Form 10KSB
period 1996-12-31
US CHINA INDUSTRIAL EXCHANGE INC
filed 1997-04-01
CIK 922717

FORM 10-KSB
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 1996

                           Commission File No. 0-24624
                          ----------------------------
                         U.S.-CHINA INDUSTRIAL EXCHANGE
                 (Name of small business issuer in its charter)

           NEW YORK                                         13-3097642
 (State or other jurisdiction of                        (I.R.S. Employer
  incorporation or organization)                         Identification No.)

                              7201 Wisconsin Avenue
                            Bethesda, Maryland, 20814
                                 (301) 215-7777

Securities registered pursuant to Section 12(b) of the Act: NONE

        Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, $.01 par value
                         Class A Warrants
                         Class B Warrants

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes    [ x ]       No [    ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ x ].

The issuer's revenue for its most recent fiscal year was $22,901,000.

The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, the average bid and asked prices of such stock, as of March 26, 1997 was approximately $16,704,000.

The number of shares outstanding of each of the issuer's class of common equity, as of March 26, 1997, was 4,772,500 shares of Common Stock and 2,000,000 shares of Class B Common Stock.

Documents Incorporated by Reference:  Part III:  Proxy Statement

PART I
Item 1.  Business

General

     The Company, founded in 1981, is an established independent marketing and sales organization in China for certain Western products. The Company provides United States, European and other manufacturers with access to the Chinese marketplace and offers a wide range of marketing, sales and technical services for its products. The Company conducts its marketing and sales and provides its services exclusively to buyers located in China, Hong Kong, and Macau. The Company is the exclusive sales representative for several major manufacturers of high-technology diagnostic medical equipment, construction, mining and other industrial machinery and scientific research instrumentation. The Company also sells certain products on a non-exclusive basis. The Company's national sales and technical support staff operates from its office in Beijing and regional offices in Shanghai, Guangzhou, Tianjin and Hong Kong. In addition to its sales activities, the Company also provides marketing research and consulting services to its manufacturers for a variety of business activities in China, and will commence providing certain health care services in 1997.

     During 1996, the Company continued its business of selling Western products to the China market, and expanded its activities through establishment of a wholly owned subsidiary in Hong Kong, shipment of $8.4 million of medical equipment pursuant to long term financing granted to Chinese purchasers by the Export-Import Bank of the United States, hiring of additional staff and extension of financing terms to selected buyers. The Company also is entering the business of providing health care services by establishing a joint venture clinic, which when opened in 1997, will provide maternity and birthing services and pediatric care to expatriate and diplomatic families in Beijing.

     On November 8, 1996, the Company closed an underwritten public offering of securities resulting in net proceeds to the Company of approximately $9.8 million from the offering and subsequent sale of additional securities pursuant to an over-allotment option held by the underwriter. The proceeds of this offering will be used for working capital purposes, including the funding of the future expansion of the Company's marketing and sales operations in China and Hong Kong and the development, commencement and possible expansion of the Company's proposed health care services operations.

     In order to meet increased competition and difficult market conditions caused by a restriction of credit available to domestic Chinese organizations and to continue to expand its markets, the Company continued to offer certain customers extended payment terms on purchases. These sales were to familiar and qualified purchasers and were structured to minimize the Company's risk of non-payment. In addition, the short term cash flow implications on the Company are also minimized since in most cases the Company's suppliers participate in extending reciprocal payment terms to the Company for a significant portion of these extended payment arrangements. The Company believes that its decision to undertake this financing initiative contributed substantially to the overall increase in sales in 1996 and 1995, although there can be no assurance that this financial initiative will continue to offset or reduce the continuing impact of credit restrictions.

     In March of 1996 the Company established a wholly owned subsidiary in Hong Kong, Chindex Hong Kong Limited. This subsidiary initially has focused on the sale of Acuson ultrasound machines to end-users in Hong Kong and was profitable in 1996. Chindex Hong Kong Limited currently has four employees.

     In 1996, the Company's wholly foreign-owned subsidiary, Chindex Holdings International Trade (Tianjin) Ltd., which is registered in the special economic Tianjin Free Trade Zone and which was established in 1995, continued its planned expansion in the import, warehousing and distribution of products. This subsidiary supplies certain products and consumables directly to hospitals in China for domestic currency and is serving as a platform for future distribution activities.

     During 1996, the Company shipped $8.4 million of goods financed by the Export-Import Bank of the United States. This financing, involving the granting of tied aid credits to Chinese organizations for the purchase of equipment sold by the Company, initially had been scheduled to be completed in 1995 but was delayed because of the expiration of the Export-Import Bank's legal authority to make tied-aid loans and the shut down of the U.S. Government related to the budget dispute between the Congress and the Clinton Administration.

     In 1995, the Company began a process of expansion into the related field of the provision of health services which process continued in 1996. The Company has taken the initial steps to bring much needed western standard health care services to specific, targeted segments of China by establishing the Beijing United Family Health Center (Beijing United) a 90/10 joint venture between the Company and the Chinese Academy of Medical Sciences Union Medical & Pharmaceutical Group Beijing Union Medical & Pharmaceutical General Corporation (Chinese Academy of Medical Sciences). Beijing United expects to provide the expatriate business and diplomatic community in Beijing with complete western standard maternity and birthing services as well as neonatal and pediatric care. The Company will consider establishing a series of clinics in other major metropolitan centers in China over the next several years and has initiated the evaluation and planning process for that undertaking.

     To date the Company's proposed health care services operations have been in the development phase and the proposed clinic in Beijing has not yet opened. Although the Company believes that the Beijing United clinic is the first foreign-managed health care facility of its kind to have been granted the necessary authorization to operate in Beijing by China's Ministry of Health, all requisite approvals have not yet been obtained. Following completion of construction of the facility, the Company must obtain an occupancy permit and medical license from the appropriate Beijing municipal authorities. There can be no assurance that all requisite approvals ultimately will be obtained or continued in effect as necessary for clinic operations.

     The provision of health care services entails the risk of potential medical malpractice and similar claims which may be asserted against Beijing United and/or against the Company in the event that services rendered by Beijing United or procedures performed at the Beijing United facility are alleged to have resulted in injury or other adverse effects. Although the Company intends to obtain and to cause Beijing United to obtain liability insurance that it believes will be adequate as to both risk and amounts, there can be no assurance that any such insurance will be obtained or that successful malpractice claims will not exceed the limits of the Company's insurance and thus have a material adverse effect on the Company's business, financial condition or operating results.

Marketing

     China, with more than one billion people, contains approximately one-fifth of the world's population. It is the third largest economy in the world according to the International Monetary Fund's (IMF) calculation methods for Gross Domestic Product (GDP). Using the IMF's Purchasing Power Parity method of calculation, China's GDP is approximately $3.21 trillion, behind only the United States and Japan. China has expanding trade relations with the United States. According to U.S. Department of Commerce statistics, China imported a total of $14.5 billion from the United States in 1996. The Company believes that there exists a substantial and expanding market for its products in the China marketplace and the further integration of the Chinese foreign trade system into the established global economy through its application to the World Trade Organization and other initiatives to further open the Chinese economy to foreign participation will further enhance the market for the Company's products.

     The medical products which the Company sells are marketed to hospitals, through hospital administrators and the doctors who are the ultimate users of the products. There is virtually no private practice of medicine in China and all physicians are affiliated with hospitals or similar institutions. Each hospital also has various economic and administrative forces at work determining hospital policy and practice. A hospital's decision to purchase the Company's products depends on those economic and administrative forces. The Company's marketing is addressed to all relevant participants in the purchasing decision, including the doctors and hospital administrators.

     The Company's non-medical products are marketed in a variety of ways depending on the type of product involved. Unlike sales of medical instruments, the sale of this machinery is regulated and/or coordinated by the applicable ministry or similar agency and usually involves national funding concerns and interaction with centralized bureaucracies. As such, the marketing efforts related to these machinery sales are designed for extended involvement by the Company over the full development cycle of a particular sale, which often involves up to two years of pre-sale activity. Other equipment sales can involve extensive work at a particular end user site to identify needs and assist in formulating specifications. Marketing activities can include presentations to central Ministry officials, product seminars conducted at the prospective end-user site and technical seminars given to end-users and other pertinent entities in China. In addition, the Company employs traditional product marketing techniques such as advertising, sales seminars, exhibitions and Chinese language promotional literature, among other things.

     Most purchases of the Company's products, regardless of the nature of the end-user, are made through foreign trade corporations (FTCs). Although the purchasing decision is made by the end-user, which may be an individual or a group having the required approvals from their administrative organizations, the Company enters into formal purchase contracts with FTCs. The FTCs make purchases on behalf of the end-users and are legally authorized by the Chinese government to conduct import business. These organizations are chartered and regulated by the government and are formed to facilitate foreign trade. The Company markets its products directly to end-users, but in consummating a sale the Company also must interact with the particular FTC representing the end-user. For this reason, the Company seeks to maintain ongoing relationships with the FTCs in its industries. By virtue of its direct contractual relationship with the FTC, rather than the end-user, the Company is to some extent dependent upon the continuing existence of and contractual compliance by the FTC until the particular transaction has been completed.

Manufacturers and Products

     Acuson Corporation (Acuson), which manufactures only ultrasound imaging devices, is the Company's largest supplier. Sales by the Company of Acuson products represented over half of total revenues during 1996 and 1995. The Company has an exclusive distribution agreement for China and Hong Kong with Acuson.

     Other medical products which the Company sells in China include machines and consumables manufactured by Johnson & Johnson Clinical Diagnostics that utilize "dry slide" clinical chemistry technology, products manufactured by Leibinger GmbH (a Pfizer company), a leading German manufacturer of radiosurgical treatment planning and stereotactic systems, medical laboratory analysis equipment manufactured by Nova Biomedical, Inc., electrodiagnostic instrumentation manufactured by Nicolet Biomedical Inc., audiometric instruments and middle ear analyzers manufactured by Grason-Stadler, Inc., medical laser devices manufactured by Sharplan Lasers, and bone densitometry systems manufactured by Lunar Corporation.

     During 1996, the Company initiated marketing of the products of two new medical manufacturers. The first of these, Steris Corporation, manufactures sophisticated sterilizers for hospital and research use as well as other medical equipment such as special lights and tables for operating rooms. The other new manufacturer is Carl Zeiss Far East Company limited, which makes systems and equipment for stereotactical operations.

     A large majority of the Company's sales of mining and construction vehicles, and spare parts for those vehicles, are attributable to the sales of the products of Volvo Construction Equipment Corp. (Volvo) and its joint venture company Euclid-Hitachi Heavy Equipment, Inc. (EHHE). Sales by the Company of Volvo and EHHE products are on an agency, rather than direct sale, basis thereby generating net commission income, rather than sales income. The Company represents Volvo through an exclusive sales representative agreement with Volvo Construction Equipment Corp. in China and also undertakes independent consulting responsibilities for Volvo.

     The Company also represents Clark-Hurth Components, recently acquired by Dana Corporation, which manufactures a variety of transmissions and axles for use in construction and mining vehicles. The Company markets and sells the Clark-Hurth products in China and also serves as consultant to Clark-Hurth for a potential manufacturing joint venture project in China.

     In the industrial sector, in addition to the sale of construction and mining vehicles and equipment, in recent years the Company has completed industrial projects in mining conveyance systems, electric power generation utilizing geothermal and waste heat sources, specialized valves for the petroleum industry, ultrasonic flaw detection systems for metallurgical applications, quality control instrumentation for the mining and metallurgical industries, steel pretreatment systems, coal processing analysis instrumentation, coal preparation equipment, industrial air conditioning and specialized saws for industrial applications. Recent activities in scientific instrumentation have included projects in optical spectrum analysis, electrochemical analysis, infrared analytical instrumentation and instrumentation for laser beam analysis.

     During 1996, sales of products related to these projects included sales on behalf of Amdel Corporation, Australian Conveyor Engineering Pty. Ltd., Bioanalytical Systems, Inc., The Daniels Company, Dodge-Rockwell Automation, Dynamic Systems, Inc., Electro Optical Industries, Inc., Krebs Engineers, Inc., Racine Railroad Products, and Stanford Research Systems.

Distribution Arrangements

     Where the Company functions as the exclusive sales representative of a manufacturer, the contracts between the Company and each of its manufacturers do not represent long-term obligations of the manufacturer and there can be no assurance that the Company's manufacturers will not elect to change their method of distribution into the China marketplace to a format that does not utilize the services of the Company.

     Acuson Corporation

     The Company commenced its contractual relationship with Acuson in 1987. Under the terms of its current agreement, the Company is the authorized distributor of Acuson diagnostic ultrasound equipment in China and Hong Kong.
In addition, the Company's responsibilities include the training of all customers, the maintenance and servicing of Acuson products and various promotional activities within China and Hong Kong. Acuson provides customers of the Company with a parts warranty of up to thirteen months from the date of product shipment from the United States. In accordance with such guarantee, Acuson will replace or repair any parts defective as a result of original materials used or workmanship. Servicing this warranty is the responsibility of the Company. The agreement with Acuson has been renewed regularly since 1987. The current agreement with Acuson is automatically renewed for successive one year periods from each March 31st, unless either party gives timely notice of intent not to renew.

     Volvo Construction Equipment Corp.

     Since 1981 the Company has served as the representative for certain products now marketed by Volvo Construction Equipment Corp. The current agreement between the Company and Volvo has been in effect since January 1, 1989. That Agreement was entered into with VME International Sales AB (VME), a joint venture company jointly owned by Volvo AB and Clark Equipment Company (Clark). In 1995, Clark sold its share of VME to Volvo AB and, since the conclusion of the transaction, VME has been called Volvo Construction Equipment Corp. The Company serves as the exclusive sales representative in all but the Guangdong and Hainan provinces of China (in which the relationship is non-exclusive) for certain products now marketed by Volvo. The products under this agreement are wheel loaders, marked Volvo BM and/or Michigan, articulated haulers marked Volvo BM, rigid haulers marked Euclid, excavator loaders marked Volvo BM and replacement parts for such products. Sales of the rigid haulers are now made by Euclid-Hitachi Heavy Equipment, Inc. The Company believes that its arrangement with Volvo eventually will be modified to reflect the separate sales undertaking for the rigid haulers.

Competition

     The Company competes with other independent distributors in China that market similar products. Although the Company believes that it is one of the largest independent distributors in its markets, there may be other distributors with greater resources or other competitive advantages over the Company.

     In addition to other independent distributors, the Company faces more significant competition from direct distribution of established manufacturers. In the medical products field, for example, the Company competes with Hewlett-Packard, which maintains its own direct sales force in China. In addition, since certain manufacturers, such as Hewlett-Packard, market under one brand name a wide variety of products in China to different market sectors, those manufacturers may be better able than the Company to establish name recognition across industry lines. For example, Hewlett-Packard also manufactures and markets computers in China as well as other medical instruments not sold by the Company. The Company believes that Hewlett-Packard, ATL, and Siemens Corporation are the largest such direct competitors in the medical products field. The Company believes that its products incorporate technologies that are more advanced than those available in products currently available from domestic Chinese manufacturers.

     The Company also faces significant competition from the direct sales operations of Caterpillar Inc. and other large, international companies active in the same equipment sectors as the Company. Certain competition is presented by domestic Chinese entities in various product areas. Certain of the Company's competitors, whether joint venture projects with foreign manufacturers or all-Chinese groups, often receive preferential treatment by the government regulatory authorities, who seek to curtail spending on imported equipment in favor of domestic Chinese industrial development.

     The Company's competitive position depends in part upon its ability to attract and retain qualified personnel in sales, technical and administrative capacities. In addition, many of the Company's various competitors have greater resources, financial or otherwise, than does the Company.

     In response to increased competition, and, in an effort to expand its business, the Company has entered into agreements with certain customers to provide extended payment terms for purchase of goods. These arrangements, limited to selected purchasers qualified by the Company, have assisted the Company in competing with financing offered by competing manufacturers and governments. See "Management's Discussion and Analysis or Plan of Operations-Liquidity and Capital Resources" below.

     The Company's subsidiary, Chindex Holdings International Trade (Tianjin) Ltd., sells goods and receives payment in local Chinese currency and uses the currency to pay for local expenses. The Company recognizes that any devaluation in the local currency may have a negative impact on the results of operations but does not believe any loss would be significant.

Employees

     At December 31, 1996, the Company had 128 full-time salaried employees, 115 of whom are in China. Of the full-time personnel in China, 13 are expatriates and 102 are Chinese nationals. Of the Company's China-based employees, 33 are considered administrative personnel, 18 are engineering personnel and the remainder are sales personnel. No employee of the Company currently is represented by a labor union. Management considers its employee relations to be good.

     The Company intends to add employees as necessary to meet its management, marketing, sales and technical service needs from time to time. To date, the Company has been able to attract and retain highly qualified professionals and other administrative personnel as required by its business. The Company believes that the future success and development of the Company is dependent to a significant degree on its ability to continue to attract such individuals.

Forward-Looking Statements

     With the exception of historical information, the matters discussed or incorporated by reference in this Report on Form 10-KSB and, if any, in the Company's 1997 Annual Report to Shareholders are forward-looking statements that involve risks and uncertainties. These forward-looking statments include, but are not limited to, statements about the Company's (i) performance goals, (ii) future revenues and earnings, (iii) markets and (iv) proposed new operations. Actual results could differ materially from such forward-looking statements because of, among other things, the following factors: developments relating to conducting business in China (including political, economic and legal matters), the timing of the Company's revenues, risks relating to commencement of healthcare services operations and dependence on certain suppliers.

Item 2.     Facilities

     The Company's representative headquarters in China are located at a 12,000 square foot facility in Beijing pursuant to a lease expiring June 30, 2001. The Company also leases regional offices in the Chinese cities of Shanghai, Guangzhou and Tianjin comprised of approximately 700, 350 and 700 square feet, respectively, each lease expiring yearly. The Company's executive and administrative offices are located in Bethesda, Maryland, which provides access to nearby Washington, D.C. The lease for the Bethesda office, which consists of approximately 3,800 square feet, expires on July 31, 2001.

     On November 8, 1995, the Company entered into a lease of a four story building of approximately 43,500 square feet in Beijing. On November 26, 1996 this lease was extended to 15 years, expiring on December 24, 2010. The Company is in the process of renovating two floors of the building for the Beijing United Family Health Center, a birthing center and pediatric clinic to be operated by a joint venture formed by the Company and the Chinese Academy of Medical Sciences. The Company has already subleased the remaining two floors. The sublease expires on January 31, 1999, with the tenant having an option to extend the term of the sublease for an additional two years.

     On September 1, 1996, Chindex Hong Kong Limited entered into a two year lease for approximately 600 square feet of office space.

     The Company believes that these facilities will be sufficient to satisfy the Company's current requirements. In its strategy to expand operations, however, the Company will explore new territories in China and will seek to open new offices. Although the Company believes that office space will be available at affordable prices, no assurance can be given. The Company believes that, in the event any of the existing leases that expire within five years are not renewed, adequate alternative space will be available in the same areas at comparable rates.

Item 3.   Legal Proceedings

     There are no pending material legal proceedings to which the Company or any of its properties is subject.

Item 4.    Submission of Matters to a Vote of Security Holders

     A special meeting of shareholders of the Company was held on October 28, 1996, for the purpose of voting on proposals to amend the Company's Certificate of Incorporation to increase the number of its authorized shares of Common Stock, $.01 par value, from 18,000,000 to 28,000,000. Proxies for the meeting were solicited pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, and there was no solicitation in opposition.
     The proposal to increase the number of its authorized shares of Common Stock was approved by the following vote:
                                                                  Non votes/
                          For                  Against           Abstentions
Votes/Abstentions    12,093,436 (87.4%)      38,300 (1.0%)          0 (0.0%)

PART II

Item 5.     Market for Registrant's Common Equity and Related Stockholder
Matters

     The Company's Units (one share of Common Stock, one Class A Warrant and one Class B Warrant), Common Stock, Class A Warrants, and Class B Warrants have been listed on the National Association of Securities Dealers Automated Quotation Market ("NASDAQ") under the symbols CHDXU, CHDX, CHDXW, CHDXZ, respectively.
The following table shows the high and low common stock bid quotations in the over-the-counter market, as quoted by NASDAQ. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

          Quarter Ended                      High Bid         Low Bid

          March 31, 1995                       4-1/2            3-1/2
          June 30, 1995                          5              3-1/2
          September 30, 1995                   5-3/4            4-1/2
          December 31, 1995                    5-3/4            4-7/8

          March 31, 1996                       5-1/2              4
          June 30, 1996                        4-15/16          3-1/4
          September 30, 1996                   5-1/8            3-7/8
          December 31, 1996                    5-1/4            3-1/8

     On July 18, 1995, the Company received approval to begin trading its' common stock on The NASDAQ National Market. The Company's Units, Class A Warrants and Class B Warrants continue to trade on the NASDAQ SmallCap Market.

     As of March 26, 1997, there were 8 record holders and there is estimated to be approximately 1,000 beneficial owners of the Company's Common Stock, and three owners of the Company's Class B Common Stock.
     The Company has not paid any cash dividends on its Common Stock since inception, and it does not anticipate paying any cash dividends in the foreseeable future. The Company expects to retain earnings for use in its business.

Item 6.  Management's Discussion and Analysis or Plan of Operation

Results of Operations

Fiscal year 1996 compared to 1995

     The Company's revenues are derived in two ways: net sales by the Company for its own account and net commission income consisting of commissions on sales made by manufacturers that are represented by the Company. The Company often elects the form of each transaction based on the circumstances of the transaction, including the nature of the products and parties involved. Consequently, the Company does not believe that the changes over periods in the mix comprising total gross profit on sales and net commission income necessarily reflect any trends.

     The Company's net sales for the year ended December 31, 1996 increased $9,058,000 or 70%, and net commission income for 1996 decreased $1,274,000 or 60% over the year ended December 31, 1995. The significant increase in net sales over the periods was substantially due to increased marketing efforts, the Company's decision to offer extended payment terms to customers, and availability of improved financing terms from the Export-Import bank. Net sales of $8.4 million were facilitated by the Export-Import Bank financing to certain identified Chinese organizations for the purchase of equipment sold by the Company.

     The Company believes that total gross profit on sales and net commission income was negatively impacted during the year by restrictions imposed by the Chinese government on the availability of credit from the Chinese banking system to the Company's customers. The Company believes the restrictions on the availability of credit will continue to impact operations for the immediate future. While the Company continues to explore additional financing opportunities, including with the Export-Import Bank, there can be no assurances that any such financing will be available in the future. This financing arrangement from the Export-Import Bank was the first of its kind for the Company and, the Company believes, was the first of its kind for purchasers in China. The Company has not received any further Export-Import Bank financing commitments and there can be no assurance that any such commitments will be obtained in the future.

     The Company's gross profit on sales as a percentage of net sales for 1996 was 32% compared to 26% for 1995. This increase is attributable primarily to improved pricing achieved on the Export-Import Bank financed sales. The Company's total gross profit on sales and net commission income was $7,823,000 for 1996. Of that amount $6,982,000 or 89% consisted of gross profit on sales and $841,000 or 11% consisted of net commission income. The Company's total gross profit on sales and net commission income was $5,450,000 for 1995. Of that amount $3,335,000 or 61% consisted of gross profit on sales and $2,115,000 or 39% consisted of net commission income. Since the Company generally elects the form of transactions it does not believe that the changes over periods in the mix comprising total gross profit on sales and net commission income reflects any trends.

     Selling, general and administrative expenses for 1996 and 1995 were $7,896,000 and $6,239,000 respectively, representing an increase of $1,657,000 or 27%. These expenses represent costs associated with increased staff bonuses as a result of higher sales, senior management hirings, increased rent expense related to the new building leased to house the proposed Beijing United facility, and increases related to travel and entertainment. These components account for substantially all of the total increase over the year and are attributable to expanded marketing efforts.

     Miscellaneous income of $501,000 for the year 1996 represents principally the net sub-lease income received from sub-lease of a portion of the building leased to house the Beijing United facility, net of proportionate rent expense. Liquidity and Capital Resources

     In November 1996, the Company completed a second underwritten public offering of securities. The Company received net proceeds of approximately $9.8 million from the offering and subsequent sale of additional securities pursuant to an over-allotment option held by the underwriter. Most of the proceeds are currently invested in short-term government securities.

     As of December 31, 1996, the Company had working capital of $19,996,000, including cash and cash equivalents of $13,374,000, as compared to working capital of $6,595,000 with cash and cash equivalents of $3,599,000 as of December 31, 1995. During 1996 the Company spent approximately $1.3 million toward equipment and building improvements for the Beijing United Family Health Center (Beijing United). The Company anticipates spending an additional amount of approximately $1.7 million for completion of the Beijing United facility. The Company believes that the Beijing United facility will provide much-needed Western standard health care services, including maternity and birthing services as well as neonatal and pediatric care, to specified target markets in China, including the expatriate business and diplomatic community in Beijing. The Company currently anticipates that the Beijing United facility will open in Mid-1997. The Company intends to finance these capital expenditures principally from its available sources, including cash and cash equivalents.

     Trade receivable increased $1,857,000 over prior year. This is principally related to sales with extended payment terms. These extended payment terms have been provided to select customers in the Company's more familiar markets and under circumstances designed to reduce risk. These terms have involved the extension to a later date or dates of the payment in full on product purchases. A substantial payment is required at the time of delivery, on a prepayment or letter of credit basis. The majority of extended payment arrangements have been coordinated among the Company, the supplier and the end-user to minimize the Company's risk of non-payment. In order to minimize its risks the Company offers extended payment term opportunities only to familiar and reliable select customers. However, the extension of payment terms has the effect of postponing the receipt of cash by the Company, thereby negatively impacting cash flow and liquidity in the short term.

     The availability of capital resources and liquidity has become increasingly important as a result of continued restrictions by the Chinese government on the availability of credit from the Chinese banking system to the Company's customers. These restrictions, which were implemented in 1993 in response to inflationary concerns and other economic factors, continue to negatively impact the Company's operations. Although the Company believes that its offering of extended payment terms contributed substantially to its results of operations during 1996 there can be no assurances that the extended payment terms will continue to offset or reduce the continued impact of the restrictions on credit in China.

     Accounts payable increased $2,844,000 over prior year as a result of the Company's ability to negotiate its extended term sales with its suppliers and receiving reciprocal payment terms. During 1995 the Company developed a unique escrow agreement with one supplier to help provide a future payment guarantee without tying up any current working capital that allows the Company to continue to expand the extended payment term program.

     In light of the uncertainty of available financing to the Company's markets, the Company continues to search for alternate financing programs. The recent tied aid credits from the Export-Import Bank for the purchasers of the Company's products provides an attractive financing alternative and the Company will continue to explore additional similar financing opportunities. There can be no assurance that similar Export-Import Bank financing will be available in the future.

     Inventories rose by $1,107,000 during the year as the Company continued to build up inventories in response to various business conditions. Almost half of this increase involves a large sale to a Hong Kong hospital. This sale is expected to be completed in the second quarter 1997.

     On August 19, 1996, the Company increased its existing credit facility with First National Bank of Maryland from $900,000 to $1,300,000 for short-term working capital needs, standby letters of credit, and spot and forward foreign exchange transactions. In addition, First National Bank of Maryland has provided a $420,000 standby letter of credit as a separate credit facility apart from the increased line of credit. The $1,300,000 credit facility and the $420,000 standby letter of credit are payable on demand, fully secured and collateralized by government securities acceptable to the Bank having an aggregate fair market value of not less than $1,911,112. As of December 31, 1996, the Company had available approximately $1,300,000 under the credit facility. Generally, since the Company's assets principally are located in China, the Company has experienced difficulties in obtaining asset-based financing.

     Although the Company remains optimistic about the market place, there continues to be uncertainty as to the direction of China's on-going political and economic reforms as well as China's relationship with the United States. This uncertainty may influence the budgeting and purchasing process in China. Any of the foregoing circumstances may impede trade with China, thus temporarily impairing the ability of the Company's customers to purchase the Company's products.

     In order to complement its proposed expansion, the Company may acquire businesses or assets that are consistent with the Company's current operations or experience in China. The Company currently does not have any agreements, commitments, arrangements or understandings with respect to any proposed acquisition and there can be no assurance that any suitable acquisition will be discovered or consummated. Any use of cash used to finance any such acquisition would be derived principally from cash and cash equivalents.

Timing of Revenues

     The timing of the Company's revenues is affected by several significant factors. Many end-users of the products sold by the Company depend to a certain extent upon the allocation of funds in the budgeting processes of the Chinese government and the availability of credit from the Chinese banking system. These processes and the availability of credit are based on policy determinations by the Chinese government and are not necessarily subject to fixed time schedules. In addition, the sales of certain products often require protracted sales efforts, long lead times and other time-consuming steps. Further, in light of the dependence by purchasers on the availability of credit, the timing of sales may depend upon the timing of the Company's or its purchasers' abilities to arrange for credit sources. As a result, the Company's operating results have varied and are expected to continue to vary significantly from period to period and year to year. In addition, a relatively limited number of orders and shipments may constitute a meaningful percentage of the Company's revenue in any one period. Correspondingly, a relatively small reduction in the number of orders can have a material impact on the Company's revenues in any year. Further, because the Company recognizes revenues and expenses relating to certain contracts as products are shipped, the timing of shipments could affect the Company's operating results for a particular period.

     During 1996, the Company recognized $8.4 million in sales as a result of the shipment of goods sold to end-users under an Export-Import Bank financing arrangement. This financing arrangement was the first of its kind for the Company and, the Company believes, was the first of its kind for purchasers in China. The increase in the Company's sales in 1996 was facilitated by this financing. Accordingly, the Company's results of operations for the twelve months ended December 31, 1996 were significantly and positively impacted by the timing of the payments from the financing. The Company has not received any further Export-Import Bank financing commitments and there can be no assurance that any such commitments will be obtained in the future by the Company or the end-users of its products.

     In order to meet increased competition and difficult marketing conditions caused by a restriction of credit available to domestic Chinese organizations and to continue to expand its markets, the Company has continued to make sales to certain customers with extended payment terms. These sales were to familiar and qualified purchasers and were structured to minimize the Company's risk of non-payment. In addition, the short-term cash flow implications on the Company were also minimized by obtaining reciprocal payment terms from the Company's suppliers. There can be no assurance, however, that the Company's suppliers will continue to so participate in the future, which would have a negative impact on the Company's short-term cash flow. The Company believes that its efforts with respect to financing initiatives contributed substantially to the overall increase in sales in 1995 and 1996. There can be no assurance however that these financial initiatives will continue to offset or reduce the continuing impact of credit restrictions or that the Export-Import Bank financing will recur.

Foreign Currency Exchange and Impact of Inflation

      The results of operations of the Company for the periods discussed have not been significantly affected by inflation or foreign currency fluctuation. To date, substantially all of the Company's purchases and sales have been made in U.S. dollars. Thus, the Company has not had extensive foreign currency risk. However, changes in the valuation of the Chinese Renminbi may have an impact on the Company's results of operations in the future. The Company's subsidiary, Chindex Tianjin, sells products in Renminbi. The Renminbi is not a freely convertible currency and accordingly exchange risks cannot be hedged.

     Also, the Company has purchased and will continue to purchase some products in currencies other than U.S. dollars and has sold and will continue to sell such products in China for U.S. dollars. To the extent that the value of the U.S. dollar declines against such a currency, the Company could experience a negative impact on profitability. The Company anticipates hedging transactions wherever possible to minimize such negative impacts.


Item 7.   Consolidated Financial Statements

          The consolidated financial statements are shown after this page numbered as follows:

                                                                Pages
          Report of Ernst & Young LLP, Independent Auditors      F-1

          Consolidated financial statements
             Consolidated Balance Sheets                         F-2
             Consolidated Statements of Operations               F-3
             Consolidated Statements of Cash Flows               F-4
             Consolidated Statements of Shareholders' Equity     F-5
             Notes to Consolidated Financial Statements       F-6 to F-11

                Report of Ernst & Young LLP, Independent Auditors


The Board Of Directors and Shareholders
U.S.-China Industrial Exchange, Inc.

We have audited the accompanying consolidated balance sheets of U.S.-China Industrial Exchange, Inc. as of December 31, 1996 and 1995, and the related consolidated statements of operations, shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of U.S.-China Industrial Exchange, Inc. at December 31, 1996 and 1995, and the consolidated results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.




                                             Ernst & Young, LLP

Vienna, Virginia
March 5, 1997

                      U.S.-CHINA INDUSTRIAL EXCHANGE, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                   DECEMBER 31,    DECEMBER 31,
                                                       1995            1996
                                                  ------------     -------------
                                    ASSETS
Current assets:
  Cash & cash equivalents........................  $  3,599,000     $13,374,000
  Receivables:
    Trade accounts, less allowance for doubtful
    accounts of $95,000 (1995) and $115,000 (1996)    3,725,000       4,626,000
    Current portion -- long term trade accounts..     2,396,000       3,612,000
    Commissions receivable.......................       962,000         449,000
  Inventories....................................     1,215,000       2,188,000
  Other current assets...........................       690,000         716,000
                                                   ------------    -------------
       Total current assets......................    12,587,000      24,965,000
  Property & equipment, net .....................       406,000       1,783,000
  Trade accounts receivable, long term...........     2,348,000       2,068,000
  Other..........................................        93,000         148,000
                                                   ------------    -------------
       Total assets..............................  $ 15,434,000     $28,964,000
                                                   ============    =============


                        LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses..........  $  4,139,000     $ 6,118,000
  Accrued contract training......................       683,000         724,000
  Current portion-long term accounts payable, net       984,000       1,615,000
  Income taxes payable..........................        186,000         465,000
                                                   ------------    -------------
       Total current liabilities................      5,992,000       8,922,000
  Long term accounts payable, net...............        933,000       1,126,000
                                                   ------------    -------------
       Total liabilities........................      6,925,000      10,048,000

Shareholders' equity:
  Preferred stock, $.01 par value: Authorized --
    5,000,000 shares, none issued
  Common stock, $.01 par value
    Authorized -- 30,000,000 shares (including
    2,000,000 designated Class B);
    Common shares issued and outstanding; 1995 -
    1,840,000 shares, 1996 - 4,772,500 shares...         18,000          48,000
    Class B -- 2,000,000 shares issued and
    outstanding in each year....................         20,000          20,000
  Additional capital............................      7,477,000      17,278,000
  Foreign currency equity translation adjustment         (8,000)         (8,000)
  Retained earnings.............................      1,002,000       1,578,000
                                                   ------------    -------------
    Total shareholders' equity..................      8,509,000      18,916,000
                                                   ------------    -------------
    Total liabilities and shareholders' equity..   $ 15,434,000     $28,964,000
                                                   ============    =============

                                 See accompanying notes

                      U.S.-CHINA INDUSTRIAL EXCHANGE, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                      YEAR ENDED DECEMBER 31,
                                                -------------------------------
                                                       1995            1996
                                                   -----------     ------------


Net sales.......................................   $13,002,000      $22,060,000
Cost of goods sold..............................     9,667,000       15,078,000
                                                   -----------      -----------
Gross profit on sales...........................     3,335,000        6,982,000
Net commission income...........................     2,115,000          841,000
                                                   -----------      -----------
TOTAL GROSS PROFIT ON SALES AND
  NET COMMISSION INCOME.........................     5,450,000        7,823,000
Selling, general and administrative
Salaries and payroll taxes......................     2,682,000        3,536,000
Travel and entertainment........................     1,440,000        1,796,000
Other...........................................     2,117,000        2,564,000
                                                   -----------      -----------
                                                      (789,000)         (73,000)
Other income and expenses
Interest expense................................       (81,000)        (119,000)
Interest income.................................       427,000          408,000
Miscellaneous (expenses)/income - net...........        (6,000)         501,000
                                                   -----------      -----------
(Loss) income before benefit from/
  (provision for) income taxes..................      (449,000)         717,000
Benefit from/(provision for) income taxes.......       132,000         (141,000)
                                                   -----------      -----------
NET (LOSS)/INCOME...............................  $   (317,000)     $   576,000
                                                   ===========      ===========
NET (LOSS)/INCOME PER SHARE.....................        $(0.09)         $  0.15
                                                   ===========      ===========
Weighted average shares outstanding.............     3,390,000        3,818,034
                                                   ===========      ===========



                                     See accompanying notes

                      U.S.-CHINA INDUSTRIAL EXCHANGE, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                      YEAR ENDED DECEMBER 31,
                                                     ------------------------
                                                     1995                1996
                                                   ----------       -----------
OPERATING ACTIVITIES
Net (loss) income.............................   $   (317,000)      $   576,000
Adjustments to reconcile net (loss) income to
  net cash (used in) provided by operating
  activities:
  Depreciation & amortization.................        121,000           130,000
  Provision for doubtful accounts.............         20,000            20,000
  Provision for deferred taxes................         46,000          (161,000)
  Inventory write-down........................         95,000           134,000
  Amortization of discount from
  investment security.........................        (91,000)            --
Changes in operating assets and liabilities:
  Trade receivable............................     (3,602,000)       (1,857,000)
  Commissions receivable......................        (32,000)          513,000
  Inventories.................................       (652,000)       (1,107,000)
  Other current assets........................       (288,000)          133,000
  Other assets................................        119,000           (52,000)
  Accounts payable and accrued expenses.......      2,866,000         2,844,000
  Income taxes payable........................       (263,000)          279,000
                                                   ----------       -----------
Net cash (used in)/
  provided by operating activities............     (1,978,000)        1,452,000

INVESTING ACTIVITIES
  Sale of investment security.................      2,635,000             --
  Purchase of property and equipment..........       (189,000)       (1,508,000)
                                                   ----------       -----------
Net cash (used in)/
  provided by investing activities............      2,446,000        (1,508,000)

FINANCING ACTIVITIES
  Proceeds from issuance of common stock......          --            9,831,000
                                                   ----------       -----------
Effect of foreign exchange rate changes on cash
  and cash equivalents........................         (8,000)            --
                                                   ----------       -----------
Net increase in cash and cash equivalents.....        460,000         9,775,000
Cash and cash equivalents at beginning of period    3,139,000         3,599,000
                                                   ----------       -----------
Cash and cash equivalents at end of period....     $3,599,000       $13,374,000
                                                   ==========       ===========
Supplemental disclosure of cash flow information:
Cash paid for interest........................     $    3,000        $        0
                                                   ==========       ===========
Cash paid for income taxes....................     $   31,000        $   54,000
                                                   ==========       ===========

                               See accompanying notes

                     U.S.-CHINA INDUSTRIAL EXCHANGE, INC.
               CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                   YEARS ENDED DECEMBER 31, 1995 AND  1996


                                 COMMON STOCK       COMMON STOCK -- CLASS B
                               ------------------   ------------------------- ADDITIONAL  RETAINED     TRANSLATION
                               SHARES    AMOUNT     SHARES         AMOUNT      CAPITAL    EARNINGS     ADJUSTMENT      TOTAL
                              --------  --------   --------      ---------    ----------  ----------   ----------     -------
Balance at January 1, 1995.. 1,840,000   18,000   2,000,000         20,000    7,477,000     1,319,000       --       8,834,000

Net loss for 1995...........     --       --         --               --         --          (317,000)  $ (8,000)     (325,000)

                             ---------  -------  ----------     ----------   ----------    ----------     --------   ---------

Balance at December 31, 1995 1,840,000   18,000   2,000,000         20,000    7,477,000     1,002,000     (8,000)    8,509,000

Issuance of common stock     2,932,500   30,000       --               --     9,801,000         --           --      9,831,000

Net income for 1996             --         --         --               --        --           576,000        --        576,000

                             ---------  -------  ----------     ----------   ----------    ----------    --------   ----------
Balance at December 31, 1996 4,772,500  $48,000   2,000,000     $   20,000  $17,278,000    $1,578,000   $ (8,000)  $18,916,000
                             =========   ======   =========     ==========   ==========     =========   =========  ===========


                             See accompanying notes

                      U.S.-CHINA INDUSTRIAL EXCHANGE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ACCOUNTING POLICIES

Organization and Description of Business

  U.S.-China Industrial Exchange, Inc. (the Company) is a sales representative in China and Hong Kong for several major U.S., European, and other manufacturers of high-technology medical equipment, construction, mining and other industrial machinery and scientific research instrumentation. The Company markets and sells these products in China and Hong Kong, and provides marketing, sales and technical services for the products. Substantially all sales, commissions and purchases are denominated in U.S. dollars.

  In 1996 the Company established the Beijing United Family Health Center, a 90% -owned contractual joint venture between the Company and and a company controlled by the Chinese Academy of Medical Sciences. This clinic is being designed to provide the expatriate business and diplomatic community in Beijing with complete Western-standard maternity and birthing services as well as neonatal and pediatric care. There were no operations of the clinic in 1996. Operations are expected to commence during 1997.

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Principles of Consolidation

  The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries, Chindex, Inc., Chindex Holdings International Trade (Tianjin), Chindex Hong Kong and its 90% interest in the Beijing United Family Health Center. Significant intercompany accounts and transactions have been eliminated in consolidation.

Revenue Recognition

  Sales and most commissions are recognized upon product shipment. Costs associated with installation, after-sale servicing and warranty are not significant and are recognized in cost of sales as they are incurred.

Inventories

  Inventory purchased to fill signed sales contracts that remain undelivered at year-end (Contract inventory), service parts and inventory of peripheral components are stated at the lower of cost or market using the specific identification method. Certain items are purchased for demonstration purposes and subsequent sale (Demonstration inventory). Management monitors the salability of such demonstration inventory and reduces the carrying amount to net realizable value when there is any impairment in value.

Property and Equipment

  Property and equipment are stated at cost. Depreciation is computed on the straight line method over the estimated useful lives of the related assets. Useful lives for office equipment, vehicles and furniture and fixtures range from 5 to 7 years. Leasehold improvements are amortized by the straight-line method over the shorter of the estimated useful lives of the improvements or the lease term. Certain medical equipment is depreciated over three years.

Long Term Receivables and Payables

  Long term receivables and payables are recorded at estimated present values determined based on current rates of interest. Imputed interest is recognized using the effective interest method.

Income Taxes

  Provisions for income taxes are based upon earnings reported for financial statement purposes and may differ from amounts currently payable or receivable because certain amounts may be recognized for financial reporting purposes in different periods than they are for income tax purposes. Deferred income taxes result from temporary differences between the financial statement amounts of assets and liabilities and their respective tax bases.

Cash Equivalents

  The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Fair value of Financial Instruments

  The Company considers the recorded value of its financial instruments, which consist of cash and cash equivalents, trade receivables, commissions receivable and accounts payable, to approximate the fair value of the respective assets and liabilities at December 31, 1996 and 1995.

Earnings Per Share

  Earnings per share is based on the average number of common and common equivalent shares outstanding during the year. Shares of common stock placed in escrow at completion of the initial public offering have been excluded from the calculation of earnings per share. Other shares issuable upon the exercise of stock options and warrants were included in the calculation according to the provisions of Accounting Principle Board Opinion No. 15 (APB15).

Dividends

  The Company has not paid dividends to the shareholders of its common stock and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.

Stock-Based Compensation

  In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, 'Accounting for Stock-Based Compensation,' which is effective for the Company's December 31, 1996 financial statements. SFAS No. 123 allows companies to either account for stock-based compensation under the new provisions of SFAS No. 123 or under the provisions of APB 25, but requires pro forma disclosure in the footnotes to the financial statements as if the measurement provisions of SFAS 123 had been adopted. The Company intends to continue accounting for its stock-based compensation in accordance with the provisions of APB 25. As such, the adoption of SFAS No. 123 does not impact the financial position or the results of operations of the Company.

Reclassifications
  Certain amounts for 1995 have been reclassified to conform to the 1996 presentation.

2. PROPERTY AND EQUIPMENT, NET

     Property and equipment, net consists of the following:

                                       DECEMBER 31, 1995    DECEMBER 31, 1996
                                       -----------------    ------------------

Furniture and equipment..............       $ 463,000           $1,358,000
Vehicles.............................         124,000              124,000
Leasehold improvements...............         195,000              807,000
                                         -----------------    ----------------
                                              782,000            2,289,000
Less: accumulated depreciation
  and amortization...................         376,000              506,000
                                         -----------------    ----------------
                                            $ 406,000           $1,783,000
                                         =================    ================





3. INVENTORIES

     Inventories consist of the following:

                                       DECEMBER 31, 1995    DECEMBER 31, 1996
                                       ------------------   ------------------
Contract inventory...................      $    14,000           $  467,000
Demonstration inventory, net.........          616,000              769,000
Parts and peripheral inventory.......          585,000              952,000
                                       -----------------    ------------------
                                           $ 1,215,000           $2,188,000
                                       =================    ==================

4. EXTENDED PAYMENT TERM SALES ARRANGEMENTS


     The Company has entered into agreements with certain customers to provide extended payment terms. In conjunction with these transactions the Company has negotiated agreements with certain vendors to grant matching extended terms. Receivables and payables under these arrangements were discounted at 6.39% for the years ended December 31, 1995 and 1996, respectively.

     At December 31, 1996, long-term receivables and payables under these arrangements mature as follows:

                                     ACCOUNTS RECEIVABLE    ACCOUNTS PAYABLE
                                     -------------------    ----------------
1997.................................     $3,695,000           $1,672,000
1998.................................      1,634,000            1,033,000
1999.................................        559,000              231,000
2000.................................        144,000                 --
                                     -------------------    ----------------
                                           6,032,000            2,936,000
Less: imputed interest...............        352,000              195,000
                                     -------------------    ----------------
                                           5,680,000            2,741,000
Less: current portion................      3,612,000            1,615,000
                                     -------------------    ----------------
                                         $ 2,068,000           $1,126,000
                                     ===================    ================


Amortization of imputed interest on long-term accounts receivable was $183,000 and $164,000 for the years ended December 31, 1995 and 1996, respectively. Amortization of imputed interest on long-term accounts payable was $78,000 and $119,000 for the years ended December 31, 1995 and 1996, respectively.


5. SHAREHOLDERS' EQUITY

Common Stock

     The Class B common stock and the common stock are substantially identical on a share-for-share basis, except that the holders of Class B common stock have six votes per share on each matter considered by shareholders and the holders of common stock have one vote per share on each matter considered by shareholders. Each share of Class B common stock will convert at any time at the option of the original holder thereof into one share of common stock and is automatically converted into one share of common stock upon (i) the death of the original holder thereof, or, if such shares are subject to a shareholders agreement or voting trust granting the power to vote such shares to another original holder of Class B common stock, then upon the death of such original holder, or (ii) the sale or transfer to any person other than specified transferees.

      The holders of the outstanding 2,000,000 shares of Class B common stock have placed 450,000 shares in escrow. These shares will not be assignable or transferable (but may be voted) until such time as they are released from escrow based upon the Company meeting certain earnings levels or the common stock attaining certain price levels. All reserved shares remaining in escrow on March 31, 1999 will be forfeited and contributed to the Company's capital. In the event the Company attains any of the earnings thresholds or stock prices for the release of the escrowed shares to the original shareholders, the Company will recognize compensation expense at such time based on the fair market value of the shares released.

     On October 28, 1996, the shareholders of the Company voted to increase the number of authorized shares of common stock from 18,000,000 to 28,000,000 (excluding common stock -- Class B).

Public Offering, Common Stock, Warrants

    On August 18, 1994 the Company completed its initial public offering selling 1,600,000 common stock units for net proceeds to the Company of approximately $6,206,000. Additionally, on September 13, 1994 the underwriters exercised their overallotment option purchasing an additional 240,000 common stock units for net proceeds to the Company of approximately $1,044,000. Each unit consisted of one common share, one Class A warrant and one Class B warrant. Class A warrants entitle the holder to acquire one share of common stock and a Class B warrant at an exercise price of $6.50. Each Class B warrant entitles the holder to acquire one share of common stock at an exercise price of $8.75. Warrants are exercisable through December 31, 1999. The underwriters and a consultant have also been granted options to purchase an additional 144,000 and 16,000 units, respectively, at $6.75 per unit. These options are exercisable at any time during the four year period beginning August 18, 1995.

     On November 8, 1996 the Company completed a second underwritten public offering of securities selling 2,550,000 common stock units and an November 21, 1996 the underwriters exercised their overallotment option purchasing an additional 382,500 common stock units for net proceeds to the Company of approximately $9,831,000. Each unit is exactly the same as the original offering described above.

    In April 1994 the Company issued 300,000 Class A and 300,000 Class B warrants on a prorata basis to each shareholder of record. The exercise prices of these warrants are the same as the warrants sold in the Company's initial public offering. These warrants are exercisable at any time through December 31, 1999.

Stock Option Plan

     In April 1994, the Board of Directors adopted and the shareholders approved the Company's 1994 Stock Option Plan (the Plan). On January 9, 1997, the Board of Directors amended the Plan in accordance with changes to the rules and regulations of the Securities and Exchange Commission governing such plans. The Plan provides for the grant, at the discretion of the Board of Directors, of (i) options that are intended to qualify as incentive stock options (Incentive Stock Options) within the meaning of Section 422A of the Internal Revenue Code to certain employees, consultants and directors, and (ii) options not intended to so qualify (Nonqualified Stock Options) to employees, consultants and directors. The total number of shares of common stock for which options may be granted under the Plan is 228,000 shares. On August 18, 1994, the Company granted 82,000 of these options to purchase shares of common stock to employees and a consultant. Such options are exercisable, generally for a term of ten years, at the IPO price. During the year ended December 31, 1995, the Company granted 17,500 options to employees. The options granted during 1995 are exercisable at the fair market value on the date of grant and provide for a term of ten years.

     The Plan is administered by the Board of Directors, which determines the terms of options, including the exercise price, the number of shares subject to the options and the terms and conditions of exercise. No option granted under the Plan is transferable by the optionee other than by will or the laws of descent and distribution and each option is exercisable during the lifetime of the optionee only by such optionee.

     The exercise price of options granted under the Plan must be at least equal to the fair market value of such shares on the date of grant. With respect to any participant who owns stock possessing more than 10% of the voting rights of the Company's outstanding capital stock, the exercise price of any Incentive Stock Option may be not less than 110% of the fair market value on the date of grant. With respect to any Incentive Stock Option granted to a participant who owns stock possessing more than 10% of the total combined voting power of all classes of the Company's outstanding capital stock, the maximum term is five years.

     The following is a summary of stock option activity during the years ended December 31, 1995 and 1996:

                                                                   Exercise
                                            1995         1996        Price
                                           ------       ------     --------
Options outstanding, beginning of year:    79,560       97,060       $5.00
  Granted                                  17,500       73,000   $3.375 - $5.31
  Cancelled                                  --         (2,000)
                                          -------      -------   --------------
Options outstanding, end of year           97,060      168,060   $3.375 - $5.31
                                          =======      =======   ==============


The Company has not provided disclosures under FAS 123 for proforma net income and proforma earnings per share, as such amounts are not materially different from reported amounts. The weighted average exercise price of options outstanding at December 31, 1996 is $4.36 and the weighted average remaining contractual life of such options is 8.6 years.

Shares of Common Stock Reserved

     At December 31, 1996 the Company has reserved 12,378,000 shares of common stock for issuance upon exercise of stock options and purchase warrants.


6. INCOME TAXES

     The benefit from/(provision for) income taxes consists of the following:

                                            YEAR ENDED DECEMBER 31,
                                          --------------------------
                                               1995           1996
                                            ------------   ------------
Current:
     Federal.................................$  180,000    $(165,000)
     Foreign.................................   (30,000)     (94,000)
     State...................................    28,000      (43,000)
                                            ------------   ------------
                                                178,000     (302,000)
Deferred:
     Federal.................................   (36,000)     133,000
     State...................................   (10,000)      28,000
                                            ------------   ------------
                                                (46,000)     161,000
                                            ------------   ------------
                                             $  132,000     (141,000)
                                            ============  =============

     The net deferred tax asset is included in other current assets and consists of the following as of December 31:

                                                1995       1996
                                              --------   --------
Allowance for doubtful accounts.............  $ 30,000   $ 43,000
Inventory write downs.......................    44,000    105,000
Net operating loss carry forwards...........    44,000       --
Other.......................................     4,000     12,000

                                              --------   --------
                                               122,000    161,000
Less valuation allowance....................  (122,000)         0
                                              --------   --------
Net deferred tax asset......................  $   --     $161,000
                                              ========   ========

     The Company's effective income tax rate varied from the statutory federal income tax rate for the year ended December 31 as follows:

                                                           1995        1996
                                                           -----      -----
Statutory federal income tax rate.......................   (34.0%)     34.0%
Adjustments:
     State income taxes, net of federal tax benefit.....   ( 4.0 )      4.0
     Foreign tax rate differential                            -       ( 9.0)
     Change in valuation allowance                            -       (14.0)
     Other, including permanent differences.............     8.6        4.7
                                                            -----     -----
Effective income tax rate...............................   (29.4%)     19.7%
                                                            =====     =====


     No valuation allowance has been recorded as of December 31, 1996 as the Company believes it is more likely than not the Company's net deferred tax assets will be realized.

     The Company and its subsidiaries file separate income tax returns; the Company on a June 30 fiscal year and its subsidiaries on a December 31 fiscal year.


7. COMMITMENTS

Employment Agreements

     The Company has entered into three-year employment agreements with four key executives which, as amended or revised to date, provide for annual base salaries amounting to an aggregate of $621,000 per year until May 1997.

Leases

     The Company leases office space and space for the Beijing United Family Health Center under operating leases. Future minimum payments under these noncancelable operating leases consist of the following:

YEAR ENDING DECEMBER 31:
-----------------------
       1997.............................................    1,245,000
       1998.............................................      573,000
       1999.............................................      500,000
       2000.............................................      510,000
       2001.............................................      350,000
       Thereafter.......................................    1,429,000
                                                            ----------
                                                            4,607,000
       Less total minimum sublease rentals............ .   (1,644,000)
                                                           ----------
       Net minimum rental commitments...................   $2,963,000
                                                           ==========


     The above leases require the Company to pay certain pass through operating expenses and rental increases based on inflation.

     Included in miscellaneous (expenses)/income for the year ended December 31, 1996 is net sublease income of $540,000.

     Rental expense was approximately $348,000 and $929,000 for the years ended December 31, 1995 and 1996, respectively.

8. CONCENTRATIONS OF CREDIT RISK

     Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, trade receivable and commissions receivable. Substantially all of the Company's cash and cash equivalents at December 31, 1995 and 1996 were held by two U.S. financial institutions. All of the Company's sales during the year were to end-users located in China or Hong Kong. Most of the Company's sales are accompanied by down payments of either cash or letters of credit with one Chinese financial institution. Sales on extended payment terms usually have down payments in the form of a letter of credit and additional payments are secured through several methods. Before extended payment terms are provided, the Company performs a thorough review of the local operation, secures a guarantee from higher authorities than the end-user, and performs other steps as needed.

     Extended payment term transactions are entered into in the context of the Company's sales activities in China and, as such, the risks attendant to doing business in China apply to such transactions as well. The absence of a comprehensive and effective legal system in China, among other concerns, requires alternative arrangements in order to reduce the Company's credit risks. Guarantees from higher governmental authorities, for example, usually involve requiring customers to have a provincial or municipal governmental organization sign a statement that the payment obligations will be satisfied. This political commitment is, in the Company's experience, an effective method in helping ensure payment of obligations in China. These commitments, however, are different from traditional commercial guarantees in the United States, which guarantees are not available in China for transactions of the type engaged in by the Company.

    The Company has a $1,300,000 credit facility with First National Bank of Maryland for short-term working capital needs, standby letters of credit, and spot and forward foreign exchange transactions. In addition, First National Bank of Maryland has provided a $420,000 standby letter of credit expiring on April 30, 1997. Balances outstanding under the facilities are payable on demand, fully secured and collateralized by government securities acceptable to the Bank having an aggregate fair market value of not less than $1,911,112. As of December 31, 1996, no borrowings were outstanding under the credit facility.
Use of the credit facility will bear interest at 1% over three month London Interbank Offered Rate ("LIBOR").

    The Company conducts its marketing and sales and provides its services exclusively to buyers located in China, Hong Kong and Macau. The Company's results of operations and its ability to obtain financing could be adversely affected if there was a deterioration in trade relations between the United States and China.

    Of the Company's net assets at December 31, 1996, approximately $4,339,000 of such assets are located in China, consisting principally of inventories and property and equipment.

See also Note 9.

9. SIGNIFICANT CUSTOMERS/SUPPLIERS

     Substantially all China purchases of the Company's products, regardless of the end-user, are made through Chinese foreign trade corporations (FTCs). Although the purchasing decision is made by the end-user, which may be an individual or a group having the required approvals from their administrative organizations, the Company enters into formal purchase contracts with FTCs. The FTCs make purchases on behalf of the end-users and are authorized by the Chinese government to conduct import business. FTCs are chartered and regulated by the government and are formed to facilitate foreign trade. The Company markets its products directly to end-users, but in consummating a sale the Company must also interact with the particular FTC representing the end-user.
By virtue of its direct contractual relationship with the FTC, rather than the end user, the Company is to some extent dependent on the continuing existence of and contractual compliance by the FTC until a particular transaction has been completed.

     Purchases from one supplier totaled approximately $7,568,000 and $4,816,000 for the years ended December 31, 1996 and 1995, respectively. The Company has entered into a security arrangement to ensure the payment of such supplier's accounts payable.


Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

          None.



PART III

Item 9.   Directors, Executive Officers, Promoters and Control Persons

     The information relating to the directors, executive officers, promoters and control persons of the Company will be included in the Company's Proxy Statement (the "Proxy Statement") relating to its 1997 Annual Meeting of Shareholders, which the Company intends to file with the Securities and Exchange Commission on or prior to April 30, 1997, and is incorporated herein by reference.


Item 10.   Executive Compensation

     Information required is set forth in the Proxy Statement, which is incorporated herein by reference.

Item 11. Security Ownership of Certain Beneficial Owners and Management Information required is set forth in the Proxy Statement, which is incorporated herein by reference.

Item 12.   Certain Relationships and Related Transactions
     Information required is set forth in the Proxy Statement, which is incorporated herein by reference.

Item 13.   Exhibits and Reports on Form 8-K

     a.    Exhibit listing:

          3.1 Restated Certificate of Incorporation of the Company. Incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form SB-2 (No. 33-78446)(the "IPO Registration Statement").

          3.2  By-laws of the Company.  Incorporated by reference to Exhibit
               3.2 to the IPO Registration Statement.

          4.1 Form of Warrant Agreement (including forms of Class A and Class B Warrant Certificates). Incorporated by reference to Exhibit
               4.1 to the IPO Registration Statement.

          4.2 Form of Amendment to Warrant Agreement. Incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form SB-2 (No. 333-12861)(the "Secondary Registration Statement").

          4.3 Form of Specimen Certificate of the Company's Common Stock. Incorporated by reference to Exhibit 4.2 to the IPO Registration Statement.

          4.4 Form of Specimen Certificate of Class B Common Stock Certificate. Incorporated by reference to Exhibit 4.3 to the IPO Registration Statement.

          4.5  Form of Escrow Agreement.  Incorporated by reference to Exhibit
               4.6 to the IPO Registration Statement.

          10.1 The Company's 1994 Stock Option Plan, as amended.

          10.2 Lease Agreement, dated as of July 1, 1987, between the Company and the Yiqing Hotel, relating to the Company's Beijing, China Facility.*+ Incorporated by reference to Exhibit 10.3 to the IPO Registration Statement.

          10.3 Addendum to Lease Agreement between the Company and the Yiqing Hotel, relating to the Company's Beijing, China Facility.*+ Incorporated by reference to Exhibit 10.3 to the IPO Registration Statement.

          10.4 Lease Agreement, dated as of March 1994, between the Company and Central Properties Limited Partnership, relating to the Company's Bethesda, Maryland facility. Incorporated by reference to Exhibit 10.4 to the IPO Registration Statement.

          10.5 First Amendment to Lease, dated as of June 26, 1996, between the Company and Central Properties Limited Partnership, relating to additional space at the Company's Bethesda, Maryland facility.

          10.6 Employment Agreement, dated as of May 1, 1994, between the Company and Roberta Lipson. Incorporated by reference to
               Exhibit 10.5 to the IPO Registration Statement.

          10.7 Employment Agreement, dated as of May 1, 1994, between the Company and Elyse Beth Silverberg. Incorporated by reference to
               Exhibit 10.6 to the IPO Registration Statement.

          10.8 Employment Agreement, dated as of May 1, 1994, between the Company and Lawrence Pemble. Incorporated by reference to
               Exhibit 10.7 to the IPO Registration Statement.

          10.9 Employment Agreement, dated as of May 1, 1994, between the Company and Robert C. Goodwin, Jr. Incorporated by reference to
               Exhibit 10.8 to the IPO Registration Statement.

         10.10 Employment Agreement, dated as of September 6, 1994, between the Company and Ronald Zilkowski. Incorporated by reference to
               Exhibit 10.11 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994.

         10.11 Distribution Agreement dated as of April 29, 1996 between Acuson Corporation and the Company. Incorporated by reference to
               Exhibit 10.10 to the Secondary Registration Statement.

         10.12 Agreement for Representation in the People's Republic of China dated as of January 1, 1989 between the Company and VME International Sales AB. Incorporated by reference to
               Exhibit 10.13 to the IPO Registration Statement.

         10.13 Consulting Agreement, dated as of June 1, 1994 between the Company and Mr. Julius Oestreicher. Incorporated by reference to Exhibit 10.14 to the IPO Registration Statement.

         10.14 Lease Agreement between the School of Posts and
               Telecommunications and the Company dated November 8, 1995. Incorporated by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995.

         10.15 Amendments Numbers One, Two and Three to the Lease Agreement between the School of Posts and Telecommunications and the Company dated November 8, 1995, each such amendment dated November 26, 1996.

         10.16 Sublease Agreement between the Company and the Beijing International School dated March 4, 1996. Incorporated by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

         10.17 Contractual Joint Venture Contract between the Chinese
               Academy of Medical Sciences Union Medical & Pharmaceutical Group Beijing Union Medical & Pharmaceutical General Corporation and the Company, dated September 27, 1995. Incorporated by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995.

         10.18 First Investment Loan Manager Demand Promissory Note dated August 19, 1996 between First National Bank of Maryland and Chindex, Inc. * Incorporated by reference to Exhibit 10.15 to the Secondary Registration Statement.

         21.1 List of subsidiaries. Incorporated by reference to Exhibit 21.1 to the Secondary Registration Statement.

         27.1  Financial Data Schedule.

-------------------

*   Confidential treatment has been granted as to a portion of this Exhibit.
+   English translation of summary from Chinese original.




         b.    Reports on Form 8-K

               None.



                              SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              U.S.-CHINA INDUSTRIAL EXCHANGE, INC.


Dated:  March  27 , 1997      By: /S/ Roberta Lipson
                              Roberta Lipson
                              President and Chief Executive Officer





Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.


Dated:  March 27, 1997        By: /S/ Roberta Lipson
                              Roberta Lipson
                              Chairperson of the Board of Directors,
                              Chief Executive Officer and President


Dated:  March 27, 1997        By: /S/ Elyse Beth Silverberg
                              Elyse Beth Silverberg
                              Executive Vice President, Secretary and Director


Dated:  March 27, 1997        By: /S/ Lawrence Pemble
                              Lawrence Pemble
                              Executive Vice President-Finance and Director


Dated:  March 27, 1997        By: /S/ Robert C. Goodwin, Jr.
                              Robert C. Goodwin, Jr.
                              Executive Vice President of Operations,
                              Treasurer, General Counsel and Director


Dated:  March 27, 1997        By: /S/ Ronald Zilkowski
                              Ronald Zilkowski
                              Vice President Finance and Controller

                                Index to Exhibits


Exhibits


10.1     The Company's 1994 Stock Option Plan, as amended.

10.5 First Amendment to Lease, dated as of June 26, 1996, between the Company and Central Properties Limited Partnership, relating to additional space at the Company's Bethesda, Maryland facility.

10.15 Amendments Numbers One, Two and Three to the Lease Agreement between the School of Posts and Telecommunications and the Company dated November 8, 1995, each such amendment dated November 26, 1996.

27.1     Financial Data Schedule.

Exhibit 10.1:
                     1994 STOCK OPTION PLAN
                as amended as of January 9, 1997

                               of

              U.S.-CHINA INDUSTRIAL EXCHANGE, INC.


I. PURPOSES OF THE PLAN. This stock option plan (the "Plan") is designed to provide an incentive to key employees (including officers and directors who are key employees), Outside Directors (as defined in Paragraph 19) and consultants of U.S.-China Industrial Exchange, Inc., a New York corporation (the "Company"), and its present and future subsidiary corporations, as defined in Paragraph 19 ("Subsidiaries"), and to offer an additional inducement in obtaining the services of such individuals. The Plan provides for the grant of "incentive stock options" ("ISOs") within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), and nonqualified stock options ("NQSOs"), but the Company makes no warranty as to the qualification of any option as an "incentive stock option" under the Code.

II. STOCK SUBJECT TO THE PLAN. Subject to the provisions of Paragraph 12, the aggregate number of shares of Common Stock, $.0l par value per share, of the Company ("Common Stock") for which options may be granted under the Plan shall not exceed 228,000. Such shares of Common Stock may, in the discretion of the Board of Directors of the Company (the "Board of Directors"), consist either in whole or in part of authorized but unissued shares of Common Stock or shares of Common Stock held in the treasury of the Company. The Company shall at all times during the term of the Plan reserve and keep available such number of shares of Common Stock as will be sufficient to satisfy the requirements of the Plan. Subject to the provisions of Paragraph 13, any shares of Common Stock subject to an option which for any reason expires, is canceled or is terminated unexercised or which ceases for any reason to be exercisable shall again become available for the granting of options under the Plan.

III. ADMINISTRATION OF THE PLAN. The Plan shall be administered by the Board of Directors which, to the extent it shall determine, may delegate its powers with respect to the administration of the Plan to a committee of the Board of Directors (the "Committee") consisting of not less than two Directors (or such greater number as required by law), each of whom shall be a "non-employee director" within the meaning of Rule 16b-3 (or any successor rule or regulation) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). References in the Plan to determinations or actions by the Committee shall be deemed to include determinations and actions by the Board of Directors. A majority of the members of the Committee shall constitute a quorum, and the acts of a majority of the members present at any meeting at which a quorum is present, and any acts approved in writing by all members without a meeting, shall be the acts of the Committee.

               Subject to the express provisions of the Plan, the Committee shall have the authority, in its sole discretion, to determine the key employees, Outside Directors and consultants who shall receive options; the times when they shall receive options; whether an option granted to an employee shall be an ISO or a NQSO; the number of shares of Common Stock to be subject to each option; the term of each option; the date each option shall become exercisable; whether an option shall be exercisable in whole, in part or in installments, and, if in installments, the number of shares of Common Stock to be subject to each installment; whether the installments shall be cumulative; the date each installment shall become exercisable and the term of each installment; whether to accelerate the date of exercise of any installment; whether shares of Common Stock may be issued on exercise of an option as partly paid, and, if so, the dates when future installments of the exercise price shall become due and the amounts of such installments; the exercise price of each option; the form of payment of the exercise price; the amount, if any, necessary to satisfy the Company's obligation to withhold taxes; whether to restrict the sale or other disposition of the shares of Common Stock acquired upon the exercise of an option and to waive any such restriction; whether to subject the exercise of all or any portion of an option to the fulfillment of contingencies as specified in the Contract (as described in Paragraph 11), including without limitations, contingencies relating to entering into a covenant not to compete with the Company and its Parent and Subsidiaries, to financial objectives for the Company, a Subsidiary, a division, a product line or other category, and/or the period of continued employment of the optionee with the Company or its Subsidiaries, and to determine whether such contingencies have been met; to construe the respective Contracts and the Plan; with the consent of the optionee, to cancel or modify an option, provided such option as modified would be permitted to be granted on such date under the terms of the Plan; to prescribe, amend and rescind rules and regulations relating to the Plan; and to make all other determinations necessary or advisable for administering the Plan. The determinations of the Committee on the matters referred to in this Paragraph 3 shall be conclusive. No member or former member of the Committee shall be liable for any action or determination made in good faith with respect to the Plan or any option granted hereunder.

IV. ELIGIBILITY; GRANTS. The Committee may, consistent with the purposes of the Plan, grant options from time to time, to key employees (including officers and directors who are key employees), Outside Directors and consultants of the Company or any of its Subsidiaries. Options granted shall cover such number of shares of Common Stock as the Committee may determine; provided, however, that the maximum number of shares subject to options that may be granted to any employee in any fiscal year of the Company under the Plan (the "162(m) Maximum") may not exceed 100,000; and further, provided, that the aggregate market value (determined at the time the option is granted) of the shares of Common Stock for which any eligible employee may be granted ISOs under the Plan or any other plan of the Company, or of a Parent or a Subsidiary of the Company, which are exercisable for the first time by such optionee during any calendar year shall not exceed $100,000. The $100,000 ISO limitation shall be applied by taking ISOs into account in the order in which they were granted.
Any option (or the portion thereof) granted in excess of such amount shall be treated as a NQSO.

V. EXERCISE PRICE. The exercise price of the shares of Common Stock under each option shall be determined by the Committee; provided, however, that the exercise price shall not be less than 100% of the fair market value of the Common Stock subject to such option on the date of grant; and further provided, that if, at the time an ISO is granted, the optionee owns (or is deemed to own under Section 424(d) of the Code) stock possessing more than 10% of the total combined voting power of all classes of stock of the Company, of any of its Subsidiaries or of a Parent, the exercise price of such ISO shall not be less than 110% of the fair market value of the Common Stock subject to such ISO on the date of grant.

               The fair market value of a share of Common Stock on any day shall be (a) if the principal market for the Common Stock is a national securities exchange, the average between the high and low sales prices per share of the Common Stock on such day as reported by such exchange or on a consolidated tape reflecting transactions on such exchange, (b) if the principal market for the Common Stock is not a national securities exchange and the Common Stock is quoted on the National Association of Securities Dealers Automated Quotations System ("NASDAQ"), and (i) if actual sales price information is available with respect to the Common Stock, the average between the high and low sales prices per share of the Common Stock on such day on NASDAQ, or (ii) if such information is not available, the average between the highest bid and the lowest asked prices for the Common Stock on such day on NASDAQ, or (c) if the principal market for the Common Stock is not a national securities exchange and the Common Stock is not quoted on NASDAQ, the average between the highest bid and lowest asked prices per share for the Common Stock on such day as reported on the NASDAQ OTC Bulletin Board Service, National Quotation Bureau, Incorporated or a comparable service; provided that if clauses (a), (b) and (c) of this Paragraph are all inapplicable, or if no trades have been made or no quotes are available for such day, the fair market value of a share of Common Stock shall be determined by the Committee by any method consistent with applicable regulations adopted by the Treasury Department relating to stock options. The determination of the Committee shall be conclusive in determining the fair market value of the stock.

VI. TERM. The term of each option granted pursuant to the Plan shall be such term as is established by the Committee, in its sole discretion, at or before the time such option is granted; provided, however, that the term of each ISO granted pursuant to the Plan shall be for a period not exceeding 10 years from the date of grant thereof, and further, provided, that if, at the time an ISO is granted, the optionee owns (or is deemed to own under Section 424(d) of the Code) stock possessing more than 10% of the total combined voting power of all classes of stock of the Company, of any of its Subsidiaries or of a Parent, the term of the ISO shall be for a period not exceeding five years from the date of grant. Options shall be subject to earlier termination as hereinafter provided.

VII. EXERCISE. An option (or any part or installment thereof), to the extent then exercisable, shall be exercised by giving written notice to the Company at its principal office (at present 7201 Wisconsin Avenue, Bethesda, Maryland 20814, Attn: Chairman of the Board), stating which ISO or NQSO is being exercised, specifying the number of shares of Common Stock as to which such option is being exercised and accompanied by payment in full of the aggregate exercise price therefor (or the amount due on exercise if the Contract permits installment payments) (a) in cash or by certified check or (b) if the Contract at the time of grant so permits, with the authorization of the Committee, with previously acquired shares of Common Stock having an aggregate fair market value, on the date of exercise, equal to the aggregate exercise price of all options being exercised, or with any combination of cash, certified check or shares of Common Stock.

                The Committee may, in its discretion, permit payment of the exercise price of an option by delivery by the optionee of a properly executed exercise notice, together with a copy of his irrevocable instructions to a broker acceptable to the Committee to deliver promptly to the Company the amount of sale or loan proceeds sufficient to pay such exercise price. In connection therewith, the Company may enter into agreements for coordinated procedures with one or more brokerage firms.

               A person entitled to receive Common Stock upon the exercise of an option shall not have the rights of a shareholder with respect to such shares of Common Stock until the date of issuance of a stock certificate to him for such shares; provided, however, that until such stock certificate is issued, any option holder using previously acquired shares of Common Stock in payment of an option exercise price shall continue to have the rights of a shareholder with respect to such previously acquired shares.

VIII. TERMINATION OF RELATIONSHIP. Any employee to whom an option was granted under the Plan whose employment with the Company (and its Parent and Subsidiaries) has terminated for any reason other than his death or Disability (as defined in Paragraph 19) may exercise such option, to the extent exercisable on the date of such termination, at any time within three months after the date of termination, but not thereafter and in no event after the date the option would otherwise have expired; provided, however, that if his employment shall be terminated either (a) for cause, or (b) without the consent of the Company, said option shall terminate immediately. Options granted under the Plan shall not be affected by any change in the status of the holder so long as he continues to be a full-time employee of the Company, its Parent or any of the Subsidiaries (regardless of having been transferred from one corporation to another).

                For purposes of the Plan, an employment relationship shall be deemed to exist between an individual and a corporation if, at the time of the determination, the individual was an employee of such corporation for purposes of Section 422(a) of the Code. As a result, an individual on military, sick leave or other bona fide leave of absence shall continue to be considered an employee for purposes of the Plan during such leave if the period of the leave does not exceed 90 days, or, if longer, so long as the individual's right to reemployment with the Company (or a related corporation) is guaranteed either by statute or by contract. If the period of leave exceeds 90 days and the indi vidual's right to reemployment is not guaranteed by statute or by contract, the employment relationship shall be deemed to have terminated on the 91st day of such leave. In addition, for purposes of the Plan, an optionee's employment with a Subsidiary or Parent of the Company shall be deemed to have terminated on the date such corporation ceases to be a Subsidiary or Parent of the Company.

                The termination of an optionee's relationship as a consultant or Outside Director of the Company or of a Subsidiary of the Company shall not affect the option except as may otherwise be provided in the Contract.

               Nothing in the Plan or in any option granted under the Plan shall confer on any individual any right to continue in the employ or as a consultant or director of the Company, its Parent or any of its Subsidiaries, or interfere in any way with the right of the Company, its Parent or any of its Subsidiaries to terminate such relationship at any time for any reason whatsoever without liability to the Company, its Parent or any of its Subsidiaries.

IX. DEATH OR DISABILITY OF AN OPTIONEE. If an optionee dies (a) while he is employed by the Company, its Parent or any of its Subsidiaries, (b) within three months after the termination of his employment (unless such termination was for cause or without the consent of the Company) or (c) within one year following the termination of his employment by reason of Disability, the option may be exercised, to the extent exercisable on the date of his death, by his executor, administrator or other person at the time entitled by law to his rights under such option, at any time within one year after death, but not thereafter and in no event after the date the option would otherwise have expired.

                Any optionee whose employment has terminated by reason of Disability may exercise his option, to the extent exercisable upon the effective date of such termination, at any time within one year after such date, but not thereafter and in no event after the date the option would otherwise have expired.

                The death or Disability of a consultant or Outside Director to whom an option has been granted under the Plan shall not affect the option, except as may otherwise be provided in the Contract.

X. COMPLIANCE WITH SECURITIES LAW. It is a condition to the exercise of any option that either (a) a Registration Statement under the Securities Act of 1933, as amended (the "Securities Act"), with respect to the shares of Common Stock to be issued upon such exercise shall be effective and current at the time of exercise, or (b) there is an exemption from registration under the Securities Act for the issuance of shares of Common Stock upon such exercise. Nothing herein shall be construed as requiring the Company to register shares subject to any option under the Securities Act.

                The Committee may require the optionee to execute and deliver to the Company his representations and warranties, in form and substance satisfactory to the Committee, that (i) the shares of Common Stock to be issued upon the exercise of the option are being acquired by the optionee for his own account, for investment only and not with a view to the resale or distribution thereof, and (ii) any subsequent resale or distribution of shares of Common Stock by such optionee will be made only pursuant to (a) a Registration Statement under the Securities Act which is effective and current with respect to the shares of Common Stock being sold, or (b) a specific exemption from the registration requirements of the Securities Act, but in claiming such exemption, the optionee shall prior to any offer of sale or sale of such shares of Common Stock provide the Company with a favorable written opinion of counsel, in form and substance satisfactory to the Company, as to the applicability of such exemp tion to the proposed sale or distribution.

                In addition, if at any time the Committee shall determine in its discretion that the listing or qualification of the shares of Common Stock subject to such option on any securities exchange or under any applicable law, or the consent or approval of any governmental regulatory body, is necessary or desirable as a condition of, or in connection with, the granting of an option, or the issuance of shares of Common Stock thereunder, such option may not be exercised in whole or in part unless such listing, qualification, consent or approval shall have been effected or obtained free of any conditions not acceptable to the Committee.

XI. STOCK OPTION CONTRACTS. Each option shall be evidenced by an appropriate Contract which shall be duly executed by the Company and the optionee, and shall contain such terms and conditions not inconsistent herewith as may be determined by the Committee.

XII. ADJUSTMENTS UPON CHANGES IN COMMON STOCK. Notwithstanding any other provisions of the Plan, in the event of any change in the outstanding Common Stock by reason of a stock dividend, recapitalization, merger or consolidation in which the Company is the surviving corporation, split-up, spin-off, combination or exchange of shares or the like, the aggregate number and kind of shares subject to the Plan, the aggregate number and kind of shares subject to each outstanding option and the exercise price thereof, and the number and kind of shares subject to the 162(m) Maximum shall be appropriately adjusted by the Board of Directors, whose determination shall be conclusive.

                In the event of (a) the liquidation or dissolution of the Company, (b) a merger or consolidation in which the Company is not the surviving corporation, or (c) any other capital reorganization (other than a recapitalization) in which more than 50% of the shares of Common Stock of the Company entitled to vote are exchanged, any outstanding options shall terminate, unless other provision is made therefor in the transaction.

XIII. AMENDMENTS AND TERMINATION OF THE PLAN. The Plan was adopted by the Board of Directors on April 27, 1994 and amended by the Board of Directors on July 29, 1994 and January 9, 1997. No option may be granted under the Plan after April 26, 2004. The Board of Directors, without further approval of the Company's shareholders, may at any time suspend or terminate the Plan, in whole or in part, or amend it from time to time in such respects as it may deem advisable, including, without limitation, in order that ISO granted hereunder meet the requirements for "incentive stock options" under the Code, to comply with the provisions of Rule 16b-3 promulgated under the Exchange Act, Section 162(m) of the Code and to conform to any change in applicable law or to regulations or rulings of administrative agencies; provided, however, that no amendment shall be effective without the requisite prior or subsequent shareholder approval which would (a) except as contemplated in Paragraph 12, increase the maximum number of shares of Common Stock for which options may be granted under the Plan or the 162(m) Maximum, (b) materially increase the benefits to participants under the Plan or (c) change the eligibility requirements for individuals entitled to receive options hereunder. No termination, suspension or amendment of the Plan shall, without the consent of the holder of an existing option affected thereby, adversely affect his rights under such option. The power of the Committee to construe and administer any options granted under the Plan prior to the termination or suspension of the Plan nevertheless shall continue after such termination or during such suspension.

XIV. NON-TRANSFERABILITY OF OPTIONS. No option granted under the Plan shall be transferable otherwise than by will or the laws of descent and distribution, and options may be exercised, during the lifetime of the holder thereof, only by him or his legal representatives. Except to the extent provided above, options may not be assigned, transferred, pledged, hypothecated or disposed of in any way (whether by operation of law or otherwise) and shall not be subject to execution, attachment or similar process.

XV. WITHHOLDING TAXES. The Company may withhold cash and/or, with the authorization of the Committee, shares of Common Stock to be issued with respect thereto having an aggregate fair market value equal to the amount which it determines is necessary to satisfy its obligation to withhold Federal, state and local income taxes or other taxes incurred by reason of the grant or exercise of an option, its disposition, or the disposition of the underlying shares of Common Stock. Alternatively, the Company may require the holder to pay to the Company such amount, in cash, promptly upon demand. The Company shall not be required to issue any shares of Common Stock pursuant to any such option until all required payments have been made. Fair market value of the shares of Common Stock shall be determined in accordance with Paragraph 5.

XVI. LEGENDS; PAYMENT OF EXPENSES. The Company may endorse such legend or legends upon the certificates for shares of Common Stock issued upon exercise of an option under the Plan and may issue such "stop transfer" instructions to its transfer agent in respect of such shares as it determines, in its discretion, to be necessary or appropriate to (a) prevent a violation of, or to perfect an exemption from, the registration requirements of the Securities Act, (b) implement the provisions of the Plan or any agreement between the Company and the optionee with respect to such shares of Common Stock, or (c) permit the Com pany to determine the occurrence of a "disqualifying disposition," as described in Section 421(b) of the Code, of the shares of Common Stock transferred upon the exercise of an ISO granted under the Plan.

                The Company shall pay all issuance taxes with respect to the issuance of shares of Common Stock upon the exercise of an option granted under the Plan, as well as all fees and expenses incurred by the Company in connection with such issuance.

XVII. USE OF PROCEEDS. The cash proceeds from the sale of shares of Common Stock pursuant to the exercise of options under the Plan shall be added to the general funds of the Company and used for its general corporate purposes as the Board of Directors may determine.

XVIII.         SUBSTITUTIONS AND ASSUMPTIONS OF OPTIONS OF CERTAIN CONSTITUENT
CORPORATIONS. Anything in this Plan to the contrary notwithstanding, the Board of Directors may, without further approval by the shareholders, substitute new options for prior options of a Constituent Corporation (as defined in Paragraph
19) or assume the prior options of such Constituent Corporation.

XIX.      DEFINITIONS.

A. Subsidiary. The term "Subsidiary" shall have the same definition as "subsidiary corporation" in Section 424(f) of the Code.

B. Parent. The term "Parent" shall have the same definition as "parent corporation" in Section 424(e) of t e Code.

C. Constituent Corporation. The term "Constituent Corporation" shall mean any corporation which engages with the Company, its Parent or any Subsidiary in a transaction to which Section 424(a) of the Code applies (or would apply if the option assumed or substituted were an ISO), or any Parent or any Subsidiary of such corporation.

D. Disability. The term "Disability" shall mean a permanent and total disability within the meaning of Section 22(e)(3) of the Code.

E. Outside Director. The term "Outside Director" shall mean an individual who, on the date of grant of a NQSO hereunder, is a director of the Company but is not a common law employee of the Company or of any of its Subsidiaries or its Parent.

XX. GOVERNING LAW. The Plan, such options as may be granted hereunder and all related matters shall be governed by, and construed in accordance with, the laws of the State of New York.

XXI. PARTIAL INVALIDITY. The invalidity or illegality of any provision herein shall not affect the validity of any other provision.

Exhibit 10.5:

               THIS FIRST AMENDMENT TO LEASE made as of the 26th day of June, 1996 by and between CENTRAL PROPERTIES LIMITED PARTNERSHIP, a limited partnership organized and existing under the laws of the State of Maryland (hereinafter referred to as "Landlord"), and U.S.-CHINA INDUSTRIAL EXCHANGE, INC. (hereinafter referred to as Tenant").

     WITNESSETH:

     WHEREAS, by Lease made the 16th day of March, 1994, (hereinafter the "Lease"), Landlord leased unto Tenant certain premises (herein the "Existing Premises") in the building known by street address as 7201 Wisconsin Avenue, Bethesda, Maryland; and

     WHEREAS, Tenant desires to lease from Landlord and Landlord desires to lease to Tenant certain additional premises located immediately adjacent to the Existing Premises together with a portion of the Existing Premises to be retained by Tenant (with the express understanding that Tenant will surrender and vacate to Landlord all of the remaining portion of the Existing Premises) all as more fully depicted on Exhibit "A-1" attached to this Amendment; and
     WHEREAS, the parties further desire to extend the term of the Lease, upon the same terms and conditions contained in the Lease, except as modified herein, and
     WHEREAS, Landlord and Tenant desire to modify the Lease to reflect the foregoing.
     NOW, THEREFORE, in consideration of the premises and for other good and valuable consideration, the receipt and sufficiency of which being hereby acknowledged by the parties hereto, Landlord and Tenant hereby acknowledged by the parties hereto, Landlord and Tenant hereby agree to amend the Lease as follows:

     1. Paragraph 1(A) of the Lease is hereby amended to provide that effective as of July 15, 1996 (The "Additional Space Tender Date") (as such date may postponed in accordance with the following provisions) the Demised Premises under the Lease shall consist of approximately 3,810 rentable square feet consisting of (i) that portion of the Existing Premises described on Exhibit A-1 as the "Retained Space" and (ii) approximately 3,292 rentable square feet adjacent to the Retained Space as outlined on Exhibit "A-1" attached hereto (the "Additional Space"). Landlord and Tenant acknowledge that Landlord must perform the work described in Paragraph 4 below (herein the "Landlord's Work") in order to tender to Tenant the Additional Space. Accordingly, Landlord and Tenant agree that in the event Landlord is unable to deliver possession of the Additional Space to Tenant with the Landlord's Work substantially completed by the Additional Space Tender Date then and in such event, Landlord shall not be subject to any liability therefor. In such event, all references to the Additional Space Tender Date herein shall be deemed modified to the date Landlord tenders possession of the Additional Space to Tenant with the Landlord's Work substantially completed except for minor punch list items. Landlord and Tenant further expressly acknowledge and agree that Tenant shall surrender and vacate unto Landlord sole and exclusive possession of the remaining portions of the Existing Premises beyond the Retained Portion no later than three (3) days following the Additional Space Tender Date, time being of the essence.

     2. The term of the Lease is hereby extended to and including the 31s day of July, 2001.

     3. Effective as of the Additional Space Tender Date the following revisions to the Lease are hereby made:

     (A) Paragraph 1 (C) of the Lease is amended to provide that the Basic Annual Rental which Tenant convenants and agrees to pay during the balance of the term of the Lease shall be revised to equal EIGHTY-FIVE THOUSAND SEVEN HUNDRED TWENTY-FIVE DOLLARS ($85,725.00) and the Basic Monthly Rental for the Demised Premises shall be revised to equal SEVEN THOUSAND ONE HUNDRED FORTY-THREE and 75/100 ($7,143.75). In addition, the Rent Waiver of $1,760.92 per month presently provided under Paragraph 1(C) of the Lease shall terminate prospectively under the Lease with respect to all periods elapsing from and after the Additional Space Tender Date.

     (B) Effective as of the Additional Space Tender Date the revised Basic Annual Rental and Basic Monthly Rental determined in subparagraph 3(A) above shall be subject to annual increases as presently required under
Article 3 of the Lease, but substituting 103% in lieu of 102.5%. Such increases shall occur on each August 1, with the first such increase occurring August 1, 1997.

     4. Effective as of the Additional Space Tender Date, Article 2 of the Lease is hereby modified to reflect the following:

     (A) That Tenant's Proportionate Share of Real Estate Taxes under Paragraph 2(A) (iii) shall be Two and 86/00 percent (2.86%) and Tenant's Proportionate Share of Operating Expenses under Paragraph 2(A) (iv) shall be Three and 23/100 percent (3.23%); and

     (B) That the Base Taxes under Paragraph 2(B) shall be revised to reflect the Taxes incurred with respect to the 1996 calendar year and the Base Operating Expense thereunder shall be revised to reflect the Operating Expense incurred with respect to the 1996 calendar year.

     5. Landlord agrees that it will perform with respect to the Additional Space, and to the extent reflected within such plans, the Existing Premises, the work noted on the plans heretofore approved by Landlord and Tenant, a copy of such plans being attached hereto as Exhibit "B" and made a part hereof. Said Exhibit includes both a description of the work to be performed and the specifications of the particular materials to be used. All such work (such work being referred to in this Amendment as the "Landlord's Work") shall be at the sole cost of Landlord. Tenant agrees to promptly comply with all of Landlord's reasonable requests in order to permit Landlord to complete the Landlord's Work in an efficient and timely basis.

     6. Tenant represents that it has dealt with no broker or agent in connection with this First Amendment to Lease other than Lacy, Ltd., and Tenant shall hold Landlord harmless from and against any and all liability, loss, damage, expense, claim, action, demand, suit or obligation arising out of or relating to a breach by Tenant of such representation. Landlord shall be solely responsible to compensate Tenant's agent named herein in accordance with the terms of a separate written agreement previously entered into by Landlord and Tenant's agent.

     7. Simultaneously with Tenant's execution of this Amendment, Tenant shall deposit with Landlord the additional sum of Nine Hundred Twenty-Eight and 75/100 Dollars ($928.75) as a security deposit to be held by Landlord together with Tenant's original security deposit delivered to Landlord upon execution of the Lease. Such increased security deposit shall be held by Landlord pursuant to the terms of Paragraph 38 of the Lease.

     8. Following the initial leasing of the space on the seventh floor of the Building immediately contiguous to the Demised Premises (after consideration of the modification to the definition of the Demised Premises set forth in Paragraph 1 above), and in the event such contiguous space (Hereinafter the "Expansion Space") becomes available for occupancy, Landlord agrees that Tenant shall be provided with the right to lease the expansion Space upon the Expansion Space Terms (defined below), provided Tenant remains an occupant for its own use of the Premises and is not in default under the terms of this Lease, and further provided that there remains at least one full year within the Lease term. Subject to the foregoing, it is understood that Tenant's rights to such Expansion Space shall be coterminous with the term of the this Lease. Tenant shall have a period of fifteen (15) days in which to exercise its rights following written notice from Landlord (the "Landlord's Expansion Notice") setting forth the date the Expansion Space is anticipated to be made available for Tenant's occupancy. For purposes hereof, the Expansion Space Terms shall be defined to include (I) annual rent therefor at the same per square foot annual rent as is payable for the Demised Premises from time to time during the duration of the Lease Term (after consideration of the applicable CPI increases), (ii) tender of same in "as-is" condition, without the necessity of any work or materials by Landlord, other than cleaning of the carpeting located therein and re-painting with Building standard paint (iii) installation by Landlord of a passageway from the Premises into the Expansion Space, (iv) an increase in Tenant's Proportionate Share for both Operating Expenses and Real Estate Taxes pass-through purposes and to reflect the demise unto Tenant of the Expansion Space and (v) an increase in the security deposit to reflect one/twelfth of the basic annual rent attributable to the Expansion Space. Time shall be of the essence hereunder. Should Tenant be disirous of exercising its rights to the Expansion Space in accordance with the Expansion Space Terms, Tenant must notify Landlord in writing within fifteen (15) days following delivery by Landlord to Tenant of Landlord's Expansion Notice and in the event Tenant exercises its rights thereto, all references herein to the Demised Premises shall be deemed to include the Expansion Space as of the date the Expansion Space is delivered to Tenant with performance of the items described above in this paragraph. In the event Tenant fails to accept such terms within the foregoing fifteen (15) day period, Landlord shall be free to lease to third parties the Expansion Space for which notice was previously given to Tenant. In the event Tenant shall exercise its rights to the Expansion Space, at Landlord's request, Tenant shall execute and deliver to Landlord within ten days following written request a lease amendment prepared by Landlord reflecting the leasing by Tenant of the Expansion Space in accordance with the Expansion Space Terms.

     9. Except as modified herein, the Lease shall be and remain in full force and effect. Capitalized terms herein shall have the same meaning as under the Lease unless expressly provided above to the contrary.

     IN WITNESS WHEREOF, Landlord has caused these presents to be signed and sealed by its duly authorized general partner and the Tenant has caused these presents to be signed and sealed in its corporate name by its duly authorized officer, all as of the date first written above.


                      CENTRAL PROPERTIES LIMITED PARTNERSHIP



                    By:s/  David Q. Burka                  (Seal)

                    TENANT:

ATTEST:               U.S.-CHINA INDUSTRIAL EXCHANGE, INC.



                    By:s/  Robert C. Goodwin, Jr.          (Seal)



(Corporate Seal)

Exhibit 10.15:

                   AMENDMENT NUMBER ONE TO THE LEASE AGREEMENT

     In accordance with the regulations provided in the Lease Agreement signed November 8, 1995 by the Beijing Industrial School of Posts and
Telecommunications (the Lessor, Party A) and U.S.-China Industrial Exchange, Inc. (the Lessee, Party B), the two parties agree to the following amendment number one signed in Beijing in November 26, 1996:

Article 1 Party A agrees to rent the following areas and buildings to Party B, which are within the campus of and belong to Party A, and of which Party B has the exclusive use during the lease period:

1. The garden to the south of the rented Premises indicated in the Lease Agreement; the area of which is approximately 1,400 square meters;

2. The warehouse to the west of the rented Premises indicated in the Lease Agreement; the area of which is approximately 200 square meters, with a permission of extending the using area up to approximately 65 square meters to the south;

3.     The boiler room; the area of which is approximately 260 square meters;

4.     The coal yard; the area of which is approximately 200 square meters.

Each of the area or buildings described in paragraphs 1 through 4 above is indicated, along with approximate dimensions, on the attached map (Schedule C).

Article 2 Party B shall execute upon the areas and buildings mentioned above necessary design, construction, remodeling, environmental beautification and greenization according to their respective usage, including the erection of gates at the flower garden located on the southern side of the Premises, however, the design must first be discussed with Party A.

Article 3 The lease term of the areas and buildings mentioned above starts from August 1, 1996; the lease term is the same as that defined in the Lease Agreement, terminating on December 24, 2000.

Article 4 Party B shall each year pay rent of RMB250,000.00 Yuan. Party B shall Pay Party A the rental amount for Year 1 of the rental term within 20 working days of the signing of this Amendment Number One to the Lease Agreement; starting from Year 2 of the rental term, the rental amount for the following year shall be paid before July 31 each year. However, the final rental payment of the rental term shall be paid on an actual monthly basis. This yearly rental amount will not be increased during the term of the lease.

Article 5 The two parties agree that this amendment number one is inseparable with and has the same force and effect as the Lease Agreement, and that all the applicable terms and conditions of the Lease Amendment and the rights and responsibilities of each of the parties under that agreement apply to this amendment and the areas and buildings covered by this amendment.

Article 6 This amendment number one is written in both Chinese and English. The two languages have equal validity and effect.

Article 7 This amendment number one shall come into force after the authorized representatives of the two parties have attached their signatures and seals.

Party A:     Beijing Industrial School of Posts and Telecommunications
Representative:

Party B:     U.S.-China Industrial Exchange, Inc.
Representative:


                   AMENDMENT NUMBER TWO TO THE LEASE AGREEMENT

     In accordance with the regulations provided in the Lease Agreement signed on November 8, 1995, and Amendment Number One to the Lease Agreement signed on November 26, 1996, both signed by the Beijing Industrial School of Posts and Telecommunications (the Lessor, Party A) and U.S.-China Industrial Exchange, Inc. (the Lessee, Party B), Party A and Party B of these agreements, after consultation, agree to sign this Amendment Number Two to the Lease Agreement on November 26, 1996 in Beijing:

Article 1 Party A and Party B, based on the principles of strengthening economic cooperation, supporting the cause of education, and improving Party A's teaching conditions, after going through friendly negotiations, have reached the following agreement: Party B shall pay 5,000,000 RMB to support Party A's construction of a new training center building.

Article 2 With regards to this project involving Party A's construction of a new training center building, Party B's payment shall be construed as a fee paid as consideration for Party A's agreement to the terms set forth below, and Party B shall not bear any risks, liabilities or responsibilities related to this project.

Article 3 In consideration for the payment by Party B which will allow Party A to undertake the construction of Party A's new training center building, the parties agree that both the Lease Agreement of November 8, 1995, and Amendment Number One to the Lease Agreement of November 26, 1996, are hereby amended as follows:

     3.1 The rental term is hereby extended to a period of 15 years, terminating on December 24, 2010.

     3.2 The lease shall include all of the Premises stipulated in the Lease Agreement and all of the buildings and areas defined in Amendment Number One to the Lease Agreement.

     3.3 In accordance with the Lease Agreement signed on November 8, 1995, the annual rent for the first, second, third and fourth years of the rental period shall be 2,000,000 RMB. Starting from the fifth year of the rental period and concluding at the termination of the rental agreement, the amount of payment each year shall be the annual rental of that year minus 682,000 RMB.

     3.4 At the conclusion of Year 5 of the rental period, Party A and B shall discuss the adjustment of the annual rent; however, the annual rent shall not be adjusted in an amount greater than plus or minus 10% of the annual rent. At the conclusion of Year 10 of the rental period, Party A and Party B shall discuss the adjustment of the annual rent; however, the annual rent shall not be adjusted in an amount greater than 50% of the annual rent. If the price index changes too much, Party B shall consider raising the upper limit of the adjustment of the annual rent, but the Party A should give preferential treatment to Party B in consideration of its support of Party B in the construction of the new training center building.

     3.5 Starting from the sixth year of the lease term, Party A and Party B shall discuss how to give a subsidy to Party A for inflation (price index rise), which shall replace the "Hedge Allowance Rate" method described in
Article 3.3 of the original Lease Agreement,. However, the subsidy method shall be similar to the "Hedge Allowance Rate" method described in Article 3.3 of the original Lease Agreement.

Article 4 Party A shall as quickly as possible obtain the written approval on this extension of the rental agreement from its main supervising organization. The acquisition of this document shall be a pre-condition to the signature of this Amendment Number Two to the Lease Agreement as described herein.

Article 5 After obtaining the written approval by the relevant authorities (including Party A's main supervising organization) of the amendments to the Lease Agreement and of Party A and Party B's signing of this Amendment Number Two to the Lease Agreement, as well as after Party A, in accordance with the relevant stipulations, handles the relevant registration procedures of Amendment Number One to the Lease Agreement and Amendment Two to the Lease Agreement with the registration department where the Lease Agreement was originally registered and obtains the relevant registration document and presents Party B evidence of doing so, Party B shall pay Party A 3,000,000.00 Renminbi Yuan prior to the end of February 1997 and pay Party A 2,000,000.00 Reniminbi Yuan prior to the end of September 1997, which shall completely fulfill the requirements outlined in Article 1 above.

Article 6 After signing this amendment (Number Two) to the original Lease Agreement, Party A shall possess all usage and property rights to this newly constructed training center building; Party B shall not hereafter submit any demands of the free use of this building.

Article 7 Party A and Party B agree that this Amendment Number Two to the Lease Agreement is inseparable with and has the same force and effect as the Lease Agreement and the Amendment Number One to the Lease Agreement, and that all the applicable terms and conditions of the Lease Agreement and Amendment Number One to the Lease Agreement and the rights and responsibilities of each of the parties under those agreements, apply to this Amendment.

Article 8 This Amendment Number Two to the Lease Agreement is written in Chinese and English, with the two language texts having equal effect.

Article 9 This Amendment Number Two to the Lease Agreement come into force after the authorized representatives of the two parties sign it and attach their respective seals.

Party A:  Beijing Industrial School of Posts and Telecommunications
Representative:

Party B  U.S.-China Industrial Exchange, Inc.
Representative:

                  AMENDMENT NUMBER THREE TO THE LEASE AGREEMENT

     In accordance with the regulations provided in the Lease Agreement signed on November 8, 1995 and in the Amendment Number One to the Lease Agreement and the Amendment Number Two to the Lease Agreement signed on November 26, 1996 by the Beijing Industrial School of Posts and Telecommunications (The Lessor, Party A) and U.S.-China Industrial Exchange, Inc. (The Lessee, Party B), Party A and Party B agree to the following Amendment Number Three to the Lease Agreement in Beijing on November 26, 1996:

Article 1 During the term of the rented Premises indicated in the Lease Agreement and all the rented areas and buildings indicated in the Amendment Number One to the Lease Agreement, Party B shall on an annual basis pay Party A the fee of RMB150,000.00 as payment for all security services, parking, water, electricity, heating, waste discharge, trash disposal, exterior cleaning of the Premises and line/pipe and other equipment maintenance, and any fees that may occur linked to increases in the supply of water, electricity and waste discharge. However, the expenditure for cleaning boiler residue and maintenance fees for exterior lines of structures built by Party B for Party B's use shall be borne by Party B. Notwithstanding the foregoing, Party B agrees that it will be responsible for arranging for the disposal of medical waste, including any medical water waste which is required to be disposed of separately under Chinese regulations. When the availability of electricity and water to the Premises is limited through the use of quotas assigned by the relevant local government departments, Party A agrees to use its best efforts to see that such quotas are increased if necessary to ensure that there is adequate electricity and water for use by Party B.

Article 2 Party B shall install independent water and electricity meters to measure the amount of annual usage of water and electricity by the Premises.
If the annual usage of water by the Premises exceeds 7,200T and the usage of electricity by the Premises exceeds 50,000KWH, Party B shall pay for amounts in excess of these levels. however, the rate at which Party B for water and electricity shall be the same rate which Party A pays for water and electricity.

Article 3     If the real annual usage of water by Party B is less than 7,200T
(tons) and/or the real annual use of electricity is less than 50,000KWH, Party B shall still pay Party A RMB 150,000.00 as stipulated in Article 1 of this Amendment.

Article 4 The entire RMB 150,000.00 specified in this Amendment includes the 7,200T of water at the 1996 annual average rate of RMB1.15/T and the 50,000KWH of electricity at the rate of RMB 0.95/KWH (This figure is the average of RMB 0.80/KWH during summer and RMB 1.10/KWH during the winter). If the rate of the average unit price for water and electricity rises due to government adjustment, thereby causing a rise in the unit price of water and electricity specified in this Amendment, the following rule shall apply: to the extent that Party B's usage when computed at the higher rate results in an amount of fee exceeding RMB 55,780.00, Party B will pay separately for this additional amount.

Article 5 All the payment in the Amendment shall be paid once a year by December 31.

Article 6 This Amendment Number Three to the Lease Agreement is written in both Chinese and English, the two languages have equal validity and effect.

Article 7 This Amendment Number Three to the Lease Agreement shall come into force when the authorized representatives of the two parties sign it and attach their respective seals.

Party A:     Beijing Industrial School of Posts and Telecommunications
Representative:

Party B:     U.S.-China Industrial Exchange, Inc.
Representative:

Exhibit 27.1:

US-China Industrial Exchange, Inc.
Computation of earnings per share


                                                     December 31,
                                                ----------------------
                                                  1995         1996

Common stock class B outstanding January 1      1,550,000    1,550,000

Common stock outstanding for full year          1,840,000    1,840,000

Weighted average shares from second public
   offering completed November 1996                  ---       419,078
                                                ---------    ---------
Common stock outstanding                        3,390,000    3,809,078
Options outstanding under APB25                      ---         8,956
                                                ---------    ---------
Common equivalent shares outstanding
   on December 31                               3,390,000    3,818,034
                                                =========    =========

Net (Loss) Income                                (317,000)     576,000
                                                =========    =========

Earnings per share                                 $(0.09)      $ 0.15
                                                =========    =========