Form 10KSB/A
period 1996-12-31
US CHINA INDUSTRIAL EXCHANGE INC
filed 1997-05-01
CIK 922717

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               AMENDMENT NO. 2 ON
                                  FORM 10-KSB/A


[X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

                     FOR FISCAL YEAR ENDED DECEMBER 31, 1996


                         Commission File Number: 0-24624
                         -------------------------------

                      U.S.-CHINA INDUSTRIAL EXCHANGE, INC.
                 ----------------------------------------------
                 (Name of Small Business Issuer in Its Charter)


                NEW YORK                                         13-3097642
----------------------------------------------                ----------------
(State or Other Jurisdiction of Incorporation)                (I.R.S. Employer
           or Organization)                                  Identification No.)

          7201 WISCONSIN AVENUE
            BETHESDA, MARYLAND                                     20814
----------------------------------------                         ----------
(Address of Principal Executive Offices)                         (Zip Code)

                                 (301) 215-7777
                                 --------------
                (Issuer's Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Exchange Act:
                                    Common Stock, $.01 par value
                                    Class A Warrants
                                    Class B Warrants

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Check if disclosure of delinquent filers in response to item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB [_].

Issuer's revenues for its most recent fiscal year:  $22,901,000.

The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, the average bid and asked prices of such stock, as of March 26, 1997 was $16,704,000.

The number of shares outstanding of each of the issuer's classes of common equity, as of March 26, 1997, was 4,772,500 shares of Common Stock and 2,000,000 shares of Class B Common Stock.

Documents Incorporated by Reference:  None.

ITEM 9.      DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS.

           The directors and executive officers of the Company and their present positions with the Company are as follows:

Name                           Positions with the Company
----                           --------------------------

Roberta Lipson (1)             Chairperson of the Board of Directors,
                               Chief Executive Officer and President

Elyse Beth Silverberg(1)       Executive Vice President, Secretary and
                               Director

Lawrence Pemble                Executive Vice President Finance and Business
                               Development and Director

Robert C. Goodwin, Jr.         Executive Vice President Operations, Treasurer,
                               Assistant Secretary, General Counsel and Director

Morris Lipson (1)(2)           Director

A. Kenneth Nilsson (2)         Director

Julius Y. Oestreicher (2)      Director
---------------
(1)    Member of the Compensation Committee.
(2)    Member of the Audit Committee.

           All directors of the Company hold office until the next annual meeting of the shareholders and until their successors have been elected and qualified. The officers of the Company are elected by the Board of Directors at the first meeting after each annual meeting of the Company's shareholders and hold office until their death, until they resign or until they have been removed from office.

           Set forth below is certain information with respect to each director:

           ROBERTA LIPSON, 41, co-founded the Company in 1981. Ms. Lipson has served as the Chairperson of the Board of Directors, Chief Executive Officer and President since that time. From 1979 until founding the Company in 1981, Ms. Lipson was employed in China by Sobin Chemical, Inc., a worldwide trading company, as Marketing Manager, coordinating marketing and sales of various equipment in China. Ms. Lipson was employed by Schering-Plough Corp. in the area of product marketing until 1979. Ms. Lipson received a B.A. degree in East Asian Studies from Brandeis University and an M.B.A. from Columbia University Graduate School of Business. Ms. Lipson is the daughter of Morris Lipson.

           ELYSE BETH SILVERBERG, 39, co-founded the Company in 1981. Ms. Silverberg has served as the Company's Executive Vice President and Secretary and as a Director since that time. Prior to founding the Company, from 1980 to 1981, Ms. Silverberg worked with Ms. Lipson at Sobin Chemical, Inc. and was an intern in China with the National Council for U.S.-China Trade from 1979 to 1980. Ms. Silverberg received a B.A. degree in Chinese Studies and History from the State University of New York at Albany.

           LAWRENCE PEMBLE, 40, joined the Company in 1984 and has served as Executive Vice President Finance and Business Development since January 1996. From 1986 until 1996, Mr. Pemble served as Vice President of Marketing. From 1986 through April 1992 and September 1993 to the present, Mr. Pemble has also served as a Director of the Company. Prior to joining the Company, Mr. Pemble was employed by China Books and Periodicals, Inc. as Manager, East Coast Center. Mr. Pemble received a B.A. degree in Chinese Studies and Linguistics from the State University of New York at Albany.

           ROBERT C. GOODWIN, JR., 56, has served as Executive Vice President Operations since January 1996, as Assistant Secretary since June 1995 and as General Counsel, Treasurer and a Director of the Company since October 1992. In addition to his other duties, from October 1992 until January 1996, Mr. Goodwin served as Vice President of Operations for the Company. Prior to joining the Company, Mr. Goodwin was engaged in the private practice of law from 1979 to 1992, with a specialty in international law, in Washington, D.C. and had served as the Company's outside counsel since 1984. Prior to such employment, Mr. Goodwin served for two years as the Assistant General Counsel for International Trade and Emergency Preparedness for the United States Department of Energy and for three years as the Deputy Assistant General Counsel for the Federal Energy Administration. From 1969 until 1974, Mr. Goodwin served as an attorney-advisor for the U.S. Department of Commerce. Mr. Goodwin received a B.A. degree from Fordham University and a J.D. from Georgetown University Law Center.

           MORRIS LIPSON, 74, has served as a Director of the Company since its founding in 1981. He is the founder and President of Lipson Bros., Inc., a garment manufacturing company in New York since 1946. Mr. Lipson is the father of Roberta Lipson.

           A. KENNETH NILSSON, 64, has served as a Director of the Company since January 1996. Since 1989, Mr. Nilsson has served as Chairman of Eureka Group, Inc., a consulting firm he founded in 1972. Prior to 1989, Mr. Nilsson served as Vice Chairman of Cooper Companies, Inc., President of Cooper Laboratories, Inc., and President of Cooper Lasersonics, Inc. He previously served as an executive of Max Factor & Co., Ltd. and of Pfizer International, Inc. Mr. Nilsson received a B.A. degree in Telecommunications from the University of Southern California and an M.A. in Political Science from the University of California.

           JULIUS Y. OESTREICHER, 67, has served as a Director of the Company since January 1996. Mr. Oestreicher has been a partner with the law firm of Oestreicher & Ennis, LLP and its predecessor firms for thirty years, engaged primarily in estate, tax and business law. Mr. Oestreicher received a B.S. degree in Business Administration from City College of New York and a J.D. from Fordham University School of Law.


ITEM 10.             EXECUTIVE COMPENSATION.

           The following table sets forth information concerning the annual compensation of the Company's chief executive officer and other most highly compensated executive officers whose salary and bonus exceeded $100,000 during 1996 for services in all capacities to the Company during that year:


                                                                                  Long Term
                                      Annual Compensation                        Compensation
                          -------------------------------------------------      ------------
                                                                  Other
Name and                                                          Annual         Shares Under-
Principal Position        Year       Salary         Bonus      Compensation      lying Options
------------------        ----       ------         -----      ------------      -------------
Roberta Lipson,           1996      $154,913      $ 43,000      $ 18,620(1)          --
  Chairperson of          1995      $135,000          --            --               --
  the Board, Chief        1994      $118,483          --            --               --
  Executive Officer
  and President

Elyse Beth Silverberg,    1996      $149,175      $ 43,000      $ 22,936(2)          --
  Executive Vice          1995      $130,000          --        $ 23,600(2)          --
  President and           1994      $108,333          --        $ 22,565(2)          --
  Secretary

Lawrence Pemble,          1996      $144,278      $ 43,000          --               --
  Executive Vice          1995      $123,733          --            --               --
  President Finance       1994      $106,020      $ 55,000          --               --
  and Business
  Development

Robert C. Goodwin, Jr     1996      $126,602      $ 73,003          --             10,000
  Executive Vice          1995      $110,000          --            --               --
  President Operations,   1994      $103,769      $ 20,000          --             16,000
  General Counsel,
  Assistant Secretary
  and Treasurer


--------

(1)        Consists of tuition expense for Ms. Lipson's sons in China.

(2)        Includes  yearly  rental  expense  in the  amount of  $9,400  for Ms.
           Silverberg's housing in China and tuition expense in the amounts of $13,536 for 1996, $14,200 for 1995 and $13,165 for 1994 for Ms.
           Silverberg's son in China.

OPTION GRANTS IN LAST FISCAL YEAR

                                                                                                   POTENTIAL REALIZABLE
                                             % OF TOTAL                                            VALUE AT ASSUMED
                          NUMBER OF          OPTIONS                                               ANNUAL RATES OF STOCK
                          SECURITIES         GRANTED TO                                            PRICE APPRECIATION FOR
                          UNDERLYING         EMPLOYEES          EXERCISE OR      EXPIRATION        OPTION TERMS
NAME                      OPTIONS GRANTED    IN FISCAL 1996     BASE PRICE       DATE              5%($)           10%($)
----                      ---------------    --------------     ----------       ----------        -----           ------
Robert C. Goodwin, Jr.       10,000(1)           11.1%          $3.375/share     May 14, 2006      $21,250         $53,750

---------------
(1) The options are exercisable as to one-third of the total number of shares on each of May 14, 1996, 1997 and 1998.


AGGREGATED  OPTION  EXERCISES  IN LAST  FISCAL  YEAR AND FISCAL  YEAR END OPTION
VALUES

                                                           NUMBER OF SECURITIES
                         SHARES                            UNDERLYING UNEXERCISED       VALUE OF UNEXERCISED IN-THE-
                         ACQUIRED           VALUE          OPTIONS AT FISCAL YEAR END   MONEY OPTIONS AT FISCAL YEAR
NAME                     ON EXERCISE (#)    REALIZED ($)   EXERCISABLE/ UNEXERCISABLE   END EXERCISABLE/ UNEXERCISABLE(1)
----                     ---------------    ------------   --------------------------   ---------------------------------
Robert C. Goodwin, Jr.        0                $0                19,333/6,667                   $417/$834

---------------
(1) Based on the closing bid price per share of $4.00 on the last day of fiscal 1996.


EMPLOYMENT AGREEMENTS

           The Company has entered into an employment agreement, as amended to date, with each of Mmes. Lipson and Silverberg and Messrs. Pemble and Goodwin currently providing for annual base salaries of $167,670, $161,460, $155,250 and $136,620, respectively. Each such executive officer also receives additional benefits, including those generally provided to other executive officers of the Company. In addition, each of Mmes. Lipson and Silverberg also receives reimbursement of expenses relating to residing in China. The Company's Board of Directors also may grant bonuses or increase the base salary payable to any executive. Each employment agreement also contains non-competition provisions that preclude each executive from competing with the Company for a period of two years from the date of his or her termination of employment unless his or her employment is terminated by the Company without cause, as such term is defined in the employment agreements. Each employment agreement has been automatically extended for the one-year period ending April 30, 1998, and is subject to successive annual renewal.

           The Company has obtained individual term life insurance policy covering each of Mmes. Lipson and Silverberg in the amount of $2,000,000 per person. The Company is the sole beneficiary under these policies.

COMPENSATION OF DIRECTORS

           Each director who is not an employee of the Company is paid for service on the Board of Directors a retainer at the rate of $1,000 per annum and an additional $500 for each meeting of the Board of Directors attended. The Company also reimburses each director for reasonable expenses in attending meetings of the Board of Directors. Directors who are also employees of the Company are not separately compensated for their services as directors.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

           Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and executive officers, and persons who own more than 10% of the Company's Common Stock, to file with the Securities and Exchange Commission (the "SEC") initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) reports they file. To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company during the one-year period ended December 31, 1996, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% shareholders were complied with, except that Mr. Nilsson filed three such reports relating to three transactions late and Mr. Goodwin filed one such report relating to one transaction late.

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

           The following table sets forth information as to the ownership of shares of the Company's Common Stock and Class B Common Stock as of April 15, 1997 with respect to (i) holders known to the Company to beneficially own more than five percent of the outstanding Common Stock or the Class B Common Stock,
(ii) each director and nominee for director, (iii) each executive officer of the Company named in the Summary Compensation Table under the caption "Executive Compensation" herein and (iv) all directors and executive officers of the Company as a group.

                                                 Amount and Nature
                                                  of Beneficial
                                                 Ownership (2)(3)                   Percent of:
                                        ---------------------------------     ------------------------
Name and Address of                     Common             Class B            Common        Class B
Beneficial Shareholder (1)              Stock          Common Stock(4)(5)     Stock       Common Stock
--------------------------              -----          ------------------     -----       ------------
Roberta Lipson                        486,000(6)        1,040,000(7)          9.2%          52.0%

Elyse Beth Silverberg                 324,000(8)          680,000             6.4%          34.0%

Lawrence Pemble                        98,000(9)          200,000             2.0%          10.0%

Robert C. Goodwin, Jr                  72,333(10)               0             1.5%           0%

Morris Lipson                          60,000(11)          80,000(12)         1.3%           4.0%
  3899 Live Oak Blvd
  Del Ray Beach, Florida

A. Kenneth Nilsson                      1,000                   0              *             0%
  P.O. Box 2510
  Monterey, California

Julius Y. Oestreicher                  74,000(13)               0             1.5%           0%
  235 Mamaroneck Avenue
  White Plains, New York

All Executive Officers and          1,115,333(14)       2,000,000            19.0%         100%
Directors as a Group (7
persons)

---------------------
* Less than 1%.

(1) Unless otherwise indicated, the business address of each person named in the table is c/o U.S.-China Industrial Exchange, Inc., 7201 Wisconsin Avenue, Bethesda, Maryland 20814.

(2) Except as otherwise indicated, each of the parties listed has sole voting and investment power with respect to all shares indicated below.

(3) Beneficial ownership is calculated in accordance with Regulation S-B as promulgated by the Securities and Exchange Commission.

(4) Mmes. Lipson and Silverberg and Mr. Pemble have placed 240,000, 153,000 and 51,000 shares, respectively, of Class B Common Stock in escrow and may vote, but not dispose of, any of such shares during the term of the escrow agreement. See "Escrow Shares" below.

(5) The Class B Common Stock is entitled to six votes per share, whereas the Common Stock is entitled to one vote per share.

(6) Consists of shares that may be purchased pursuant to Class A Warrants and Class B Warrants.

(7) Includes 40,000 shares held by the Ariel Benjamin Lee Trust, of which Ms. Lipson is a Trustee.

(8) Consists of shares that may be purchased pursuant to Class A Warrants and Class B Warrants.

(9) Includes 96,000 shares that may be purchased pursuant to Class A Warrants and Class B Warrants.

(10) Includes 32,250 shares that may be purchased pursuant to Class A Warrants and Class B Warrants and 29,333 shares that may be purchased pursuant to stock options that are exercisable currently or within 60 days.

(11) Includes 45,000 shares that may be purchased pursuant to Class A Warrants and Class B Warrants.

(12) Consists of 40,000 shares held by the Daniel Lipson Plafker Trust and 40,000 shares held by the Jonathan Lipson Plafker Trust, both of which Mr. Lipson is a Trustee.

(13) Does not include 40,000 shares of Common Stock beneficially owned by Mr. Oestreicher's wife, which includes 30,000 shares that may be purchased pursuant to Class A Warrants and Class B Warrants, as to which Mr. Oestreicher disclaims beneficial ownership. Includes 64,000 shares issuable upon the exercise of 16,000 Unit Purchase Options, as defined below. Each such option represents the right to purchase one unit, each of which consists of one share of Common Stock, one Class A Warrant and one Class B Warrant. Also includes 10,000 shares that may be purchased pursuant to currently-exercisable stock options.

(14) Includes an aggregate of 1,083,250 shares that may be purchased pursuant to Unit Purchase Options, Class A Warrants, Class B Warrants and currently-exercisable stock options.



ESCROW SHARES

           Of the 2,000,000 shares of Class B Common Stock outstanding on the date hereof, 450,000 shares (the "Escrow Shares") are held in escrow and will not be assignable nor transferable (but may be voted) until such time, if ever, as the Escrow Shares are released from escrow in accordance with terms of the escrow agreement. Each current holder of Class B Common Stock of the Company contributed pro rata to the number of Escrow Shares in accordance with their percentage ownership of Class B Common Stock. All Escrow Shares remaining in escrow on March 31, 1999 will be forfeited and then canceled and contributed to the Company's capital. The arrangement relating to the Escrow Shares was required by the underwriter as a condition to the Company's initial public offering.

           A shareholder's rights to his or her shares in escrow are not affected by any change in his or her status as an employee, officer or director of, or his or her relationship with, the Company, and, in the event of such shareholder's death, the terms of the escrow agreement will be binding on such shareholder's executor, administrator, estate and legatees.

           All Escrow Shares will be released from escrow if and only if: (a) the Minimum Pretax Income (as defined below) is at least $3,750,000 for the fiscal year ending December 31, 1997, or (b) the Minimum Pretax Income is at least $5,000,000 for the fiscal year ending December 31, 1998, or (c) the closing Bid Price of the Common Stock averages in excess of $14.60 per share (subject to adjustment in the event of any stock split, dividend or distribution, reverse stock split or other similar event) for 20 consecutive trading days at any time prior to August 18, 1997.

           "Minimum Pretax Income" means for any fiscal year the Company's income before provision for income taxes and exclusive of any extraordinary earnings and exclusive of any charges to income resulting from the release of any Escrow Shares, all as reflected on the Company's audited financial statements. For purposes of calculating Minimum Pretax Income, if additional shares of Common Stock are issued, then the foregoing Minimum Pretax Income levels for any year are subject to proportional increase. Accordingly, the Minimum Pretax Income levels set forth above are subject to proportional increase to reflect the issuance of shares of Common Stock, including shares of Common Stock issuable upon exercise of Warrants, in connection with the second public offering by the Company that was completed in November 1996. Since the principal market for the Common Stock presently is the NASDAQ National Market the term "Bid Price" presently means the closing sales price of the Common Stock as reported on that market.


ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

           Not applicable.

                                   SIGNATURES

           In accordance with Section 13 or 15(d) of the Exchange Act, the Company caused this Form 10-KSB/A to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          U.S.-CHINA INDUSTRIAL EXCHANGE, INC.


April 29, 1997                            By: /s/ Robert C. Goodwin, Jr.
                                             ------------------------------
                                          Robert C. Goodwin, Jr.
                                          Executive Vice President and
                                          General Counsel