Form 10QSB
period 1997-09-30
US CHINA INDUSTRIAL EXCHANGE INC
filed 1997-11-20
CIK 922717

(as electronically filed November 14, 1997  15:03)

                              UNITED STATES

          SECURITIES AND EXCHANGE COMMISSION  Washington, D.C. 20549

                               FORM 10-QSB




Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended        September 30, 1997

Commission file number      0-24624

          U.S.-CHINA INDUSTRIAL EXCHANGE, INC.
(Exact name of registrant as specified in its charter.)

          NEW YORK                             13-3097642
(State or other jurisdiction of    (I.R.S. Employer  incorporation or
        organization)                    Identification No.)

7201 Wisconsin Avenue, Bethesda, MD            20814
(Address of principal executive offices)      (Zip Code)

Registrant's telephone number, including area code: (301) 215-7777

     Indicate by check mark whether the registrant(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                   YES [X]        NO [ ]

              The number of shares outstanding of each of the issuer's classes of common equity, as of November 13, 1997, was 4,772,500 shares of Common Stock and 2,000,000 of Common Stock Class B.



PART I. - FINANCIAL INFORMATION

                       U.S.-CHINA INDUSTRIAL EXCHANGE, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                 September 30,  December 31,
                                                      1997          1996
                                                  ___________   ____________
                                     ASSETS
Current assets:
Cash & cash equivalents                           $ 6,765,000   $ 13,374,000
Receivables:
  Trade accounts, less allowance                    6,651,000      4,626,000
  Current portion-long term accounts                2,298,000      3,612,000
  Commissions receivable                              194,000        449,000
Inventories                                         3,316,000      2,188,000
Other current assets                                1,220,000        716,000
                                                   __________     __________

   Total current assets                            20,444,000     24,965,000

Plant, property & equipment                         3,445,000      1,783,000
Accounts receivable, long term                      3,553,000      2,068,000
Other                                               1,031,000        148,000
                                                   __________     __________
   Total assets                                  $ 28,473,000    $28,964,000
                                                  ===========    ===========

                       LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses            $  6,890,000    $ 6,118,000
Accrued contract training                             779,000        724,000
Current portion-long term accounts payable            342,000      1,615,000
Short term loan payable                               335,000              0
Income taxes payable                                   40,000        465,000
                                                   __________     __________

Total current liabilities                           8,386,000      8,922,000

Long term accounts payable, net                     2,264,000      1,126,000
                                                   __________     __________
     Total liabilities                             10,650,000     10,048,000

Shareholders' equity:
Preferred stock, $.01 par value:
  Authorized 5,000,000 shares,
  none issued
Common stock, $.01 par value
  Authorized 30,000,000 shares
  (including 2,000,000 designated class B);
  Common stock - 4,772,500 shares issued
  and outstanding                                      48,000         48,000
Common stock-Class B - 2,000,000 shares
  issued and outstanding                               20,000         20,000
Additional paid in capital                         17,235,000     17,278,000
Foreign currency equity translation
  adjustment                                           (6,000)        (8,000)
Retained earnings                                     526,000      1,578,000
                                                   __________     __________
  Total shareholders' equity                       17,823,000     18,916,000
                                                   __________     __________
  Total Liabilities and shareholders' equity      $28,473,000    $28,964,000
                                                  ===========    ===========

                       U.S.-CHINA INDUSTRIAL EXCHANGE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                    Three months ended September 30,  Nine months ended September 30,
                                          1997              1996            1997          1996
Sales                                    $6,755,000    $4,254,000      $16,010,000  $16,832,000
Cost of goods sold                        5,035,000     3,327,000       11,705,000   11,821,000
                                          _________     _________       __________    _________
Gross profit on sales                     1,720,000       927,000        4,305,000    5,011,000
Net commission income                       178,000       408,000          374,000      712,000
                                          _________     _________       __________    _________
Total gross profit on sales
  and net commission income               1,898,000     1,335,000        4,679,000    5,723,000

Selling, general and administrative
  Salaries and payroll taxes              1,275,000       921,000        3,130,000    2,514,000
  Travel and entertainment                  627,000       458,000        1,575,000    1,081,000
  Other                                   1,022,000       448,000        2,597,000    1,752,000
                                          _________     _________       __________    _________
                                         (1,026,000)     (492,000)      (2,623,000)     376,000

Other income and expenses
  Interest expense                                0        (5,000)               0      (12,000)
  Interest income                           119,000        75,000          417,000      269,000
  Miscellaneous income                      140,000       204,000          420,000      547,000
                                          _________     _________       __________    _________
  Total other income/expenses               259,000       274,000          837,000      804,000

(Loss)/income before provision
  for taxes                              (  767,000)     (218,000)      (1,786,000)   1,180,000
 Benefit from/(provision for)
  income taxes                              311,000        82,000          735,000     (443,000)
                                          _________     _________       __________    _________
Net (loss)/income                       $(  456,000)   $( 136,000)    $ (1,051,000) $   737,000
                                         ==========    ==========      ===========   ==========
Net (loss)/income per share             $(     0.07)   $(    0.04)    $ (     0.17) $      0.22
                                         ==========    ==========      ===========   ==========
Weighted average shares outstanding       6,336,000     3,390,000        6,336,000    3,390,000
                                         ==========    ==========      ===========   ==========

                        U.S.-CHINA INDUSTRIAL EXCHANGE, INC.
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                    Nine months ended Sept. 30,
                                                        1997            1996
Operating activities
Net (loss)/income                                  $(1,051,000)     $  737,000
Adjustments to reconcile net (loss)/income
to net cash used in operating activities:
Depreciation & amortization                            145,000          83,000
Provision for doubtful accounts                         15,000          15,000
Provision for deferred taxes                          (504,000)              0
Inventory write-down                                    69,000          98,000
Sales of demo equipment                                 11,000               0
Changes in operating assets and liabilities:
     Accounts receivable                            (2,211,000)       (693,000)
     Commissions receivable                            255,000         494,000
     Inventories                                    (1,208,000)       (713,000)
     Other current assets                                    0        (482,000)
     Other assets                                     (885,000)       (189,000)
     Accounts payable and accrued expenses             692,000       1,495,000
     Income taxes payable                             (425,000)        360,000
                                                     _________       _________
Net cash (used in)/provided by operating
     activities                                     (5,097,000)      1,205,000

Investing activities
Purchase of property and equipment                  (1,806,000)       (101,000)
Increase in other assets                                     0        (590,000)
                                                     _________       _________

Net cash used in investing activities               (1,806,000)       (749,000)

Financing activities
Additional costs related to issuance of
     common stock                                      (43,000)              0
Short term loan payable                                335,000               0
                                                      --------       ---------
Net cash provided by financing activities              292,000               0

Effect of foreign exchange rate changes
on cash and cash equivalents                             2,000               0
                                                     _________       _________

Net (decrease)/increase in cash and
     cash equivalents                               (6,609,000)        456,000
Cash and cash equivalents at beginning of
     period                                         13,374,000       3,599,000
                                                    __________       _________
Cash and cash equivalents at end of period         $ 6,765,000      $4,055,000
                                                    ==========      ==========

                         U.S.-CHINA INDUSTRIAL EXCHANGE, INC.
                           NOTES TO FINANCIAL STATEMENTS
                                 September 30, 1997


Note 1.  Statement of Information Furnished
   The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and nine-month periods ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1996.

Note 2.  FASB No. 128, Earnings Per Share
   In February 1997, the Financial Accounting Standards Board (FASB) issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact is not expected to result in an increase in earnings per share for the third quarter ended September 30, 1997 and September 30, 1996 respectively.

                         U.S.-CHINA INDUSTRIAL EXCHANGE, INC.
                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operation

     The Company's revenues are derived in two ways: net sales by the Company for its own account and net commission income consisting of commissions on sales made by manufacturers that are represented by the Company. The Company often elects the form of transactions based on the circumstances of the transaction, including the nature of the products and parties involved. Consequently, the Company does not believe that the changes between periods in the mix comprising total gross profit on sales and net commission income necessarily reflect any trends.

Three months ended September 30, 1997 compared to three months ended September 30, 1996

     The Company's net sales for the three months ended September 30, 1997 increased $2,501,000 or 59% and net commission income decreased $230,000 or 56% over the three months ended September 30, 1996. The total gross profit on sales and net commission income increased $563,000 or 42%.

     The Company believes that the total gross profit on sales and net commission income has been negatively impacted during the three months ended September 30, 1997 by restrictions imposed by the Chinese government on the availability of credit from the Chinese banking system to the Company's customers. While there has been some recent relaxation of these restrictions for some Chinese organizations, the Company believes restrictions on the availability of credit will nevertheless continue to impact operations for the immediate future.

     The Company's gross profit on sales as a percentage of net sales for the three months ended September 30, 1997 was 25% as compared to 22% for the three months ended September 30, 1996. The higher gross profit margin in 1997 is attributable primarily to better supplier pricing and improved freight and handling costs compared to the three months ended September 30, 1996.

     The Company opened its Beijing United Family Hospital ("Beijing Hospital") on September 1, 1997 and recorded a small amount of patient revenue.

     Selling, general and administrative expenses for the three months ended September 30, 1997 and 1996 were $2,924,000 and $1,827,000, respectively, representing an increase of 60%. The Company has expanded its selling efforts which included an increase in the number of employees and related travel and entertainment expenses, and increased its pre-opening costs related to the Beijing Hospital. The Company also incurred higher general and administrative expenses due to increased efforts in connection with the proposed distribution of consumable and pharmaceutical products, and the expansion of the Beijing Hospital concept. These costs are expected to continue into the near term.

     Interest income for the three months ended September 30, 1997 and 1996 $119,000 and $75,000 respectively. The increase is principally due to the Company's return on invested proceeds from the Company's second underwritten public offering in November 1996. Miscellaneous income of $140,000 was revised from prior year to include certain related expenses.

Nine months ended September 30, 1997 compared to nine months ended September 30, 1996

     The Company's net sales for the nine months ended September 30, 1997 decreased $822,000 or 5% and net commission income decreased $338,000 or 47% over the nine months ended September 30, 1996. The total gross profit on sales and net commission income decreased $1,044,000 or 18%.

     Most of the Company's net sales for the nine months ended
September 30, 1996 were facilitated by Export-Import bank financing to certain identified Chinese organizations for the purchase of equipment sold by the Company. No such financing was available for the Company's sales for the nine months ended September 30, 1997. While the Company continues to explore additional financing opportunities, including with the Export-Import bank, there can be no assurances that any such financing will be available in the future.

     The Company believes that the total gross profit on sales and net commission income has been negatively impacted during the nine months ended September 30, 1997 by restrictions imposed by the Chinese government on the availability of credit from the Chinese banking system to the Company's customers. While there has been some recent relaxation of these restrictions for some Chinese organizations, the Company believes the restrictions on the availability of credit will nevertheless continue to impact operations for the immediate future.

     The Company's gross profit on sales as a percentage of net sales for the nine months ended September 30, 1997 was 27% as compared to 30% for the nine months ended September 30, 1996. The decreased gross profit margin is attributable primarily to the favorable pricing achieved on sales financed by the Export-Import Bank in 1996.

     Selling, general and administrative expenses for the nine months ended September 30, 1997 and 1996 were $7,302,000 and $5,347,000, respectively, representing an increase of 37%. This increase primarily relates to costs associated with an increase in the number of employees and related travel and entertainment expense, as well as organizational expenses associated with the startup of the Beijing Hospital. The Company has also incurred costs in connection with the proposed distribution of consumable medical products, the evaluation of pharmaceutical distribution and the expansion of the Beijing Hospital concept. These costs are expected to continue into the near term.

     Interest income for the nine months ended September 30, 1997 and 1996 were $417,000 and $269,000 respectively. The increase is principally due to the Company's return on invested proceeds from the Company's second underwritten public offering in November 1996. Miscellaneous income during 1997 reflects an adjustment for certain related expenses.

Liquidity and Capital Resources

     Beijing Hospital opened its doors on September 1, 1997. The development process for opening this facility spanned three years and required significant expenditures for equipment, leasehold improvements and other start-up requirements totaling approximately $3.1 million. The Company will continue to have significant expense in connection with the Beijing Hospital, the operation of which the Company believes will not become profitable prior to late 1998 as it markets its services and further establishes its presence.

     In July 1997, the Company prepaid approximately $600,000 toward a 10-year extension of the lease for the building that houses the Beijing Hospital.

     To date in 1997, the Company has not located a financing program similar to the prior year's Ex-Im Bank arrangement. Alternatively, during 1997, with the participation of certain suppliers, the Company offered more financing arrangements to purchasers, which resulted in an increase in accounts receivable. This increase was the principal reason for the $2,211,000 increase in accounts receivable since the end of 1996.

     In addition, during the nine months ended September 30, 1997, inventories increased by $1,208,000 due primarily to expansion of existing product lines and their related spare parts. The Company anticipates inventory increases in the foreseeable future in connection with its proposed entrance into consumable medical products markets.

     As a result of the Company's recent efforts in connection with the proposed distribution of consumable medical and pharmaceutical products and the establishment of the Beijing Hospital as well as costs associated with the operation of the Beijing Hospital, the Company's use of cash has grown significantly as compared to prior periods. Although the Company currently believes that its cash and cash equivalents as well as cash flow from operations is sufficient to maintain its current and planned operations for approximately the next nine months, the Company currently is considering various financing alternatives in order to satisfy its future capital requirements.

     On June 26, 1997, the Company increased its credit facility to $1,750,000 with the First National Bank of Maryland for short term working capital needs, standby letters of credit, and spot and forward foreign exchange transactions. Collateral for the credit facility consists of short-term cash equivalents held in a safekeeping account by the bank. As of September 30, 1997, the Company had available approximately $1,415,000 under the credit facility.

Forward looking statements

Safe Harbor Statement Under Private Securities Litigation Reform Act of 1995
     With the exception of historical information, the matters discussed in this report are forward-looking statements that involve risks and uncertainties, including but not limited to, statements about the Company's (i) performance goals, (ii) future revenues and earnings, (iii) markets and (iv) proposed new operations. Actual results could differ materially from such forward-looking statements because of, among other things, the following factors: developments relating to conducting business in China (including political, economic and legal matters), the timing of the Company's revenues, risks relating to commencement of healthcare services operations and dependence on certain suppliers.



                           PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

          a. None

          b. Reports on Form 8-K
             None

                      US-CHINA INDUSTRIAL EXCHANGE, INC.

                                 SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                U.S.-CHINA INDUSTRIAL EXCHANGE, INC.



November 14, 1997               S/Lawrence Pemble
Date                            Lawrence Pemble
                                Executive Vice President Finance and Director



November 14, 1997               S/Ronald Zilkowski
Date                            Ronald Zilkowski
                                Vice President Finance and Controller