Form 10KSB
period 1997-12-31
US CHINA INDUSTRIAL EXCHANGE INC
filed 1998-03-31
CIK 922717

FORM 10-KSB
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 1997

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

The issuer's revenue for its most recent fiscal year was $24,381,000.

The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, the average bid and asked prices of such stock, as of March 26, 1998 was approximately $13,124,000.

The number of shares outstanding of each of the issuer's class of common equity, as of March 26, 1998, was 4,772,500 shares of Common Stock and 2,000,000 shares of Class B Common Stock.

Documents Incorporated by Reference:  Part III:  Proxy Statement

PART I
Item 1.  Business

General

     The Company, founded in 1981, is an established independent marketing and sales organization in China for certain Western products. The Company provides United States, European and other manufacturers with access to the Chinese marketplace and offers a wide range of marketing, sales and technical services for its products. The Company conducts its marketing and sales and provides its services exclusively to buyers located in China, Hong Kong and Macau. The Company principally serves as the exclusive sales representative for several major manufacturers of high-technology diagnostic medical equipment and consumable medical supplies. The Company also sells certain products on a non-exclusive basis. The Company's national sales and technical support staff operates from its office in Beijing and regional offices in Shanghai, Guangzhou, Tianjin and Hong Kong. The Company also operates a private hospital in Beijing, China, which began seeing patients on a limited basis in 1997. In addition to its sales and health services activities, the Company also provides marketing research and consulting services to its manufacturers for a variety of business activities in China.

     During 1997, the Company continued its business of selling Western products to the China market and expanded its activities through the initiation of its health services business, Beijing United Family Hospital, providing Western style primary care health services including a family practice clinic, obstetrics, gynecology, birthing services and executive health care. The Company also expanded its offerings in 1997 in the area of consumable products. It also hired additional staff and continued extending financing terms to selected buyers of capital medical equipment.

     In order to concentrate and consolidate its efforts and eliminate unprofitable and low growth product areas the Company has decided to undertake a significant restructuring of its operations. During 1998 the Company intends to phase out its sale of construction, mining and other industrial machinery and scientific research instrumentation, as well as some less profitable medical equipment lines and will concentrate its efforts on the health care sector, including both sales of medical equipment and consumables and provision of health services.

     In order to meet increased competition and difficult market conditions caused by a restriction of credit available to domestic Chinese organizations and to continue to expand its markets, the Company continued to offer certain customers extended payment terms on purchases. These sales were to familiar and qualified purchasers and were structured to reduce the Company's risk of non-payment. In most cases the Company's suppliers participate in extending reciprocal payment terms to the Company for a significant portion of these extended payment arrangements. The Company believes that its decision to undertake this financing initiative contributed to the overall increase in sales in 1997 and 1996, although there can be no assurance that this financial initiative will continue to offset or reduce the continuing impact of credit restrictions.

     In 1997, the Company's subsidiary in Hong Kong, Chindex Hong Kong Limited, continued its business in the sale of medical products into the Hong Kong market. This subsidiary initially has focused on the sale of Acuson ultrasound machines to end-users in Hong Kong. In 1997 the subsidiary began to sell medical consumable products in Hong Kong as well. Chindex Hong Kong Limited currently has five employees.

     In 1997, the Company's wholly foreign-owned subsidiary, Chindex Holdings International Trade (Tianjin) Ltd., which is registered in the special economic Tianjin Free Trade Zone and which was established in 1995, continued its planned expansion in the import, warehousing and distribution of products. This subsidiary supplies certain medical products and consumables directly to hospitals in China for domestic currency and is serving as a platform for the Company's growing distribution activities.

    In 1997, the Company's distribution activities, principally involving the sale of medical consumable products and off-the-shelf medical equipment, continued to expand. The Company has established a dedicated team of sales professionals located in Beijing, Shanghai, Guangzhou and Hong Kong. Sales of products by this team in mainland China are denominated in local currency, the Renminbi, via a network of value-added sub-distributors who cover city-based territories. For the most part, the Company requires payment in advance for the consumable products which it sells. The Company has established such sub-distributor relationships in the majority of the market and anticipates achieving nationwide coverage in 1998. The Company intends to establish an additional foreign-owned subsidiary in a Foreign Trade Zone in Shanghai in 1998. To date, the Company's distribution activities have involved sales to hospitals. In 1998, the Company intends to initiate distribution into the retail market.

     In 1997, the Company began distribution of pharmaceutical products in China. The initial pharmaceutical product distributed by the Company is a contrast agent used in diagnostic ultrasound studies. The Company plans to add additional pharmaceuticals to its portfolio in 1998, concentrating on family health care related product offerings.

     In 1995, the Company began work on bringing much needed western standard health care services to specific, targeted segments of China by establishing the Beijing United Family Hospital (Beijing United) a 90/10 joint venture between the Company and the Chinese Academy of Medical Sciences Union Medical & Pharmaceutical General Corporation (Chinese Academy of Medical Sciences). Beijing United opened for outpatient services in September of 1997 and has opened for inpatient services in March of 1998. Beijing United has begun providing the expatriate business and diplomatic community in Beijing, as well as the growing affluent segment of the local population, with complete western standard primary care hospital services including family practice, obstetrics, gynecology, neonatology and men's health. The facility treats both medical and surgical outpatients and in-patients. The Company will consider establishing a series of similar hospitals in other major metropolitan centers in China over the next several years and has undertaken the initial evaluation and planning process for that undertaking. The Company also has plans to establish satellite clinics which will serve as referral sites for the hospital as well as draw upon the resources of the hospital for treating patients.

     The Company believes that Beijing United is the first foreign managed joint venture hospital in operation with the full necessary authorizations to operate in Beijing by China's ministry of health and other relevant governmental offices. There can be no assurances that the requisite approvals will be forthcoming for additional facilities and the hospital must pass periodic inspections and review for the requisite approvals to be continued in effect as necessary for hospital operations.

     The provision of health care services entails the risk of potential medical malpractice and similar claims which may be asserted against Beijing United and/or against the Company in the event that services rendered by Beijing United or procedures performed at the Beijing United facility are alleged to have resulted in injury or other adverse effects. Although the Company has obtained liability insurance for itself and Beijing United that it believes will be adequate as to both risk and amounts, there can be no assurance that successful malpractice claims will not exceed the limits of the Company's insurance and thus have a material adverse effect on the Company's business, financial condition or operating results.

Marketing

     China, with more than one billion people, contains approximately one-fifth of the world's population. It is the third largest economy in the world according to the International Monetary Fund's (IMF) calculation methods for Gross Domestic Product (GDP). Using the IMF's Purchasing Power Parity method of calculation, China's GDP is over $3 trillion, behind only the United States and Japan. China has expanding trade relations with the United States and, according to the World Bank is now the tenth largest trading nation in the world. From 1992 to 1996 disposable income per capita in China has more than doubled nationally, with urban income growth levels exceeding even these increases. The Company believes that there exists a substantial and expanding market for its products in the China marketplace and the further integration of the Chinese foreign trade system into the established global economy through its application to the World Trade Organization and other initiatives to further open the Chinese economy to foreign participation will further enhance the market for the Company's products.

     The Company has decided to focus its efforts exclusively in the health sector. The size of the market for medical equipment in China has been estimated to be in the range of $800 million to $1 billion U.S. dollars per
year.  The market is growing at a fast rate.   China's imports of medical
equipment from all sources has been in the range of $400 to $500 million annually over the past few years.

     The medical equipment products which the Company sells are marketed to hospitals, through hospital administrators and the doctors who are the ultimate users of the products. There is virtually no private practice of medicine in China and all physicians are affiliated with hospitals or similar institutions. Each hospital also has various economic and administrative forces at work determining hospital policy and practice. A hospital's decision to purchase the Company's products depends on those economic and administrative forces. The Company's marketing is addressed to all relevant participants in the purchasing decision, including the doctors and hospital administrators.

     Most purchases of the Company's equipment products (as opposed to its off-the-shelf medical products and consumable products), regardless of the nature of the end-user, are made through foreign trade corporations (FTCs). Although the purchasing decision is made by the end-user, which may be an individual or a group having the required approvals from their administrative organizations, the Company enters into formal purchase contracts with FTCs. The FTCs make purchases on behalf of the end-users and are legally authorized by the Chinese government to conduct import business. These organizations are chartered and regulated by the government and are formed to facilitate foreign trade. The Company markets its products directly to end-users, but in consummating a sale the Company also must interact with the particular FTC representing the end-user. For this reason, the Company seeks to maintain ongoing relationships with the FTCs in its industries. By virtue of its direct contractual relationship with the FTC, rather than the end-user, the Company is to some extent dependent upon the continuing existence of and contractual compliance by the FTC until the particular transaction has been completed.

     Although the Company remains optimistic about the marketplace, there continues to be uncertainties as to the direction of China's on-going political and economic reforms, the possibility for future devaluation of the Chinese or Hong Kong currencies as well as China's relationship with the United States. This uncertainty may influence the budgeting and purchasing process in China. Any of the foregoing circumstances may impede trade with China, thus impairing the ability of the Company's customers to purchase the Company's products.

    Events in Asia could further impact the Company in 1998. While China has not been impacted directly, there are aspects of the Asian economic situation which can impact China and thus the Company's business. Although Chinese leaders have consistently denied any plan to have a currency devaluation during 1998, such a devaluation, if it happened, could serve to make the products which the Company sells in China more expensive. Other impacts could include decreased funds available to Chinese end users as a result of a general economic slowdown and increased competition from other American and European companies attempting to deal with the declining markets for their products in other Asian countries by increasing efforts in China.

Manufacturers and Products

     Acuson Corporation (Acuson), which manufactures only ultrasound imaging devices, is the Company's largest supplier. Sales by the Company of Acuson products represented over half of total revenues during 1997 and 1996. The Company has an exclusive distribution agreement for China and Hong Kong with Acuson.

     Other medical products which the Company sells in China include machines and consumables manufactured by Johnson & Johnson Clinical Diagnostics that utilize "dry slide" clinical chemistry technology, products manufactured by Leibinger GmbH (a Pfizer company), a leading German manufacturer of radiosurgical treatment planning and stereotactic systems, medical laboratory analysis equipment manufactured by Nova Biomedical, Inc., sterilizers and other medical equipment such as special lights and tables for operating rooms manufactured by Steris Corporation, systems and equipment for stereotactical operations manufactured by Carl Zeiss Far East Company Limited, and bone densitometry systems manufactured by Lunar Corporation.

     During 1997, the Company initiated marketing of the products of three new medical manufacturers. The first of these, Kendall Healthcare Products Company, is a major worldwide producer of disposable medical supplies and Chindex is marketing select Kendall products through the Chindex distribution network for consumable products. The second new medical manufacturer is Medex, Inc., a major producer of medical equipment and supplies used primarily in critical care environments. The Medex products are also being marketed through the Chindex distribution network. The third new medical manufacturer for 1997 is Schering Limited Hong Kong, a wholly-owned subsidiary of Schering AG, for which Chindex will be engaged in the distribution of pharmaceutical products.

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

     Acuson Corporation

     The Company commenced its contractual relationship with Acuson in 1987. Under the terms of its current agreements, the Company is the authorized distributor of Acuson diagnostic ultrasound equipment in China and Hong Kong.
In addition, the Company's responsibilities include the training of all customers, the maintenance and servicing of Acuson products and various promotional activities within China and Hong Kong. Acuson provides customers of the Company with a parts warranty of up to thirteen months from the date of product shipment from the United States. In accordance with such guarantee, Acuson will replace or repair any parts defective as a result of original materials used or workmanship. Servicing this warranty is the responsibility of the Company. The agreement with Acuson has been renewed regularly since 1987. The current agreement with Acuson is automatically renewed for successive one year periods from each January 1st, unless either party gives timely notice of intent not to renew.

Competition

     In the sale of products, the Company competes with other independent distributors in China that market similar products. Although the Company believes that it is one of the largest independent distributors in its markets, there may be other distributors with greater resources or other competitive advantages over the Company.

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

     In the sales and distribution of off-the-shelf medical products, consumables and pharmaceuticals, the Company's sales, marketing and logistical distribution networks also compete with similar distribution operations of other independent distributors, both foreign and Chinese, joint ventures and foreign manufacturers. In addition, the products themselves supplied by the Company to the China market compete with similar products of foreign, joint venture and domestic manufacturers.

     The Company's competitive position for product sales depends in part upon its ability to attract and retain qualified personnel in sales, technical and administrative capacities. In addition, many of the Company's various competitors have greater resources, financial or otherwise, than does the Company.

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

     The Company's subsidiary, Chindex Holdings International Trade (Tianjin) Ltd., sells goods and receives payment in local Chinese currency and uses the currency to pay for local expenses. Payments are generally required to be made in advance for consumable products. The Company recognizes that any devaluation in the local currency may have a negative impact on the results of operations but does not believe any loss would be significant.

     The Company has no direct competition for its hospital, Beijing United Family Hospital, in catering to the expatriate and diplomatic market. One other Western owned hospital venture has been approved but construction has not yet started.

Employees

     At December 31, 1997, the Company had 237 full-time salaried employees, 222 of whom are in China and Hong Kong. Of the full-time personnel in China and Hong Kong, 20 are expatriates and 202 are Chinese or third country nationals.
Of the Company's non-USA based employees, 91 are considered administrative personnel, 27 are engineering, 58 are employed by Beijing United, and the remainder are sales personnel. No employee of the Company currently is represented by a labor union. Management considers its employee relations to be good.

Forward-Looking Statements

     With the exception of historical information, the matters discussed or incorporated by reference in this Report on Form 10-KSB and, if any, in the Company's 1997 Annual Report to Shareholders are forward-looking statements that involve risks and uncertainties. These forward-looking statements include, but are not limited to, statements about the Company's (i) performance goals, (ii) future revenues and earnings, (iii) markets and (iv) proposed new operations. Actual results could differ materially from such forward-looking statements because of, among other things, the following factors: developments relating to conducting business in China (including political, economic and legal matters), the timing of the Company's revenues, risks relating to commencement and early operation of healthcare services, dependence on certain suppliers, and extension of credit terms.

Item 2.     Facilities

     The Company's representative headquarters in China are located at a 12,000 square foot facility in Beijing pursuant to a lease expiring June 30, 2001. The Company also leases regional offices in the Chinese cities of Shanghai, Guangzhou and Tianjin comprised of approximately 2,400, 810 and 700 square feet, respectively, each lease expiring yearly. The Company's executive and administrative offices are located in Bethesda, Maryland, which provides access to nearby Washington, D.C. The lease for the Bethesda office, which consists of approximately 3,800 square feet, expires on July 31, 2001.

     On November 8, 1995, the Company entered into a lease of a four story building of approximately 43,500 square feet in Beijing. On November 26, 1996 this lease was extended to 15 years, expiring on December 24, 2010. The Company renovated the first two floors of the building for the Beijing United Family Hospital, a family health center with birthing, pediatric and family medicine capabilities. The Hospital is a joint venture formed by the Company and the Chinese Academy of Medical Sciences. The Company has subleased the remaining two floors. The sublease expires on January 31, 1999, with the tenant having an option to extend the term of the sublease for an additional two years.

     On November 1, 1997, Chindex Hong Kong Limited entered into a two year lease, expanding the Hong Kong office space to approximately 1,100 square feet. This lease replaced the previous lease entered into in 1996.

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

		None

PART II

Item 5.     Market for Registrant's Common Equity and Related Stockholder
Matters

     The Company's Units (one share of Common Stock, one Class A Warrant and one Class B Warrant), Common Stock, Class A Warrants and Class B Warrants have been listed on the National Association of Securities Dealers Automated Quotation Market ("NASDAQ") under the symbols CHDXU, CHDX, CHDXW, CHDXZ, respectively.
The following table shows the high and low common stock bid quotations in the over-the-counter market, as quoted by NASDAQ. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

          Quarter Ended                      High Bid         Low Bid

          March 31, 1996                       5-1/2              4
          June 30, 1996                        4-15/16          3-1/4
          September 30, 1996                   5-1/8            3-7/8
          December 31, 1996                    5-1/4            3-1/8

          March 31, 1997                       5-1/2            3-1/8
          June 30, 1997                        4-3/4              2
          September 30, 1997                     5              3-1/2
          December 31, 1997                    5-1/4            1-1/4

     The Company's Common Stock is listed on The NASDAQ National Market, while its Units, Class A Warrants and Class B Warrants trade on the NASDAQ SmallCap Market.

     As of March 27, 1998, there were 13 record holders and there is estimated to be approximately 1,000 beneficial owners of the Company's Common Stock, and three owners of the Company's Class B Common Stock.
     The Company has not paid any cash dividends on its Common Stock since inception, and it does not anticipate paying any cash dividends in the foreseeable future. The Company expects to retain earnings for use in its business.


Item 6.  Management's Discussion and Analysis or Plan of Operation

Results of Operations

Fiscal year 1997 compared to 1996

     The Company's revenues are derived in two ways: net sales by the Company for its own account and net commission income consisting of commissions on sales made by manufacturers that are represented by the Company. The Company often elects the form of each transaction based on the circumstances of the transaction, including the nature of the products and parties involved. Consequently, the Company does not believe that the changes over the periods in the mix comprising total gross profit on sales and net commission income necessarily reflect any trends.

     The Company's net sales for the year ended December 31, 1997 increased $1,789,000 or 8%, and net commission income for 1997 decreased $309,000 or 37% over the year ended December 31, 1996. The increase in net sales over the period was due to increased marketing efforts and continued offering of extended payment terms to customers. In 1996 sales benefited from an $8.4 million loan facilitated by the Export-Import Bank financing to certain Chinese organizations for the purchase of equipment sold by the Company. Revenues from Beijing United began in late 1997 but were minimal.

     The Company's gross profit on sales as a percentage of net sales for 1997 was 27% compared to 32% for 1996. This decrease is attributable primarily to the fact that the 1996 results reflected improved pricing achieved on the Export-Import Bank financed sales and, to a lesser extent, to pricing pressures in the recent year, which are anticipated to continue for the foreseeable future. The Company's total gross profit on sales and net commission income was $6,894,000 for 1997. Of that amount $6,362,000 or 92% consisted of gross profit on sales and $532,000 or 8% consisted of net commission income. The Company's total gross profit on sales and net commission income was $7,823,000 for 1996. Of that amount $6,982,000 or 89% consisted of gross profit on sales and $841,000 or 11% consisted of net commission income. Since the Company often elects the form of each transactions it does not believe that the changes over periods in the mix comprising total gross profit on sales and net commission income necessarily reflect any trends.

     The Company believes that total gross profit on sales and net commission income continued to be negatively impacted during the year by restrictions imposed by the Chinese government on the availability of credit from the Chinese banking system to the Company's customers. The Company believes the restrictions on the availability of credit will continue to impact operations for the immediate future. The 1996 financing arrangement from the Export-Import Bank was the first of its kind for the Company and, the Company believes, for purchasers in China. While the Company continues to explore additional financing opportunities, the Company has not received any further Export-Import Bank financing commitments and there can be no assurance that any similar financing will be obtained in the future.

     Selling, general and administrative expenses for 1997 and 1996 were $12,592,000 ($11,120,000 without restructuring) and $7,896,000 respectively, representing an increase of $4,696,000 ($1,472,000 of which related to a restructuring charge) or 59% (41% without the restructuring charge). These expenses represent costs associated with increased personnel hirings, increased startup expenses related to the opening of the Beijing United facility and increased travel and entertainment related to expanded selling efforts.

     The Company recorded a restructuring expense during 1997 of $1,472,000 related to a realignment of its business representations of unprofitable and low growth products and to concentrate and consolidate all efforts on health care industries. Approximately 30 people, mostly from the industrial group will be phased out over the current year.

     Miscellaneous income of $554,000 for the year 1997 represents principally the net sub-lease income received from sub-lease of a portion of the building leased to house the Beijing United facility, net of proportionate rent expense.

     The Company experienced a significant loss in 1997. This was due principally to the Company's personnel increases and related expense in its growth program combined with increased pricing pressure in its core business operations. The Company also incurred significant expense in connection with Beijing United Family Hospital and the expansion of its consumable healthcare products distribution business. The Company did not anticipate and did not realize significant revenues in 1997 to offset these expenses from the hospital or consumable healthcare product sales. With respect to the Company's core business operations, additional staffing and related expenses did not result in comparable increases in revenues due to competitive pressures and credit restrictions for Chinese purchasers.

    In addition, the Company had anticipated raising additional funding in early 1998 in order to continue with its expansion plans at a rapid pace. However, the Asian financial crisis has created an atmosphere of uncertainty with respect to raising capital for companies operating in Asia.

    In light of the foregoing, to address the problems and in an effort to bring operating expenses in line with current and projected revenues, the Company has undertaken a restructuring charge, eliminating all non-health care related lines of business as well as several of our less profitable medical equipment lines and reducing the number of China based non-hospital employees by approximately 18%. This results in a concentration and consolidation of efforts on health care industries. In addition, the Company has increased its cost controls in order to further reduce operating expenses. The Company may have to make further adjustments to the organization to bring operating costs in line with anticipated revenues in the future.

Liquidity and Capital Resources

     As of December 31, 1997, the Company had working capital of $8,711,000, including cash and cash equivalents of $6,228,000, as compared to working capital of $15,950,000 with cash and cash equivalents of $13,374,000 as of December 31, 1996. During 1997, the Company spent approximately $2.7 million toward equipment and building improvements for the Beijing United Family Hospital (Beijing United) for a total investment of approximately $4.0 million.

     Trade receivables increased $2,194,000 over prior year. This principally relates to sales with extended payment terms. These extended payment terms have been provided to select customers in the Company's more familiar markets and under circumstances designed to reduce risk. These terms have involved the extension to a later date or dates of the payment in full on product purchases. A substantial payment is required at the time of delivery, on a prepayment or letter of credit basis. Later payments are subject to each user's availability of funds. The Company has experienced delays in receiving timely payments. As a result of these delays the Company has increased the reserve for doubtful accounts. The extension of payment terms has the effect of postponing the receipt of cash by the Company, thereby negatively impacting cash flow and liquidity in the short term.

     The availability of capital resources and liquidity continues to be important as a result of continuing restrictions by the Chinese government on the availability of credit from the Chinese banking system to the Company's customers. These restrictions, which were implemented in 1993 in response to inflationary concerns and other economic factors, continue to negatively impact the Company's operations. Although the Company believes that its offering of extended payment terms contributed to its results of operations during 1996 and 1997 there can be no assurances that the extended payment terms will continue to offset or reduce the continued impact of the restrictions on credit in China.

     The Company continues to pursue alternative financing sources for its customers, including Export-Import Bank financing programs and private lenders. There can be no assurances that these efforts will be successful.

     Accounts payable increased $1,618,000 over the prior year as a result of the Company's ability to negotiate its extended term sales with its suppliers and receiving reciprocal payment terms. During 1995, the Company developed a unique escrow agreement with one supplier to help provide a future payment guarantee without burdening current working capital, allowing the Company to continue to expand the extended payment term program. There can be no assurance, however, that the Company's suppliers will continue to so participate in the future, which would have a negative impact on the Company's short-term cash flow.

     Inventories rose by $681,000 during the year as the Company continued to build up inventories in response to recently announced agreements to market medical consumables.

     On June 26, 1997, the Company increased its existing credit facility with First National Bank of Maryland from $1,300,000 to $1,750,000 for short-term working capital needs, standby letters of credit, and spot and forward foreign exchange transactions. This facility is payable on demand, fully secured and collateralized by government securities acceptable to the Bank having an aggregate fair market value of not less than $1,945,000. As of December 31, 1997, the Company had available approximately $1,247,000 under the credit facility. Generally, since the Company's assets principally are located in China, the Company may not readily be able to obtain asset-based financing.

     The Company has financed its recent operations from the net proceeds of its 1996 public offering, cash flow from operations, and its credit facility.

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

     The Company cash flow is impacted by various issues related to the Company growth program of granting extended payment terms to customers. (Please refer to accounts receivable and accounts payable discussions under Liquidity and Capital Resources).

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

Foreign Currency Exchange and Impact of Inflation

      The results of operations of the Company for the periods discussed have not been significantly affected by inflation or foreign currency fluctuation. To date, substantially all of the Company's purchases and sales have been made in U.S. dollars. Thus, the Company has not had extensive foreign currency risk. However, changes in the valuation of the Chinese Renminbi or Hong Kong Dollar may have an impact on the Company's results of operations in the future. The Company's subsidiaries, Chindex Tianjin and Beijing United, sells products and services in Renminbi. The Renminbi is not a freely convertible currency and accordingly exchange risks cannot be hedged.

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


Item 7.   Consolidated Financial Statements

          The consolidated financial statements are shown after this page numbered as follows:

                                                                Pages
          Report of Ernst & Young LLP, Independent Auditors      F-1

          Consolidated financial statements
             Consolidated Balance Sheets                         F-2
             Consolidated Statements of Operations               F-3
             Consolidated Statements of Cash Flows               F-4
             Consolidated Statements of Shareholders' Equity     F-5
             Notes to Consolidated Financial Statements       F-6 to F-13

                Report of Ernst & Young LLP, Independent Auditors


The Board Of Directors and Shareholders
U.S.-China Industrial Exchange, Inc.

We have audited the accompanying consolidated balance sheets of U.S.-China Industrial Exchange, Inc. as of December 31, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with U.S. generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of U.S.-China Industrial Exchange, Inc. at December 31, 1997 and 1996, and the consolidated results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.




                                             Ernst & Young, LLP

Vienna, Virginia
March 11, 1998

                      U.S.-CHINA INDUSTRIAL EXCHANGE, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                   DECEMBER 31,    DECEMBER 31,
                                                       1996            1997
                                                  ------------     -------------
                                    ASSETS
Current assets:
  Cash & cash equivalents........................  $ 13,374,000     $ 6,228,000
  Receivables:
    Trade accounts, less allowance for doubtful
    accounts of $115,000(1996) and $604,000(1997)     4,626,000       5,796,000
    Current portion -- long term trade accounts..     3,612,000       4,123,000
    Commissions receivable.......................       449,000          84,000
  Inventories....................................     2,188,000       2,761,000
  Other current assets...........................       623,000         794,000
                                                   ------------    -------------
       Total current assets......................    24,872,000      19,786,000
  Property & equipment, net .....................     1,783,000       3,824,000
  Trade accounts receivable, long term...........     2,068,000       2,092,000
  Other..........................................       241,000         878,000
                                                   ------------    -------------
       Total assets..............................  $ 28,964,000     $26,580,000
                                                   ============    =============


                        LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses..........  $  6,118,000     $ 6,836,000
  Accrued contract training......................       724,000         924,000
  Current portion-long term accounts payable, net     1,615,000       2,171,000
  Short term loan payable .......................             0         467,000
  Income taxes payable...........................       465,000         208,000
  Accrued restructuring..........................             0         469,000
                                                   ------------    -------------
       Total current liabilities.................     8,922,000      11,075,000
  Long term accounts payable, net................     1,126,000       1,270,000
                                                   ------------    -------------
       Total liabilities.........................    10,048,000      12,345,000

Shareholders' equity:
  Preferred stock, $.01 par value: Authorized --
    5,000,000 shares, none issued
  Common stock, $.01 par value
    Authorized -- 30,000,000 shares (including
    2,000,000 designated Class B);
    Common shares issued and outstanding; 1995 -
    1,840,000 shares, 1996 - 4,772,500 shares...         48,000          48,000
    Class B -- 2,000,000 shares issued and
    outstanding in each year....................         20,000          20,000
  Additional capital............................     17,278,000      17,235,000
  Foreign currency equity translation adjustment         (8,000)          2,000
  Retained earnings.............................      1,578,000      (3,070,000)
                                                   ------------    -------------
    Total shareholders' equity..................     18,916,000      14,235,000
                                                   ------------    -------------
    Total liabilities and shareholders' equity..   $ 28,964,000     $26,580,000
                                                   ============    =============

                                 See accompanying notes

                      U.S.-CHINA INDUSTRIAL EXCHANGE, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                      YEAR ENDED DECEMBER 31,
                                                -------------------------------
                                                       1996            1997
                                                   -----------     ------------


Net sales.......................................   $22,060,000      $23,849,000
Cost of goods sold..............................    15,078,000       17,487,000
                                                   -----------      -----------
Gross profit on sales...........................     6,982,000        6,362,000
Net commission income...........................       841,000          532,000
                                                   -----------      -----------
TOTAL GROSS PROFIT ON SALES AND
  NET COMMISSION INCOME.........................     7,823,000        6,894,000

Selling, general and administrative
Salaries and payroll taxes......................     3,536,000        4,726,000
Travel and entertainment........................     1,796,000        2,214,000
Other...........................................     2,564,000        4,180,000
Restructuring...................................         --           1,472,000
                                                   -----------      -----------
                                                       (73,000)      (5,698,000)
Other income and expenses
Interest expense................................      (119,000)         (31,000)
Interest income.................................       408,000          452,000
Miscellaneous income - net......................       501,000          554,000
                                                   -----------      -----------
Income/(loss) before (provision for)/
  benefit from income taxes.....................       717,000       (4,723,000)
(Provision for)/benefit from income taxes.......      (141,000)          75,000
                                                   -----------      -----------
NET INCOME/(LOSS)...............................   $   576,000      $(4,648,000)
                                                   ===========      ===========
NET INCOME/(LOSS) PER COMMON SHARE..............   $      0.15      $     (0.74)
                                                   ===========      ===========
Weighted average shares outstanding.............     3,809,078        6,322,500
                                                   ===========      ===========



                            See accompanying notes

                      U.S.-CHINA INDUSTRIAL EXCHANGE, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                      YEAR ENDED DECEMBER 31,
                                                     ------------------------
                                                      1996              1997
                                                   ----------       -----------
OPERATING ACTIVITIES
Net income (loss).............................    $   576,000       $(4,648,000)
Adjustments to reconcile net income (loss) to
  net cash provide by (used in) operating
  activities:
  Depreciation................................        130,000           262,000
  Provision for doubtful accounts.............         20,000           489,000
  Provision for deferred taxes................       (161,000)           46,000
  Inventory write-down........................        134,000           106,000

Changes in operating assets and liabilities:
  Trade receivable............................     (1,857,000)       (2,194,000)
  Commissions receivable......................        513,000           365,000
  Inventories.................................     (1,107,000)         (679,000)
  Other current assets........................        133,000          (217,000)
  Other assets................................        (52,000)         (637,000)
  Accounts payable and accrued expenses.......      2,844,000         1,618,000
  Income taxes payable........................        279,000          (257,000)
  Restructuring...............................          --              469,000
                                                  -----------       -----------
Net cash provided by / (used in)
  operating activities........................      1,452,000        (5,275,000)

INVESTING ACTIVITIES
  Purchase of property and equipment..........     (1,508,000)       (2,303,000)
                                                  -----------       -----------
Net cash (used in) investing activities.......     (1,508,000)       (2,303,000)

FINANCING ACTIVITIES
  Proceeds(fees) from issuance of common stock      9,831,000           (43,000)
  Proceeds from short term borrowings.........              0           467,000
                                                  -----------       -----------
Net cash provided by financing activities.....      9,831,000           424,000

Effect of foreign exchange rate changes on cash
  and cash equivalents........................          --               10,000
                                                  -----------       -----------
Net increase (decrease) in cash and
  cash equivalents............................      9,775,000        (7,146,000)
Cash and cash equivalents at beginning of period    3,599,000        13,374,000
                                                  -----------       -----------
Cash and cash equivalents at end of period....    $13,374,000       $ 6,228,000
                                                  ===========       ===========
Supplemental disclosure of cash flow information:
Cash paid for interest........................    $         0       $    23,000
                                                  ===========       ===========
Cash paid for income taxes....................    $    54,000       $   174,000
                                                  ===========       ===========

                               See accompanying notes

                     U.S.-CHINA INDUSTRIAL EXCHANGE, INC.
               CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                   YEARS ENDED DECEMBER 31, 1996 AND  1997


                                 COMMON STOCK       COMMON STOCK -- CLASS B
                               ------------------   ------------------------- ADDITIONAL  RETAINED     TRANSLATION
                               SHARES    AMOUNT     SHARES         AMOUNT      CAPITAL    EARNINGS     ADJUSTMENT      TOTAL
                              --------  --------   --------      ---------    ----------  ----------   ----------     -------
Balance at December 31, 1995 1,840,000   18,000   2,000,000         20,000    7,477,000     1,002,000     (8,000)    8,509,000

Issuance of common stock     2,932,500   30,000       --               --     9,801,000         --           --      9,831,000

Net income for 1996             --         --         --               --        --           576,000        --        576,000

                             ---------  -------  ----------     ----------   ----------    ----------    -------    ----------
Balance at December 31, 1996 4,772,500   48,000   2,000,000         20,000   17,278,000     1,578,000     (8,000)   18,916,000

Additional offering expense     --         --         --               --       (43,000)         --          --        (43,000)

Net loss for 1997               --         --         --               --        --        (4,648,000)    10,000    (4,638,000)

                             ---------  -------  ----------     ----------   ----------    ----------    -------    ----------
Balance at December 31, 1997 4,772,500  $48,000   2,000,000     $   20,000  $17,235,000   $(3,070,000)  $  2,000   $14,235,000
                             =========   ======   =========     ==========   ==========     =========   ========   ===========


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

  In 1996 the Company established the Beijing United Family Hospital, a 90% -owned contractual joint venture between the Company and a company controlled by the Chinese Academy of Medical Sciences. This Hospital provides much-needed Western primary family care health services including maternity, birthing services as well as pediatric and executive health care. There were no operations of the clinic in 1996. Operations commenced late 1997.

  The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Principles of Consolidation

  The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries, Chindex, Inc., Chindex Holdings International Trade (Tianjin), Chindex Hong Kong and its 90% interest in the Beijing United Family Hospital. Significant intercompany accounts and transactions have been eliminated in consolidation.

Revenue Recognition

  Sales and most commissions are recognized upon product shipment. Costs associated with installation, after-sale servicing and warranty are not significant and are recognized in cost of sales as they are incurred.

Inventories

  Inventory purchased to fill signed sales contracts and purchase orders that remain undelivered at year-end (merchandise inventory), service parts and inventory of peripheral components are stated at the lower of cost or market using the specific identification method. Certain items are purchased for demonstration purposes and subsequent sale (Demonstration inventory). Management monitors the salability of such demonstration inventory and reduces the carrying amount to net realizable value when there is any impairment in value.

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

Fair value of Financial Instruments

  The Company considers the recorded value of its financial instruments, which consist of cash and cash equivalents, trade receivables, commissions receivable and accounts payable, to approximate the fair value of the respective assets and liabilities at December 31, 1996 and 1997.

Earnings Per Share

  In 1997, the Financial Accounting Standards Board issued Statement 128, 'Earnings per Share'. Statement 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to the Statement 128 requirements.

Stock Based Compensation

  In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, 'Accounting for Stock-Based Compensation,' which was effective for the Company's December 31, 1997 financial statements. SFAS No. 123 allows companies to either account for stock-based compensation under the new provisions of SFAS No. 123 or under the provisions of APB 25, but requires pro forma disclosure in the footnotes to the financial statements as if the measurement provisions of SFAS 123 had been adopted.

Dividends

  The Company has not paid dividends to the shareholders of its common stock and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.

New Accounting Pronouncements

  In February 1997, the Financial Accounting Standards Board issued SFAS No. 129, 'Disclosure of Information about Capital Structure' (Statement 129), which establishes standards for disclosing information about an entity's capital structure. Statement 129 was effective for periods ending after December 15, 1997. The adoption of Statement 129 did not impact the Company's capital structure disclosures as the Company was already in compliance with Statement 129.

  In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, 'Reporting Comprehensive Income' (Statement 130) which is effective for fiscal years beginning after December 15, 1997. The Company will adopt Statement 130 with the fiscal year beginning January 1, 1998. Statement 130 will not have a material impact on the financial results of financial condition of the Company, but will result in certain changes in required disclosures. Management is evaluating the additional disclosure requirements for the Company upon the implementation of Statement 130.

  In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, 'Disclosures about Segments of an Enterprise and Related Information' (Statement 131), which is effective for years beginning after December 15, 1997. Statement 131 establishes standards for the way public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. Statement 131 is effective for financial statements for fiscal years beginning after December 15, 1997, and therefore the Company will adopt the new requirements retroactively in 1998. Management has not completed its review of Statement 131, but does anticipate the adoption of this statement will have significant effect on the Company's reported segments. The anticipated changes include reporting additional segment information regarding the Company's medical products business and hospital services operation.


Reclassifications
  Certain amounts for 1996 have been reclassified to conform to the 1997 presentation.

2. PROPERTY AND EQUIPMENT, NET

     Property and equipment, net consists of the following:

                                       DECEMBER 31, 1996    DECEMBER 31, 1997
                                       -----------------    ------------------

Furniture and equipment..............      $1,358,000           $2,277,000
Vehicles.............................         124,000              124,000
Leasehold improvements...............         807,000            2,191,000
                                         -----------------    ----------------
                                            2,289,000            4,592,000
Less: accumulated depreciation
  and amortization...................         506,000              768,000
                                         -----------------    ----------------
                                           $1,783,000           $3,824,000
                                         =================    ================


3. INVENTORIES

     Inventories consist of the following:

                                       DECEMBER 31, 1996    DECEMBER 31, 1997
                                       ------------------   ------------------
Merchandise inventory................      $   467,000           $  948,000
Demonstration inventory, net.........          769,000              698,000
Parts and peripheral inventory.......          952,000            1,115,000
                                       -----------------    ------------------
                                           $ 2,188,000           $2,761,000
                                       =================    ==================

4. EXTENDED PAYMENT TERM SALES ARRANGEMENTS


     The Company has entered into agreements with certain customers to provide extended payment terms related to the sale of high technology medical equipment. In conjunction with these transactions the Company has negotiated agreements with certain vendors to grant matching extended terms. Receivables and payables under these arrangements were discounted at 6.39% and 6.76% for the years ended December 31, 1996 and 1997, respectively.

     At December 31, 1997, long-term receivables and payables under these arrangements mature as follows:

                                     ACCOUNTS RECEIVABLE    ACCOUNTS PAYABLE
                                     -------------------    ----------------
1998.................................     $4,225,000           $2,238,000
1999.................................      1,880,000            1,172,000
2000.................................        466,000              246,000
                                     -------------------    ----------------
                                           6,571,000            3,656,000
Less: imputed interest...............        356,000              215,000
                                     -------------------    ----------------
                                           6,215,000            3,441,000
Less: current portion................      4,123,000            2,171,000
                                     -------------------    ----------------
                                         $ 2,092,000           $1,270,000
                                     ===================    ================


Amortization of imputed interest on long-term accounts receivable was $164,000 and $50,000 for the years ended December 31, 1996 and 1997, respectively. Amortization of imputed interest on long-term accounts payable was $119,000 and $7,000 for the years ended December 31, 1996 and 1997, respectively.


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

Public Offering, Common Stock, Warrants

    On August 18, 1994 the Company completed its initial public offering selling 1,600,000 common stock units for net proceeds to the Company of approximately $6,206,000. Additionally, on September 13, 1994 the underwriters exercised their overallotment option purchasing an additional 240,000 common stock units for net proceeds to the Company of approximately $1,044,000. Each unit consisted of one common share, one Class A warrant and one Class B warrant. Class A warrants entitle the holder to acquire one share of common stock and a Class B warrant at an exercise price of $6.50. Each Class B warrant entitles the holder to acquire one share of common stock at an exercise price of $8.75. Warrants are exercisable through August 18, 1999. The underwriters and a consultant have also been granted options to purchase an additional 144,000 and 16,000 units, respectively, at $6.75 per unit. These options are exercisable at any time during the four year period beginning August 18, 1995.

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

    In April 1994 the Company issued 300,000 Class A and 300,000 Class B warrants on a prorata basis to each shareholder of record. The exercise prices of these warrants are the same as the warrants sold in the Company's initial public offering. These warrants are exercisable at any time through August 18, 1999.

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

     The following is a summary of stock option activity during the years ended December 31, 1996 and 1997:

                                                                   Exercise
                                            1996         1997        Price
                                           ------       ------     --------
Options outstanding, beginning of year:     97,060     168,060   $3.375 - $5.31
  Granted                                   73,000      82,500   $3.375 - $5.31
  Canceled                                  (2,000)    (10,000)
                                           -------     -------   --------------
Options outstanding, end of year           168,060     240,560   $3.375 - $5.31
                                           =======     =======   ==============


The Company has not provided disclosures under FAS 123 for proforma net income and proforma earnings per share, as such amounts are not materially different from reported amounts. The weighted average exercise price of options outstanding is $4.36 and $4.38 and the weighted average remaining contractual life of such options is 8.6 years and 8.1 years respectively for the years ended December 31, 1996 and 1997.

Shares of Common Stock Reserved

     At December 31, 1997 the Company has reserved 12,378,000 shares of common stock for issuance upon exercise of stock options and purchase warrants.

6. EARNINGS PER SHARE

     The following is an illustration of the reconciliation of the numerators and denominators of the basic and diluted EPS computations for "income before extraordinary item and accounting change" and other related disclosures:

<CAPTION
                                               For the Year Ended 1997
                                  -------------------------------------------
                                     Loss             Shares         Per-Share
                                  (Numerator)      (Denominator)       Amount

Basic EPS
Loss available to common
 stockholders                     $(4,648,000)       6,322,500          $(.74)

Effect of Dilutive Securities
Warrants and Options                                      --
                                  -----------        ---------          -----
Diluted EPS
Loss available to common
 stockholders                     $(4,648,000)       6,322,500          $(.74)
                                  ===========        =========          =====

Options to purchase 240,560 shares of common stock between $3.375 and $5.31 were outstanding during most of 1997 but were not included in the computation of diluted EPS because the options would have been antidilutive. See note 5.

<CAPTION
                                               For the Year Ended 1996
                                  -------------------------------------------
                                    Income            Shares         Per-Share
                                  (Numerator)      (Denominator)       Amount

Basic EPS
Income available to common
 stockholders                     $   576,000        3,809,078          $ .15

Effect of Dilutive Securities
Warrants                                                  --
Options                                                  8,956             --
                                  -----------        ---------          -----
Diluted EPS
Income available to common
 stockholders                     $   576,000        3,818,034          $ .15
                                  ===========        =========          =====



7. INCOME TAXES

     The benefit from/(provision for) income taxes consists of the following:

                                              YEAR ENDED DECEMBER 31,
                                            --------------------------
                                                1996           1997
                                            ------------   -----------
Current:
     Federal.................................$ (165,000)   $ 367,000
     Foreign.................................   (94,000)    (174,000)
     State...................................   (43,000)      43,000
                                            ------------   -----------
                                               (302,000)     236,000
Deferred:
     Federal.................................   133,000     (133,000)
     State...................................    28,000      (28,000)
                                            ------------   -----------
                                                161,000     (161,000)
                                            ------------   -----------
                                             $ (141,000)      75,000
                                            ============  ============

     The net deferred tax asset is included in other current assets and consists of the following as of December 31:

                                                1996       1997
                                              --------   --------
Allowance for doubtful accounts.............  $ 43,000   $   150,000
Inventory write downs.......................   105,000        89,000
Restructuring costs.........................      --         283,000
Net operating loss carry forwards...........      --       1,273,000
Other.......................................    12,000         3,000
                                              --------    ----------
                                               161,000     1,798,000
Less valuation allowance....................         0    (1,798,000)
                                              --------    ----------
Net deferred tax asset......................  $161,000    $        0
                                              ========    ==========

     The Company's effective income tax rate varied from the statutory federal income tax rate for the year ended December 31 as follows:

                                                            1996       1997
                                                            ----       ----
Statutory federal income tax rate.......................    34.0%     (34.0%)
Adjustments:
     State income taxes, net of federal tax benefit.....     4.0       (3.6)
     Foreign tax rate differential                         ( 9.0)        .4
     Change in valuation allowance                         (14.0)      39.8
     Other, including permanent differences.............     4.7       (4.2)
                                                           -----      -----
Effective income tax rate...............................    19.7%      (1.6%)
                                                           =====      =====


     A valuation allowance has been recorded as of December 31, 1997 as the realization of the Company's net deferred tax assets is not certain.

     The Company and its subsidiaries file separate income tax returns; the Company on a June 30 fiscal year and its subsidiaries on a December 31 fiscal year.

     The Company has U.S. Federal net operating losses of approximately $2.4 million that expires principally in 2012. The Company also has foreign losses from China of approximately $1.0 million that expire in 2002.

8. COMMITMENTS

Employment Agreements

     The Company has entered into three-year employment agreements with four key executives which, as amended or revised to date, provide for annual base salaries amounting to an aggregate of $621,000 per year until May 1998.

Leases

     The Company leases office space and space for the Beijing United Family Health Center under operating leases. Future minimum payments under these noncancelable operating leases consist of the following:

YEAR ENDING DECEMBER 31:
-----------------------
       1998.............................................   $  892,000
       1999.............................................      814,000
       2000.............................................      681,000
       2001.............................................      604,000
       2002.............................................      413,000
       Thereafter.......................................    3,508,000
                                                            ----------
                                                            6,912,000
       Less total minimum sublease rentals............ .   (  617,000)
                                                           ----------
       Net minimum rental commitments...................   $6,295,000
                                                           ==========


     The above leases require the Company to pay certain pass through operating expenses and rental increases based on inflation.

     Included in miscellaneous (expenses)/income for the year ended December 31, 1996 and 1997 is net sublease income of $540,000.

     Rental expense was approximately $929,000 and $689,000 for the years ended December 31, 1996 and 1997, respectively.

9. CONCENTRATIONS OF CREDIT RISK

     Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, trade receivables and commission receivables. Substantially all of the Company's cash and cash equivalents at December 31, 1996 and 1997 were held by two U.S. financial institutions. All of the Company's sales during the year were to end-users located in China or Hong Kong. Most of the Company's sales are accompanied by down payments of either cash or letters of credit with one Chinese financial institution. Sales on extended payment terms usually have down payments in the form of a letter of credit and additional payments are secured through several methods. Before extended payment terms are provided, the Company performs a thorough review of the local operation, secures a guarantee from higher authorities than the end-user, and performs other steps as needed.

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

    The Company has a $1,750,000 credit facility with First National Bank of Maryland for short-term working capital needs, standby letters of credit, and spot and forward foreign exchange transactions. Balances outstanding under the facilities are payable on demand, fully secured and collateralized by government securities acceptable to the Bank having an aggregate fair market value of not less than $1,945,000. As of December 31, 1997 net borrowings outstanding under the credit facility were $503,000. Use of the credit facility will bear interest at 1% over three month London Interbank Offered Rate ("LIBOR").

    The Company conducts its marketing and sales and provides its services exclusively to buyers located in China, Hong Kong and Macau. The Company's results of operations and its ability to obtain financing could be adversely affected if there was a deterioration in trade relations between the United States and China.

    Of the Company's net assets at December 31, 1997, approximately $4,931,000 of such assets are located in China, consisting principally of inventories, property improvements and equipment.

See also Note 10.

10. SIGNIFICANT CUSTOMERS/SUPPLIERS

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

     Purchases from one supplier totaled approximately $7,568,000 and $9,055,000 for the years ended December 31, 1996 and 1997, respectively. The Company has entered into a security arrangement to ensure the payment of such supplier's accounts payable.


11. RESTRUCTURING

     At the end of 1997 the Company decided to end its relationship with certain suppliers and to concentrate and consolidate all of its efforts on the health care industry. The restructuring charge includes a write-down of certain inventory and receivables associated with these suppliers. The portion of the $1,472,000 charge related to this write down of assets amounted to $1,003,000. In addition, the company has set up a reserve of $469,000 for the phase out of approximately 30 people associated with these products and their related severance benefits and certain other future costs of close-out. The Company expects this phase out to be completed by the end of 1998.


12. SEGMENT REPORTING

     During 1997 the Company spent approximately $2.7 million toward equipment and building improvements for the Beijing United Family Hospital for a total investment of approximately $4.0 million. Revenues from Beijing United began in late 1997 but were minimal.

     All other assets and sales relate to the Company's investment in medical product sales.

13. IMPLICATIONS OF YEAR 2000 (Unaudited)

     The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's internal computer software that has time-sensitive programs may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities. Also, since the Company is dependent on many suppliers, their inability to provide normal business activities due to Year 2000 difficulties could impact the Company's revenue.

     The Company began an assessment of the implications of the Year 2000 during late 1997. At December 31, 1997, the process of evaluating the Company's services, products and internal systems was underway and is to be completed in 1998. At this time, the actual impact of Year 2000 compliance on the Company's future results of operations, capital spending, and business operations is not known, but is not expected to be material.


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

         10.11 Distribution Agreement dated as of January 1, 1998 between Acuson Corporation and the Company.

         10.12 Lease Agreement between the School of Posts and
               Telecommunications and the Company dated November 8, 1995. Incorporated by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995.

         10.13 Amendments Numbers One, Two and Three to the Lease Agreement between the School of Posts and Telecommunications and the Company dated November 8, 1995, each such amendment dated November 26, 1996.

         10.14 Sublease Agreement between the Company and the Beijing International School dated March 4, 1996. Incorporated by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

         10.15 Contractual Joint Venture Contract between the Chinese
               Academy of Medical Sciences Union Medical & Pharmaceutical Group Beijing Union Medical & Pharmaceutical General Corporation and the Company, dated September 27, 1995. Incorporated by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995.

         10.16 First Investment Loan Manager Demand Promissory Note dated July 10, 1997 between First National Bank of Maryland and Chindex, Inc.

         21.1 List of subsidiaries. Incorporated by reference to Exhibit 21.1 to the Secondary Registration Statement.

         27.1  Financial Data Schedules.

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

                              U.S.-CHINA INDUSTRIAL EXCHANGE, INC.


Dated:  March 30, 1998        By: /S/ Roberta Lipson
                              Roberta Lipson
                              President and Chief Executive Officer





Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.


Dated:  March 30, 1998        By: /S/ Roberta Lipson
                              Roberta Lipson
                              Chairperson of the Board of Directors,
                              Chief Executive Officer and President


Dated:  March 30, 1998        By: /S/ Elyse Beth Silverberg
                              Elyse Beth Silverberg
                              Executive Vice President, Secretary and Director


Dated:  March 30, 1998        By: /S/ Lawrence Pemble
                              Lawrence Pemble
                              Executive Vice President-Finance and Director


Dated:  March 30, 1998        By: /S/ Robert C. Goodwin, Jr.
                              Robert C. Goodwin, Jr.
                              Executive Vice President of Operations,
                              Treasurer, General Counsel and Director


Dated:  March 30, 1998        By: /S/ Ronald Zilkowski
                              Ronald Zilkowski
                              Vice President Finance and Controller