Form 10KSB/A
period 1997-12-31
US CHINA INDUSTRIAL EXCHANGE INC
filed 1998-04-28
CIK 922717

[TYPE]10KSB/A
<SEQUENCE>1
[DESCRIPTION]AMENDMENT NO.1 TO FORM 10-KSB FYE 12/31/97

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               AMENDMENT NO. 1 ON
                                  FORM 10-KSB/A


[X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

                     FOR FISCAL YEAR ENDED DECEMBER 31, 1997


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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Check if disclosure of delinquent filers in response to item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB [X].

Issuer's revenues for its most recent fiscal year:  $24,381,000.

The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, the average bid and asked prices of such stock, as of March 26, 1998 was approximately $13,124,000.

The number of shares outstanding of each of the issuer's classes of common equity, as of March 26, 1998, was 4,772,500 shares of Common Stock and 2,000,000 shares of Class B Common Stock.

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

Lawrence Pemble                Executive Vice President Finance and Business
                               Development and Director

Robert C. Goodwin, Jr.         Executive Vice President Operations, Treasurer,
                               Assistant Secretary, General Counsel and Director

A. Kenneth Nilsson (2)         Director

Julius Y. Oestreicher (2)      Director
---------------
(1)    Member of the Compensation Committee.
(2)    Member of the Audit Committee.

           All directors of the Company hold office until the next annual meeting of the shareholders and until their successors have been elected and qualified. The officers of the Company are elected by the Board of Directors at the first meeting after each annual meeting of the Company's shareholders and hold office until their resignation, removal from office or death.

           Set forth below is certain information with respect to each director:

           ROBERTA LIPSON, 42, co-founded the Company in 1981. Ms. Lipson has served as the Chairperson of the Board of Directors, Chief Executive Officer and President since that time. From 1979 until founding the Company in 1981, Ms. Lipson was employed in China by Sobin Chemical, Inc., a worldwide trading company, as Marketing Manager, coordinating marketing and sales of various equipment in China. Ms. Lipson was employed by Schering-Plough Corp. in the area of product marketing until 1979. Ms. Lipson received a B.A. degree in East Asian Studies from Brandeis University and an M.B.A. from Columbia University Graduate School of Business.

           ELYSE BETH SILVERBERG, 40, co-founded the Company in 1981. Ms. Silverberg has served as the Company's Executive Vice President and Secretary and as a Director since that time. Prior to founding the Company, from 1980 to 1981, Ms. Silverberg worked with Ms. Lipson at Sobin Chemical, Inc. and was an intern in China with the National Council for U.S.-China Trade from 1979 to 1980. Ms. Silverberg received a B.A. degree in Chinese Studies and History from the State University of New York at Albany.

           LAWRENCE PEMBLE, 41, joined the Company in 1984 and has served as Executive Vice President Finance and Business Development since January 1996. From 1986 until 1996, Mr. Pemble served as Vice President of Marketing. From 1986 through April 1992 and September 1993 to the present, Mr. Pemble has also served as a Director of the Company. Prior to joining the Company, Mr. Pemble was employed by China Books and Periodicals, Inc. as Manager, East Coast Center. Mr. Pemble received a B.A. degree in Chinese Studies and Linguistics from the State University of New York at Albany.

           ROBERT C. GOODWIN, JR., 57, has served as Executive Vice President Operations since January 1996, as Assistant Secretary since June 1995 and as General Counsel, Treasurer and a Director of the Company since October 1992. In addition to his other duties, from October 1992 until January 1996, Mr. Goodwin served as Vice President of Operations for the Company. Prior to joining the Company, Mr. Goodwin was engaged in the private practice of law from 1979 to 1992, with a specialty in international law, in Washington, D.C. and had served as the Company's outside counsel since 1984. Prior to such employment, Mr. Goodwin served for two years as the Assistant General Counsel for International Trade and Emergency Preparedness for the United States Department of Energy and for three years as the Deputy Assistant General Counsel for the Federal Energy Administration. From 1969 until 1974, Mr. Goodwin served as an attorney-advisor for the U.S. Department of Commerce. Mr. Goodwin received a B.A. degree from Fordham University and a J.D. from Georgetown University Law Center.

           A. KENNETH NILSSON, 65, has served as a Director of the Company since January 1996. Since 1989, Mr. Nilsson has served as Chairman of Eureka Group, Inc., a consulting firm he founded in 1972. Prior to 1989, Mr. Nilsson served as Vice Chairman of Cooper Companies, Inc., and as President of Cooper Laboratories, Inc., and President of Cooper Lasersonics, Inc. He previously served as an executive of Max Factor & Co., Ltd. and of Pfizer International, Inc. Mr. Nilsson received a B.A. degree in Telecommunications from the University of Southern California and an M.A. in Political Science from the University of California.

           JULIUS Y. OESTREICHER, 68, has served as a Director of the Company since January 1996. Mr. Oestreicher has been a partner with the law firm of Oestreicher & Ennis, LLP and its predecessor firms for thirty years, engaged primarily in estate, tax and business law. Mr. Oestreicher received a B.S. degree in Business Administration from City College of New York and a J.D. from Fordham University School of Law.


ITEM 10.             EXECUTIVE COMPENSATION.

           The following table sets forth information concerning the annual compensation of the Company's chief executive officer and other most highly compensated executive officers whose salary and bonus exceeded $100,000 during 1996 for services in all capacities to the Company during that year:


                                                                                  Long Term
                                      Annual Compensation                        Compensation
                          -------------------------------------------------      ------------
                                                                  Other
Name and                                                          Annual         Shares Under-
Principal Position        Year       Salary         Bonus      Compensation      lying Options
------------------        ----       ------         -----      ------------      -------------
Roberta Lipson,           1997      $167,670      $   --        $ 26,421(1)          --
  Chairperson of          1996      $154,913      $ 43,000      $ 18,620(1)          --
  the Board, Chief        1995      $135,000      $   --        $   --               --
  Executive Officer
  and President

Elyse Beth Silverberg,    1997      $161,460      $   --        $ 29,834(2)          --
  Executive Vice          1996      $149,175      $43,000       $ 22,936(2)          --
  President and           1995      $130,000      $   --        $ 23,600(2)          --
  Secretary

Lawrence Pemble,          1997      $161,221      $   --        $   --               --
  Executive Vice          1996      $144,278      $ 43,000      $   --               --
  President Finance       1995      $123,733      $   --        $   --               --
  and Business
  Development

Robert C. Goodwin, Jr     1997      $141,875      $ 31,203      $   --             20,000
  Executive Vice          1996      $126,602      $ 73,003      $   --             10,000
  President Operations,   1995      $110,000      $   --        $   --               --
  General Counsel,
  Assistant Secretary
  and Treasurer


--------

(1) Includes tuition expense for Ms. Lipson's sons in China in the amount of $23,971.

(2)        Includes  yearly  rental  expense  in the  amount of  $9,400  for Ms.
           Silverberg's housing in China and tuition expense in the amounts of $20,434 for 1997, $13,536 for 1996, and $14,200 for 1995 for Ms.
           Silverberg's son in China.

OPTION GRANTS IN LAST FISCAL YEAR

                                                                                                  POTENTIAL REALIZABLE
                                             % OF TOTAL                                           VALUE AT ASSUMED
                          NUMBER OF          OPTIONS                                              ANNUAL RATES OF STOCK
                          SECURITIES         GRANTED TO                                           PRICE APPRECIATION FOR
                          UNDERLYING         EMPLOYEES          EXERCISE OR      EXPIRATION       OPTION TERMS
NAME                      OPTIONS GRANTED    IN FISCAL 1996     BASE PRICE       DATE             5%($)       10%($)
----                      ---------------    --------------     ----------       ----------       -----       ------
Robert C. Goodwin, Jr.       20,000(1)           24.2%          $4.25/share     January 9, 2007     $53,456     $135,468

---------------
(1) The options are exercisable as to one-third of the total number of shares on each of January 9, 1997, 1998 and 1999.


AGGREGATED  OPTION  EXERCISES  IN LAST  FISCAL  YEAR AND FISCAL  YEAR END OPTION
VALUES

                                                           NUMBER OF SECURITIES
                         SHARES                            UNDERLYING UNEXERCISED       VALUE OF UNEXERCISED IN-THE-
                         ACQUIRED           VALUE          OPTIONS AT FISCAL YEAR END   MONEY OPTIONS AT FISCAL YEAR
NAME                     ON EXERCISE (#)    REALIZED ($)   EXERCISABLE/ UNEXERCISABLE   END EXERCISABLE/UNEXERCISABLE(1)
----                     ---------------    ------------   --------------------------   --------------------------------
Robert C. Goodwin, Jr.        0                $0                29,333/16,667                      0/0

---------------
(1) Based on the closing bid price per share of $1.75 on the last day of fiscal 1997.


EMPLOYMENT AGREEMENTS

           The Company has entered into an employment agreement, with each of Mmes. Lipson and Silverberg and Messrs. Pemble and Goodwin providing for base salaries to be subject to annual review and adjustment as determined by the company, and which currently are $167,670, $161,460, $155,250 and $136,620, respectively. Each such executive officer also receives additional benefits, including those generally provided to other executive officers of the Company. In addition, each of Mmes. Lipson and Silverberg also receives reimbursement of expenses relating to residing in China. Each employment agreement also contains non-competition provisions that preclude each executive from competing with the Company for a period of two years from the date of termination of employment unless his or her employment is terminated by the Company without cause, as such term is defined in the employment agreements. Each employment agreement has been automatically extended for the one-year period ending April 30, 1999, and is subject to successive annual renewal.

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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

           Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and executive officers, and persons who own more than 10% of the Company's Common Stock, to file with the Securities and Exchange Commission (the "SEC") initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) reports they file. To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company during the one-year period ended December 31, 1996, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% shareholders were complied with.

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

           The following table sets forth information as to the ownership of shares of the Company's Common Stock and Class B Common Stock as of April 15, 1998 with respect to (i) holders known to the Company to beneficially own more than five percent of the outstanding Common Stock or the Class B Common Stock,
(ii) each director and nominee for director, (iii) each executive officer of the Company named in the Summary Compensation Table under the caption "Executive Compensation" herein and (iv) all directors and executive officers of the Company as a group.

                                                 Amount and Nature
                                                  of Beneficial
                                                 Ownership (2)(3)                   Percent of:
                                        ---------------------------------     ------------------------
Name and Address of                     Common             Class B            Common        Class B
Beneficial Shareholder (1)              Stock          Common Stock(4)(5)     Stock       Common Stock
--------------------------              -----          ------------------     -----       ------------
Roberta Lipson                        488,000(6)        1,040,000(7)          9.3%          52.0%

Elyse Beth Silverberg                 359,000(8)          680,000             7.0%          34.0%

Lawrence Pemble                       100,300(9)          200,000             2.1%          10.0%

Robert C. Goodwin, Jr                  82,333(10)               0             1.7%           0%

A. Kenneth Nilsson                     10,000                   0              *             0%
  P.O. Box 2510
  Monterey, California

Julius Y. Oestreicher                  74,000(11)               0             1.5%           0%
  235 Mamaroneck Avenue
  White Plains, New York

All Executive Officers and          1,113,633(12)       2,000,000            19.1%          96%
Directors as a Group (6
persons)

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

(6) Includes 486,000 shares that may be purchased pursuant to Class A Warrants and Class B Warrants.

(7) Includes 40,000 shares held by the Ariel Benjamin Lee Trust, of which Ms. Lipson is a Trustee.

(8) Includes 324,000 shares that may be purchased pursuant to Class A Warrants and Class B Warrants.

(9) Includes 96,000 shares that may be purchased pursuant to Class A Warrants and Class B Warrants.

(10) Includes 32,250 shares that may be purchased pursuant to Class A Warrants and Class B Warrants and 39,333 shares that may be purchased pursuant to stock options that are exercisable currently or within 60 days.

(11) Does not include 80,000 shares of Common Stock beneficially owned by Mr. Oestreicher's wife, which includes 60,000 shares that may be purchased pursuant to Class A Warrants and Class B Warrants, as to which Mr. Oestreicher disclaims beneficial ownership. Includes 64,000 shares issuable upon the exercise of 16,000 Unit Purchase Options, as defined below. Each such option represents the right to purchase one Unit, each of which consists of one share of Common Stock, one Class A Warrant and one Class B Warrant. Also includes 10,000 shares that may be purchased pursuant to currently exercisable stock options.

(12) Includes an aggregate of 1,051,583 shares that may be purchased pursuant to Unit Purchase Options, Class A Warrants, Class B Warrants and currently exercisable stock options.



ESCROW SHARES

           Of the 2,000,000 shares of Class B Common Stock outstanding on the date hereof, 450,000 shares (the "Escrow Shares") are held in escrow and will not be assignable or transferable (but may be voted) until such time, if ever, as the Escrow Shares are released from escrow in accordance with terms of the escrow agreement. Each current holder of Class B Common Stock of the Company contributed pro rata to the number of Escrow Shares in accordance with their percentage ownership of Class B Common Stock. All Escrow Shares remaining in escrow on March 31, 1999 will be forfeited and then canceled and contributed to the Company's capital. The arrangement relating to the Escrow Shares was required by the underwriter as a condition to the Company's initial public offering.

           A shareholder's rights to his or her shares in escrow are not affected by any change in his or her status as an employee, officer or director of, or his or her relationship with, the Company, and, in the event of such shareholder's death, the terms of the escrow agreement will be binding on such shareholder's executor, administrator, estate and legatees.

           All Escrow Shares will be released from escrow if and only if: (a) the Minimum Pretax Income (as defined below) is at least $3,750,000 for the fiscal year ending December 31, 1997, or (b) the Minimum Pretax Income is at least $5,000,000 for the fiscal year ending December 31, 1998, or (c) the closing Bid Price of the Common Stock averages in excess of $14.60 per share (subject to adjustment in the event of any stock split, dividend or distribution, reverse stock split or other similar event) for 20 consecutive trading days at any time prior to August 18, 1997. Conditions (a) and (c) above are not possible to be achieved.

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

                                          U.S.-CHINA INDUSTRIAL EXCHANGE, INC.


April 28, 1997                            By: /s/ Robert C. Goodwin, Jr.
                                             ------------------------------
                                          Robert C. Goodwin, Jr.
                                          Executive Vice President and
                                          General Counsel

-----END PRIVACY-ENHANCED MESSAGE-----