Form 10QSB
period 1998-03-31
US CHINA INDUSTRIAL EXCHANGE INC
filed 1998-05-15
CIK 922717

UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                    Washington, D.C. 20549

                           FORM 10-QSB


Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended        March 31, 1998

Commission file number     0-24624

         U.S.-CHINA INDUSTRIAL EXCHANGE, INC.
(Exact name of registrant as specified in its charter.)

         NEW YORK                    13-3097642
(State or other jurisdiction of    (I.R.S. Employer
incorporation or organization)     Identification No.)

7201 Wisconsin Avenue, Bethesda, MD            20814
(Address of principal executive offices      (Zip Code)

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


                         YES [X]        NO [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

The number of shares outstanding of each of the issuer's classes of common equity, as of May 9, 1998, was 4,772,500 shares of Common Stock and 2,000,000 of Common Stock Class B.


                       PART I. - FINANCIAL INFORMATION

                     U.S.-CHINA INDUSTRIAL EXCHANGE, INC.
                          CONSOLIDATED BALANCE SHEETS
                                 (Unaudited)

                                                   March 31,     December 31,
                                                     1998            1997
                                                 ___________    ____________

                                    ASSETS
Current assets:
Cash & cash equivalents                          $ 5,241,000     $ 6,228,000
Receivables:
  Trade accounts, less allowance                   4,257,000       5,796,000
  Current portion-long term trade accounts         4,053,000       4,123,000
  Commissions receivable                              20,000          84,000
Inventories, net                                   3,055,000       2,761,000
Other current assets                                 939,000         794,000
                                                  __________      __________
   Total current assets                           17,565,000      19,786,000

Property & equipment, net                          3,764,000       3,824,000
Accounts receivable, long term                     1,823,000       2,092,000
Other                                                933,000         878,000
                                                  __________      __________
  Total assets                                   $24,085,000     $26,580,000
                                                 ===========     ===========

                    LIABILITIES AND SHAREHOLDER'S EQUITY

Current liabilities:
Accounts payable and accrued expenses           $  6,951,000     $ 6,836,000
Accrued contract training                            794,000         924,000
Current portion-long term accounts payable, net    1,962,000       2,171,000
Short-term loan payable                                    0         467,000
Income taxes payable                                 273,000         208,000
Restructuring                                        334,000         469,000
                                                  __________      __________
  Total current liabilities                       10,314,000      11,075,000
Long term accounts payable, net                      943,000       1,270,000
                                                  __________      __________
  Total liabilities                               11,257,000      12,345,000

Shareholders' equity:
Preferred stock, $.01 par value:
   Authorized - 5,000,000 shares,
   none issued
Common stock, $.01 par value
   Authorized - 30,000,000 shares
   (including 2,000,000 designated class B);
   Common stock - 4,772,500 shares issued
   and outstanding                                    48,000          48,000
Common stock-Class B - 2,000,000 shares
   issued and outstanding                             20,000          20,000
Additional paid in capital                        17,235,000      17,235,000
Foreign currency equity translation
   adjustment                                          2,000           2,000
Retained earnings                                 (4,477,000)     (3,070,000)
                                                  __________      __________
  Total shareholders' equity                      12,828,000      14,235,000
                                                  __________      __________
  Total liabilities and shareholders' equity     $24,085,000     $26,580,000
                                                 ===========     ===========

                     U.S.-CHINA INDUSTRIAL EXCHANGE, INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)

                                                 Three months ended March 31,
                                                      1998            1997

Net Sales                                         $2,913,000      $5,498,000
Cost of goods sold                                 2,138,000       3,925,000
                                                 ___________       _________
Gross profit on sales                                775,000       1,573,000
Net commission income                                      0         114,000
                                                 ___________       _________
Total gross profit on sales
  and net commission income                          775,000       1,687,000

Selling, general and administrative
  Salaries and payroll taxes                       1,174,000         835,000
  Travel and entertainment                           273,000         305,000
  Other                                              887,000         640,000
                                                 ___________       _________
                                                  (1,559,000)        (93,000)

Other Income and Expenses
  Interest Expense                                   (12,000)        (16,000)
  Interest Income                                     67,000         209,000
  Miscellaneous Income                               138,000         139,000
                                                 ___________       _________
  Total Other Income/Expenses                        193,000         332,000

(Loss)/income before provision for taxes          (1,366,000)        239,000
(Provision for) income taxes                         (41,000)        (74,000)
                                                 ___________       _________
Net (loss)/income                                $(1,407,000)     $  165,000
                                                 ===========      ==========
Net (loss)/income per share                      $     (0.22)     $     0.03
                                                 ===========      ==========
Weighted average shares outstanding                6,322,500       6,322,500
                                                 ===========      ==========

                     U.S.-CHINA INDUSTRIAL EXCHANGE, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)


                                                 Three months ended March 31,
                                                      1998            1997

Operating activities
Net (loss)/income                                $(1,407,000)    $   165,000
Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation                                         149,000          45,000
Provision for doubtful accounts                            0           5,000
Provision for deferred taxes                               0         (11,000)
Inventory write-down                                  35,000          20,000
Sales of demo equipment                                    0          11,000
Changes in operating assets and liabilities:
  Accounts receivable                              1,878,000      (1,937,000)
  Commissions receivable                              64,000          58,000
  Inventories                                       (328,000)       (347,000)
  Other current assets                              (145,000)       (168,000)
  Other assets                                       (55,000)       (121,000)
  Accounts payable and accrued expenses             (551,000)      1,030,000
  Income taxes payable                                65,000         (53,000)
  Restructuring                                     (135,000)              0
                                                 ___________      __________
Net cash used in operating activities               (430,000)     (1,303,000)

Investing activities
Purchase of property and equipment                   (90,000)       (402,000)
                                                 ___________      __________
Net cash used in investing activities                (90,000)       (402,000)

Financing activities
Fee expense from issuance of common stock                  0         (40,000)
Repayment of short term borrowings                  (467,000)              0
                                                 ___________      __________
Net cash used in financing activities               (467,000)        (40,000)

Effect of foreign exchange rate changes on
  cash and cash equivalents                                0           2,000
                                                 ___________      __________
Net decrease in cash and
   cash equivalents                                 (987,000)     (1,743,000)
Cash and cash equivalents at beginning of
   period                                          6,228,000      13,374,000
                                                 ___________     ___________
Cash and cash equivalents at end of period       $ 5,241,000     $11,631,000
                                                 ===========     ===========

                     U.S.-CHINA INDUSTRIAL EXCHANGE, INC.
                        NOTES TO FINANCIAL STATEMENTS
                               March 31, 1998


Note 1.  Statement of Information Furnished
	 The accompanying unaudited consolidated financial statements have been prepared in accordance with form 10-QSB instructions and in the opinion of management contain all adjustments and normal or recurring accruals as necessary to present fairly the financial position as of March 31, 1998, the results of operations for the quarter ended March 31, 1998 and 1997 and the cash flows for the quarters ended March 31, 1998 and 1997. These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's Form 10-KSB.
	 Certain information and footnote disclosure normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that the accompanying consolidated financial statements be read in conjunction with the financial statements and notes thereto incorporated in the Company's Form 10-KSB.

Note 2.  Segment Information
  The following segmental information has been provided in response to the Company's adoption of Financial Accounting Standards No. 131, 'Disclosures about Segments of an Enterprise and Related Information':

For the quarter ended March 31, 1998:

Segments           Healthcare Products     Healthcare Services
Sales                  $2,728,000              $184,000

Gross Profit              612,000               163,000
Gross Profit %              22%                   89%

Selling & Admin Costs   1,734,000               600,000
                        ---------               -------
Loss from operations   (1,122,000)             (437,000)

Loss from combined operations      (1,559,000)
Other income                          193,000
                                   ----------
Loss before tax                    (1,366,000)
                                   ==========

Intersegment transfers are insignificant.
Prior year results were all principally related to one segment.

Assets                 $20,085,000            $4,000,000

All of the Company's sales were to China.

                  U.S.-CHINA INDUSTRIAL EXCHANGE, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operation

Quarter ended March 31, 1998 compared to quarter ended March 31, 1997

  Historically the Company's revenues have been derived in two ways: net sales by the Company for its own account and net commission income consisting of commissions on sales made by manufacturers that are represented by the Company. The Company often elects the form of each transaction and has chosen to structure virtually all sales of medical equipment as net sales by the Company for its own account while sales of non-healthcare equipment have often been structured as commission sales. Since the Company has discontinued the marketing of non-healthcare products the Company believes that there will be little or no commission income in future periods.

  The Company's net sales for the quarter ended March 31, 1998 decreased $2,585,000 or 47% and net commission income decreased $114,000 or 100% over the quarter ended March 31, 1997. The total gross profit on sales and net commission income decreased $912,000 or 54%.

  The Company believes that the total gross profit on sales has been negatively impacted during the quarter by a variety of factors. These include delays in opening letters of credit on signed contracts which the Company believes are principally attributable to bureaucratic delays resulting from the recent restructuring of the Chinese government, significantly increased competition due to an increased focus on China by the Company's competitors and lack of financing available to the Company's customers including restrictions imposed by the Chinese government on the availability of credit from the Chinese banking system.

	The Company's gross profit on sales as a percentage of net sales for the quarter ended March 31, 1998 was 27% as compared to 29% for the quarter ended March 31, 1997. The mix in gross profit is now affected by the Company's Healthcare Services business.

  In the quarter ended March 31, 1998 the Healthcare Products business had a gross profit percent of 22% as compared to 29% for the quarter ended March 31, 1997. This decrease is principally due to lower revenues and competitive pressures.

  The Company's Healthcare Services business had a gross profit percent of 89% for the quarter ended March 31, 1998 with no comparable prior year results since operations did not commence until September 1997.

	Selling, general and administrative expenses for the quarters ended March 31, 1998 and 1997 were $2,334,000 and $1,780,000, respectively, representing an increase of 31%.

  These expenses represent costs associated with the different businesses. In the Healthcare Products business the SG&A costs were $1,734,000 for the quarter ended March 31, 1998 as compared with $1,771,000 for the quarter ended March 31, 1997 for a decrease of $37,000 or 2% over prior year. This is principally related to the cost containment measures implemented at the end of 1997.

  The SG&A costs from the Healthcare Services business was $600,000 during the quarter ended March 31, 1998 as compared with $9,000 for the quarter ended March 31, 1997. This increase is due to the commencement of operations of the Beijing United Hospital in September of 1997.

  Interest income for the quarters ended March 31, 1998 and 1997 were $67,000 and $209,000 respectively. The decrease is principally due to a decline in available funds for investment.

Liquidity and Capital Resources

  During the quarter ended March 31, 1998, decreased sales resulted in a $1,878,000 decrease in accounts receivable offset somewhat by a $551,000 decrease in accounts payable.

  The Company negotiated a revision in certain extended payment payables with a supplier to defer approximately $500,000 of payables. The length of this extension is still being negotiated.

  Inventories grew an additional $328,000 as the Company continued to expand its selling effort of certain consumable products. The Company expects this growth to continue at a moderate pace for the foreseeable future.

  During the quarter ended March 31, 1998 the Company continued to offer financing arrangements to selected purchasers. The Company has continued to seek alternative funding sources for its customers and currently has received preliminary approval from the relevant Chinese Government organizations for a $15 million borrowing to be guaranteed by the U.S. Export-Import Bank. The loan, if approved, would be utilized by Chinese hospitals for the purchase of health care equipment to be exported by the Company. There can be no assurance that final approvals by the Chinese Government or the U.S. Export-Import Bank will be forthcoming.

  As a result of the Company's efforts in connection with the expansion of its Healthcare Products business and establishment and start-up of its new Healthcare Services business, the Company's use of cash grew significantly in 1997 over prior periods. The Company had anticipated raising additional funding early in 1998 to continue with its expansion plans at a rapid pace, but the Asian financial crisis has created an atmosphere of uncertainty with respect to raising capital for companies operating in Asia.

  As a result of these factors, in order to reduce the rate of cash depletion and in an effort to bring operating expenses in line with current and projected revenues, the Company undertook a restructuring charge of $1,500,000 at the end of 1997 and increased its cost controls in order to reduce operating expenses. Although the Company currently believes that its cash and cash equivalents as well as cash flow from operations is sufficient to maintain its current and planned operations under the restructured program for approximately the next eight months, the Company currently is considering various financing alternatives as well as additional cost reduction measures in order to satisfy its future capital requirements and bring operating costs in line with anticipated revenues.

  With the exception of historical information, the matters discussed or incorporated by reference in this Report on Form 10-KSB and 10-KSB/A and, if any, in the Company's 1997 Annual Report to Shareholders are forward-looking statements that involve risks and uncertainties. These forward-looking statements include, but are not limited to, statements about the Company's (i) performance goals, (ii) future revenues and earnings, (iii) markets and (iv) proposed new operations. Actual results could differ materially from such forward-looking statements because of, among other things, the following factors: developments relating to conducting business in China (including political, economic and legal matters), the timing of the Company's revenues, risks relating to commencement and early operation of healthcare services, dependence on certain suppliers, and extension of credit terms.


                     PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

	 a. None

	 b. Reports on Form 8-K
		None

                  U.S.-CHINA INDUSTRIAL EXCHANGE, INC.

                            SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  U.S.-CHINA INDUSTRIAL EXCHANGE, INC.




May 14, 1998                      /S/ Lawrence Pemble
Date                              Lawrence Pemble
                                  Executive Vice President Finance and
                                  Director




May 14, 1998                      /S/ Ronald Zilkowski
Date                              Ronald Zilkowski
                                  Vice President Finance and Controller