Form 10QSB
period 1998-06-30
US CHINA INDUSTRIAL EXCHANGE INC
filed 1998-08-14
CIK 922717

UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                    Washington, D.C. 20549

                           FORM 10-QSB


Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended        June 30, 1998

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

The number of shares outstanding of each of the issuer's classes of common equity, as of August 11, 1998, was 4,772,500 shares of Common Stock and 2,000,000 of Common Stock Class B.


                       PART I. - FINANCIAL INFORMATION

                     U.S.-CHINA INDUSTRIAL EXCHANGE, INC.
                          CONSOLIDATED BALANCE SHEETS
                                 (Unaudited)

                                                   June 30,      December 31,
                                                     1998            1997
                                                 ___________    ____________

                                    ASSETS
Current assets:
Cash & cash equivalents                          $ 4,781,000     $ 6,228,000
Receivables:
  Trade accounts, less allowance                   3,466,000       5,796,000
  Current portion-long term trade accounts         4,119,000       4,123,000
  Commissions receivable                              28,000          84,000
Inventories, net                                   3,490,000       2,761,000
Other current assets                                 945,000         794,000
                                                  __________      __________
   Total current assets                           16,829,000      19,786,000

Property & equipment, net                          3,685,000       3,824,000
Accounts receivable, long term                     1,529,000       2,092,000
Other                                                862,000         878,000
                                                  __________      __________
  Total assets                                   $22,905,000     $26,580,000
                                                 ===========     ===========

                    LIABILITIES AND SHAREHOLDER'S EQUITY

Current liabilities:
Accounts payable and accrued expenses           $  6,360,000     $ 6,836,000
Accrued contract training                            782,000         924,000
Current portion-long term accounts payable, net    2,174,000       2,171,000
Short-term loan payable                                    0         467,000
Income taxes payable                                 178,000         208,000
Restructuring                                        291,000         469,000
                                                  __________      __________
  Total current liabilities                        9,785,000      11,075,000
Long term accounts payable, net                      964,000       1,270,000
                                                  __________      __________
  Total liabilities                               10,749,000      12,345,000

Shareholders' equity:
Preferred stock, $.01 par value:
   Authorized - 5,000,000 shares,
   none issued                                          -               -
Common stock, $.01 par value
   Authorized - 30,000,000 shares
   (including 2,000,000 designated Class B);
   Common stock - 4,772,500 shares issued
   and outstanding                                    48,000          48,000
Common stock-Class B - 2,000,000 shares
   issued and outstanding                             20,000          20,000
Additional paid in capital                        17,235,000      17,235,000
Foreign currency equity translation
   adjustment                                          2,000           2,000
Retained earnings                                 (5,149,000)     (3,070,000)
                                                  __________      __________
  Total shareholders' equity                      12,156,000      14,235,000
                                                  __________      __________
  Total liabilities and shareholders' equity     $22,905,000     $26,580,000
                                                 ===========     ===========

                       U.S.-CHINA INDUSTRIAL EXCHANGE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                       Three months ended June 30,     Six months ended June 30,
                                            1998           1997            1998          1997
Sales                                    $5,492,000    $3,757,000      $ 8,405,000  $ 9,255,000
Net commission income                        16,000        81,000           16,000      195,000
                                          _________     _________       __________    _________
Total Revenue                             5,508,000     3,838,000        8,421,000    9,450,000

Costs and Expenses
  Cost of goods sold                      3,564,000     2,744,000        5,702,000    6,669,000
  Salaries and payroll taxes              1,233,000     1,020,000        2,407,000    1,855,000
  Travel and entertainment                  483,000       644,000          756,000      949,000
  Other                                   1,198,000       935,000        2,085,000    1,575,000
                                          _________     _________       __________    _________
Total Costs and Expenses                  6,478,000     5,343,000       10,950,000   11,048,000

Loss from operations                     (  970,000)   (1,505,000)      (2,529,000)  (1,598,000)

Other income and expenses
  Interest expense                          (27,000)       (5,000)         (39,000)     (21,000)
  Interest income                            41,000       111,000          108,000      320,000
  Miscellaneous income                      288,000       140,000          426,000      279,000
                                          _________     _________       __________    _________
  Total other income/expenses               302,000       246,000          495,000      578,000

Loss before provision
  for income taxes                       (  668,000)   (1,259,000)      (2,034,000)  (1,020,000)
(Provision for)/benefit from
  income taxes                           (    3,000)      498,000       (   44,000)     424,000
                                          _________     _________       __________    _________
Net loss                                $(  671,000)   $( 761,000)     $(2,078,000) $(  596,000)
                                         ==========    ==========      ===========   ==========
Net loss per share                      $(     0.11)   $(    0.12)     $(     0.33) $(     0.09)
                                         ==========    ==========      ===========   ==========
Weighted average shares outstanding       6,322,500     6,322,500        6,322,500    6,322,500
                                         ==========    ==========      ===========   ==========

                     U.S.-CHINA INDUSTRIAL EXCHANGE, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)


                                                   Six months ended June 30,
                                                      1998            1997

Operating activities
Net (loss)/income                                $(2,078,000)    $  (596,000)
Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation                                         302,000          90,000
Provision for doubtful accounts                            0          10,000
Provision for deferred taxes                               0         (11,000)
Inventory write-down                                  74,000          40,000
Sales of demo equipment                                    0          11,000
Changes in operating assets and liabilities:
  Accounts receivable                              2,897,000        (221,000)
  Commissions receivable                              56,000         196,000
  Inventories                                       (803,000)       (996,000)
  Other current assets                              (151,000)       (191,000)
  Other assets                                        16,000         (17,000)
  Accounts payable and accrued expenses             (922,000)        134,000
  Income taxes payable                               (30,000)       (465,000)
  Restructuring                                     (178,000)              0
                                                 ___________      __________
Net cash used in operating activities               (817,000)     (2,016,000)

Investing activities
Purchase of property and equipment                  (163,000)     (1,125,000)
                                                 ___________      __________
Net cash used in investing activities               (163,000)     (1,125,000)

Financing activities
Fee expense from issuance of common stock                  0         (40,000)
Repayment of short term borrowings                  (467,000)              0
                                                 ___________      __________
Net cash used in financing activities               (467,000)        (40,000)

Effect of foreign exchange rate changes on
  cash and cash equivalents                                0           2,000
                                                 ___________      __________
Net decrease in cash and
   cash equivalents                               (1,447,000)     (3,179,000)
Cash and cash equivalents at beginning of
   period                                          6,228,000      13,374,000
                                                 ___________     ___________
Cash and cash equivalents at end of period       $ 4,781,000     $10,195,000
                                                 ===========     ===========

                     U.S.-CHINA INDUSTRIAL EXCHANGE, INC.
                        NOTES TO FINANCIAL STATEMENTS
                                (Unaudited)
                                June 30, 1998


Note 1.  Statement of Information Furnished
	 The accompanying unaudited consolidated financial statements have been prepared in accordance with Form 10-QSB instructions and in the opinion of management contain all adjustments and normal or recurring accruals as necessary to present fairly the financial position as of June 30, 1998, the results of operations for the three- and six-month periods ended June 30, 1998 and 1997 and the cash flows for the six-months ended June 30, 1998 and 1997. These results have been determined on the basis of generally accepted accounting principles applied consistently with those used in the preparation of the Company's Form 10-KSB.
	 Certain information and footnote disclosure normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that the accompanying consolidated financial statements be read in conjunction with the financial statements and notes thereto incorporated in the Company's Form 10-KSB.
   The Company reclassified its consolidated statement of operations during the second quarter of 1998. Previously reported amounts have been reclassified to conform with the current period presentation.

Note 2.  Segment Information
  The following segmental information has been provided in response to the Company's adoption of Financial Accounting Standards No. 131, 'Disclosures about Segments of an Enterprise and Related Information':

For the six-months ended June 30, 1998:

Segments           Healthcare Products     Healthcare Services

Revenue                 $7,777,000            $  644,000

Gross Profit             2,169,000                 n/a
Gross Profit %              28%

Expenses                 3,921,000             1,421,000
                        ---------              ---------
Loss from operations    (1,752,000)             (777,000)

Loss from combined operations      (2,529,000)
Other income/expense, net             495,000
                                   ----------
Loss before tax                   ($2,034,000)
                                   ==========

Intersegment transfers are insignificant.
Prior year results were all principally related to healthcare products segment.

Assets                 $19,050,000            $3,855,000

All of the Company's revenue is attributable to its operations in China.

Note 3. Implications Of Year 2000

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

                  U.S.-CHINA INDUSTRIAL EXCHANGE, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Three months ended June 30, 1998 compared to three months ended June 30, 1997

  Historically the Company's revenues have been derived in two ways: net sales by the Company for its own account and net commission income consisting of commissions on sales made by manufacturers that are represented by the Company. The Company often elects the form of each transaction and has chosen to structure virtually all sales of medical equipment as net sales by the Company for its own account while sales of non-healthcare equipment have often been structured as commission sales. Since the Company has discontinued the marketing of non-healthcare products the Company believes that there will be little or no commission income in future periods. Moreover, with the opening of its healthcare services business in September 1997, the Company's revenues now include revenue from the sale of services as well as goods.

  The Company's revenue (sales plus net commission income) for the three months ended June 30, 1998 increased $1,670,000 or 44% over the three months ended June 30, 1997. Revenues from healthcare products contributed $5,048,000 or 92% of total revenues; healthcare services contributed $460,000 or 8% of total revenues.

  The Company believes that its business has been negatively impacted during the three months by a variety of factors. These include delays in opening letters of credit on signed contracts which the Company believes are principally attributable to bureaucratic delays resulting from the recent restructuring of the Chinese government, delays in purchase commitments related to uncertainty regarding exchange rates, significantly increased competition due to an increased focus on China by the Company's competitors and lack of financing available to the Company's customers including restrictions imposed by the Chinese government on the availability of credit from the Chinese banking system. The Company has begun to see some impact of the Asian economic problems in China.

  The Company's gross profit percentage on healthcare product revenue (as stated in Note 2) for the three months ended June 30, 1998 was 28% as compared to 29% for the three months ended June 30, 1997. The Company no longer combines its two business segments in computing gross profit and will calculate gross profit on the health care products segment of its business. The slightly lower gross profit margin is attributable to lower than anticipated sales.

  The Company's costs and expenses, including cost of goods sold, for the three months ended June 30, 1998 and 1997 were $6,478,000 and $5,343,000 respectively. For the three months ended June 30, 1998 as compared to the three months ended June 30, 1997, cost of goods was up $820,000 on higher sales, salaries were up $213,000 principally due to hiring increases in healthcare services, travel and entertainment was down $161,000 due to reduced spending and other expenses were up $263,000 due to expenses related to healthcare services.

  In the Healthcare Products business total costs were $5,678,000 for the three months ended June 30, 1998 as compared with $5,334,000 for the three months ended June 30, 1997 for an increase of $344,000 or 6%. The increase was primarily related to cost of goods increase of $746,000 offset by reductions in salary costs of $31,000, travel and entertainment of $170,000 and other cost reductions of $201,000. These reductions are principally related to the cost containment measures implemented at the end of 1997.

  The expenses from the Healthcare Services business were $800,000 during the three months ended June 30, 1998 as compared with $9,000 for the three months ended June 30, 1997. This increase is due to the commencement of healthcare services beginning in September of 1997 and includes salaries of $244,000 and other costs of $467,000.

  Interest income for the three months ended June 30, 1998 and 1997 were $41,000 and $111,000 respectively. The decrease is principally due to a decline in available funds for investment.

  Other income rose to $288,000 for the three months ended June 30, 1998 as compared with $140,000 for the three months ended June 30, 1997. The increase is principally related to the close down of certain businesses in the Company's restructuring and the final resolution of specific contracts within the pipeline.

Six months ended June 30, 1998 compared to six months ended June 30, 1997

  The Company's revenue (sales plus net commission income) for the six months ended June 30, 1998 decreased $1,029,000 or 11% over the six months ended June 30, 1997. Revenues from healthcare products contributed $7,777,000 or 92% of total revenues; healthcare services contributed $644,000 or 8% of total revenues.

  The Company believes that its business has been negatively impacted during the six months by a variety of factors. These include delays in opening letters of credit on signed contracts which the Company believes are principally attributable to bureaucratic delays resulting from the recent restructuring of the Chinese government, delays in purchase commitments related to uncertainty regarding exchange rates, significantly increased competition due to an increased focus on China by the Company's competitors and lack of financing available to the Company's customers including restrictions imposed by the Chinese government on the availability of credit from the Chinese banking system. The Company has begun to see some impact of the Asian economic problems in China.

  The Company's gross profit percentage on healthcare product revenue (as stated in Note 2) for the six months ended June 30, 1998 was 28% as compared to 30% for the six months ended June 30, 1997. The Company no longer combines its two business segments in computing gross profit and will calculate gross profit on the health care products segment of the business. The slightly lower gross profit margin is attributable to lower than anticipated sales.

  The Company's costs and expenses, including cost of goods sold, for the six months ended June 30, 1998 and 1997 were $10,950,000 and $11,048,000 respectively. For the six months ended June 30, 1998 as compared to the six months ended June 30, 1997, cost of goods was down $967,000 on lower sales and lower margin, salaries were up $552,000 principally due to hiring increases in healthcare services, travel and entertainment was down $193,000 due to reduced spending and other expenses were up $510,000 due to expenses related to healthcare services.

  In the Healthcare Products business total costs were $9,530,000 for the six months ended June 30, 1998 as compared with $11,030,000 for the six months ended June 30, 1997 for a decrease of $1,500,000 or 14%. The decrease was primarily related to cost of goods decrease of $1,062,000 and reductions in salary costs of $75,000, travel and entertainment of $225,000 and other cost reductions of $291,000. These reductions are principally related to the cost containment measures implemented at the end of 1997.

  The expenses from the Healthcare Services business were $1,421,000 during the six months ended June 30, 1998 as compared with $18,000 for the six months ended June 30, 1997. This increase is due to the commencement of healthcare services beginning in September of 1997 and includes salaries of $495,000 and other costs of $791,000.

  Interest income for the six months ended June 30, 1998 and 1997 were $108,000 and $320,000 respectively. The decrease is principally due to a decline in available funds for investment.

  Other income rose to $426,000 for the six months ended June 30, 1998 as compared with $279,000 for the six months ended June 30, 1997. The increase is principally related to the close down of certain businesses in the Company's restructuring and the final resolution of specific contracts within the pipeline.

Liquidity and Capital Resources

  During the six months ended June 30, 1998, decreased sales resulted in a $2,898,000 decrease in accounts receivable offset somewhat by a $922,000 decrease in accounts payable.

  The Company negotiated a revision in certain extended payment payables with a supplier to defer approximately $500,000 of payables until 1999. The Company has also reached preliminary agreement with the same supplier to extend the payment due date of any payable where the Company's customer has delayed payment to the Company.

  Inventories grew an additional $803,000 as the Company continued to expand its selling effort of certain consumable products. The Company expects this growth to continue at a moderate pace for the foreseeable future.

  During the six months ended June 30, 1998 the Company continued to offer financing arrangements to selected purchasers. The Company has continued to seek alternative funding sources for its customers and currently has received preliminary approval from the relevant Chinese Government organizations for a $15 million borrowing to be guaranteed by the U.S. Export-Import Bank. The loan, if approved, would be utilized by Chinese hospitals for the purchase of health care equipment to be exported by the Company. There can be no assurance that final approvals by the Chinese Government or the U.S. Export-Import Bank will be forthcoming.

  As a result of the Company's efforts in connection with the expansion of its Healthcare Products business and establishment and start-up of its new Healthcare Services business, the Company's use of cash grew significantly in 1997 over prior periods. During the six months ended June 30, 1998, the use of cash continued to grow, but at a reduced rate. The Company had anticipated raising additional funding early in 1998 to continue with its expansion plans at a rapid pace; however, the Asian financial crisis has created an atmosphere of uncertainty with respect to raising capital for companies operating in Asia. Nevertheless, the Company continues to explore the possibility of raising additional capital.

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


                                  U.S.-CHINA INDUSTRIAL EXCHANGE, INC.




August 14, 1998                   /S/ Lawrence Pemble
Date                              Lawrence Pemble
                                  Executive Vice President Finance and
                                  Director




August 14, 1998                   /S/ Ronald Zilkowski
Date                              Ronald Zilkowski
                                  Vice President Finance and Controller