Form 10QSB
period 1998-09-30
US CHINA INDUSTRIAL EXCHANGE INC
filed 1998-11-16
CIK 922717

UNITED STATES

          SECURITIES AND EXCHANGE COMMISSION  Washington, D.C. 20549

                               FORM 10-QSB




Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended        September 30, 1998

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

              The number of shares outstanding of each of the issuer's classes of common equity, as of November 13, 1998, was 4,772,500 shares of Common Stock and 2,000,000 of Common Stock Class B.



PART I. - FINANCIAL INFORMATION

                       U.S.-CHINA INDUSTRIAL EXCHANGE, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                 September 30,  December 31,
                                                      1998          1997
                                                  ___________   ____________
                                     ASSETS
Current assets:
Cash & cash equivalents                           $ 5,132,000   $  6,228,000
Receivables:
  Trade accounts, less allowance                    3,218,000      5,796,000
  Current portion-long term accounts                4,065,000      4,123,000
  Commissions receivable                               28,000         84,000
Inventories                                         4,825,000      2,761,000
Other current assets                                1,008,000        794,000
                                                   __________     __________

   Total current assets                            18,276,000     19,786,000

Plant, property & equipment                         3,879,000      3,824,000
Accounts receivable, long term                      1,110,000      2,092,000
Other                                                 853,000        878,000
                                                   __________     __________
   Total assets                                  $ 24,118,000    $26,580,000
                                                  ===========    ===========

                       LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses            $  8,016,000    $ 6,836,000
Accrued contract training                             864,000        924,000
Current portion-long term accounts payable          2,521,000      2,171,000
Short term loan payable                               557,000        467,000
Income taxes payable                                   25,000        208,000
Accrued restructuring                                 237,000        469,000
                                                   __________     __________

Total current liabilities                          12,220,000     11,075,000

Long term accounts payable, net                       478,000      1,270,000
                                                   __________     __________
     Total liabilities                             12,698,000     12,345,000

Shareholders' equity:
Preferred stock, $.01 par value:
  Authorized 5,000,000 shares                            --             --
Common stock, $.01 par value
  Authorized 30,000,000 shares
  (including 2,000,000 designated class B);
  Common stock - 4,772,500 shares issued
  and outstanding                                      48,000         48,000
Common stock-Class B - 2,000,000 shares
  issued and outstanding                               20,000         20,000
Additional paid in capital                         17,235,000     17,235,000
Foreign currency equity translation
  adjustment                                            2,000          2,000
Retained earnings                                  (5,885,000)    (3,070,000)
                                                   __________     __________
  Total shareholders' equity                       11,420,000     14,235,000
                                                   __________     __________
  Total Liabilities and shareholders' equity      $24,118,000    $26,580,000
                                                  ===========    ===========

                       U.S.-CHINA INDUSTRIAL EXCHANGE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                    Three months ended September 30,  Nine months ended September 30,
                                          1998              1997            1998          1997
Sales                                    $3,365,000    $6,755,000      $11,770,000  $16,010,000
Net commission income                             0       178,000           16,000      374,000
                                          _________     _________       __________    _________
Total revenue                             3,365,000     6,933,000       11,786,000   16,384,000

Costs and Expenses
  Cost of goods sold                      2,167,000     5,035,000        7,868,000   11,705,000
  Salaries and payroll taxes              1,421,000     1,275,000        3,828,000    3,130,000
  Travel and entertainment                  288,000       627,000        1,045,000    1,575,000
  Other                                     767,000     1,022,000        2,852,000    2,597,000
                                          _________     _________       __________    _________
                                         (1,278,000)   (1,026,000)      (3,807,000)  (2,623,000)

Other income and expenses
  Interest expense                          (34,000)            0          (73,000)           0
  Interest income                            98,000       119,000          206,000      417,000
  Miscellaneous income                      440,000       140,000          866,000      420,000
                                          _________     _________       __________    _________
  Total other income                        504,000       259,000          999,000      837,000

Minority Interest                           (12,000)          --           (12,000)         --

(Loss) before provision for taxes        (  786,000)     (767,000)      (2,820,000)  (1,786,000)
Benefit from income taxes                    49,000       311,000            5,000      735,000
                                          _________     _________       __________    _________
Net (loss)                              $(  737,000)   $( 456,000)    $ (2,815,000) $(1,051,000)
                                         ==========    ==========      ===========   ==========
Net (loss) per share                    $(     0.12)   $(    0.07)    $ (     0.45) $(     0.17)
                                         ==========    ==========      ===========   ==========
Weighted average shares outstanding       6,322,500     6,322,500        6,322,500    6,322,500
                                         ==========    ==========      ===========   ==========

                        U.S.-CHINA INDUSTRIAL EXCHANGE, INC.
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                    Nine months ended Sept. 30,
                                                        1998            1997
Operating activities
Net (loss)/income                                  $(2,815,000)    $(1,051,000)
Adjustments to reconcile net (loss)/income
to net cash used in operating activities:
Depreciation & amortization                            476,000         145,000
Provision for doubtful accounts                              0          15,000
Provision for deferred taxes                                 0        (504,000)
Inventory write-down                                   115,000          69,000
Sales of demo equipment                                      0          11,000
Changes in operating assets and liabilities:
     Accounts receivable                             3,618,000      (2,211,000)
     Commissions receivable                             56,000         255,000
     Inventories                                    (2,179,000)     (1,208,000)
     Other current assets                             (214,000)              0
     Other assets                                       25,000        (885,000)
     Accounts payable and accrued expenses             678,000         692,000
     Income taxes payable                             (183,000)       (425,000)
     Restructuring                                    (232,000)            --
                                                     _________       _________
Net cash (used in) operating activities               (655,000)     (5,097,000)

Investing activities
Purchase of property and equipment                    (531,000)     (1,806,000)
                                                     _________       _________
Net cash used in investing activities                 (531,000)     (1,806,000)

Financing activities
Additional costs related to issuance of
     common stock                                            0         (43,000)
Short term loan payable                                 90,000         335,000
                                                      --------       ---------
Net cash provided by financing activities               90,000         292,000

Effect of foreign exchange rate changes
on cash and cash equivalents                                 0           2,000
                                                     _________       _________

Net (decrease) in cash and cash equivalents         (1,096,000)     (6,609,000)
Cash and cash equivalents at beginning of
     period                                          6,228,000      13,374,000
                                                    __________       _________
Cash and cash equivalents at end of period         $ 5,132,000      $6,765,000
                                                    ==========      ==========


                     U.S.-CHINA INDUSTRIAL EXCHANGE, INC.
                        NOTES TO FINANCIAL STATEMENTS
                                (Unaudited)
                             September 30, 1998


Note 1.  Statement of Information Furnished
  The accompanying unaudited consolidated financial statements have been prepared in accordance with Form 10-QSB instructions and in the opinion of management contain all adjustments and normal or recurring accruals as necessary to present fairly the financial position as of September 30, 1998, the results of operations for the three month and nine month periods ended September 30, 1998 and 1997 and the cash flows for the nine months ended September 30, 1998 and 1997. These results have been determined on the basis of generally accepted accounting principles applied consistently with those used in the preparation of the Company's Form 10-KSB.
  Certain information and footnote disclosure normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that the accompanying consolidated financial statements be read in conjunction with the financial statements and notes thereto incorporated in the Company's Form 10-KSB.
  The Company reclassified its consolidated statement of operations during the second quarter of 1998. Previously reported amounts have been reclassified to conform with the current period presentation.

Note 2.  Segment Information
  The following segmental information has been provided in response to the Company's adoption of Financial Accounting Standards No. 131, 'Disclosures about Segments of an Enterprise and Related Information':

For the nine months ended September 30, 1998:

Segments           Healthcare Products     Healthcare Services

Assets                  $19,995,000            $4,123,000
                        ===========            ==========

Revenue                 $10,603,000            $1,183,000

Gross Profit              2,917,000                 n/a
Gross Profit %              28%

Expenses                  5,851,000             2,056,000
                        -----------             ---------
Loss from operations    ( 2,934,000)             (873,000)

Loss from combined operations      (3,807,000)
Other income/expense, net             999,000
Minority interest                     (12,000)
                                  -----------
Loss before tax                   ($2,820,000)
                                   ==========

  Intersegment transactions were insignificant during the nine months ended September 30, 1998. Prior year results were all principally related to healthcare products segment. All of the Company's revenue is attributable to its operations in China.

                  U.S.-CHINA INDUSTRIAL EXCHANGE, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Three months ended September 30, 1998 compared to three months ended September 30, 1997

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

  The Company's revenue (sales plus net commission income) for the three months ended September 30, 1998 decreased $3,568,000 or 51% over the three months ended September 30, 1997. Revenues from healthcare products contributed $2,826,000 or 84% of total revenues; healthcare services contributed $539,000 or 16% of total revenues.

  The Company believes that its health care products business has been negatively impacted during the three months by a variety of factors. Primarily, these include an inability of customers to make purchase commitments or open letters of credit because of new foreign exchange documentation and procedural requirements and delays in purchase commitments related to uncertainty regarding foreign exchange regulations and exchange rates. In addition, the Company's business has also been negatively impacted by significantly increased competition due to an increased focus on China by the Company's competitors and lack of financing available to the Company's customers including restrictions imposed by the Chinese government on the availability of credit from the Chinese banking system. The Company has begun to see substantial impact of the Asian economic problems in China and in particular has been impacted by new restrictions imposed by the Chinese Government on the transfer of foreign exchange outside of China (See Liquidity and Capital Resources).

  The Company's gross profit percentage on healthcare product revenue (as stated in Note 2 in the accompanying interim financial statements) for the three months ended September 30, 1998 was 26% as compared to 25% for the three months ended September 30, 1997. The Company no longer combines its two business segments in computing gross profit and will calculate gross profit on the health care products segment of its business. The slightly higher gross profit margin is attributable to reduced contract costs.

  The Company's costs and expenses, including cost of goods sold, for the three months ended September 30, 1998 and 1997 were $4,643,000 and $7,959,000 respectively. For the three months ended September 30, 1998 as compared to the three months ended September 30, 1997, cost of goods was down $2,868,000 on lower sales, salaries were up $146,000 principally due to hiring increases in healthcare services, travel and entertainment was down $339,000 due to reduced spending and other expenses were down $255,000 due to continuing implementation of cost containment measures.

  In the Healthcare Products business total costs were $4,008,000 for the three months ended September 30, 1998 as compared with $7,676,000 for the three months ended September 30, 1997 for a decrease of $3,668,000 or 48%. The decrease was primarily related to cost of goods decrease of $2,957,000 and to reductions in salary costs of $44,000, travel and entertainment of $336,000 and other cost reductions of $331,000. These reductions are principally related to the cost containment measures implemented at the end of 1997.

  The expenses from the Healthcare Services business were $635,000 during the three months ended September 30, 1998 as compared with $283,000 for the three months ended September 30, 1997. This increase is due to the commencement of healthcare services beginning in September of 1997 and includes salaries of $272,000 and other costs of $363,000.

  Interest income for the three months ended September 30, 1998 and 1997 were $98,000 and $119,000 respectively. The decrease is principally due to a decline in available funds for investment.

  Other income rose to $440,000 for the three months ended September 30, 1998 as compared with $140,000 for the three months ended September 30, 1997. The increase is principally related to the close down of certain businesses in the Company's restructuring and the final resolution of specific contracts within the pipeline.

Nine months ended September 30, 1998 compared to nine months ended September 30, 1997

  The Company's revenue (sales plus net commission income) for the nine months ended September 30, 1998 decreased $4,598,000 or 28% over the nine months ended September 30, 1997. Revenues from healthcare products contributed $10,603,000 or 90% of total revenues; healthcare services contributed $1,183,000 or 10% of total revenues.

  The Company believes that its health care products business has been negatively impacted during the three months by a variety of factors. Primarily, these include an inability of customers to make purchase commitments or open letters of credit because of new foreign exchange documentation and procedural requirements and delays in purchase commitments related to uncertainty regarding foreign exchange regulations and exchange rates. In addition, the Company's business has also been negatively impacted by significantly increased competition due to an increased focus on China by the Company's competitors and lack of financing available to the Company's customers including restrictions imposed by the Chinese government on the availability of credit from the Chinese banking system. The Company has begun to see substantial impact of the Asian economic problems in China and in particular has been impacted by new restrictions imposed by the Chinese Government on the transfer of foreign exchange outside of China (See Liquidity and Capital Resources).

  The Company's gross profit percentage on healthcare product revenue (as stated in Note 2 in the accompanying interim financial statements) for the nine months ended September 30, 1998 was 28% as compared to 27% for the nine months ended September 30, 1997. The Company no longer combines its two business segments in computing gross profit and will calculate gross profit on the health care products segment of the business. The slightly higher gross profit margin is attributable to lower contract costs.

  The Company's costs and expenses, including cost of goods sold, for the nine months ended September 30, 1998 and 1997 were $15,593,000 and $19,007,000 respectively. For the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997, cost of goods were down $3,837,000 on lower sales, salaries were up $698,000 principally due to hiring increases in healthcare services, travel and entertainment was down $530,000 due to reduced spending and other expenses were up $255,000 due to expenses related to healthcare services.

  In the Healthcare Products business total costs were $13,537,000 for the nine months ended September 30, 1998 as compared with $18,706,000 for the nine months ended September 30, 1997 for a decrease of $5,169,000 or 28%. The decrease was primarily related to cost of goods decrease of $4,019,000, increase in salary costs of $31,000 and decreases in travel and entertainment of $559,000 and other costs of $622,000. The reductions are principally related to the cost containment measures implemented at the end of 1997.

  The expenses from the Healthcare Services business were $2,056,000 during the nine months ended September 30, 1998 as compared with $301,000 for the nine months ended September 30, 1997. This increase is due to the commencement of healthcare services beginning in September of 1997 and includes salaries of $767,000 and other costs of $1,289,000.

  Interest income for the nine months ended September 30, 1998 and 1997 were $206,000 and $417,000 respectively. The decrease is principally due to a decline in available funds for investment.

  Other income rose to $866,000 for the nine months ended September 30, 1998 as compared with $420,000 for the nine months ended September 30, 1997. The increase is principally related to the close down of certain businesses in the Company's restructuring and the final resolution of specific contracts within the pipeline.

Liquidity and Capital Resources

  In the third quarter, the Chinese Government introduced new foreign exchange regulations which have severely limited the Company's ability to repatriate foreign exchange from China related to prior receivables and slowed the implementation of payment procedures (such as opening of letters of credit) on existing contracts. New contracts which the Company has entered into since September 1, are not likely to be affected by these regulations and receipt of foreign exchange with respect to these are not expected to present difficulties. However, for pre-September contracts the new regulations are impacting the Company's receipt of cash from China in connection with receivables for goods previously shipped as well as in connection with initial payments on existing contracts. China's State Administration of Foreign Exchange (SAFE) issued a circular effective September 1 which increases both documentation and procedures for the processing and release of foreign exchange payments. Most Chinese importers to which the Company has sold goods have said that they are unable to produce the documents now required for foreign remittances. This problem has impacted on all companies which sell goods to China. The Company has been working with the U.S. Government, other similarly situated foreign companies and with the Chinese government to solve this problem. In the meantime, the Company has advised its suppliers that cash flow from China for previously sold goods has slowed significantly and has requested that its suppliers restructure the Company's payables in light of the cash flow difficulties caused by these regulations. The Company is negotiating with its principal suppliers a restructuring of the Company's payables. In some cases the restructuring involves the extension of the due dates on invoices, in other cases the restructuring provides specifically that invoices related to pre-September 1, 1998, shipments are to be paid by the Company from the proceeds of the pending Export-Import Bank transaction (which the Company expects to be received in January of 1999). This transaction, involving a loan from the USA office of ABN AMRO Bank, N.V., and guaranteed by the U.S. Export-Import Bank ("EXIM"), for use by China's Ministry of Health in purchasing $14.1 million in equipment from the Company, is awaiting approval at Export-Import Bank. There can be no assurance that the transaction will not be delayed or even that all final approvals by the Chinese Government or the U.S. Export-Import Bank will be forthcoming.

  During the nine months ended September 30, 1998, decreased sales resulted in a $3,618,000 decrease in accounts receivable, however, accounts payable increase of $678,000 is related to increased inventories in advance of the pending EXIM transaction.

  The Company negotiated a revision in certain extended payment payables with a supplier to defer approximately $500,000 of payables through mid 1999. The Company has also reached preliminary agreement with the same supplier to extend the due date of any payable where the Company's customer has delayed payment to the Company and entered into a security agreement with that supplier.

  Inventories grew $2,179,000 as the Company continued to expand its selling effort of certain consumable products and product purchases in advance of the pending EXIM transaction.

  As a result of the Company's efforts in connection with the expansion of its Healthcare Products business and establishment and start-up of its new Healthcare Services business, the Company's use of cash grew significantly in 1997 over prior periods. During the nine months ended September 30, 1998, the use of cash continued, but at a reduced rate. The Company had anticipated raising additional funding early in 1998 to continue its expansion plans at a rapid pace; however, the Asian financial crisis has created an atmosphere of uncertainty with respect to raising capital for companies operating in Asia. Nevertheless, the Company continues to explore the possibility of raising additional capital.

  As a result of these factors, in order to reduce the rate of cash depletion and in an effort to bring operating expenses in line with current and projected revenues, the Company undertook a restructuring charge of $1,500,000 at the end of 1997 and increased its cost controls in order to reduce operating expenses. Assuming timely completion of the EXIM transaction, the Company believes that its cash and cash equivalents as well as cash flow from operations is sufficient to maintain its current and planned operations under the restructured program for approximately the next eight months. The Company is continuing to consider various financing alternatives as well as additional cost reduction measures to satisfy its future capital requirements and bring operating costs in line with anticipated revenues.

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

  The Company began an assessment of the implications of the Year 2000 during late 1997. At September 30, 1998, the process of evaluating the Company's services, products and internal systems was still underway and is to be completed in 1998. At this time, the actual impact of Year 2000 compliance on the Company's future results of operations, capital spending, and business operations is not known, but is not expected to be material.

  The Company's analysis will address issues related to its suppliers as well as issues related to its own internal systems as well as that of its subsidiary hospital and distribution operations. As a distributor of high-technology medical equipment and a provider of healthcare sarvices, the Company needs to be assured that it has all relevant information from its suppliers with respect to Year 2000 implications of the equipment which the Company sells or utilizes. Some units previously sold by the Company or currently in use by the Company's hospital and distribution operations may need retrofit in the field. In addition, the Company may incur expense to train its service engineers to repair certain specific software or other problems with respect to this equipment. There may also be some minor additional expense related to transportation to end-user sites in China, but, based on analysis to date, the principal expense of retrofitting equipment with new components is likely to be absorbed by the original equipment manufacturer. The process of evaluating the Year 2000 issues related to the equipment which the Company sells is ongoing.

  With the exception of historical information, the matters discussed or incorporated by reference in this Report on Form 10-KSB and 10-KSB/A and, if any, in the Company's 1997 Annual Report to Shareholders are forward-looking statements that involve risks and uncertainties. These forward-looking statements include, but are not limited to, statements about the Company's (i) performance goals, (ii) future revenues and earnings, (iii) markets and (iv) proposed new operations. Actual results could differ materially from such forward-looking statements because of, among other things, the following factors: developments relating to conducting business in China (including political, economic, regulatory and legal matters), the timing of the Company's revenues, risks relating to commencement and early operation of healthcare services, dependence on certain suppliers, and extension of credit terms.


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


                                  U.S.-CHINA INDUSTRIAL EXCHANGE, INC.




November 13, 1998                 /S/ Lawrence Pemble
Date                              Lawrence Pemble
                                  Executive Vice President Finance and
                                  Director




November 13, 1998                 /S/ Ronald Zilkowski
Date                              Ronald Zilkowski
                                  Vice President Finance and Controller