Form 10KSB
period 1998-12-31
US CHINA INDUSTRIAL EXCHANGE INC
filed 1999-03-31
CIK 922717

FORM 10-KSB
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 1998

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

The issuer's revenue for its most recent fiscal year was $21,610,000.

The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, the average bid and asked prices of such stock, as of March 26, 1999 was approximately $2,072,000

The number of shares outstanding of each of the issuer's class of common equity, as of March 26, 1999, was 596,563 shares of Common Stock and 250,000 shares of Class B Common Stock.

Documents Incorporated by Reference:  Part III:  Proxy Statement

PART I
Item 1.  Business

General

     The Company, founded in 1981, is a leading American company in the healthcare sectors of the Chinese marketplace, including Hong Kong and Macau. The Company provides United States, European and other manufacturers of health care products with access to the Chinese marketplace and offers a wide range of marketing, sales and technical services for its products. The Company conducts its marketing and sales and provides its services exclusively to buyers located in China, Hong Kong and Macau. The Company principally serves as the exclusive sales representative for several major manufacturers of high-technology diagnostic medical equipment and consumable medical supplies. The Company also sells certain health care products on a non-exclusive basis. The Company's national sales and technical support staff operates from its office in Beijing and regional offices in Shanghai, Guangzhou, Tianjin and Hong Kong. The Company also provides health care services through the operation of a private hospital in Beijing, China.

     During 1998, the Company continued its business of selling Western products to the China market and providing health services through the operation of its hospital, Beijing United Family Hospital. The hospital provides Western style primary care health services including a family practice clinic, obstetrics, gynecology, birthing services and executive health care. In 1998, the Hospital received the first major expansion of its operating license granting permission to open a dental clinic in a separate building on the Hospital campus. In 1998 the Company continued to expand its offerings in the area of consumable health care products.

     In order to concentrate and consolidate its efforts and eliminate unprofitable and low growth product areas the Company undertook a significant restructuring of its operations in 1997. During 1997 and 1998 the Company phased out its sale of construction, mining and other industrial machinery and scientific research instrumentation, as well as some less profitable medical equipment lines. The Company now is concentrating its efforts on the health care sector, including both sales of medical equipment and consumables and provision of health services.

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

    In addition, the Company has aggressively pursued obtaining government supported financing for its customers. In 1998, the Company concluded arrangements on a $14 million financing program for the purchase of the Company's equipment by China's Ministry of Public Health, with the goods now scheduled to be shipped in 1999. The loan is guaranteed by the Export-Import Bank of the United States ("EXIM"). The Company is working with the Chinese and U.S. governments toward making this type of financing an ongoing annual program.

     In 1998, the Company's subsidiary in Hong Kong, Chindex Hong Kong Limited, continued its business in the sale of medical products into the Hong Kong market. This subsidiary initially focused on the sale of Acuson ultrasound machines to end-users in Hong Kong but had begun to sell medical consumable products in Hong Kong as well. Chindex Hong Kong Limited currently has five employees.

     In 1998, the Company's wholly foreign-owned subsidiary, Chindex Holdings International Trade (Tianjin) Ltd., established in 1995, which is registered in the special economic Tianjin Free Trade Zone, continued its planned expansion in the import, warehousing and distribution of products. This subsidiary supplies certain medical products and consumables directly to hospitals in China for domestic currency and is serving as a platform for the Company's growing distribution activities. In addition, in 1998, the Company established a second wholly foreign-owned subsidiary in Shanghai, Chindex Shanghai International Trading Co., Ltd. (Chindex Shanghai), which now serves as a major distribution facility for consumable products.

    In 1998, the Company's distribution activities, involving both the sale of medical and health care consumable products and off-the-shelf medical equipment, as well as the provision of logistical services to other companies, continued to expand. The Company has established a dedicated team of sales professionals located in Beijing, Shanghai, Guangzhou and Hong Kong. Sales of products by this team in mainland China are denominated in local currency, the Renminbi, via a network of value-added sub-distributors who cover city-based territories. For the most part, the Company requires payment in advance for the consumable products it sells. The Company has established such sub-distributor relationships nationwide. The Company's distribution activities involve sales to hospitals as well as to retail pharmacies. The sale of branded healthcare and health-related consumer products to China's growing retail pharmacy sector commenced in 1998.

     Due to the regulatory restrictions on the importation and distribution of foreign produced pharmaceuticals, in 1998 the Company discontinued most of its efforts involving the distribution of pharmaceutical products in China. The Company has continued to distribute a contrast agent used in diagnostic ultrasound studies but has phased out of other pharmaceutical products. The Company determined to evaluate opportunities in this sector at a later time when the Chinese regulatory regime allows greater flexibility on the importation and marketing of these products.

     In 1995, the Company began work on bringing much needed western standard health care services to specific, targeted segments of China by establishing the Beijing United Family Hospital (Beijing United) a 90/10 joint venture between the Company and the Chinese Academy of Medical Sciences Union Medical & Pharmaceutical General Corporation (Chinese Academy of Medical Sciences). Beijing United opened for outpatient services in September of 1997 and opened for inpatient services in March of 1998. Since March of 1998, Beijing United has been providing the expatriate business and diplomatic community in Beijing, as well as the growing affluent segment of the local population, with complete western standard primary care hospital services including family practice, obstetrics, gynecology, neonatology and men's health. The facility treats both medical and surgical outpatients and in-patients. The Company will consider establishing a series of similar hospitals in other major metropolitan centers in China over the next several years and has undertaken the initial evaluation and planning process for that undertaking. The Company also has plans to establish satellite clinics which will serve as referral sites for the hospital as well as draw upon the resources of the hospital for treating patients. The first of these, a dental clinic on the Hospital grounds, opened for business in early 1999.

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

Marketing

     China, with more than one billion people, contains approximately one-fifth of the world's population. It is the third largest economy in the world according to the International Monetary Fund's (IMF) calculation methods for Gross Domestic Product (GDP). Using the IMF's Purchasing Power Parity method of calculation, China's GDP is over $3 trillion, behind only the United States and Japan. China has expanding trade relations with the United States and, according to the World Bank is now the tenth largest trading nation in the world. Since 1992 disposable income per capita in China has more than doubled nationally, with urban income growth levels exceeding even these increases. The Company believes that there exists a substantial and expanding market for its products in the China marketplace and the further integration of the Chinese foreign trade system into the established global economy through its application to the World Trade Organization and other initiatives to further open the Chinese economy to foreign participation will further enhance the market for the Company's products.

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

    Events in Asia impacted on the Company in 1998 and could further impact the Company in 1999. There are aspects of the Asian economic situation which impacted on China and thus on the Company's business. Although Chinese leaders have consistently denied any plan to have a currency devaluation during 1999, such a devaluation, if it happened, could serve to make the products which the Company sells in China more expensive. Other impacts could include decreased funds available to Chinese end users as a result of a general economic slowdown and increased competition from other American and European companies attempting to deal with the declining markets for their products in other Asian countries by increasing efforts in China.

Manufacturers and Products

     Acuson Corporation (Acuson), which manufactures only ultrasound imaging devices, is the Company's largest supplier. Sales by the Company of Acuson products represented the largest component of total revenues during 1998 and 1997. The Company has an exclusive distribution agreement for China and Hong Kong with Acuson.

     Other medical products which the Company sells in China include machines and consumables manufactured by Johnson & Johnson Ortho Clinical Diagnostics that utilize "dry slide" clinical chemistry technology, products manufactured by Stryker Leibinger GmbH, a leading German manufacturer of radiosurgical treatment planning and stereotactic systems, medical laboratory analysis equipment manufactured by Nova Biomedical, Inc., sterilizers and other medical equipment such as special lights and tables for operating rooms manufactured by Steris Corporation, bone densitometry systems manufactured by Lunar Corporation, the Heart Laser System, an innovative cardiosurgical technology manufactured by PLC Medical Systems, and angiographic x-ray positioning equipment and interventional x-ray imaging laboratories manufactured by the XRE Division of Trex Medical Corporation.

     During 1998, the Company initiated marketing of the products of several new medical manufacturers. Two of these, PLC Medical Systems and the XRE Division of Trex Medical Corporation are noted above. In addition, the Company began marketing health-oriented cosmetics and skin care products manufactured by L'Oreal. In addition, the Company began to serve other companies through the provision of logistical services. In late 1998, Chindex began offering custom logistics services on a third party basis to principals who wish to manage their own sales and marketing channels but need assistance with physical distribution and financial management of their businesses in China. Among these are Davis & Geck, a premier manufacturer of advanced surgical suture products and Pari GmbH, a German manufacturer of nebulizers.

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

     In the sales and distribution of off-the-shelf medical products and consumables, the Company's sales, marketing and logistical distribution networks also compete with similar distribution operations of other independent distributors, both foreign and Chinese, joint ventures and foreign manufacturers. In addition, the products themselves supplied by the Company to the China market compete with similar products of foreign, joint venture and domestic manufacturers.

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

     Two of the Company's subsidiaries, Chindex Holdings International Trade (Tianjin) Ltd., and Chindex Shanghai International Trading Co., Ltd., sell goods and receive payment in local Chinese currency and use the currency to pay for local expenses. Payments are generally required to be made in advance for consumable products. The Company recognizes that any devaluation in the local currency may have a negative impact on the results of operations but does not believe any loss would be significant.

     At the present time, the Company has no direct competition for its hospital, Beijing United Family Hospital, in catering to the expatriate and diplomatic market. One other Western owned hospital venture has been approved and is under construction but has not yet opened.

Employees

     At December 31, 1998, the Company had 285 full-time salaried employees, 249 of whom are in China and Hong Kong. Of the full-time personnel in China and Hong Kong, 21 are expatriates and 228 are Chinese or third country nationals. Of the Company's non-USA based employees, 118 are employed at Beijing United Family Hospital, and of the remainder, 61 are considered administrative personnel, 23 are engineering personnel, and 68 are considered sales personnel. No employee of the Company currently is represented by a labor union. Management considers its employee relations to be good.

Forward-Looking Statements

     With the exception of historical information, the matters discussed or incorporated by reference in this Report on Form 10-KSB and, if any, in the Company's 1998 Annual Report to Stockholders are forward-looking statements that involve risks and uncertainties. These forward-looking statements include, but are not limited to, statements about the Company's (i) performance goals, (ii) future revenues and earnings, (iii) markets and (iv) proposed new operations. Actual results could differ materially from such forward-looking statements because of, among other things, the following factors: developments relating to conducting business in China (including political, economic and legal matters), the timing of the Company's revenues, risks relating to commencement and early operation of healthcare services, dependence on certain suppliers, and extension of credit terms.

Item 2.     Facilities

     The Company's representative headquarters in China are located at a 12,000 square foot facility in Beijing pursuant to a lease expiring June 30, 2001. The Company also leases regional offices in the Chinese cities of Shanghai, Guangzhou and Tianjin comprised of approximately 2,400, 810 and 700 square feet, respectively, each lease expiring annually, and also leases a warehouse and office space in the Waigaoqiao Free Trade Zone in Shanghai. The Company's executive and administrative offices are located in Bethesda, Maryland, which provides access to nearby Washington, D.C. The lease for the Bethesda office, which consists of approximately 3,800 square feet, expires on July 31, 2001.

     On November 8, 1995, the Company entered into a lease of a four story building of approximately 43,500 square feet in Beijing. On November 26, 1996 this lease was extended to 15 years, expiring on December 24, 2010. On May 10, 1998, the Hospital entered into a five year lease for rental of the Gatehouse building (now housing the dental clinic). This lease provides for a combination of an initial five year lease and a ten year extension. The Company renovated the first two floors of the main building for the Beijing United Family Hospital, a family health center with birthing, pediatric and family medicine capabilities. The Hospital is a joint venture formed by the Company and the Chinese Academy of Medical Sciences. The Company has subleased the remaining two floors. The sublease initially was scheduled to expire on January 31, 1999, but the tenant and the Company negotiated an extension of the sublease which continues until July 31, 2000, with an option for the subleasee to extend for an additional one year beyond that.

     On September 30, 1998, Chindex Hong Kong Limited entered into a one year lease for space in the same building where the Company office has been located. This lease replaced the previous lease entered into in 1997.

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

Item 4.    Submission of Matters to a Vote of Security Holders

		None


PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters

     The Company's Units (one Common Stock, one Class A Warrant and one Class B Warrant), Common Stock, Class A Warrants and Class B Warrants have been listed on the National Association of Securities Dealers Automated Quotation Market ("Nasdaq") under the symbols CHDXU, CHDX, CHDXW, CHDXZ, respectively. Effective February 26, 1999, the Company implemented a one-for-eight reverse stock split in respect of all the issued and outstanding Common Stock, as well as the Units, Class A Warrants and Class B Warrants. The reverse stock split was approved by the Company's stockholders at a special meeting on December 30, 1998. The reverse split was intended to increase the per share price of the Common Stock towards maintaining listing on Nasdaq. As of the effective date of the reverse stock split, stockholders own one-eighth the number of shares of Common Stock previously held. In addition, each eight of the Company's Class A Warrants, each eight of the Company's Class B Warrants and each eight of the Company's Units was reverse split into one stock, warrant or unit, as the case may be. As a result of the reverse stock split, each of the Company's Units is now comprised of a Class A Warrant, one Class B Warrant and one Common Stock. The following table shows the high and low Common Stock bid quotations in the over-the-counter market, as quoted my Nasdaq, adjusted to reflect the reverse stock split. Such quotations reflect interdealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

          Quarter Ended                      High Bid         Low Bid

          March 31, 1997                      44.000           25.000
          June 30, 1997                       38.000           16.000
          September 30, 1997                  40.000           28.000
          December 31, 1997                   42.000           10.000

          March 31, 1998                      23.504            8.000
          June 30, 1998                       18.504           11.000
          September 30, 1998                  14.248            4.504
          December 31, 1998                    6.504            1.504


     The Company's Common Stock is listed on The Nasdaq National Market.

     As of March 26, 1999, there were 4 record holders and there are estimated to be approximately 1000 beneficial owners of the Company's Common Stock, and three owners of the Company's Class B Common Stock.

    The Company has not paid any cash dividends on its Common Stock since inception, and it does not anticipate paying any cash dividends in the foreseeable future. The Company expects to retain earnings for use in its business.



Item 6.  Management's Discussion and Analysis or Plan of Operation

Results of Operations

Fiscal year 1998 compared to 1997

     The Company's revenues related to product sales are derived in two ways: net sales by the Company for its own account and net commission income consisting of commissions on sales made by manufacturers that are represented by the Company. The Company often elects the form of each transaction based on the circumstances of the transaction, including the nature of the products and parties involved. Consequently, the Company does not believe that the changes over the periods in the mix comprising total gross profit on sales and net commission income necessarily reflect any trends.

  The Company's revenue (sales plus net commission income) for the year ended December 31, 1998 decreased $2,772,000 or 11% from the year ended December 31, 1997. Revenues from healthcare products contributed $19,750,000 or 91% of total revenues; healthcare services contributed $1,860,000 or 9% of total revenues.

  The Company believes that its health care products business has been negatively impacted during 1998 by a variety of factors. Primarily, these include an inability of customers to make purchase commitments or open letters of credit because of new foreign exchange documentation and procedural requirements and delays in purchase commitments related to uncertainty regarding foreign exchange regulations and exchange rates. In addition, the Company's business has also been negatively impacted by significantly increased competition due to an increased focus on China by the Company's competitors and lack of financing available to the Company's customers including restrictions imposed by the Chinese government on the availability of credit from the Chinese banking system. The Company began to see substantial impact of the Asian economic problems in China and in particular has been impacted by new restrictions imposed by the Chinese Government on the transfer of foreign exchange outside of China (See Liquidity and Capital Resources). Finally, the Company had anticipated shipping the goods purchased pursuant to the EXIM guaranteed loan in 1998 but administrative delays resulted in shipment being delayed until 1999.

  The Company's gross profit percentage on healthcare product revenue (as stated in Note 12 in the accompanying interim financial statements) for the year ended December 31, 1998 was 29% as compared to 27% for the year ended December 31, 1997. The slightly higher gross profit margin is attributable to lower contract costs. The Company no longer combines its two business segments in computing gross profit and does not calculate gross profit precentage for the healthcare services segment as the costs associated with that segment do not lend themselves to such measures and industry standards follow this approach.

  The Company's costs and expenses, including cost of goods sold, for the year ended December 31, 1998 and 1997 were $25,223,000 and $30,079,000 respectively. For the year ended December 31, 1998 as compared to the year ended December 31, 1997, cost of goods were down $3,114,000 on lower sales, salaries were up $800,000 principally due to hiring increases in healthcare services, travel and entertainment was down $719,000 due to reduced spending and other expenses were down $351,000 due to cost controls implemented by the Company during 1998.

  In the Healthcare Products business total costs were $22,277,000 for the year ended December 31, 1998 as compared with $29,449,000 for the year ended December 31, 1997 for a decrease of $7,172,000 or 24%. The decrease was primarily related to cost of goods decrease of $3,363,000, decrease in salary costs of $33,000 and decreases in travel and entertainment of $734,000 and other costs of $1,638,000. The reductions are principally related to the cost containment measures implemented at the end of 1997.

  The expenses from the Healthcare Services business were $2,946,000 during the year ended December 31, 1998 as compared with $630,000 for the year ended December 31, 1997. This increase is due to an additional nine months of expenses since healthcare services did not commence operations until September of 1997 and includes salary increases of $767,000 and other costs of $1,535,000.

  Interest income for the year ended December 31, 1998 and 1997 was $127,000 and $417,000 respectively. The decrease is principally due to a decline in available funds for investment.

  Other income rose to $1,516,000 for the year ended December 31, 1998 as compared with $574,000 for the year ended December 31, 1997. The increase is principally due to income of $701,000 from final contracts associated with the phase out of all non-healthcare related product areas. If the Company had maintained these products it would have recognized $2,575,000 in revenue and $1,874,000 in related cost of goods.

Liquidity and Capital Resources

  In the third quarter, the Chinese Government introduced new foreign exchange regulations which have severely limited the Company's ability to repatriate foreign exchange from China related to prior receivables and slowed the implementation of payment procedures (such as opening of letters of credit) on existing contracts. New contracts which the Company has entered into since September 1, are not likely to be affected by these regulations and receipt of foreign exchange with respect to these are not expected to present difficulties. However, for pre-September contracts the new regulations are impacting the Company's receipt of U.S. dollars from China pursuant to the contractual terms of the transactions in connection with receivables for goods previously shipped. China's State Administration of Foreign Exchange ("SAFE") issued a circular effective September 1 which increases both documentation and procedures for the processing and release of foreign exchange payments. Most Chinese importers to which the Company has sold goods have said that they are unable to produce the documents now required for foreign remittances. This problem has impacted all companies which sell goods to China. The Company has been working with the U.S. Government, other similarly situated foreign companies and with the Chinese government to solve this problem. In meetings with Chinese government officials on these issues, the Company was advised that it should arrange to accept local currency payments for some of the outstanding amounts and the Company has done this. The Company advised its suppliers that cash flow from China for previously sold goods had slowed significantly and requested that its suppliers restructure the Company's payables in light of the cash flow difficulties caused by these regulations. The Company successfully negotiated with its principal suppliers a restructuring of the Company's payables. In some cases the restructuring involves the extension of the due dates on invoices, in other cases the restructuring provided specifically that invoices related to pre-September 1, 1998, shipments are to be paid by the Company from the proceeds of the pending Export-Import Bank transaction (which the Company expects to be received in April or May of 1999). This transaction, involving a loan from the USA office of ABN AMRO Bank, N.V., and guaranteed by the U.S. Export-Import Bank ("EXIM"), for use by China's Ministry of Health in purchasing $14 million in equipment from the Company, has been approved by the Export-Import Bank, the operational memorandum with respect to the loan has been issued and the letter of credit has been opened. The Company recognized revenue totaling $2.2 million related to this transaction in 1998 as certain goods sold were shipped prior to year-end and anticipates recognizing the remaining $11.0 million of revenue in 1999.

  During the year ended December 31, 1998, the introduction of the SAFE regulations resulted in a $602,000 increase in accounts receivable, despite a sales decline.

  During the year ended December 31, 1998 accounts payable increased $5,157,000 and is related to increased inventories in advance of the pending EXIM transaction and negotiated delay in payments due to new SAFE regulations.

  The Company negotiated a revision in certain extended payment payables with a supplier to defer approximately $500,000 of payables through mid 1999. The Company has also reached preliminary agreement with the same supplier to extend the due date of any payable where the Company's customer has delayed payment to the Company and entered into a security agreement with that supplier.

  Inventories grew $3,135,000 as the Company increased inventories in advance of the pending EXIM transaction and continued to expand its selling effort of certain consumable products and product purchases in advance of the pending EXIM transaction.

  As a result of the Company's efforts in connection with the expansion of its Healthcare Products business and establishment and start-up of its new Healthcare Services business, the Company's use of cash grew significantly in 1997 over prior periods. During the year ended December 31, 1998, the use of cash continued, but at a reduced rate. The Company had anticipated raising additional funding early in 1998 to continue its expansion plans at a rapid pace; however, the Asian financial crisis has created an atmosphere of uncertainty with respect to raising capital for companies operating in Asia. Nevertheless, the Company continues to explore the possibility of raising additional capital.

  As a result of these factors, in order to reduce the rate of cash depletion and in an effort to bring operating expenses in line with current and projected revenues, the Company undertook a restructuring charge of $1,500,000 at the end of 1997 and increased its cost controls in order to reduce operating expenses. Assuming timely completion of sales related to the EXIM transaction, the Company believes that its cash and cash equivalents as well as cash flow from operations is sufficient to maintain its current and planned operations. The Company is continuing to consider various financing alternatives as well as additional cost reduction measures to satisfy its future capital requirements and bring operating costs in line with anticipated revenues.

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

  The Company began an assessment of the implications of the Year 2000 during late 1997. At December 31, 1998, the process of evaluating the Company's services, products, internal systems and backup plan was still underway and is to be completed in 1999. At this time, the actual impact of Year 2000 compliance on the Company's future results of operations, capital spending, and business operations is not known, but is not expected to be material.

  The Company's analysis will address issues related to its suppliers as well as issues related to its own internal systems as well as that of its subsidiary hospital and distribution operations. As a distributor of high-technology medical equipment and a provider of healthcare services, the Company needs to be assured that it has all relevant information from its suppliers with respect to Year 2000 implications of the equipment which the Company sells or utilizes. Some units previously sold by the Company or currently in use by the Company's hospital and distribution operations may need retrofit in the field. In addition, the Company may incur expense to train its service engineers to repair certain specific software or other problems with respect to this equipment. There may also be some minor additional expense related to transportation to end-user sites in China, but, based on analysis to date, the principal expense of retrofitting equipment with new components is likely to be absorbed by the original equipment manufacturer. The process of evaluating the Year 2000 issues related to the equipment which the Company sells is ongoing.

  With the exception of historical information, the matters discussed or incorporated by reference in this Report on Form 10-KSB and 10-KSB/A and, if any, in the Company's 1998 Annual Report to Stockholders are forward-looking statements that involve risks and uncertainties. These forward-looking statements include, but are not limited to, statements about the Company's (i) performance goals, (ii) future revenues and earnings, (iii) markets and (iv) proposed new operations. Actual results could differ materially from such forward-looking statements because of, among other things, the following factors: developments relating to conducting business in China (including political, economic, regulatory and legal matters), the timing of the Company's revenues, risks relating to commencement and early operation of healthcare services, dependence on certain suppliers, and extension of credit terms.

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

  The Company's cash flow is impacted by various issues related to the Company growth program of granting extended payment terms to customers. (Please refer to accounts receivable and accounts payable discussions under Liquidity and Capital Resources).

  In addition, the short-term cash flow implications on the Company were also minimized by obtaining reciprocal payment terms from the Company's suppliers. There can be no assurance, however, that the Company's suppliers will continue to so participate in the future, which would have a negative impact on the Company's short-term cash flow.

Foreign Currency Exchange and Impact of Inflation

  The results of operations of the Company for the periods discussed have not been significantly affected by inflation or foreign currency fluctuation. To date, substantially all of the Company's purchases and sales have been made in U.S. dollars. Thus, the Company has not had extensive foreign currency risk. However, changes in the valuation of the Chinese Renminbi or Hong Kong Dollar may have an impact on the Company's results of operations in the future. The Company's subsidiaries, Chindex Tianjin, Chindex Shanghai and Beijing United, sell products and services in Renminbi. In addition, due to the SAFE regulations discussed above, the Company has begun collecting certain accounts receivable attributable to healthcare product sales in Renminbi which historically and pursuant to the terms of the initial sales contracts were denominated in U.S. dollars. However, the Company has not experienced significant gains or losses on these collections and has been able to utilize local currency collected for local costs incurred. The Renminbi is not a freely convertible currency and accordingly exchange risks cannot be hedged.

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


Item 7.   Consolidated Financial Statements

          The consolidated financial statements are shown after this page numbered as follows:

                                                                   Pages
          Report of Ernst & Young LLP, Independent Auditors         F-1

          Consolidated financial statements
             Consolidated Balance Sheets                            F-2
             Consolidated Statements of Operations                  F-3
             Consolidated Statements of Cash Flows                  F-4
             Consolidated Statements of Stockholders' Equity        F-5
             Notes 1 - 13 to the Consolidated Financial Statements follow

                Report of Ernst & Young LLP, Independent Auditors


The Board Of Directors and Stockholders
U.S.-China Industrial Exchange, Inc.

We have audited the accompanying consolidated balance sheets of U.S.-China Industrial Exchange, Inc. as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of U.S.-China Industrial Exchange, Inc. at December 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.




                                           /s/ Ernst & Young, LLP

Vienna, Virginia
March 12, 1999

                      U.S.-CHINA INDUSTRIAL EXCHANGE, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                   DECEMBER 31,    DECEMBER 31,
                                                       1997            1998
                                                  ------------     -------------
                                    ASSETS
Current assets:
  Cash & cash equivalents........................  $  6,228,000     $ 4,723,000
  Receivables:
    Trade accounts, less allowance for doubtful
    accounts of $604,000(1997 and 1998)               5,796,000       7,916,000
    Current portion -- long term trade accounts..     4,123,000       4,146,000
    Commissions receivable.......................        84,000          37,000
  Inventories....................................     2,761,000       5,771,000
  Other current assets...........................       794,000         697,000
                                                   ------------    -------------
       Total current assets......................    19,786,000      23,290,000
  Property & equipment, net .....................     3,824,000       3,914,000
  Trade accounts receivable, long term...........     2,092,000         551,000
  Other..........................................       878,000         798,000
                                                   ------------    -------------
       Total assets..............................  $ 26,580,000     $28,553,000
                                                   ============    =============


                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses..........  $  6,836,000     $12,086,000
  Accrued contract training......................       924,000       1,101,000
  Current portion-long term accounts payable, net     2,171,000       2,841,000
  Short term loan payable .......................       467,000            --
  Income taxes payable...........................       208,000          57,000
  Accrued restructuring..........................       469,000            --
                                                   ------------    -------------
       Total current liabilities.................    11,075,000      16,085,000
  Long term accounts payable, net................     1,270,000         272,000
                                                   ------------    -------------
       Total liabilities.........................    12,345,000      16,357,000

Stockholders' equity:
  Preferred stock, $.01 par value: Authorized --
    5,000,000, none issued
  Common stock, $.01 par value
    Authorized -- 30,000,000 (including
    2,000,000 designated Class B);
    Common stock -- 596,563 issued and
    outstanding in each year....................          6,000           6,000
    Class B stock -- 250,000 issued and
    outstanding in each year....................          3,000           3,000
  Additional capital............................     17,294,000      17,294,000
  Foreign currency equity translation adjustment          2,000           2,000
  Retained earnings (deficit)...................     (3,070,000)     (5,109,000)
                                                   ------------    -------------
    Total stockholders' equity..................     14,235,000      12,196,000
                                                   ------------    -------------
    Total liabilities and stockholders' equity..   $ 26,580,000     $28,553,000
                                                   ============    =============

                            See accompanying notes

                      U.S.-CHINA INDUSTRIAL EXCHANGE, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                      YEAR ENDED DECEMBER 31,
                                                -------------------------------
                                                       1997            1998
                                                   -----------     ------------


Net sales.......................................   $23,849,000      $21,563,000
Net commission income...........................       532,000           47,000
                                                   -----------      -----------
Total revenue...................................    24,381,000       21,610,000

Cost and Expenses
 Cost of goods sold.............................    17,487,000       14,373,000
 Salaries and payroll taxes.....................     4,726,000        5,526,000
 Travel and entertainment.......................     2,214,000        1,495,000
 Other..........................................     4,180,000        3,829,000
 Restructuring..................................     1,472,000            --
                                                   -----------      -----------
                                                    (5,698,000)      (3,613,000)

Minority Interest                                        --             (12,000)

Other income and expenses
 Interest expense...............................       (31,000)        (118,000)
 Interest income................................       452,000          245,000
 Miscellaneous income - net.....................       554,000        1,534,000
                                                   -----------      -----------
Loss before benefit from /
  (provision for) income taxes .................    (4,723,000)      (1,964,000)
Benefit from / (provision for) income taxes.....        75,000          (75,000)
                                                   -----------      -----------
NET (LOSS)......................................   $(4,648,000)     $(2,039,000)
                                                   ===========      ===========
NET (LOSS) PER COMMON SHARE - Basic.............   $     (5.88)     $     (2.58)
                                                   ===========      ===========
Weighted average shares outstanding.............       790,313          790,313
                                                   ===========      ===========



                            See accompanying notes

                      U.S.-CHINA INDUSTRIAL EXCHANGE, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                      YEAR ENDED DECEMBER 31,
                                                     ------------------------
                                                      1997              1998
                                                   ----------       -----------
OPERATING ACTIVITIES
Net (loss)....................................    $(4,648,000)      $(2,039,000)
Adjustments to reconcile net (loss) to net
  cash (used in) operating activities:
  Depreciation................................        262,000           652,000
  Provision for doubtful accounts.............        489,000              --
  Provision for deferred taxes................         46,000              --
  Inventory write-down........................        106,000           126,000

Changes in operating assets and liabilities:
  Trade receivable............................     (2,194,000)         (602,000)
  Commissions receivable......................        365,000            47,000
  Inventories.................................       (679,000)       (3,136,000)
  Other current assets........................       (217,000)           97,000
  Other assets................................       (637,000)           80,000
  Accounts payable and accrued expenses.......      1,618,000         5,099,000
  Income taxes payable........................       (257,000)         (151,000)
  Accrued Restructuring.......................        469,000          (469,000)
                                                  -----------       -----------
Net cash (used in) operating activities.......     (5,277,000)         (296,000)

INVESTING ACTIVITIES
  Disposals of equipment, net.................           --             (89,000)
  Purchase of property and equipment..........     (2,303,000)         (653,000)
                                                  -----------       -----------
Net cash (used in) investing activities.......     (2,303,000)         (742,000)

FINANCING ACTIVITIES
  Fees from issuance of common stock..........        (43,000)             --
  Proceeds from short term borrowings.........        467,000
  Repayments of short term borrowings.........           --            (467,000)
                                                  -----------       -----------
Net cash provided by /(used in)
  financing activities........................        424,000          (467,000)

Effect of foreign exchange rate changes on cash
  and cash equivalents........................         10,000              --
                                                  -----------       -----------
Net (decrease) in cash and cash equivalents...     (7,146,000)       (1,505,000)
Cash and cash equivalents at beginning of period   13,374,000         6,228,000
                                                  -----------       -----------
Cash and cash equivalents at end of period....    $ 6,228,000       $ 4,723,000
                                                  ===========       ===========

Supplemental disclosure of cash flow information:
Cash paid for interest........................    $    23,000       $    33,000
                                                  ===========       ===========
Cash paid for income taxes....................    $   174,000       $   111,000
                                                  ===========       ===========

                               See accompanying notes

                     U.S.-CHINA INDUSTRIAL EXCHANGE, INC.
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                   YEARS ENDED DECEMBER 31, 1997 AND 1998


                                 COMMON STOCK       COMMON STOCK - CLASS B                  RETAINED
                               ------------------   ----------------------   ADDITIONAL     EARNINGS   TRANSLATION
                               SHARES    AMOUNT     SHARES         AMOUNT     CAPITAL      (DEFICIT)    ADJUSTMENT      TOTAL
                              --------  --------   --------      ---------   ----------   ----------   ----------     -------
Balance at December 31, 1996   596,563   $6,000     250,000     $    3,000  $17,337,000     1,578,000     (8,000)   18,916,000

Additional offering expense      --        --         --               --       (43,000)         --          --        (43,000)

Net loss for 1997                --        --         --               --        --        (4,648,000)    10,000    (4,638,000)

                             ---------   ------   ---------     ----------  -----------   -----------   --------   -----------
Balance at December 31, 1997   596,563   $6,000     250,000     $    3,000  $17,294,000   $(3,070,000)  $  2,000   $14,235,000

Net loss for 1998                --        --         --               --        --        (2,039,000)       --     (2,039,000)

                             ---------   ------   ---------     ----------  -----------   -----------   --------   -----------
Balance at December 31, 1998   596,563   $6,000     250,000     $    3,000  $17,294,000   $(5,109,000)  $  2,000   $12,196,000
                             =========   ======   =========     ==========  ===========   ===========   ========   ===========


                             See accompanying notes

                      U.S.-CHINA INDUSTRIAL EXCHANGE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ACCOUNTING POLICIES

Organization and Description of Business

  U.S.-China Industrial Exchange, Inc. (the Company) is a sales representative in China and Hong Kong for several major U.S., European, and other manufacturers of high-technology medical equipment. The Company markets and sells these products in China and Hong Kong, and provides marketing, sales and technical services for the products. Substantially all direct sales, commissions and purchases of these products are denominated in U.S. dollars.

  Two of the Company's subsidiaries, Chindex Holdings International Trade (Tianjin) Ltd., and Chindex Shanghai International Trading Co., Ltd., sell goods and receive payment in local Chinese currency and use the currency to pay for local expenses and U.S. dollar imported goods. Payments are generally required to be made in advance for consumable products.

  In 1996 the Company established the Beijing United Family Hospital, a contractual joint venture between the Company and a company controlled by the Chinese Academy of Medical Sciences. This Hospital provides much needed Western primary family care health services including maternity, birthing services as well as pediatric and executive health care. Operations commenced late 1997. Full-time operation began in March 1998. While Beijing United does denominate its revenue and expenses in local Chinese currency it can receive payments in U.S. dollars.

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

Principles of Consolidation

  The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries, Chindex, Inc., Chindex Holdings International Trade (Tianjin), Chindex Shanghai International Trading Co., Ltd., Chindex Hong Kong and its 100% balance sheet interest and 90% earnings interest in the Beijing United Family Hospital. Significant intercompany accounts and transactions have been eliminated in consolidation.

Revenue Recognition

  Sales and most commissions are recognized upon product shipment. Costs associated with installation, after-sale servicing and warranty are not significant and are recognized in cost of sales as they are incurred.

Inventories

  Inventory purchased to fill signed sales contracts and purchase orders that remain undelivered at year-end (merchandise inventory), service parts and inventory of peripheral components are stated at the lower of cost or market using the specific identification method. In addition, two wholly foreign owned subsidiaries maintain merchandise inventory based on expected sales targets. Certain items are purchased for demonstration purposes and subsequent sale (Demonstration inventory). Management monitors the salability of such demonstration inventory and reduces the carrying amount to net realizable value when there is any impairment in value.

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

Long Term Receivables and Payables

  Long term receivables and payables are recorded at estimated present values determined based on current rates of interest and reported at the net amounts in the accompanying financial statements. Imputed interest is recognized using the effective interest method and recognized as a component of interest income/ expense in the accompanying financial statements.

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

Fair Value of Financial Instruments

  The Company considers the recorded value of its financial instruments, which consist of cash and cash equivalents, trade receivables, commissions receivable and accounts payable, to approximate the fair value of the respective assets and liabilities at December 31, 1997 and 1998.

Earnings Per Share

  In 1997, the Financial Accounting Standards Board issued Statement 128, 'Earnings per Share'. Statement 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to the Statement 128 requirements. The Company does not include the effects of stock option, warrants and convertible securities for periods when the Company reports a net loss as such effects would be antidilutive. Diluted earnings per share is not presented for the years ended December 31, 1997 and 1998 as the effects of the Company's stock options and warrants were antidilutive in such periods.

Stock Based Compensation

  In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, 'Accounting for Stock-Based Compensation,' which was effective for the Company's December 31, 1997 financial statements. SFAS No. 123 allows companies to either account for stock-based compensation under the new provisions of SFAS No. 123 or under the provisions of APB 25, but requires pro forma disclosure in the footnotes to the financial statements as if the measurement provisions of SFAS 123 had been adopted. The Company has elected to account for its stock-based compensation to employees pursuant to the provisions of APB Opinion No. 25.

Dividends

  The Company has not paid dividends to the stockholders of its common stock and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.

Comprehensive Income

  In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, 'Reporting Comprehensive Income' (Statement 130) which is effective for fiscal years beginning after December 15, 1997. The Company adopted Statement 130 with the fiscal year beginning January 1, 1998. Statement 130 did not have a material impact on the financial results of financial condition of the Company, but did result in certain changes in required disclosures.

New Accounting Pronouncements

  In June 1998, the Financial Accounting standards Board issued SFAS No. 133, 'Accounting for Derivative Instruments and Hedging Activities' (Statement 133) which is effective for fiscal years beginning after June 15, 1999. Statement 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair market value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. The Company will adopt the new requirement prospectively commencing on January 1, 2000. Management has not completed its review of Statement 133, but does not anticipate the adoption of this statement will have a significant impact on the Company's financial position or results of operations.

Reclassifications
  Certain amounts for 1997 have been reclassified to conform to the 1998 presentation.

2. PROPERTY AND EQUIPMENT, NET

     Property and equipment, net consists of the following:

                                       DECEMBER 31, 1997    DECEMBER 31, 1998
                                       -----------------    ------------------

Furniture and equipment..............      $2,277,000           $2,580,000
Vehicles.............................         124,000              109,000
Leasehold improvements...............       2,191,000            2,592,000
                                         -----------------    ----------------
                                            4,592,000            5,281,000
Less: accumulated depreciation
  and amortization...................         768,000            1,367,000
                                         -----------------    ----------------
                                           $3,824,000           $3,914,000
                                         =================    ================


3. INVENTORIES

     Inventories consist of the following:

                                       DECEMBER 31, 1997    DECEMBER 31, 1998
                                       ------------------   ------------------
Merchandise inventory................      $   948,000           $3,973,000
Demonstration inventory, net.........          698,000              588,000
Parts and peripheral inventory.......        1,115,000            1,210,000
                                       -----------------    ------------------
                                           $ 2,761,000           $5,771,000
                                       =================    ==================

4. EXTENDED PAYMENT TERM SALES ARRANGEMENTS


     The Company has entered into agreements with certain customers to provide extended payment terms related to the sale of high technology medical equipment. In conjunction with these transactions the Company has negotiated agreements with certain vendors to grant matching extended terms. Receivables and payables under these arrangements were discounted at 6.76% for the years ended
December 31, 1997 and 1998, respectively. The resulting discounts were recorded as reductions in the gross amounts due from customers and due to suppliers under long term arrangements and reported at net amounts in the accompanying financial statements.

     Long-term receivables and payables under these arrangements mature at December 31, as follows:

                                  -------- 1997 ------   -------- 1998 -------
                                   ACCOUNTS   ACCOUNTS    ACCOUNTS   ACCOUNTS
                                  RECEIVABLE   PAYABLE   RECEIVABLE   PAYABLE
                                  ----------  ---------  ----------  ---------
1998..........................    $4,225,000 $2,238,000       --         --
1999..........................     1,880,000  1,172,000  $4,244,000 $2,904,000
2000..........................       466,000    246,000     603,000    296,000
                                  ---------- ----------  ---------- ----------
                                   6,571,000  3,656,000   4,847,000  3,200,000
Less: imputed interest........       356,000    215,000     150,000     87,000
                                  ---------- ----------  ---------- ----------
                                   6,215,000  3,441,000   4,697,000  3,113,000
Less: current portion.........     4,123,000  2,171,000   4,146,000  2,841,000
                                  ---------- -----------  --------- ----------
                                  $2,092,000 $1,270,000  $  551,000 $  272,000
                                  ========== =========== ========== ==========


Amortization of imputed interest on long-term accounts receivable was $50,000 and $194,000 for the years ended December 31, 1997 and 1998, respectively. Amortization of imputed interest on long-term accounts payable was $7,000 and $61,000 for the years ended December 31, 1997 and 1998, respectively.


5. STOCKHOLDERS' EQUITY

Common Stock

     The Class B common stock and the common stock are substantially identical on a share-for-share basis, except that the holders of Class B common stock have six votes per share on each matter considered by stockholders and the holders of common stock have one vote per share on each matter considered by stockholders. Each share of Class B common stock will convert at any time at the option of the original holder thereof into one share of common stock and is automatically converted into one share of common stock upon (i) the death of the original holder thereof, or, if such stocks are subject to a stockholders agreement or voting trust granting the power to vote such shares to another original holder of Class B common stock, then upon the death of such original holder, or (ii) the sale or transfer to any person other than specified transferees.

      The holders of the outstanding 250,000 shares of Class B common stock have placed 56,250 shares in escrow. These shares will not be assignable or transferable (but may be voted) until such time as they are released from escrow based upon the Company meeting certain earnings levels or the common stock attaining certain price levels. All reserved shares remaining in escrow on March 31, 1999 will be forfeited and contributed to the Company's capital. In the event the Company attains any of the earnings thresholds or stock prices for the release of the escrowed shares to the original stockholders, the Company will recognize compensation expense at such time based on the fair market value of the shares released.

     On October 28, 1996, the stockholders of the Company voted to increase the number of authorized shares of common stock from 18,000,000 to 28,000,000 (excluding common stock -- Class B).

Public Offering, Common Stock, Warrants

    On August 18, 1994 the Company completed its initial public offering selling 200,000 common stock units for net proceeds to the Company of approximately $6,206,000. Additionally, on September 13, 1994 the underwriters exercised their overallotment option purchasing an additional 30,000 common stock units for net proceeds to the Company of approximately $1,044,000. Each unit consisted of one common stock, one Class A warrant and one Class B warrant. Class A warrants entitle the holder to acquire one common stock and a Class B warrant at an exercise price of $52.00. Each Class B warrant entitles the holder to acquire one share of common stock at an exercise price of $70.00. Warrants are exercisable through August 18, 1999. The underwriters and a consultant have also been granted options to purchase an additional 18,000 and 2,000 units, respectively, at $54.00 per unit. These options are exercisable at any time during the four year period beginning August 18, 1995.

     On November 8, 1996 the Company completed a second underwritten public offering of securities selling 318,750 common stock units and on November 21, 1996 the underwriters exercised their overallotment option purchasing an additional 47,813 common stock units for net proceeds to the Company of approximately $9,831,000. Each unit is exactly the same as the original offering described above.

    In April 1994 the Company issued 37,500 Class A and 37,500 Class B warrants on a prorata basis to each stockholder of record. The exercise prices of these warrants are the same as the warrants sold in the Company's initial public offering. These warrants are exercisable at any time through August 18, 1999.

Stock Option Plan

     In April 1994, the Board of Directors adopted and the stockholders approved the Company's 1994 Stock Option Plan (the Plan). On January 9, 1997, the Board of Directors amended the Plan in accordance with changes to the rules and regulations of the Securities and Exchange Commission governing such plans. The Plan provides for the grant, at the discretion of the Board of Directors, of (i) options that are intended to qualify as incentive stock options (Incentive Stock Options) within the meaning of Section 422A of the Internal Revenue Code to certain employees, consultants and directors, and (ii) options not intended to so qualify (Nonqualified Stock Options) to employees, consultants and directors. The total number of shares of common stocks for which options may be granted under the Plan is 500,000.

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

     The following is a summary of stock option activity during the years ended December 31, 1997 and 1998:

                                                                   Exercise
                                           1997         1998         Price
                                          ------       ------      --------
Options outstanding, beginning of year:   168,060     240,560   $27.00 - $42.48
  Granted                                  82,500      78,500   $16.00 - $36.88
  Canceled                                (10,000)     (8,220)
                                          -------     -------   ---------------
Options outstanding, end of year          240,560     310,840   $16.00 - $42.48
                                          =======     =======   ===============


  The Company has not provided disclosures under FAS 123 for proforma net income and proforma earnings per share, as such amounts are not materially different from reported amounts. The weighted average exercise price of options outstanding is $35.04 and $30.32 and the weighted average remaining contractual life of such options is 8.1 years and 7.7 years respectively as of December 31, 1997 and 1998.

Shares of Common Stock Reserved

     At December 31, 1998 the Company has reserved 2,859,689 shares of common stock for issuance upon exercise of stock options and purchase warrants.

6. EARNINGS PER SHARE

     The following is an illustration of the reconciliation of the numerators and denominators of the basic and diluted Earnings per Share (EPS) computations for "income before extraordinary item and accounting change" and other related disclosures:

<CAPTION
                                               For the Year Ended 1997
                                  -------------------------------------------
                                     Loss             Shares         Per-Share
                                  (Numerator)      (Denominator)       Amount

Basic EPS
Net loss                          $(4,648,000)         790,313         $(5.88)

Effect of Dilutive Securities
Warrants and Options                                      --
                                  -----------        ---------         ------
Diluted EPS
Net loss                          $(4,648,000)         790,313         $(5.88)
                                  ===========        =========         ======

<CAPTION
                                               For the Year Ended 1998
                                  -------------------------------------------
                                    Income            Shares         Per-Share
                                  (Numerator)      (Denominator)       Amount

Basic EPS
Net loss                          $(2,039,000)         790,313         $(2.58)

Effect of Dilutive Securities
Warrants and Options                                      --
                                  -----------        ---------         ------
Diluted EPS
Net loss                          $(2,039,000)         790,313         $(2.58)
                                  ===========        =========         ======

Options to purchase 240,560 and 310,840 of common stock between $16.00 and $42.48 were outstanding during most of 1997 and 1998 respectively but were not included in the computation of diluted EPS because the options would have been antidilutive. See note 5.



7. INCOME TAXES

     The benefit from/(provision for) income taxes consists of the following:

                                              YEAR ENDED DECEMBER 31,
                                            --------------------------
                                                1997           1998
                                            ------------   -----------
Current:
     Federal................................. $ 367,000    $       0
     Foreign.................................  (174,000)     (75,000)
     State...................................    43,000            0
                                              ----------   ----------
                                                236,000      (75,000)
Deferred:
     Federal.................................  (133,000)           0
     State...................................   (28,000)           0
                                              ----------   ----------
                                               (161,000)           0
                                              ----------   ----------
                                              $  75,000    $ (75,000)
                                              ==========   ==========

    The net deferred tax asset has been reduced 100% by a valuation allowance and consist of the following as of December 31:

                                                  1997          1998
                                                --------      --------
Allowance for doubtful accounts.............   $  150,000    $  225,000
Inventory write downs.......................       89,000       190,000
Restructuring costs.........................      283,000           --
Net operating loss carry forwards...........    1,273,000     2,196,000
Foreign tax credit..........................          --         22,000
Other.......................................        3,000         3,000
                                               ----------    ----------
                                                1,798,000     2,636,000
Less valuation allowance....................   (1,798,000)   (2,636,000)
                                               ----------    ----------
Net deferred tax asset......................   $        0    $        0
                                               ==========    ==========

     The Company's effective income tax rate varied from the statutory federal income tax rate for the year ended December 31 as follows:

                                                            1997       1998
                                                            ----       ----
Statutory federal income tax rate.......................   (34.0)%    (34.0)%
Adjustments:
     State income taxes, net of federal tax benefit.....    (3.6)      (3.5)
     Foreign tax rate differential                            .4       (6.0)
     Change in valuation allowance                          39.8       42.7
     Other, including permanent differences.............    (4.2)       4.6
                                                           -----      -----
Effective income tax rate...............................    (1.6)%      3.8 %
                                                           =====      =====


     A valuation allowance has been recorded as of December 31, 1997 and 1998 as the realization of the Company's net deferred tax assets is not certain.

     The Company and its subsidiaries file separate income tax returns; the Company is on a June 30 fiscal year and its subsidiaries on a December 31 fiscal year.

     The Company has U.S. Federal net operating losses of approximately $4.4 million of which $2.4 million expire principally in 2012 and $2.0 million expire in 2018. The Company also has foreign losses from China of approximately $1.7 million that expire in 2002 and 2003.

8. COMMITMENTS

Employment Agreements

     The Company has entered into three-year employment agreements with four key executives which, as amended or revised to date, provide for annual base salaries amounting to an aggregate of $559,000 per year until May 1999.

Leases

     The Company leases office space and space for the Beijing United Family Health Center under operating leases. Future minimum payments under these noncancelable operating leases consist of the following:

YEAR ENDING DECEMBER 31:
-----------------------
       1999.............................................   $  930,000
       2000.............................................      784,000
       2001.............................................      707,000
       2002.............................................      515,000
       2003.............................................      464,000
       Thereafter.......................................    3,095,000
                                                            ----------
                                                            6,495,000
       Less total minimum sublease rentals............ .   (1,024,000)
                                                           ----------
       Net minimum rental commitments...................   $5,471,000
                                                           ==========


     The above leases require the Company to pay certain pass through operating expenses and rental increases based on inflation.

     Included in miscellaneous (expenses)/income for the year ended December 31, 1997 and 1998 is net sublease income of $540,000.

     Rental expense was approximately $689,000 and $852,000 for the years ended December 31, 1997 and 1998, respectively.

9. CONCENTRATIONS OF CREDIT RISK

     Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, trade receivables and commission receivables. Substantially all of the Company's cash and cash equivalents at December 31, 1997 and 1998 were held by two U.S. financial institutions. All of the Company's sales during the year were to end-users located in China or Hong Kong. Most of the Company's sales are accompanied by down payments of either cash or letters of credit with one Chinese financial institution. Sales on extended payment terms usually have down payments in the form of a letter of credit and additional payments are secured through several methods. Before extended payment terms are provided, the Company performs a thorough review of the local operation, secures a guarantee from higher authorities than the end-user, and performs other steps as needed.

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

    The Company has a $1,750,000 credit facility with First National Bank of Maryland for short-term working capital needs, standby letters of credit, and spot and forward foreign exchange transactions. Balances outstanding under the facilities are payable on demand, fully secured and collateralized by government securities acceptable to the Bank having an aggregate fair market value of not less than $1,945,000. As of December 31, 1998, letters of credit issued by the bank amounted to approximately $36,000 and no amounts were outstanding under the line of credit facility. Borrowings under the credit facility bear interest at 1% over three month London Interbank Offered Rate ("LIBOR").

    The Company conducts its marketing and sales and provides its services exclusively to buyers located in China, Hong Kong and Macau. The Company's results of operations and its ability to obtain financing could be adversely affected if there was a deterioration in trade relations between the United States and China.

    Of the Company's net assets at December 31, 1998, approximately $6,168,000 of such assets are located in China, consisting principally of inventories, property improvements and equipment.

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

     Purchases from one supplier totaled approximately $9,055,000 and $4,395,000 for the years ended December 31, 1997 and 1998, respectively. The Company has entered into a security arrangement to ensure the payment of such supplier's accounts payable.


11. RESTRUCTURING

     At the end of 1997 the Company decided to end its relationship with certain suppliers and to concentrate and consolidate all of its efforts on the health care industry. The restructuring charge includes a write-down of certain inventory and receivables associated with these suppliers. The portion of the $1,472,000 charge related to this write down of assets amounted to $1,003,000. In addition, the Company set up a reserve of $469,000 at December 31, 1997 for the phase out of approximately 30 people associated with these products and their related severance benefits and certain other future costs of close-out. The Company completed the phase out by the end of 1998.


12. SEGMENT REPORTING

  The following segment information has been provided in response to the Company's adoption of Financial Accounting Standards No. 131, 'Disclosures about Segments of an Enterprise and Related Information':

For the twelve months ended December 31, 1998:

Segments          Healthcare Products  Healthcare Services      Total
Assets                $24,311,000          $4,242,000        $28,553,000
                      ===========          ==========        ===========

Revenue               $19,750,000          $1,860,000        $21,610,000

Gross Profit            5,668,000               n/a               n/a
Gross Profit %            29%

Expenses                8,195,000           2,946,000        $25,223,000
                      -----------           ---------        -----------
Loss from operations  ( 2,527,000)         (1,086,000)       ( 3,613,000)

Loss from combined operations      (3,613,000)
Other income/expense, net           1,661,000
Minority interest                     (12,000)
                                  -----------
Loss before income tax            ($1,964,000)
                                   ==========

  Intersegment transactions were insignificant during the year ended December 31, 1998. As of December 31, 1997, total assets of the Company's healthcare services segment was approximately $4.0 million, of which approximately $2.7 million related to equipment and building improvements for the Beijing United Family Hospital. Revenues from the hospital were minimal in 1997. Substantially all other assets, revenues and gross margins related to the Company's healthcare products segment in 1997. All of the Company's revenue is attributable to its operations in China.


13. SUBSEQUENT EVENTS

     Effective February 26, 1999 the Company implemented a one-for-eight reverse stock split in respect of all the issued and outstanding Common Stock, as well as the Units, Class A Warrants, Class B Warrants and Class B common stock. As of the effective date of the reverse stock split, stockholders own one-eighth the number of shares of Common Stock previously held. All financial information and number of shares issued, authorized and outstanding, has been retroactively restated to include the effect of the stock split. Without the effect of the stock split, loss per share would have been .74 and .32 for the years ended December 31, 1997 and 1998, respectively.


Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

          None.



PART III

Item 9.   Directors, Executive Officers, Promoters and Control Persons

     The information relating to the directors, executive officers, promoters and control persons of the Company will be included in the Company's Proxy Statement (the "Proxy Statement") relating to its 1997 Annual Meeting of stockholders, which the Company intends to file with the Securities and Exchange Commission on or prior to April 30, 1997, and is incorporated herein by reference.


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

          3.1A Certificate of Amendment of the Certificate of Incorporation dated February 18, 1999.

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

          4.3 Form of Specimen Certificate of the Company's Common Stock. Incorporated by reference to Exhibit 4.2 to the IPO Registration Statement.

          4.4 Form of Specimen Certificate of Class B Common Stock Certificate. Incorporated by reference to Exhibit 4.3 to the IPO Registration Statement.

          4.5  Form of Escrow Agreement.  Incorporated by reference to Exhibit
               4.6 to the IPO Registration Statement.

         10.1 The Company's 1994 Stock Option Plan, as amended. Incorporated by reference to Exhibit 10.1 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997.

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

         10.5 First Amendment to Lease, dated as of June 26, 1996, between the Company and Central Properties Limited Partnership, relating to additional space at the Company's Bethesda, Maryland facility. Incorporated by reference to Exhibit 10.5 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997.

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

        10.10 Distribution Agreement dated as of January 1, 1998 between Acuson Corporation and the Company.

        10.11  Lease Agreement between the School of Posts and
               Telecommunications and the Company dated November 8, 1995. Incorporated by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995.

        10.12 Amendments Numbers One, Two and Three to the Lease Agreement between the School of Posts and Telecommunications and the Company dated November 8, 1995, each such amendment dated November 26, 1996. Incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997.

        10.13 Lease Agreement dated May 10, 1998, between the School of Posts and Telecommunications and the Company relating to the lease of additional space.

        10.14 Sublease Agreement between the Company and the Beijing International School dated March 4, 1996. Incorporated by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

        10.15 Amendment Number One to the Sublease Agreement between the Company and the Beijing International School, dated April 23, 1998.

        10.16  Contractual Joint Venture Contract between the Chinese
               Academy of Medical Sciences Union Medical & Pharmaceutical Group Beijing Union Medical & Pharmaceutical General Corporation and the Company, dated September 27, 1995. Incorporated by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995.

        10.17  First Investment Loan Manager Demand Promissory Note dated
               July 10, 1997 between First National Bank of Maryland and Chindex, Inc. Incorporated by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997.

        21.1   List of subsidiaries as of 12/31/98.

        27.1   Financial Data Schedules.

-------------------

*   Confidential treatment has been granted as to a portion of this Exhibit.
+   English translation of summary from Chinese original.




         b.    Reports on Form 8-K

               None



                              SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              U.S.-CHINA INDUSTRIAL EXCHANGE, INC.


Dated:  March 30, 1999        By: /S/ Roberta Lipson
                              Roberta Lipson
                              President and Chief Executive Officer





Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.


Dated:  March 30, 1999        By: /S/ Roberta Lipson
                              Roberta Lipson
                              Chairperson of the Board of Directors,
                              Chief Executive Officer and President


Dated:  March 30, 1999        By: /S/ Elyse Beth Silverberg
                              Elyse Beth Silverberg
                              Executive Vice President, Secretary and Director


Dated:  March 30, 1999        By: /S/ Lawrence Pemble
                              Lawrence Pemble
                              Executive Vice President-Finance and Director


Dated:  March 30, 1999        By: /S/ Robert C. Goodwin, Jr.
                              Robert C. Goodwin, Jr.
                              Executive Vice President of Operations,
                              Treasurer, General Counsel and Director


Dated:  March 30, 1999        By: /S/ Ronald Zilkowski
                              Ronald Zilkowski
                              Vice President Finance and Controller