Form 10KSB/A
period 1998-12-31
US CHINA INDUSTRIAL EXCHANGE INC
filed 1999-04-29
CIK 922717

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               AMENDMENT NO. 1 ON
                                  FORM 10-KSB/A


[X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

                     FOR FISCAL YEAR ENDED DECEMBER 31, 1998


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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Check if disclosure of delinquent filers in response to item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB[].

Issuer's revenues for its most recent fiscal year:  $21,610,000.

The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, the average bid and asked prices of such stock, as of March 26, 1999 was approximately $2,072,000.

The number of shares outstanding of each of the issuer's classes of common equity, as of March 26, 1999, was 596,563 shares of Common Stock and 250,000 shares of Class B Common Stock.

Documents Incorporated by Reference:  None.

----------------------------------------------------------------------------
Notes 5, 6 and 13 of the Consolidated Financial Statements have been amended.
----------------------------------------------------------------------------

ITEM 7.       CONSOLIDATED FINANCIAL STATEMENTS

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5. STOCKHOLDERS' EQUITY
----------------------------------------------------------------------------
The paragraphs of Note 5 after the heading "Stock Option Plan" are amended to read as follows:
----------------------------------------------------------------------------
Stock Option Plan

     In April 1994, the Board of Directors adopted and the stockholders approved the Company's 1994 Stock Option Plan (the Plan). On January 9, 1997, the Board of Directors amended the Plan in accordance with changes to the rules and regulations of the Securities and Exchange Commission governing such plans. The Plan provides for the grant, at the discretion of the Board of Directors, of (i) options that are intended to qualify as incentive stock options (Incentive Stock Options) within the meaning of Section 422A of the Internal Revenue Code to certain employees, consultants and directors, and (ii) options not intended to so qualify (Nonqualified Stock Options) to employees, consultants and directors. The total number of shares of common stock for which options may be granted under the Plan is 62,500.

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

     The following is a summary of stock option activity during the years ended December 31, 1997 and 1998:

                                                                   Exercise
                                           1997         1998         Price
                                          ------       ------      --------
Options outstanding, beginning of year:    21,008      30,071   $27.00 - $42.48
  Granted                                  10,313       9,813   $16.00 - $36.88
  Canceled                                ( 1,250)     (1,028)
                                          -------     -------   ---------------
Options outstanding, end of year           30,071      38,856   $16.00 - $42.48
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

Shares of Common Stock Reserved

     At December 31, 1998 the Company has reserved 2,422,189 shares of common stock for issuance upon exercise of stock options and purchase warrants.

----------------------------------------------------------------------------
Note 6 is amended to read as follows:
----------------------------------------------------------------------------

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
                                  ===========        =========         ======

Options to purchase 30,071 and 38,856 of common stock between $16.00 and $42.48 were outstanding during most of 1997 and 1998 respectively but were not included in the computation of diluted EPS because the options would have been antidilutive. See note 5.

----------------------------------------------------------------------------
Note 13 has been amended to read as follows:
----------------------------------------------------------------------------

13. SUBSEQUENT EVENTS

     Effective February 26, 1999 the Company implemented a one-for-eight reverse stock split in respect of all the issued and outstanding Common Stock, as well as the Units, Class A Warrants, Class B Warrants, Class B common stock and Options. As of the effective date of the reverse stock split, stockholders own one-eighth the number of shares of Common Stock previously held. All financial information and number of shares issued, authorized and outstanding, has been retroactively restated to include the effect of the stock split. Without the effect of the stock split, loss per share would have been .74 and .32 for the years ended December 31, 1997 and 1998, respectively.

----------------------------------------------------------------------------
PART III, Items 9, 10, 11, 12 are to read as follows:
----------------------------------------------------------------------------



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

           Set forth below is certain information with respect to each director:

           ROBERTA LIPSON, 43, co-founded the Company in 1981. Ms. Lipson has served as the Chairperson of the Board of Directors, Chief Executive Officer and President since that time. From 1979 until founding the Company in 1981, Ms. Lipson was employed in China by Sobin Chemical, Inc., a worldwide trading company, as Marketing Manager, coordinating marketing and sales of various equipment in China. Ms. Lipson was employed by Schering-Plough Corp. in the area of product marketing until 1979. Ms. Lipson received a B.A. degree in East Asian Studies from Brandeis University and an M.B.A. from Columbia University Graduate School of Business.

           ELYSE BETH SILVERBERG, 41, co-founded the Company in 1981. Ms. Silverberg has served as the Company's Executive Vice President and Secretary and as a Director since that time. Prior to founding the Company, from 1980 to 1981, Ms. Silverberg worked with Ms. Lipson at Sobin Chemical, Inc. and was an intern in China with the National Council for U.S.-China Trade from 1979 to 1980. Ms. Silverberg received a B.A. degree in Chinese Studies and History from the State University of New York at Albany.

           LAWRENCE PEMBLE, 42, joined the Company in 1984 and has served as Executive Vice President Finance and Business Development since January 1996. From 1986 until 1996, Mr. Pemble served as Vice President of Marketing. From 1986 through April 1992 and September 1993 to the present, Mr. Pemble has also served as a Director of the Company. Prior to joining the Company, Mr. Pemble was employed by China Books and Periodicals, Inc. as Manager, East Coast Center. Mr. Pemble received a B.A. degree in Chinese Studies and Linguistics from the State University of New York at Albany.

           ROBERT C. GOODWIN, JR., 58, has served as Executive Vice President Operations since January 1996, as Assistant Secretary since June 1995 and as General Counsel, Treasurer and a Director of the Company since October 1992. In addition to his other duties, from October 1992 until January 1996, Mr. Goodwin served as Vice President of Operations for the Company. Prior to joining the Company, Mr. Goodwin was engaged in the private practice of law from 1979 to 1992, with a specialty in international law, in Washington, D.C. and had served as the Company's outside counsel since 1984. Prior to such employment, Mr. Goodwin served for two years as the Assistant General Counsel for International Trade and Emergency Preparedness for the United States Department of Energy and for three years as the Deputy Assistant General Counsel for the Federal Energy Administration. From 1969 until 1974, Mr. Goodwin served as an attorney-advisor for the U.S. Department of Commerce. Mr. Goodwin received a B.A. degree from Fordham University and a J.D. from Georgetown University Law Center.

           A. KENNETH NILSSON, 66, has served as a Director of the Company since January 1996. Since 1989, Mr. Nilsson has served as Chairman of Eureka Group, Inc., a consulting firm he founded in 1972. Prior to 1989, Mr. Nilsson served as Vice Chairman of Cooper Companies, Inc., and as President of Cooper Laboratories, Inc., and President of Cooper Lasersonics, Inc. He previously served as an executive of Max Factor & Co., Ltd. and of Pfizer International, Inc. Mr. Nilsson received a B.A. degree in Telecommunications from the University of Southern California and an M.A. in Political Science from the University of California.

           JULIUS Y. OESTREICHER, 69, has served as a Director of the Company since January 1996. Mr. Oestreicher has been a partner with the law firm of Oestreicher & Ennis, LLP and its predecessor firms for thirty years, engaged primarily in estate, tax and business law. Mr. Oestreicher received a B.S. degree in Business Administration from City College of New York and a J.D. from Fordham University School of Law.


ITEM 10.      EXECUTIVE COMPENSATION.

           The following table sets forth information concerning the annual compensation of the Company's chief executive officer and other most highly compensated executive officers whose salary and bonus exceeded $100,000 during 1998 for services in all capacities to the Company during that year:


                                                                                  Long Term
                                      Annual Compensation                        Compensation
                          -------------------------------------------------      ------------
                                                                  Other
Name and                                                          Annual         Shares Under-
Principal Position        Year       Salary         Bonus      Compensation      lying Options
------------------        ----       ------         -----      ------------      -------------
Roberta Lipson,           1998      $152,300      $   --        $ 43,235(1)          --
  Chairperson of          1997      $167,670      $   --        $ 26,421(1)          --
  the Board, Chief        1996      $154,913      $ 43,000      $ 18,620(1)          --
  Executive Officer
  and President

Elyse Beth Silverberg,    1998      $146,659      $   --        $ 31,443(2)          --
  Executive Vice          1997      $161,460      $   --        $ 29,834(2)          --
  President and           1996      $149,175      $ 43,000      $ 22,936(2)          --
  Secretary

Lawrence Pemble,          1998      $142,369      $   --        $   --               --
  Executive Vice          1997      $161,221      $   --        $   --               --
  President Finance       1996      $144,278      $ 43,000      $   --               --
  and Business
  Development

Robert C. Goodwin, Jr     1998      $125,129      $   --        $   --              1,250
  Executive Vice          1997      $141,875      $ 31,203      $   --              2,500
  President Operations,   1996      $126,602      $ 73,003      $   --              1,250
  General Counsel,
  Assistant Secretary
  and Treasurer


--------

(1) Includes tuition expense for Ms. Lipson's sons in China in the amount of $40,785 for 1998, $23,971 for 1997 and $18,620 for 1996

(2) Includes yearly rental expense in the amount of $9,600 in 1998 and $9,400 in 1997 for Ms. Silverberg's housing in China and tuition expense in the amounts of $21,800 for 1998, $20,434 for 1997 and $13,536 for 1996 for Ms. Silverberg's son in China.

OPTION GRANTS IN LAST FISCAL YEAR

                                                                                                  POTENTIAL REALIZABLE
                                             % OF TOTAL                                           VALUE AT ASSUMED
                          NUMBER OF          OPTIONS                                              ANNUAL RATES OF STOCK
                          SECURITIES         GRANTED TO                                           PRICE APPRECIATION FOR
                          UNDERLYING         EMPLOYEES          EXERCISE OR      EXPIRATION       OPTION TERMS
NAME                      OPTIONS GRANTED    IN FISCAL 1998     BASE PRICE       DATE             5%($)       10%($)
----                      ---------------    --------------     ----------       ----------       -----       ------
Robert C. Goodwin, Jr.        1,250(1)           12.7%          $16.00/share      June 17, 2008     $0          $31,875

---------------
(1) The options have an exercise price of $16.00 per share. The options shall be exercisable on the fifth anniversary of the date of grant (June 17, 1998); provided that such options shall be earlier exercisable on the first date that the fair market value of the Common Stock equals or exceeds $40.00 per share.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END OPTION
VALUES

                                                           NUMBER OF SECURITIES
                         SHARES                            UNDERLYING UNEXERCISED       VALUE OF UNEXERCISED IN-THE-
                         ACQUIRED           VALUE          OPTIONS AT FISCAL YEAR END   MONEY OPTIONS AT FISCAL YEAR
NAME                     ON EXERCISE (#)    REALIZED ($)   EXERCISABLE/ UNEXERCISABLE   END EXERCISABLE/UNEXERCISABLE(1)
----                     ---------------    ------------   --------------------------   --------------------------------
Robert C. Goodwin, Jr.          0              $0                 4,917/2,083                       0/0

---------------
(1) Based on the closing bid price per share of $2.75 on the last day of fiscal 1998.


EMPLOYMENT AGREEMENTS

           The Company has entered into an employment agreement, with each of Mmes. Lipson and Silverberg and Messrs. Pemble and Goodwin providing for base salaries to be subject to annual review and adjustment as determined by the company, and which currently are $150,903, $145,314, $139,725 and $122,958, respectively. Each such executive officer also receives additional benefits, including those generally provided to other executive officers of the Company. In addition, each of Mmes. Lipson and Silverberg also receives reimbursement of expenses relating to residing in China. Each employment agreement also contains non-competition provisions that preclude each executive from competing with the Company for a period of two years from the date of termination of employment unless his or her employment is terminated by the Company without cause, as such term is defined in the employment agreements. Each employment agreement has been automatically extended for the one-year period ending April 30, 1999, and is subject to successive annual renewal.

          The Company has obtained individual term life insurance policies covering each of Mmes. Lipson and Silverberg in the amount of $2,000,000 per person. The Company is the sole beneficiary under these policies.

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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

           Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and executive officers, and persons who own more than 10% of the Company's Common Stock, to file with the Securities and Exchange Commission (the "SEC") initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) reports they file. To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company during the one-year period ended December 31, 1998, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% shareholders were complied with, except that Elyse Beth Silverberg and Julius Oestreicher each inadvertently did not timely file one report concerning common stock purchases.

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

           The following table sets forth information as to the ownership of shares of the Company's Common Stock and Class B Common Stock as of April 15, 1999 with respect to (i) holders known to the Company to beneficially own more than five percent of the outstanding Common Stock or the Class B Common Stock, (ii) each director, (iii) the Company's Chief Executive Officer and each other executive officer whose annual cash compensation for 1998 exceeded $100,000 and (iv) all directors and executive officers of the Company as a group. The following calculation takes into account the Company's one-for-eight reverse stock split of its Common Stock, Class B Common Stock, Class A Warrants, Class B Warrants and Units, effective February 26, 1999.


                                            Amount and Nature
                                            of Beneficial
                                            Ownership (2)(3)                             Percent of:
                                ---------------------------------------        -------------------------------
Name and Address of                 Common                  Class B                 Common           Class B
Beneficial Shareholder (1)          Stock             Common Stock (4)(13)          Stock          Common Stock
- --------------------------      --------------     --------------------        ------------     --------------

Roberta Lipson                        61,000(5)             100,000(6)               9.3%               51.6%

Elyse Beth Silverberg                 44,875(7)              65,125                  7.0%               33.6%

Lawrence Pemble                       12,538(8)              18,625                  2.1%                9.6%

Robert C. Goodwin, Jr.                11,543(9)                   0                  1.9%                0%

Julius Y. Oestreicher                  9,250(10)                  0                  1.5%                0%

A. Kenneth Nilsson                     1,250                      0                   *                  0%

D.H. Blair & Co., Inc.               127,488(11)                  0                 18.5%                0%
  Kenton E. Wood
  44 Wall Street
  New York, New York

All Executive Officers and           140,456(12)            183,750                 19.3%               94.8%
Directors as a Group (6 persons)
- ----------------------
* Less than 1%.

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

(4) The Class B Common Stock is entitled to six votes per share, whereas the Common Stock is entitled to one vote per share.

(5) Includes 60,750 shares that may be purchased pursuant to Class A Warrants and Class B Warrants.

(6) Includes 5,000 shares held by the Ariel Benjamin Lee Trust, of which Ms. Lipson is a Trustee.

(7) Includes 40,500 shares that may be purchased pursuant to Class A Warrants and Class B Warrants.

(8) Includes 12,000 shares that may be purchased pursuant to Class A Warrants and Class B Warrants.

(9) Includes 4,032 shares that may be purchased pursuant to Class A Warrants and Class B Warrants and 6,167 shares that may be purchased pursuant to stock options that are exercisable currently or within 60 days.

(10) Does not include 10,000 shares of Common Stock beneficially owned by Mr. Oestreicher's wife, which includes 7,500 shares that may be purchased pursuant to Class A Warrants and Class B Warrants, as to which Mr. Oestreicher disclaims beneficial ownership. Includes 8,000 shares issuable upon the exercise of 2,000 Unit Purchase Options, as defined herein. Each such option represents the right to purchase one unit, each of which consists of one share of Common Stock, one Class A Warrant and one Class B Warrant. Also includes 1,250 shares that may be purchased pursuant to currently exercisable stock options.

(11) The amount and nature of beneficial ownership of these shares by D.H. Blair & Co., Inc. and Kenton E. Wood is based solely on the Schedule 13G filings, as submitted to the Company, of each of D.H. Blair & Co., Inc. and Kenton E. Wood. According to those filings, D.H. Blair & Co., Inc. may be deemed to beneficially own as of April 15, 1999 (as adjusted for the Company's one-for-eight reverse stock split effective February 26, 1999): (i) 18,000 shares underlying a Unit Purchase Option to purchase 4,500 Units; and (ii) 35,562 shares of Common Stock, 20,419 shares that may be purchased pursuant to Class A Warrants and 52,507 shares that may be purchased pursuant to Class B Warrants. According to those filings, Kenton E. Wood may be deemed to beneficially own an additional 1000 shares of Common Stock underlying a Unit Purchase Option to purchase 250 Units owned directly by him. The Company has no independent knowledge of the accuracy or completeness of the information set forth in such Schedule 13G filings, but has no reason to believe that such information is not complete or accurate.

(12) Includes an aggregate of 132,699 shares that may be purchased pursuant to Unit Purchase Options, Class A Warrants, Class B Warrants and currently exercisable stock options.

(13) On March 31, 1999, a total of 56,250 shares of Class B Common Stock, which had been held in escrow since the initial public offering of the Company in August 1994, were canceled and contributed to the Company's capital by Roberta Lipson, Elyse Beth Silverberg and Lawrence Pemble in the amounts of 30,000, 19,875 and 6,375 shares, respectively. Each such person is an executive officer and director of the Company. As of April 15, 1999, there were 193,750 shares of Class B Common Stock outstanding.

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

           Not applicable.


                                   SIGNATURES

           In accordance with Section 13 or 15(d) of the Exchange Act, the Company caused this Form 10-KSB/A to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          U.S.-CHINA INDUSTRIAL EXCHANGE, INC.


April 28, 1998                            By: /s/ Robert C. Goodwin, Jr.
                                             ------------------------------
                                          Robert C. Goodwin, Jr.
                                          Executive Vice President and
                                          General Counsel