Form 10QSB
period 1999-03-31
US CHINA INDUSTRIAL EXCHANGE INC
filed 1999-05-17
CIK 922717

UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                    Washington, D.C. 20549

                           FORM 10-QSB


Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended        March 31, 1999

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

The number of shares outstanding of each of the issuer's classes of common equity, as of May 14, 1998, was 596,563 shares of Common Stock and 193,750 shares of Common Stock Class B.


                       PART I. - FINANCIAL INFORMATION

                     U.S.-CHINA INDUSTRIAL EXCHANGE, INC.
                          CONSOLIDATED BALANCE SHEETS
                                 (Unaudited)

                                                   March 31,     December 31,
                                                     1999            1998
                                                 ___________    ____________

                                    ASSETS
Current assets:
Cash & cash equivalents                          $ 4,891,000     $ 4,723,000
Receivables:
  Trade accounts, less allowance for doubtful
  accounts of $604,000 (1998 and 1999)            10,861,000       7,953,000
  Current portion-long term trade accounts         4,163,000       4,146,000
Inventories, net                                   4,901,000       5,771,000
Other current assets                                 991,000         697,000
                                                  __________      __________
   Total current assets                           25,807,000      23,290,000

Property & equipment, net                          3,860,000       3,914,000
Accounts receivable, long term                       350,000         551,000
Other                                                835,000         798,000
                                                  __________      __________
  Total assets                                   $30,852,000     $28,553,000
                                                 ===========     ===========

                    LIABILITIES AND SHAREHOLDER'S EQUITY

Current liabilities:
Accounts payable and accrued expenses           $ 14,218,000     $12,086,000
Accrued contract training                          1,199,000       1,101,000
Current portion-long term accounts payable, net    2,799,000       2,841,000
Income taxes payable                                  40,000          57,000
                                                  __________      __________
  Total current liabilities                       18,256,000      16,085,000
Long term accounts payable, net                       95,000         272,000
                                                  __________      __________
  Total liabilities                               18,351,000      16,357,000

Shareholders' equity:
Preferred stock, $.01 par value: Authorized -
   5,000,000 shares, none issued
Common stock, $.01 par value
   Authorized - 30,000,000 shares
   (including 2,000,000 designated class B);
   Common stock - 596,563 shares issued
   and outstanding for each period                     6,000           6,000
Common stock-Class B - 193,750 and 250,000
   issued and outstanding as of March 31, 1999
   and December 31, 1998 respectively                  2,000           3,000
Additional paid in capital                        17,294,000      17,294,000
Foreign currency equity translation
   adjustment                                          2,000           2,000
Accumulated Deficit                               (4,803,000)     (5,109,000)
                                                  __________      __________
  Total shareholders' equity                      12,501,000      12,196,000
                                                  __________      __________
  Total liabilities and shareholders' equity     $30,852,000     $28,553,000
                                                 ===========     ===========

                     U.S.-CHINA INDUSTRIAL EXCHANGE, INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)

                                                 Three months ended March 31,
                                                      1999            1998

Total Net Revenue                                 $9,405,000      $2,913,000

Cost and Expenses
  Cost of goods sold                               6,701,000       2,138,000
  Salaries and payroll taxes                       1,440,000       1,174,000
  Travel and entertainment                           261,000         273,000
  Other                                              874,000         887,000
                                                 ___________       _________
  Total Costs and Expenses                         9,276,000       4,471,000

Income/(Loss) from Operations                        129,000      (1,559,000)

Other Income and Expenses
  Interest Expense                                    (8,000)        (12,000)
  Interest Income                                          0          67,000
  Miscellaneous Income                               202,000         138,000
                                                 ___________       _________
  Total Other Income/Expenses                        194,000         193,000

Income/(loss) Before Provision for Taxes             323,000      (1,366,000)
Provision for Income Taxes                           (17,000)        (41,000)
                                                 ___________       _________
Net Income/(Loss)                                $   306,000     $(1,407,000)
                                                 ===========      ==========
Net Income/(Loss) per Share                      $      0.39      $    (1.78)
                                                 ===========      ==========
Weighted average shares outstanding                  790,313         790,313
                                                 ===========      ==========

                     U.S.-CHINA INDUSTRIAL EXCHANGE, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)


                                                 Three months ended March 31,
                                                      1999            1998

Operating activities
Net income/(loss)                                $   306,000     $(1,407,000)
Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation                                         165,000         149,000
Inventory write-down                                  40,000          35,000
Changes in operating assets and liabilities:
  Accounts receivable                             (2,724,000)      1,942,000
  Inventories                                        830,000        (328,000)
  Other current assets                              (294,000)       (145,000)
  Other assets                                       (38,000)        (55,000)
  Accounts payable and accrued expenses            2,011,000        (551,000)
  Income taxes payable                               (17,000)         65,000
  Restructuring                                            0        (135,000)
                                                 ___________      __________
Net cash used in operating activities                279,000        (430,000)

Investing activities
Purchase of property and equipment                  (111,000)        (90,000)
                                                 ___________      __________
Net cash used in investing activities               (111,000)        (90,000)

Financing activities
Repayment of short term borrowings                         0        (467,000)
                                                 ___________      __________
Net cash used in financing activities                      0        (467,000)

Effect of foreign exchange rate changes on
  cash and cash equivalents                                0               0
                                                 ___________      __________
Net increase (decrease) in cash and
   cash equivalents                                  168,000        (987,000)
Cash and cash equivalents at beginning of
   period                                          4,723,000       6,228,000
                                                 ___________     ___________
Cash and cash equivalents at end of period       $ 4,891,000     $ 5,241,000
                                                 ===========     ===========

                     U.S.-CHINA INDUSTRIAL EXCHANGE, INC.
                        NOTES TO FINANCIAL STATEMENTS
                               March 31, 1998


Note 1.  Statement of Information Furnished
	 The accompanying unaudited consolidated financial statements have been prepared in accordance with Form 10-QSB instructions and in the opinion of management contain all adjustments and normal or recurring accruals as necessary to present fairly the financial position as of March 31, 1999, the results of operations for the quarters ended March 31, 1999 and 1998 and the cash flows for the quarters ended March 31, 1999 and 1998. These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's Form 10-KSB.
	 Certain information and footnote disclosure normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that the accompanying consolidated financial statements be read in conjunction with the financial statements and notes thereto incorporated in the Company's Form 10-KSB.

Note 2.  Segment Information
  The following segmental information has been provided in response to the Company's adoption of Financial Accounting Standards No. 131, 'Disclosures about Segments of an Enterprise and Related Information':


For the three months ended March 31, 1999:

Segments          Healthcare Products  Healthcare Services      Total
Assets                $26,519,000          $4,333,000        $30,852,000
                      ===========          ==========        ===========

Revenue               $ 8,643,000          $  762,000        $ 9,405,000

Gross Profit            2,057,000               n/a               n/a
Gross Profit %             24%

Expenses                1,707,000             983,000        $ 9,276,000
                      -----------           ---------        -----------
Income (loss)from
operations                350,000            (221,000)           129,000

Income from combined operations       129,000
Other income/expense, net             194,000
                                  -----------
Income before income tax           $  323,000
                                   ==========

  Intersegment transactions were insignificant during the three months ended March 31, 1999. All of the Company's revenue is attributable to its operations in China.


For the quarter ended March 31, 1998:

Segments          Healthcare Products  Healthcare Services      Total
Assets                $20,085,000          $4,000,000        $24,085,000
                      ===========          ==========        ===========

Revenue               $ 2,729,000          $  184,000        $ 2,913,000

Gross Profit              612,000               n/a               n/a
Gross Profit %             22%

Expenses                1,734,000             621,000        $ 4,472,000
                      -----------           ---------        -----------
Loss from operations   (1,122,000)           (437,000)        (1,559,000)


Loss from combined operations      (1,559,000)
Other income                          193,000
                                   ----------
Loss before tax                    (1,366,000)
                                   ==========

  Intersegment transactions were insignificant during the three months ended
March 31, 1998. All of the Company's revenue is attributable to its operations in China.

Note 3.  Shareholders Equity

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

  Effective March 31, 1999 the Company cancelled and contributed to capital
56,250 Common Stock-Class B shares placed in escrow. The total amount of Common Stock-Class B shares issued and outstanding is now 193,750.

  The following is an illustration of the reconciliation of the numerators and denominators of the basic and diluted Earnings per Share (EPS) computations for "income before extraordinary item and accounting change" and other related disclosures:


<CAPTION
                                      For the Quarter Ended March 31, 1998
                                   -------------------------------------------
                                     Loss             Shares         Per-Share
                                  (Numerator)      (Denominator)       Amount

Basic EPS
Net loss                          $(1,407,000)         790,313         $(1.78)

Effect of Dilutive Securities
Warrants and Options                                      --
                                  -----------        ---------         ------
Diluted EPS
Net loss                          $(1,407,000)         790,313         $(1.78)
                                  ===========        =========         ======

<CAPTION
                                      For the Quarter Ended March 31, 1999
                                  -------------------------------------------
                                    Income            Shares         Per-Share
                                  (Numerator)      (Denominator)       Amount

Basic EPS
Net Income                        $   306,000          790,313         $  .39

Effect of Dilutive Securities
Warrants and Options                                      --
                                  -----------        ---------         ------
Diluted EPS
Net Income                        $   306,000          790,313         $  .39
                                  ===========        =========         ======

                  U.S.-CHINA INDUSTRIAL EXCHANGE, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operation

Quarter ended March 31, 1999 compared to quarter ended March 31, 1998

  The Company's revenues are derived in two ways: sales of Healthcare Products and Healthcare Services.

  The Company's revenue (sales plus net commission income) for the quarter ended March 31, 1999 increased $6,492,000 or 223% from the quarter ended March 31, 1998. Revenues from Healthcare Products contributed $8,643,000 or 92% of total revenues; Healthcare Services contributed $762,000 or 8% of total revenues. The increase in revenue was principally related to the shipment of $4.4 million in goods related to the Export-Import Bank loan transaction (EXIM) and $.6 million increase in Healthcare Services.

  The Company's gross profit percentage on Healthcare Product revenue (as stated in Note 2 in the accompanying interim financial statements) for the quarter ended March 31, 1999 was 24% as compared to 22% for the quarter ended March 31, 1998. The higher gross profit margin is attributable to higher sales leveraged against certain fixed costs. The company does not combine its two business segments in computing gross profit and does not calculate gross profit precentage for the Healthcare Services segment as the costs associated with that segment do not lend themselves to such measures and industry standards follow this approach.

  The Company's Healthcare Products cost of goods sold for the quarter ended March 31, 1999 and 1998 were $6,586,000 and $2,117,000 respectively. The increase in cost of goods of $4,469,000 is principally related to the EXIM transaction shipments.

  The other expenses for Healthcare Products for the quarter ended March 31, 1999 and 1998 were $1,707,000 and $1,734,000 repectively. An increase in salary costs of $83,000 were offset by decreases in travel and entertainment of $4,000 and other costs of $107,000 due to continued cost controls.

  The expenses from the Healthcare Services business were $983,000 during the quarter ended March 31, 1999 as compared with $621,000 for the quarter ended March 31, 1998. This increase is principally due to the Beijing United Family Hospital operating on a 24 hour availability, which did not happen the prior year until the second quarter, as well as additional costs related to the increase in patient activity as well as the expansion of Heathcare Services through the opening of a dental clinic.

  Interest income for the quarter ended March 31, 1999 and 1998 was $0 and $67,000 respectively. The decrease is principally due to a decline in available funds for investment.

  Other income rose to $202,000 for the quarter ended March 31, 1999 as compared with $138,000 for the quarter ended March 31, 1998. The increase is principally due to income of $35,000 from final contracts associated with the phase out of all non-healthcare related product areas.

Liquidity and Capital Resources

  In the third quarter 1998, the Chinese Government introduced new foreign exchange regulations which have severely limited the Company's ability to repatriate foreign exchange from China related to prior receivables and slowed the implementation of payment procedures (such as opening of letters of credit) on existing contracts. New contracts which the Company has entered into since September 1, 1998 have not been affected by these regulations and receipt of foreign exchange with respect to these have not presented difficulties. However, for pre-September 1998 contracts the regulations are impacting the Company's receipt of U.S. dollars from China pursuant to the contractual terms of the transactions in connection with receivables for goods previously shipped. China's State Administration of Foreign Exchange ("SAFE") issued a circular effective September 1, 1998 which increases both documentation and procedures for the processing and release of foreign exchange payments. Most Chinese importers to which the Company has sold goods have said that they are unable to produce the documents now required for foreign remittances. This problem has impacted all companies which sell goods to China. The Company has been working with the U.S. government, other similarly situated foreign companies and with the Chinese government to solve this problem. In meetings with Chinese government officials on these issues, the Company was advised that it should arrange to accept local currency payments for some of the outstanding amounts and the Company has done this. The Company advised its suppliers that cash flow from China for previously sold goods had slowed significantly and requested that its suppliers restructure the Company's payables in light of the cash flow difficulties caused by these regulations. The Company successfully negotiated with its principal suppliers a restructuring of the Company's payables. In some cases the restructuring involves the extension of the due dates on invoices, in other cases the restructuring provided specifically that invoices related to pre-September 1, 1998, shipments are to be paid by the Company from the proceeds of the $14 million Export-Import Bank transaction (which the Company expects to receive in May 1999). The Company recognized revenue totaling $2.2 million related to this transaction in 1998, $4.4 million in the quarter ended March 31, 1999 and anticipates recognizing the remaining $7.4 million of revenue in the second quarter of 1999.

  The increase in accounts receivable during the quarter ended March 31, 1999 of $2,724,000 is principally related to the shipment of goods under the EXIM transaction. The Company expects to receive this payment in May 1999.

  During the quarter ended March 31, 1999 accounts payable increased $2,011,000 and is related to the payment of the EXIM transaction. The Company expects to pay down this balance when it receives payment.

  The Company negotiated a revision in certain extended payment payables with a supplier to defer approximately $335,000 of payables through mid 1999.

  Inventories decreased as a result of shipping goods under the EXIM transaction offset by continued increases in certain consumable products.

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

  The Company began an assessment of the implications of the Year 2000 issues during late 1997. At March 31, 1999, the process of evaluating the Company's services, products, internal systems and backup plan was still underway and is to be completed in 1999. At this time, the actual impact of Year 2000 compliance on the Company's future results of operations, capital spending, and business operations is not known, but is not expected to be material. Aside from certain personnel time the cash outlay for compliance is estimated to be less than $20,000.

  The Company's analysis is addressing issues related to its suppliers as well as issues related to its own internal systems as well as those of its subsidiary hospital and distribution operations. As a distributor of high-technology medical equipment and a provider of healthcare services, the Company needs to be assured that it has all relevant information from its suppliers with respect to Year 2000 implications of the equipment which the Company sells or utilizes. Some units previously sold by the Company or currently in use by the Company's hospital and distribution operations may need retrofit in the field. In addition, the Company may incur expense to train its service engineers to repair certain specific software or other problems with respect to this equipment. There may also be some minor additional expense related to transportation to end-user sites in China, but, based on analysis to date, the principal expense of retrofitting equipment with new components is likely to be absorbed by the original equipment manufacturer. The process of evaluating the Year 2000 issues related to the equipment which the Company sells is ongoing.

  With the exception of historical information, the matters discussed or incorporated by reference in this Report on Form 10-QSB are forward-looking statements that involve risks and uncertainties. These forward-looking statements include, but are not limited to, statements about the Company's (i) performance goals, (ii) future revenues and earnings, (iii) markets and (iv) proposed new operations. Actual results could differ materially from such forward-looking statements because of, among other things, the following factors: developments relating to conducting business in China (including political, economic, regulatory and legal matters), the timing of the Company's revenues, risks relating to commencement and early operation of healthcare services, dependence on certain suppliers, and extension of credit terms.


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


                                  U.S.-CHINA INDUSTRIAL EXCHANGE, INC.




May 14, 1999                      /S/ Lawrence Pemble
Date                              Lawrence Pemble
                                  Executive Vice President Finance and
                                  Director




May 14, 1999                      /S/ Ronald Zilkowski
Date                              Ronald Zilkowski
                                  Vice President Finance and Controller