Form 10QSB
period 1999-06-30
US CHINA INDUSTRIAL EXCHANGE INC
filed 1999-08-16
CIK 922717

UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                    Washington, D.C. 20549

                           FORM 10-QSB


Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended        June 30, 1999

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

     The number of shares outstanding of each of the issuer's classes of common equity, as of August 12, 1999, was 596,563 shares of Common Stock and 193,750 shares of Common Stock Class B.


                       PART I. - FINANCIAL INFORMATION

                     U.S.-CHINA INDUSTRIAL EXCHANGE, INC.
                          CONSOLIDATED BALANCE SHEETS
                                 (Unaudited)

                                                    June 30,     December 31,
                                                     1999            1998
                                                 ___________    ____________

                                    ASSETS
Current assets:
Cash & cash equivalents                          $ 7,711,000     $ 4,723,000
Receivables:
  Trade accounts, less allowance for doubtful
  accounts of $604,000 (1998 and 1999)             3,446,000       7,953,000
  Current portion-long term trade accounts         3,795,000       4,146,000
Inventories, net                                   4,523,000       5,771,000
Other current assets                                 968,000         697,000
                                                  __________      __________
   Total current assets                           20,443,000      23,290,000

Property & equipment, net                          3,903,000       3,914,000
Accounts receivable, long term                       192,000         551,000
Other                                                812,000         798,000
                                                  __________      __________
  Total assets                                   $25,350,000     $28,553,000
                                                 ===========     ===========

                    LIABILITIES AND SHAREHOLDER'S EQUITY

Current liabilities:
Accounts payable and accrued expenses           $  8,965,000     $12,086,000
Accrued contract training                          1,626,000       1,101,000
Current portion-long term accounts payable, net    1,379,000       2,841,000
Income taxes payable                                       0          57,000
                                                  __________      __________
  Total current liabilities                       11,970,000      16,085,000
Long term accounts payable, net                       62,000         272,000
                                                  __________      __________
  Total liabilities                               12,032,000      16,357,000

Shareholders' equity:
Preferred stock, $.01 par value: Authorized -
   5,000,000 shares, none issued
Common stock, $.01 par value
   Authorized - 30,000,000 shares
   (including 2,000,000 designated Class B);
   Common stock - 596,563 shares issued
   and outstanding for each period                     6,000           6,000
Common stock-Class B - 193,750 and 250,000
   issued and outstanding as of June 30, 1999
   and December 31, 1998 respectively                  2,000           3,000
Additional paid in capital                        17,294,000      17,294,000
Foreign currency equity translation
   adjustment                                          2,000           2,000
Accumulated Deficit                               (3,986,000)     (5,109,000)
                                                  __________      __________
  Total shareholders' equity                      13,318,000      12,196,000
                                                  __________      __________
  Total liabilities and shareholders' equity     $25,350,000     $28,553,000
                                                 ===========     ===========

                     U.S.-CHINA INDUSTRIAL EXCHANGE, INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)

                                            Three months ended June 30,       Six months ended June 30,
                                                 1999            1998             1999            1998

Total Net Revenue                           $13,240,000      $5,508,000      $22,645,000      $8,421,000

Cost and Expenses
  Cost of goods sold                          9,501,000       3,564,000       16,202,000       5,702,000
  Salaries and payroll taxes                  1,815,000       1,233,000        3,255,000       2,407,000
  Travel and entertainment                      340,000         483,000          601,000         756,000
  Other                                       1,028,000       1,198,000        1,902,000       2,085,000
                                            ___________       _________      ___________      __________
  Total Costs and Expenses                   12,684,000       6,478,000       21,960,000      10,950,000

Income/(Loss) from Operations                   556,000      (  970,000)         685,000      (2,529,000)

Other Income and Expenses, net                  313,000         302,000          507,000         495,000

Minority Interest                               (18,000)              0          (18,000)              0
                                            ___________       _________      ___________      __________

Income/(loss) Before Provision for Taxes        851,000      (  668,000)       1,174,000      (2,034,000)
Provision for Income Taxes                      (34,000)        ( 3,000)         (51,000)        (44,000)
                                             ___________       _________      ___________       _________
Net Income/(Loss)                           $   817,000     $(  671,000)     $ 1,123,000     $(2,078,000)
                                             ===========      ==========      ===========      ==========
Net Income/(Loss) per Share                 $      1.03      $    ( .85)     $      1.42      $    (2.63)
                                             ===========      ==========      ===========      ==========
Weighted average shares outstanding             790,313         790,313          790,313         790,313
                                             ===========      ==========      ===========      ==========

                     U.S.-CHINA INDUSTRIAL EXCHANGE, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)


                                                   Six months ended June 30,
                                                      1999            1998

Operating activities
Net income/(loss)                                $ 1,123,000     $(2,078,000)
Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation                                         356,000         302,000
Inventory write-down                                  84,000          74,000
Changes in operating assets and liabilities:
  Accounts receivable                              5,218,000       2,953,000
  Inventories                                      1,164,000        (803,000)
  Other current assets                              (271,000)       (151,000)
  Other assets                                       (14,000)         16,000
  Accounts payable and accrued expenses           (4,270,000)       (922,000)
  Income taxes payable                               (57,000)        (30,000)
  Restructuring Reserve                                    0        (178,000)
                                                 ___________      __________
Net cash used in operating activities              3,333,000        (817,000)

Investing activities
Purchase of property and equipment                  (345,000)       (163,000)
                                                 ___________      __________
Net cash used in investing activities               (345,000)       (163,000)

Financing activities
Repayment of short term borrowings                         0        (467,000)
                                                 ___________      __________
Net cash used in financing activities                      0        (467,000)
                                                 ___________      __________
Net increase (decrease) in cash and
   cash equivalents                                2,988,000      (1,447,000)
Cash and cash equivalents at beginning of
   period                                          4,723,000       6,228,000
                                                 ___________     ___________
Cash and cash equivalents at end of period       $ 7,711,000     $ 4,781,000
                                                 ===========     ===========

                     U.S.-CHINA INDUSTRIAL EXCHANGE, INC.
                        NOTES TO FINANCIAL STATEMENTS
                               June 30, 1999


Note 1.  Statement of Information Furnished
   The accompanying unaudited consolidated financial statements have been prepared in accordance with Form 10-QSB instructions and in the opinion of management contain all adjustments and normal or recurring accruals as necessary to present fairly the financial position as of June 30, 1999, the results of operations for the three- and six-months ended June 30, 1999 and 1998 and the cash flows for the six months ended June 30, 1999 and 1998. These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's Form 10-KSB.
   Certain information and footnote disclosure normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that the accompanying consolidated financial statements be read in conjunction with the financial statements and notes thereto incorporated in the Company's Form 10-KSB.

Note 2.  Segment Information
  The following segmental information has been provided in response to the Company's adoption of Financial Accounting Standards No. 131, 'Disclosures about Segments of an Enterprise and Related Information':


For the six months ended June 30, 1999:

Segments          Healthcare Products  Healthcare Services      Total
Assets                $20,746,000          $4,604,000        $25,350,000
                      ===========          ==========        ===========

Revenue               $20,820,000          $1,825,000        $22,645,000

Gross Profit            4,878,000               n/a               n/a
Gross Profit %             23%

Expenses                3,914,000           2,104,000        $ 5,758,000
                      -----------           ---------        -----------
Income (loss)from
operations                964,000            (279,000)           685,000

Income from combined operations       685,000
Other income/expense, net             489,000
                                  -----------
Income before income tax           $1,174,000
                                   ==========

  Intersegment transactions were insignificant during the six months ended June 30, 1999. All of the Company's revenue is attributable to its operations in China.


For the six months ended June 30, 1998:

Segments          Healthcare Products  Healthcare Services      Total
Assets                $19,050,000          $3,855,000        $22,905,000
                      ===========          ==========        ===========

Revenue               $ 7,777,000          $  644,000        $ 8,421,000

Gross Profit            2,169,000               n/a               n/a
Gross Profit %             28%

Expenses                3,921,000           1,421,000        $ 4,472,000
                      -----------           ---------        -----------
Loss from operations   (1,752,000)           (777,000)        (2,529,000)


Loss from combined operations      (2,529,000)
Other income                          495,000
                                   ----------
Loss before tax                    (2,034,000)
                                   ==========

  Intersegment transactions were insignificant during the six months ended June
30, 1998. All of the Company's revenue is attributable to its operations in China.

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

  Effective March 31, 1999 the Company cancelled 56,250 Common Stock-Class B shares placed in escrow. The total amount of Common Stock-Class B shares issued and outstanding is now 193,750.

  The following is an illustration of the reconciliation of the numerators and denominators of the basic and diluted Earnings per Share (EPS) computations for "income before extraordinary item and accounting change" and other related disclosures:


<CAPTION
                                     For the Six Months Ended June 30, 1998
                                   -------------------------------------------
                                     Loss             Shares         Per-Share
                                  (Numerator)      (Denominator)       Amount

Basic EPS
Net loss                          $(2,078,000)         790,313         $(2.63)

Effect of Dilutive Securities
Warrants and Options                                      --
                                  -----------        ---------         ------
Diluted EPS
Net loss                          $(2,078,000)         790,313         $(2.63)
                                  ===========        =========         ======

<CAPTION
                                     For the Six Months Ended June 30, 1999
                                  -------------------------------------------
                                    Income            Shares         Per-Share
                                  (Numerator)      (Denominator)       Amount

Basic EPS
Net Income                        $ 1,123,000          790,313         $ 1.42

Effect of Dilutive Securities
Warrants and Options                                      --
                                  -----------        ---------         ------
Diluted EPS
Net Income                        $ 1,123,000          790,313         $ 1.42
                                  ===========        =========         ======

                  U.S.-CHINA INDUSTRIAL EXCHANGE, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operation

Three months ended June 30, 1999 compared to three months ended June 30, 1998

  The Company's revenues are derived in two ways: sales of Healthcare Products and Healthcare Services.

  The Company's revenue (sales plus net commission income) for the three months ended June 30, 1999 increased $7,732,000 or 140% from the three months ended June 30, 1998. The increase in revenue was principally related to the shipment of $7.4 million in products financed through the Export-Import Bank loan transaction (EXIM) and a $.6 million increase in Healthcare Services. Revenues from Healthcare Products contributed $12,177,000 or 92% of total revenues; Healthcare Services contributed $1,063,000 or 8% of total revenues.

  The Company's gross profit percentage on Healthcare Product revenue (as stated in Note 2 in the accompanying interim financial statements) for the three months ended June 30, 1999 was 23% as compared to 28% for the three months ended June 30, 1998. The lower gross profit margin is attributable principally to higher financing costs for the EXIM transaction. The company does not combine its two business segments in computing gross profit and, in accordance with industry practice, does not calculate gross profit precentage for the Healthcare
Services segment.

  The Company's Healthcare Products cost of goods sold for the three months ended June 30, 1999 and 1998 were $9,356,000 and $3,491,000 respectively. The increase in cost of goods sold of $5,865,000 is principally related to sales financed through EXIM.

  The other expenses for Healthcare Products for the three months ended June 30, 1999 and 1998 were $2,207,000 and $2,187,000 respectively. An increase in salary and bonuses of $374,000 were offset by decreases in travel and entertainment of $149,000 and other costs of $205,000 due to continued cost controls.

  The expenses from the Healthcare Services business were $1,121,000 during the three months ended June 30, 1999 as compared with $800,000 for the three months ended June 30, 1998. This increase is principally due to additional costs related to the increase in patient activity as well as the expansion of Heathcare Services at Beijing United Family Hospital.

  Other income and expense, net for the three months ended June 30, 1999 and 1998 were $313,000 and $302,000 respectively. About half of other income, in both periods, is from sub-leasing a portion of the building housing the hospital. The remainder of the income for 1999 is principally interest income on higher investments. In 1998, the Company had low interest income but generated miscellaneous income from final contracts associated with the phase out of all non-healthcare related product areas.

Six months ended June 30, 1999 compared to six months ended June 30, 1998

  The Company's revenues are derived in two ways: sales of Healthcare Products and Healthcare Services.

  The Company's revenue (sales plus net commission income) for the six months ended June 30, 1999 increased $14,224,000 or 169% from the six months ended June 30, 1998. The increase in revenue was principally related to the shipment of $11.7 million in products financed through EXIM and a $1.2 million increase in Healthcare Services. Revenues from Healthcare Products contributed $20,820,000 or 92% of total revenues; Healthcare Services contributed $1,825,000 or 8% of total revenues.

  During this six month period the Company completed the shipment of products pursuant to the EXIM loan transaction. The Company continues its efforts to arrange future similar financings, but there can be no assurances of when this may occur.

  The Company's gross profit percentage on Healthcare Product revenue (as stated in Note 2 in the accompanying interim financial statements) for the six months ended June 30, 1999 was 23% as compared to 28% for the six months ended June 30, 1998. The lower gross profit margin is attributable principally to higher financing costs for the EXIM transaction. The company does not combine its two business segments in computing gross profit and, in accordance with industry practice, does not calculate gross profit precentage for the Healthcare Services segment.

  The Company's Healthcare Products cost of goods sold for the six months ended June 30, 1999 and 1998 were $15,942,000 and $5,608,000 respectively. The increase in cost of goods sold of $10,334,000 is principally related to sales financed through EXIM.

  The other expenses for Healthcare Products for the six months ended June 30, 1999 and 1998 were $3,914,000 and $3,921,000 respectively. An increase in salary and bonuses of $457,000 were offset by decreases in travel and entertainment of $153,000 and other costs of $311,000 due to continued cost controls.

  The expenses from the Healthcare Services business were $2,104,000 during the six months ended June 30, 1999 as compared with $1,421,000 for the six months ended June 30, 1998. This increase is principally due to additional costs related to the increase in patient activity as well as the expansion of Heathcare Services at Beijing United Family Hospital.

  Other income and expense, net for the six months ended June 30, 1999 and 1998 were $507,000 and $495,000 respectively. About half of other income, in both periods, is from sub-leasing a portion of the building housing the hospital. The remainder of the income for 1999 is principally interest income on higher investments. In 1998, the Company had low interest income but generated miscellaneous income from final contracts associated with the phase out of all non-healthcare related product areas.

Liquidity and Capital Resources

  In the third quarter 1998, the Chinese Government introduced new foreign exchange regulations which severely limited the Company's ability to repatriate foreign exchange from China related to prior receivables and slowed the implementation of payment procedures (such as opening of letters of credit) on existing contracts. New contracts which the Company has entered into since September 1, 1998 have not been affected by these regulations and receipt of foreign exchange with respect to these have not presented difficulties. However, for pre-September 1998 contracts the regulations are impacting the Company's receipt of U.S. dollars from China pursuant to the contractual terms of the transactions in connection with receivables for goods previously shipped. China's State Administration of Foreign Exchange ("SAFE") issued a circular effective September 1, 1998 which increases both documentation and procedures for the processing and release of foreign exchange payments. Most Chinese importers to which the Company has sold goods have said that they are unable to produce the documents now required for foreign remittances. This problem has impacted all companies which sell goods to China. The Company has been working with the U.S. government, other similarly situated foreign companies and with the Chinese government to solve this problem. In meetings with Chinese government officials on these issues, the Company was advised that it should arrange to accept local currency payments for some of the outstanding amounts and the Company has done this. The Company advised its suppliers that cash flow from China for previously sold goods had slowed significantly and requested that its suppliers restructure the Company's payables in light of the cash flow difficulties caused by these regulations. The Company successfully negotiated with its principal suppliers a restructuring of the Company's payables. In some cases the restructuring involved the extension of the due dates on invoices, in other cases the restructuring provided specifically that invoices related to pre-September 1, 1998, shipments were to be paid by the Company from the proceeds of the $14 million Export-Import Bank transaction (which the Company received in May 1999). The Company recognized revenue totaling $2.2 million related to this transaction in 1998, $4.4 million in the quarter ended March 31, 1999 and recognized the remaining $7.4 million of revenue in the second quarter of 1999. These issues relating to the Company's payables have now been resolved.

  The decrease in accounts receivable during the six months ended June 30, 1999 of $5,218,000 is principally related to the EXIM transaction. The Company received payment in May 1999.

  During the six months ended June 30, 1999 accounts payable decreased $4,270,000 and is related to payments made to suppliers under the EXIM transaction. This payment was made in May 1999.

  The Company negotiated a revision in certain extended payment payables with a supplier to defer approximately $167,000 of payables through mid 1999.

  Inventories decreased $1,164,000 as a result of shipping goods under the EXIM transaction offset by continued increases in certain consumable products.

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

  The Company began an assessment of the implications of the Year 2000 (Y2K) during late 1997. At June 30, 1999 the process of evaluating the Company's services, products, internal systems and backup plan was mostly complete. At this time, the actual impact of Year 2000 compliance on the Company's future results of operations, capital spending, and business operations is not known but it is not expected to be material. Aside from certain personnel time the cash outlay for compliance is estimated to be less than $20,000. However, as noted below, there are considerable uncertainties with respect to the external environment in China and whether infrastructure problems with such things as water and electricity could occur.

  As a distributor of high-technology medical equipment and a provider of healthcare services, the Company needs to be assured that it has all relevant information from its suppliers with respect to Year 2000 implications of the equipment which the Company sells or utilizes. Some units previously sold by the Company or currently in use by the Company's hospital and distribution operations will need retrofit in the field. In addition, the Company has incurred some minimal expenses to repair certain specific problems with respect to this equipment.

  In approaching the question of whether there could be problems with the equipment which the company had sold, our concerns were twofold. First, if the equipment is still under warranty the Company would have the obligation for implementing any required repairs or upgrades. Second, if the equipment is not under warranty the Company nevertheless desires to make sure that customers are aware of the steps that they must take to address possible Y2K problems with their equipment. A Company Task Force identified all individual items of equipment which had been sold by the Company in China over the past ten years. We then narrowed the list down to exclude some of the equipment from manufacturers which the Company no longer represented in China.

  The Task Force then contacted each of the manufacturers to inquire whether the equipment was Y2K compliant so that we could alert the Chinese purchasers. In most of the cases the manufacturers indicated that the equipment was already Y2K compliant. In some cases we were informed that a software upgrade would be required. We have informed customers of this information and have installed some upgrades and undertaken repairs for customers. We anticipate installing a few more software upgrades between now and the end of the year. In virtually every case the manufacturer has assumed financial responsibility for the upgrades so there is little impact on the Company other than the time expended by our service engineers in China. Cost have been minimized by handling multiple units on one trip of a Company engineer.

  In cases where the Company no longer is the representative for a particular manufacturer's products, we have given the customers contact information for the new dealer.

  With respect to the Company's computer and communication systems we have completed a detailed review of all software and hardware in both the United States and China. Necessary upgrades and adjustments have been made where required. There are minor issues with respect to some of the software but none of these will impact on operations. We have also reviewed the telephone systems in both Bethesda and Beijing and have determined that they are Y2K compliant. We are still in the process of completing the review of the various equipment and systems at Beijing United Family Hospital and expect to have that completed prior to October of this year.

  One issue relating to Y2K which is beyond the control of the Company relates to the external environment, both in the United States and China. While experts do not expect serious disruptions in the United States in such areas as financial systems, communications, electricity and water supply, such disruptions are possible. If there are any such disruptions they will adversely affect the Company. More significantly, infrastructure disruptions in China are more likely than they are in the United States and the Company's principal operations are focused in that country. The process of rigorous review and testing of infrastructure systems which is occurring in the United States has not yet seen widespread application in China. Accordingly, there is considerable risk that the Company could suffer adverse impact from Y2K problems in China related to the infrastructure there.

  The Company has some backup plans for such an eventuality at its Beijing United Family Hospital including, for example, a backup generator. Other back up issues at the hospital remain under consideration and review.

Forward Looking Statements

  With the exception of historical information, the matters discussed or incorporated by reference in this Report on Form 10-QSB are forward-looking statements that involve risks and uncertainties. These forward-looking statements include, but are not limited to, statements about the Company's (i) performance goals, (ii) future revenues and earnings, (iii) markets and (iv) proposed new operations. Actual results could differ materially from such forward-looking statements because of, among other things, the following factors: developments relating to conducting business in China (including political, economic, regulatory and legal matters), the timing of the Company's revenues, particularly as affected by the availability of future EXIM financings, as to which there can be no assurance, risks relating to commencement and early operation of healthcare services, dependence on certain suppliers, and extension of credit terms.


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


                                  U.S.-CHINA INDUSTRIAL EXCHANGE, INC.




August 13, 1999                   /S/ Lawrence Pemble
Date                              Lawrence Pemble
                                  Executive Vice President Finance and
                                  Director




August 13, 1999                   /S/ Ronald Zilkowski
Date                              Ronald Zilkowski
                                  Vice President Finance and Controller