Form 10QSB
period 1999-09-30
US CHINA INDUSTRIAL EXCHANGE INC
filed 1999-11-15
CIK 922717

UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                    Washington, D.C. 20549

                           FORM 10-QSB


Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended        September 30, 1999

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

     The number of shares outstanding of each of the issuer's classes of common equity, as of November 12, 1999, was 596,563 shares of Common Stock and 193,750 shares of Common Stock Class B.


                       PART I. - FINANCIAL INFORMATION

                     U.S.-CHINA INDUSTRIAL EXCHANGE, INC.
                          CONSOLIDATED BALANCE SHEETS
                                 (Unaudited)

                                                September 30,    December 31,
                                                     1999            1998
                                                 ___________    ____________

                                    ASSETS
Current assets:
Cash & cash equivalents                          $ 5,422,000     $ 4,723,000
Receivables:
  Trade accounts, less allowance for doubtful
  accounts of $604,000 (1998 and 1999)             3,842,000       7,953,000
  Current portion-long term trade accounts         3,172,000       4,146,000
Inventories, net                                   5,298,000       5,771,000
Other current assets                                 980,000         697,000
                                                  __________      __________
   Total current assets                           18,714,000      23,290,000

Property & equipment, net                          3,870,000       3,914,000
Accounts receivable, long term                       323,000         551,000
Other                                                847,000         798,000
                                                  __________      __________
  Total assets                                   $23,754,000     $28,553,000
                                                 ===========     ===========

                    LIABILITIES AND SHAREHOLDER'S EQUITY

Current liabilities:
Accounts payable and accrued expenses           $  8,456,000     $12,086,000
Accrued contract training                          1,408,000       1,101,000
Current portion-long term accounts payable, net      770,000       2,841,000
Income taxes payable                                  37,000          57,000
                                                  __________      __________
  Total current liabilities                       10,671,000      16,085,000
Long term accounts payable, net                      210,000         272,000
                                                  __________      __________
  Total liabilities                               10,881,000      16,357,000

Shareholders' equity:
Preferred stock, $.01 par value: Authorized -
   5,000,000 shares, none issued
Common stock, $.01 par value
   Authorized - 30,000,000 shares
   (including 2,000,000 designated Class B);
   Common stock - 596,563 shares issued
   and outstanding for each period                     6,000           6,000
Common stock-Class B - 193,750 and 250,000
   issued and outstanding as of June 30, 1999
   and December 31, 1998 respectively                  2,000           3,000
Additional paid in capital                        17,294,000      17,294,000
Foreign currency equity translation
   adjustment                                          2,000           2,000
Accumulated Deficit                               (4,431,000)     (5,109,000)
                                                  __________      __________
  Total shareholders' equity                      12,873,000      12,196,000
                                                  __________      __________
  Total liabilities and shareholders' equity     $23,754,000     $28,553,000
                                                 ===========     ===========

                     U.S.-CHINA INDUSTRIAL EXCHANGE, INC
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)

                                         Three months ended September 30,  Nine months ended September 30,
                                                 1999            1998             1999            1998

Total Net Revenue                           $ 6,966,000      $3,365,000      $29,611,000     $11,786,000

Cost and Expenses
  Cost of goods sold                          4,630,000       2,167,000       20,832,000       7,868,000
  Salaries and payroll taxes                  1,635,000       1,421,000        4,890,000       3,828,000
  Travel and entertainment                      388,000         288,000          989,000       1,045,000
  Other                                         983,000         767,000        2,885,000       2,852,000
                                            ___________       _________      ___________      __________
  Total Costs and Expenses                    7,636,000       4,643,000       29,596,000      15,593,000

Income/(Loss) from Operations                (  670,000)     (1,278,000)          15,000      (3,807,000)

Other Income and Expenses, net                  227,000         504,000          734,000         999,000

Minority Interest                                     0      (   12,000)         (18,000)     (   12,000)
                                             ___________       _________      ___________      __________

Income/(Loss) Before Provision for Taxes     (  443,000)     (  786,000)         731,000      (2,820,000)
(Provision)/Benefit for Income Taxes         (    2,000)         49,000          (53,000)          5,000
                                             ___________       _________     ___________      ___________
Net Income/(Loss)                           $(  445,000)    $(  737,000)     $   678,000     $(2,815,000)
                                             ===========      ==========      ===========      ==========
Basic Net Income/(Loss) per Share           $     ( .56)     $    ( .93)     $       .86      $    (3.56)
                                             ===========      ==========      ===========      ==========
Basic Weighted average shares outstanding       790,313         790,313          790,313         790,313
                                             ===========      ==========      ===========      ==========
Diluted Net Income/(Loss) per Share         $     ( .56)     $    ( .93)     $       .85      $    (3.56)
                                             ===========      ==========      ===========      ==========
Diluted Weighted average shares outstanding     790,313         790,313          799,326         790,313
                                             ===========      ==========      ===========      ==========

                     U.S.-CHINA INDUSTRIAL EXCHANGE, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)


                                               Nine months ended September 30,
                                                      1999            1998

Operating activities
Net income/(loss)                                $   678,000     $(2,815,000)
Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation                                         498,000         476,000
Inventory write-down                                 122,000         115,000
Changes in operating assets and liabilities:
  Accounts receivable                              5,313,000       3,674,000
  Inventories                                        351,000      (2,179,000)
  Other current assets                              (283,000)       (214,000)
  Other assets                                       (49,000)         25,000
  Accounts payable and accrued expenses           (5,456,000)        678,000
  Income taxes payable                               (20,000)       (183,000)
  Restructuring Reserve                                    0        (232,000)
                                                 ___________      __________
Net cash generated/(used) in operating
   activities                                      1,154,000        (655,000)

Investing activities
Purchase of property and equipment                  (455,000)       (531,000)
                                                 ___________      __________
Net cash used in investing activities               (455,000)       (531,000)

Financing activities
Short term loan payable                                    0          90,000
                                                 ___________      __________
Net cash used in financing activities                      0          90,000
                                                 ___________      __________
Net increase (decrease) in cash and
   cash equivalents                                  699,000      (1,096,000)
Cash and cash equivalents at beginning of
   period                                          4,723,000       6,228,000
                                                 ___________     ___________
Cash and cash equivalents at end of period       $ 5,422,000     $ 5,132,000
                                                 ===========     ===========

                     U.S.-CHINA INDUSTRIAL EXCHANGE, INC.
                        NOTES TO FINANCIAL STATEMENTS
                              September 30, 1999


Note 1.  Statement of Information Furnished
    The accompanying unaudited consolidated financial statements have been prepared in accordance with Form 10-QSB instructions and in the opinion of management contain all adjustments and normal or recurring accruals as necessary to present fairly the financial position as of September 30, 1999, the results of operations for the three- and nine-months ended September 30, 1999 and 1998 and the cash flows for the nine months ended September 30, 1999 and 1998. These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's Form 10-KSB. Certain information and footnote disclosure normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that the accompanying consolidated financial statements be read in conjunction with the financial statements and notes thereto incorporated in the Company's Form 10-KSB.

Note 2.  Segment Information
    The following segmental information has been provided in response to the Company's adoption of Financial Accounting Standards No. 131, 'Disclosures about Segments of an Enterprise and Related Information':


For the nine months ended September 30, 1999:

Segments          Healthcare Products  Healthcare Services      Total
Assets                $19,116,000          $4,638,000        $23,754,000
                      ===========          ==========        ===========

Revenue               $26,867,000          $2,744,000        $29,611,000

Gross Profit            6,442,000               n/a               n/a
Gross Profit %             24%

Expenses                5,909,000           3,262,000        $ 9,171,000
                      -----------           ---------        -----------
Income (loss)from
operations                533,000            (518,000)            15,000

Income from combined operations        15,000
Other income/expense, net             716,000
                                   ----------
Income before income tax           $  731,000
                                   ==========

  Intersegment transactions were insignificant during the nine months ended September 30, 1999. All of the Company's revenue is attributable to its operations in China.


For the nine months ended September 30, 1998:

Segments          Healthcare Products  Healthcare Services      Total
Assets                $19,995,000          $4,123,000        $24,118,000
                      ===========          ==========        ===========

Revenue               $10,603,000          $1,183,000        $11,786,000

Gross Profit            2,917,000               n/a               n/a
Gross Profit %             28%

Expenses                5,851,000           2,056,000        $ 7,907,000
                      -----------           ---------        -----------
Loss from operations   (2,934,000)           (873,000)        (3,807,000)

Loss from combined operations       (3,807,000)
Other income                           987,000
                                   -----------
Loss before tax                    $(2,820,000)
                                   ===========

  Intersegment transactions were insignificant during the nine months ended
September 30, 1998. All of the Company's revenue is attributable to its operations in China.

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

  The following is an illustration of the reconciliation of the numerators and denominators of the basic and diluted Earnings per Share (EPS) computations for "income before extraordinary item and accounting change" and other related disclosures:


<CAPTION
                                   For the nine Months Ended September 30, 1998
                                   --------------------------------------------
                                     Loss             Shares         Per-Share
                                  (Numerator)      (Denominator)       Amount

Basic EPS
Net loss                          $(2,815,000)         790,313         $(3.56)

Effect of Dilutive Securities
Warrants and Options                                      --
                                  -----------        ---------         ------
Diluted EPS
Net loss                          $(2,815,000)         790,313         $(3.56)
                                  ===========        =========         ======

<CAPTION
                                  For the nine Months Ended September 30, 1999
                                  --------------------------------------------
                                    Income            Shares         Per-Share
                                  (Numerator)      (Denominator)       Amount

Basic EPS
Net Income                        $   678,000          790,313         $  .86

Effect of Dilutive Securities
Warrants and Options                                     9,013
                                  -----------        ---------         ------
Diluted EPS
Net Income                        $   678,000          799,326         $  .85
                                  ===========        =========         ======

                  U.S.-CHINA INDUSTRIAL EXCHANGE, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operation

Three months ended September 30, 1999 compared to three months ended September 30, 1998

  The Company's revenues are derived in two ways: sales of Healthcare Products and Healthcare Services.

  The Company's revenue (sales plus net commission income) for the three months ended September 30, 1999 increased $3,601,000 or 107% from the three months ended September 30, 1998. The increase in revenue was due to higher shipments across all company departments.

  Revenues from Healthcare Products contributed $6,047,000 or 87% of total revenues.

  Healthcare Services contributed $919,000 or 13% of total revenues. This is a 71% increase from the three months ended September 30, 1998 and is principally related to increased patient activity as well as expanded Healthcare Services at Beijing United Family Hospital (Beijing United).

  The Company's gross profit percentage on Healthcare Product revenue (as stated in Note 2 in the accompanying interim financial statements) for the three months ended September 30, 1999 was 26% as compared to 28% for the three months ended September 30, 1998. The lower gross profit margin is attributable to a higher number of sales of the lower margin consumable products. The Company does not combine its two business segments in computing gross profit and, in accordance with industry practice, does not calculate gross profit percentage for the Healthcare Services segment.

  The Company's Healthcare Products cost of goods sold for the three months ended September 30, 1999 and 1998 were $4,483,000 and $2,101,000 respectively. The increase in cost of goods sold of $2,382,000 is due to higher sales.

  The expenses allocable to the segment, other than cost of goods sold, for Healthcare Products for the three months ended September 30, 1999 and 1998 were $1,995,000 and $1,929,000 respectively. An increase in travel and entertainment of $100,000 allocable to that segment was partially offset by decreases in salary and other costs of $34,000 allocable to the segment due to continued cost controls.

  The expenses from the Healthcare Services business were $1,158,000 during the three months ended September 30, 1999 as compared with $635,000 for the three months ended September 30, 1998. Increases in salaries of $239,000 allocable to that segment and other costs of $224,000 allocable to the segment are related to increased activity and expanded services at Beijing United.

  Other income and expense, net for the three months ended September 30, 1999 and 1998 were $227,000 and $491,000 respectively. Approximately $160,000 in both periods, is from sub-leasing a portion of the building housing the hospital. The remainder of the income for 1999 is principally interest income on investments. In 1998, the Company had lower interest income but generated miscellaneous income from final contracts associated with the phase out of all non-healthcare related product areas.

Nine months ended September 30, 1999 compared to nine months ended September 30, 1998

  The Company's revenues are derived in two ways: sales of Healthcare Products and Healthcare Services.

  The Company's revenue (sales plus net commission income) for the nine months ended September 30, 1999 increased $17,825,000 or 151% from the nine months ended September 30, 1998. The increase in revenue was principally related to the shipment of $11.7 million in products financed through EXIM.

  During this nine month period the Company completed the shipment of products pursuant to the EXIM loan transaction. The Company continues its efforts to arrange future similar financings, but there can be no assurance of when this may occur.

  Revenues from Healthcare Products contributed $26,867,000 or 91% of total revenues.

  Healthcare Services contributed $2,744,000 or 9% of total revenues. The $1.6 million increase for the nine months ended September 30, 1999 is a 132% increase from the nine months ended September 30, 1998. It is principally related to increased patient activity as well as expanded Healthcare Services at Beijing United.

  The Company's gross profit percentage on Healthcare Product revenue (as stated in Note 2 in the accompanying interim financial statements) for the nine months ended September 30, 1999 was 24% as compared to 28% for the nine months ended September 30, 1998. The lower gross profit margin is attributable principally to higher financing costs for the EXIM transaction. The Company does not combine its two business segments in computing gross profit and, in accordance with industry practice, does not calculate gross profit percentage for the Healthcare Services segment.

  The Company's Healthcare Products cost of goods sold for the nine months ended September 30, 1999 and 1998 were $20,425,000 and $7,686,000 respectively. The increase in cost of goods sold of $12,739,000 is principally related to sales financed through EXIM.

  The expenses allocable to the segment, other than cost of goods sold, for Healthcare Products for the nine months ended September 30, 1999 and 1998 were $5,909,000 and $5,851,000 respectively. An increase in salary and bonuses of $431,000 allocable to that segment was substantially offset by decreases in travel and entertainment of $53,000 allocable to the segment and other costs of $319,000 allocable to the segment due to continued cost controls.

  The expenses from the Healthcare Services business were $3,262,000 during the nine months ended September 30, 1999 as compared with $2,056,000 for the nine months ended September 30, 1998. Increases in salaries of $630,000 allocable to that segment and other costs of $352,000 allocable to the segment are related to the increased activity and expanded services at Beijing United.

  Other income and expense, net for the nine months ended September 30, 1999 and 1998 were $734,000 and $999,000 respectively. Approximately half of other income, in both periods, is from sub-leasing a portion of the building housing the hospital. The remainder of the income for 1999 is principally interest income on investments. In 1998, the Company had lower interest income but generated miscellaneous income from final contracts associated with the phase out of all non-healthcare related product areas.

Liquidity and Capital Resources

  In addressing the issues related to the introduction of new foreign exchange regulation in the third quarter of 1998, and the resulting difficulty in repatriating foreign exchange relating to money owed the Company prior to the imposition of the regulations the Company worked with the U.S. government, other similarly situated foreign companies and with the Chinese government to solve these repatriation problems. In meetings with Chinese government officials on these issues, the Company was advised that it should arrange to accept local currency payments for some of the outstanding amounts and the Company has done this. These funds have been used to supplement the Company's China-based funding.

  The decrease in accounts receivable during the nine months ended September 30, 1999 of $5,313,000 is principally related to the EXIM transaction. The Company received payment in May 1999.

  During the nine months ended September 30, 1999 accounts payable decreased $5,456,000 related to payments made to suppliers under the EXIM transaction. These payments were made in May 1999.

  The Company negotiated a revision in certain extended payment payables with a supplier to defer approximately $167,000 of payables through mid 1999. This agreement ended in July 1999 with final payment.

  Inventories decreased $351,000 as a result of shipping goods under the EXIM transaction offset by continued increases in certain consumable products.

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

  The Company began an assessment of the implications of the Year 2000 (Y2K) during late 1997. At September 30, 1999 the process of evaluating the Company's services, products, internal systems and backup plan was mostly complete. At this time, the actual impact of Year 2000 compliance on the Company's future results of operations, capital spending, and business operations is not known but it is not expected to be material. Aside from certain personnel time the cash outlay for compliance is estimated to be less than $20,000. However, as noted below, there are considerable uncertainties with respect to the external environment in China and whether infrastructure problems with such things as water and electricity could occur.

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

  With respect to the Company's computer and communication systems we have completed a detailed review of all software and hardware in both the United States and China. Necessary upgrades and adjustments have been made where required. There are minor issues with respect to some of the software but none of these will have a significant impact on operations. We have also reviewed the telephone systems in both Bethesda and Beijing and have determined that they are Y2K compliant.

  The Company's Beijing United Family Hospital has completed a comprehensive Y2K review of its medical equipment, computer systems and internal operations systems such as elevator, water and power. Of the fifty four items of medical equipment in the hospital eleven require manufacturer's upgrade in order to be Y2K compliant. These upgrades are in process and will be completed before the end of the fourth quarter of 1999. The computer system is Y2K compliant and the internal operations systems are also compliant. Contingency plans exist for stocking of additional medical supplies and procurement of a back up source for drinking and tap water. The hospital has a backup generator for emergency use.

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


                                  U.S.-CHINA INDUSTRIAL EXCHANGE, INC.




November 12, 1999                 /S/ Lawrence Pemble
Date                              Lawrence Pemble
                                  Executive Vice President Finance and
                                  Director




November 12, 1999                 /S/ Ronald Zilkowski
Date                              Ronald Zilkowski
                                  Vice President Finance and Controller