Form 10KSB
period 1999-12-31
US CHINA INDUSTRIAL EXCHANGE INC
filed 2000-03-30
CIK 922717

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 1999

Commission File No. 0-24624

U.S.-CHINA INDUSTRIAL EXCHANGE, INC.

(Name of small business issuer in its charter)

NEW YORK	13-3097642
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7201 Wisconsin Avenue

Bethesda, Maryland, 20814

(301) 215-7777

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.01 par value

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ x ] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ x ]

The issuer's revenue for its most recent fiscal year was $37,128,000.

The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, the average bid and asked prices of such stock, as of March 22, 2000 was approximately $10,440,000.

The number of shares outstanding of each of the issuer's class of common equity, as of March 22, 2000, was 596,563 shares of Common Stock and 193,750 shares of Class B Common Stock.

Documents Incorporated by Reference: Part III: Proxy Statement
PART I

ITEM 1. BUSINESS

GENERAL

The Company, founded in 1981, is a leading American company in the healthcare sectors of the Chinese marketplace, including Hong Kong. The Company provides United States, European and other manufacturers of health care products with access to the Chinese marketplace and offers a wide range of marketing, sales and technical services for its products. The Company conducts its marketing and sales and provides its services exclusively to buyers located in China and Hong Kong. The Company principally serves as the exclusive sales representative for several major manufacturers of high-technology diagnostic medical equipment and consumable medical supplies. The Company also sells certain health care products on a non-exclusive basis. The Company's national sales and technical support staff operates from its office in Beijing and regional offices in Shanghai, Guangzhou, Tianjin and Hong Kong.

During 1999, the Company continued its business of selling Western products to the China market and providing health services through the operation of its hospital, Beijing United Family Hospital. The hospital provides Western style primary care health services including a family practice clinic, obstetrics, gynecology, pediatrics, dental care, physical therapy, birthing services and executive health care. In 1999, the Hospital made its first major expansion, the opening of a dental clinic in a separate building on the Hospital campus. In addition to the growth of the health services portion of the Company's business, in 1999 the Company continued to expand its offerings in the area of consumable health care products

Having phased out its sale of construction, mining and other industrial machinery and scientific research instrumentation in 1997 and 1998, the Company now is concentrating its efforts exclusively on the health care sector, including sales of medical equipment, personal health care products and medical consumables and the provision of health services.

In addition, the Company has aggressively pursued obtaining government supported financing for its customers. In 1999, the Company shipped most of the goods under a $14 million financing program for the purchase of the Company's equipment by China's Ministry of Public Health. The loan was guaranteed by the Export-Import Bank of the United States ("EXIM"). Also in 1999, the Company signed a Letter of Intent for the sale of up to $30 million in products under a similar EXIM loan guarantee. Assuming final governmental approvals are forthcoming, the Company anticipates that about half of the products covered by this loan will ship in 2000. The Company is continuing in its efforts of working with the Chinese and U.S. governments toward making this type of financing an ongoing annual program.

In 1999, the Company's subsidiary in Hong Kong, Chindex Hong Kong Limited, continued its business in the sale of medical products into the Hong Kong market. This subsidiary initially focused on the sale of ultrasound machines to end-users in Hong Kong but had begun to expand its product offerings in the Hong Kong market.

In 1999, the Company's wholly foreign-owned subsidiary, Chindex Holdings International Trade (Tianjin) Ltd., established in 1995, which is registered in the special economic Tianjin Free Trade Zone, continued its planned expansion in the import, warehousing and distribution of products. This subsidiary supplies certain medical products and consumables directly to hospitals in China for domestic currency and is serving as a platform for some of the Company's growing distribution activities. In addition, in 1998, the Company established a second wholly foreign-owned subsidiary in Shanghai, Chindex Shanghai International Trading Co., Ltd, which now serves as a major distribution facility for consumable products.

In 1999, the Company's distribution activities, involving both the sale of medical and health care consumable products and off-the-shelf medical equipment, as well as the provision of logistical services to other companies, continued to expand. The Company has established a dedicated team of sales professionals located in Beijing, Shanghai and Guangzhou. Sales of products by this team in mainland China are denominated in local currency, the Renminbi, via a network of value-added sub-distributors who cover city-based territories. For the most part, the Company requires payment in advance for the consumable products it sells. The Company has established such sub-distributor relationships nationwide.

The Company's distribution activities involve sales to hospitals as well as to retail pharmacies. The sale of branded healthcare and health-related consumer products to China's growing retail pharmacy sector commenced in 1998 and expanded considerably in 1999. The Company engages in two distinct levels of activity in performing its distribution function. In some cases the Company performs all of the comprehensive marketing and distribution services. In other cases the Company provides logistical services while the manufacturer undertakes the marketing role.

In order to meet increased competition and difficult market conditions caused by a restriction of credit available to domestic Chinese organizations and to continue to expand its markets, the Company continues to offer certain customers limited extended payment terms on purchases of capital equipment. These sales were to familiar and qualified purchasers and were structured to reduce the Company's risk of non-payment. In most cases the Company's suppliers participate in extending reciprocal payment terms to the Company for a significant portion of these extended payment arrangements.

In 1995, the Company began work on bringing much needed western standard health care services to specific, targeted segments of China by establishing the Beijing United Family Hospital (Beijing United) a 90/10 joint venture between the Company and the Chinese Academy of Medical Sciences Union Medical & Pharmaceutical General Corporation (Chinese Academy of Medical Sciences). Beijing United opened for outpatient services in September of 1997 and opened for inpatient services in March of 1998. Since March of 1998, Beijing United has been providing the expatriate business and diplomatic community in Beijing, as well as the growing affluent segment of the local population, with complete western standard primary care hospital services including family practice, pediatrics, dental care, physical therapy, obstetrics, gynecology, neonatology and men's health. The facility treats both medical and surgical outpatients and in-patients. The Company is considering establishing a series of similar hospitals in other major metropolitan centers in China over the next several years and has continued to evaluate opportunities for that undertaking. The Company also has plans to establish satellite clinics which will serve as referral sites for the hospital as well as draw upon the resources of the hospital for treating patients. The first of these, a dental clinic on the Hospital campus, opened for business in early 1999.

The Company believes that Beijing United is the first foreign managed joint venture hospital in operation with the full necessary authorizations to operate in Beijing by China's Ministry of Health and other relevant governmental offices. There can be no assurances that the requisite approvals will be forthcoming for additional facilities, and the Hospital must pass periodic inspections and review for the requisite approvals to be continued in effect as necessary for hospital operations.

The provision of health care services entails the risk of potential medical malpractice and similar claims in the event that services rendered by Beijing United or procedures performed at the Beijing United facility are alleged to have resulted in injury or other adverse effects. Although the Company has obtained liability insurance that it believes will be adequate as to both risk and amounts, there can be no assurance that successful malpractice claims will not exceed the limits of the Company's insurance and thus have a material adverse effect on the Company's business, financial condition or operating results.

MARKETING

China, with more than one billion people, contains approximately one-fifth of the world's population. It is the third largest economy in the world according to the International Monetary Fund's (IMF) calculation methods for Gross Domestic Product (GDP). Using the IMF's Purchasing Power Parity method of calculation, China's GDP is over $3 trillion, behind only the United States and Japan. China has expanding trade relations with the United States and, according to the World Bank, is now the eleventh largest trading nation in the world. Since 1992 disposable income per capita in China has more than doubled nationally, with urban income growth levels exceeding even these increases. The Company believes that there exists a substantial and expanding market for its products in the China marketplace and the further integration of the Chinese foreign trade system into the established global economy through its application to the World Trade Organization and other initiatives to further open the Chinese economy to foreign participation will further enhance the market for the Company's products.

The Company has decided to focus its efforts exclusively in the health sector. The size of the market for capital medical equipment in China has been estimated to be about $1.5 billion U.S. dollars per year. The market is growing at a fast rate. China's imports of medical equipment from all sources now is about $800 million annually.

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

The entry of China into the World Trade Organization ("WTO"), would be a very positive development from the Company's point of view. The Company believes this development would have a positive overall impact on the Company's business including specifically facilitating the Company's distribution activities and its health care services business.

Although the Company remains optimistic about the marketplace, there continue to be uncertainties as to the direction of China's on-going political and economic reforms, the possibility for future devaluation of the Chinese or Hong Kong currencies as well as China's relationship with the United States. This uncertainty may influence the budgeting and purchasing process in China. Any of the foregoing circumstances may impede trade with China, thus impairing the ability of the Company's customers to purchase the Company's products. Other possibly adverse circumstances could include decreased funds available to Chinese end users as a result of a general economic slowdown and increased competition from other American and European companies attempting to deal with the declining markets for their products in other Asian countries by increasing efforts in China.

MANUFACTURERS AND PRODUCTS

Acuson Corporation ("Acuson"), which manufactures only ultrasound imaging devices, is the Company's largest supplier. Sales by the Company of Acuson products represented the largest component of total revenues during 1999 and 1998. The Company has an exclusive distribution agreement for China and Hong Kong with Acuson.

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

Other medical products which the Company sells in China include machines and consumables manufactured by Johnson & Johnson Ortho Clinical Diagnostics that utilize "dry slide" clinical chemistry technology, products manufactured by Stryker Leibinger GmbH, a leading German manufacturer of radiosurgical treatment planning and stereotactic systems, medical laboratory analysis equipment manufactured by Nova Biomedical, Inc., sterilizers and other medical equipment such as special lights and tables for operating rooms manufactured by Steris Corporation, bone densitometry systems manufactured by Lunar Corporation, the Heart Laser System, an innovative cardiosurgical technology manufactured by PLC Medical Systems, Bard elecrophysiology analysis units, and interventional cardiac catheterization positioning and imaging equipment manufactured by the XRE Division of Trex Medical Corporation.

During 1999, the Company initiated marketing of the products of several new medical and health product manufacturers. One of these, Bard International, Inc. is noted above. In August of 1999, the Company began distribution of vascular intervention products manufactured by Guidant Corporation. In addition, the Company reached agreement with C.B. Fleet Company, Inc. to market and distribute the Summer's Eve brand of feminine hygiene products beginning in 2000. This product will be marketed through the Company's retail pharmacy distribution system.

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

COMPETITION

In the sale of products, the Company competes with other independent distributors in China that market similar products. In addition to other independent distributors, the Company faces more significant competition from direct distribution of established manufacturers. In the medical products field, for example, the Company competes with General Electric Corporation ("GE"), which maintains its own direct sales force in China as well as selling through distributors. In addition, since certain manufacturers, such as GE market under one brand name a wide variety of products in China to different market sectors, those manufacturers may be better able than the Company to establish name recognition across industry lines. For example, GE also manufactures and markets other electrical products in China as well as other medical instruments not sold by the Company. The Company believes that GE, ATL (a Company owned by Phillips), Toshiba, Agilent Technologies (formerly Hewlett-Packard) and Siemens Corporation are the largest such direct competitors in the medical products field. The Company believes that its products incorporate technologies that are more advanced than those available in products currently available from domestic Chinese manufacturers.

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

In response to increased competition, and, in an effort to expand its business, the Company has entered into agreements with certain customers to provide extended payment terms for purchase of goods. These arrangements, limited to selected purchasers qualified by the Company, have assisted the Company in competing with financing offered by competing manufacturers and governments. (see "Management's Discussion and Analysis or Plan of Operations-Liquidity and Capital Resources")

Two of the Company's subsidiaries, Chindex Holdings International Trade (Tianjin) Ltd., and Chindex Shanghai International Trading Co., Ltd., sell goods and receive payment in local Chinese currency and use the currency to pay for local expenses. Payments are generally required to be made in advance for consumable products. The Company recognizes that any devaluation in the local currency may have a negative impact on the results of operations but does not believe any loss would be significant.

At the present time, there are no Western-owned hospitals in Beijing which compete with Beijing United Family Hospital in catering to the expatriate diplomatic and affluent local Chinese markets. One other Western owned hospital venture was approved and partially constructed but the developers of that project ceased work on it in 1999. There are several Western operated clinics and a variety of foreign-invested joint ventures which provide outpatient services.

EMPLOYEES

At December 31, 1999, the Company had 333 full-time salaried employees, 318 of whom are in China and Hong Kong. Of the full-time personnel in China and Hong Kong, 28 are expatriates and 290 are Chinese or third country nationals. Of the Company's non-USA based employees, 139 are employed at Beijing United Family Hospital

FORWARD-LOOKING STATEMENTS

With the exception of historical information, the matters discussed or incorporated by reference in this Report on Form 10-KSB and, if any, in the Company's 1999 Annual Report to Stockholders are forward-looking statements that involve risks and uncertainties. These forward-looking statements include, but are not limited to, statements about the Company's (i) performance goals, including successful conclusion of efforts to secure government-backed financing, (ii) future revenues and earnings, including revenues from the Company's developmental businesses such as the health services segment, (iii) markets, including growth in demand in China for the Company's products and services, and (iv) proposed new operations, including expansion of its health services business. Actual results could differ materially from such forward-looking statements because of, among other things, the following factors: developments relating to conducting business in China (including political, economic and legal matters), the timing of the Company's revenues, risks relating to commencement and early operation of healthcare services, dependence on certain suppliers, and extension of credit terms.

ITEM 2. FACILITIES

The Company's representative headquarters in China are located at a 14,000 square foot facility in Beijing pursuant to a lease expiring June 30, 2001. The Company also leases regional offices in the Chinese cities of Shanghai, Guangzhou and Tianjin. The Company's executive and administrative offices are located in Bethesda, Maryland, which provides access to nearby Washington, D.C.

The Company leases a four story building of approximately 52,000 square feet in Beijing. This lease expires in 2010. In 1998, the Hospital entered into a five year lease for the building housing the dental clinic. This lease provides for a ten year extension. The Company renovated the first two floors of the main building for the Beijing United Family Hospital, a family health center with birthing, pediatric and family medicine capabilities. The Company has subleased the remaining two floors. The sublease initially was scheduled to expire in January 1999, but the tenant and the Company negotiated an extension of the sublease which continues until July 2000, with an option for the subleasee to extend for an additional one year beyond that.

The Company believes that its facilities will be sufficient to satisfy the Company's current requirements for at least the next twelve months.

ITEM 3. LEGAL PROCEEDINGS

There are no pending material legal proceedings to which the Company or any of its properties is subject.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock is listed on The Nasdaq under the symbol CHDX. Effective February 26, 1999, the Company implemented a one-for-eight reverse stock split in respect of all the issued and outstanding Common Stock, as well as the Units, Class A Warrants and Class B Warrants. The following table shows the high and low Common Stock bid quotations in the over-the-counter market, as quoted by Nasdaq, adjusted to reflect the reverse stock split. Such quotations reflect interdealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Quarter Ended	High Bid	Low Bid
March 31, 1998	23.504	8.000
June 30, 1998	18.504	11.000
September 30, 1998	14.248	4.504
December 31, 1998	6.504	1.504
March 31, 1999	6.313	2.000
June 30, 1999	20.000	4.125
September 30, 1999	13.250	6.500
December 31, 1999	44.000	12.000

As of March 26, 2000, there were 13 record holders and there are estimated to be approximately 1000 beneficial owners of the Company's Common Stock, and three owners of the Company's Class B Common Stock.

The Company has not paid any cash dividends on its Common Stock since inception, and it does not anticipate paying any cash dividends in the foreseeable future. The Company expects to retain earnings for use in its business.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations

Fiscal year 1999 compared to 1998

The Company's revenues for 1999 were $37,128,000, up 72% from 1998 revenues of $21,610,000. The largest single component in 1999 was the nearly $12,000,000 in sales attributable to shipments made under the Company's 1998 EXIM loan transaction. In 1998 the Company shipped $2,000,000 of EXIM financed sales. The Company believes that this type of financing is important to its customers and the Company and will continue to try to offer such financings in the future. These financings can be very complex and their impact on the Company's results is difficult to predict (see "Timing of Revenues").

The Company also recorded net income in 1999 of $392,000, a $2,431,000 turn around from the 1998 net loss of $2,039,000. The recent profitability resulted in part from the completion of shipments under the 1998 EXIM transaction, the Company's cost containment efforts and improved results from recently started ventures, especially healthcare services.

Healthcare Products

The healthcare products segment, consisting of medical equipment, medical consumables and personal healthcare products, had revenue growth of 68% to $33,182,000 in 1999 from 1998 revenues of $19,750,000. The 1999 revenues included $12,000,000 attributable to the remaining shipments under the 1998 EXIM loan transaction. In 1998 the Company shipped the initial $2,000,000 of equipment financed through this transaction.

The remainder of the increase in revenues over the years was primarily due to the increased sales of medical consumables and personal healthcare products. These products require the Company to maintain inventories and to sell in local currencies (see "Foreign Currency Exchange and Impact of Inflation") to a network of sub-dealers and pharmacies. The medical consumables and personal healthcare products represented nearly 20% of the revenues of this segment during 1999 and are growing rapidly. Its revenue pattern is more stable than the remaining portion of this segment and not contingent on financing, extended credit or governmental budgeting cycles (see "Timing of Revenues").

Gross profit in 1999 rose to $8,234,000 from $5,668,000 in 1998. As a percentage of revenue, gross profit from the healthcare products segment declined in 1999 to 25% from 29% in 1998. This decline is partially due to lower margins obtained in the EXIM transaction and partially due to the lower margins obtained in the sale of medical consumable and personal healthcare products. The consumable and personal care products are sold through sub-dealers and pharmacies. These types of products typically have lower gross margins than equipment sales. Gross margins for consumable and personal healthcare products range from 5 to 25 percent depending on the product and the scope of responsibilities assumed by the Company in their sale. Since this part of the healthcare products business continues to expand, we expect the overall gross profit margin to continue to fall slightly in the future as the proportion of these products become a larger share of the overall product mix.

Expenses for the healthcare products segment in 1999 declined to $7,991,000 from $8,195,000 in 1998, primarily as a result of the Company's continued cost containment emphasis. Salaries increased $128,000, primarily due to increased hires. In addition, travel and entertainment expense increased $64,000 as a result of increased marketing efforts. Both increases were offset by decreases in other costs of $396,000 as a result of improved efficiencies and cost controls.

Healthcare Services

The healthcare services segment consists of a Western style primary care hospital and outpatient facility. In 1999, the revenues from this segment increased to $3,946,000 or 112% over 1998 revenue of $1,860,000. During 1999, the Company opened a dental clinic and began offering physical therapy services while continuing to provide obstetrics, gynecology, pediatrics, birthing services and executive health care. All of these practice areas experienced substantial growth. The Company is exploring the possibility of additional satellite clinics to serve as referral sites to its hospital.

Healthcare services costs increased in 1999 to $4,410,000 or 50% over 1998 costs of $2,946,000. This increase is due to the costs associated with the opening of the dental clinic as well as increases in other services. Salaries increased by $695,000, with all other costs increasing $769,000.

Other Income and Expenses

Interest income in 1999 rose to $308,000 from $245,000 in 1998. In addition, the Company incurred no interest expense in 1999 but did have $118,000 of such expense in 1998. The resulting improvement was directly related to actions the Company took in late 1998 and early 1999 to minimize the impact of new regulations issued by China's State Administration of Foreign Exchange (see "Liquidity and Capital Resources").

Other income decreased in 1999 to $588,000 from $1,534,000 in 1998. The 1998 other income was due principally to payments received under final contracts associated with the phase out of non-healthcare related product and sub-rental income. The other income for 1999 was made up of net sub-rental income of approximately $379,000 as well as payments received totaling approximately $191,000 related to final contract phase-out of non-healthcare related product income. The Company negotiated with its tenant an extension of the rental to July 31, 2000 with an option to extend for an additional year. There has been no confirmation as to whether the tenant plans to exercise its option. Depending on the tenant's decision, the Company has several other possible uses for this space.

LIQUIDITY AND CAPITAL RESOURCES

In the fall of 1998, China's State Administration of Foreign Exchange ("SAFE") issued a circular effective September 1, 1998, which increases both documentation and procedures for the processing and release of foreign exchange payments. The initial effect of this regulation effectively froze US dollar payments to the United States while businesses learned how to comply with the regulation. At the end of 1998, significant Company cash was unavailable because of the regulation. The Company worked very closely with its suppliers to coordinate the payment of invoices with the receipt of cash. By the middle of 1999, the backlog of payments diminished. The result of this, as explained below, is a significant swing of accounts receivable and accounts payable from year end 1998 to year end 1999.

The SAFE regulations impacted the 1998 year end accounts receivable balance. As of December 31, 1999, total accounts receivable (including current and long term portions) decreased by $4,683,000 as compared to December 31, 1998. Contributing to the decrease was the collection during 1999 of $2,000,000 in receivables reflected as of December 31, 1998 related to the EXIM transaction.

The SAFE regulations also impacted the 1998 year end accounts payable (current and long term portions) and accrued contract training balances. As of December 31, 1999, this balance decreased by $4,609,000 as compared to December 31, 1998. During 1998, the Company deferred payment to a number of suppliers pending resolution of issues regarding the SAFE regulations. The suppliers' deferral and current balances were current by the end of 1999.

From time to time where appropriate the Company seeks to negotiate extended payment terms with a number of suppliers principally to match extended payment terms negotiated with end-user customers.

As of December 31, 1999, merchandise inventories were $4,026,000, rising $265,000 from the December 31, 1998 balance of $3,761,000. This increase was mainly attributable to new supplier relationships started by the healthcare products group.

Gross fixed assets were $5,795,000 at December 31, 1999 as compared to $5,281,000 at December 31, 1998. The Company anticipates continued expansion of some offices within China as well as possible new healthcare services facilities in other cities. Any significant expansion of healthcare services would require outside funding. The Company is also anticipating a move to a larger office in Beijing, as its lease on its current space is due to expire in 2001, which would likely require significant additional investment in leasehold improvements, furniture, equipment, and other costs attributable to commencement of operations in the proposed new office facilities.

The Company continues to consider various financing alternatives to satisfy its future expansion, capital improvements and equipment requirements.

TIMING OF REVENUES

The timing of the Company's revenues is affected by several significant factors. Many end-users of the capital equipment products sold by the Company depend to a certain extent upon the allocation of funds in the budgeting processes of the Chinese government and the availability of credit from the Chinese banking system. These processes and the availability of credit are based on policy determinations by the Chinese government and are not necessarily subject to fixed time schedules.

In addition, the sales of certain products often require protracted sales efforts, long lead times and other time-consuming steps. Further, in light of the dependence by purchasers on the availability of credit, the timing of sales may depend upon the timing of the Company's or its purchasers' abilities to arrange for credit sources, including EXIM financing. As a result, the Company's operating results have varied and are expected to continue to vary significantly from period to period and year to year. In addition, a relatively limited number of orders and shipments may constitute a meaningful percentage of the Company's revenue in any one period. As a result, a relatively small reduction in the number of orders can have a material impact on the Company's revenues in any year. Further, because the Company recognizes revenues and expenses as products are shipped, the timing of shipments could affect the Company's operating results for a particular period.

FOREIGN CURRENCY EXCHANGE AND IMPACT OF INFLATION

The results of operations of the Company for the periods discussed have not been significantly affected by inflation or foreign currency fluctuation. To date, a majority of the Company's purchases and sales have been made in U.S. dollars. Thus, the Company has not had extensive foreign currency risk. However, changes in the valuation of the Chinese Renminbi or Hong Kong Dollar may have an impact on the Company's results of operations in the future. The Company's subsidiaries, Chindex Tianjin, Chindex Shanghai and Beijing United, sell products and services in Renminbi.

Also, the Company has purchased and will continue to purchase some products in Western currencies other than U.S. dollars and has sold and will continue to sell such products in China for U.S. dollars. To the extent that the value of the U.S. dollar declines against such a currency, the Company could experience a negative impact on profitability. The Company anticipates hedging transactions wherever possible to minimize such negative impacts.

ITEM 7. CONSOLIDATED FINANCIAL STATEMENTS

Contents of section:

Report of Ernst & Young LLP, Independent Auditors

The Board of Directors and Stockholders

U.S.-China Industrial Exchange, Inc.

We have audited the accompanying consolidated balance sheets of U.S.-China Industrial Exchange, Inc. as of December 31, 1998 and 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of U.S.-China Industrial Exchange, Inc. at December 31, 1998 and 1999, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States.

/s/ Ernst & Young, LLP

McLean, Virginia

March 12, 2000

U.S.-CHINA INDUSTRIAL EXCHANGE, INC. CONSOLIDATED BALANCE SHEETS
	December 31,
	1998	1999
ASSETS
Current assets:

Cash & cash equivalents
	$ 4,723,000	$ 4,948,000

Receivables:

Trade accounts, less allowance for doubtful accounts of $604,000 (1998 and 1999)	7,953,000	4,970,000
Current portion - - long term trade accounts	4,146,000	2,801,000
Inventories	5,771,000	5,881,000
Other current assets	697,000	1,013,000
Total current assets	23,290,000	19,613,000
Property & equipment, net	3,914,000	3,756,000
Trade accounts receivable, long term	551,000	196,000
Other	798,000	819,000
Total assets	$28,553,000	$24,384,000
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$ 12,086,000	$ 9,561,000
Accrued contract training	1,101,000	1,395,000
Current portion-long term accounts payable, net	2,841,000	645,000
Income taxes payable	57,000	105,000
Total current liabilities	16,085,000	11,706,000
Long term accounts payable, net	272,000	91,000
Total liabilities	16,357,000	11,797,000
Stockholders' equity:
Preferred stock, $.01 par value, authorized 5,000,000, none issued	- -	- -
Common stock, $.01 par value, 30,000,000 shares authorized (including 2,000,000 designated Class B):
Common stock - -596,563 issued and outstanding in each year	6,000	6,000
Class B stock - -250,000 and 193,750 issued and outstanding in 1998 and 1999, respectively	3,000	2,000
Additional capital	17,294,000	17,294,000
Foreign currency equity translation adjustment	2,000	2,000
Accumulated Deficit	(5,109,000)	(4,717,000)
Total stockholders' equity	12,196,000	12,587,000
Total liabilities and stockholders' equity	$28,553,000	$24,384,000

See accompanying notes
U.S.-CHINA INDUSTRIAL EXCHANGE, INC. CONSOLIDATED STATEMENTS OF OPERATIONS

	YEAR ENDED DECEMBER 31,
	1998	1999

Total sales and service revenue
	$21,610,000	$37,128,000

Cost and Expenses
Cost of goods and services sold	14,373,000	25,561,000
Salaries and payroll taxes	5,526,000	6,349,000
Travel and entertainment	1,495,000	1,560,000

Other	3,829,000	3,879,000
Loss from operations	(3,613,000)	(221,000)
Minority Interest	(12,000)	(18,000)
Other income and (expenses)
Interest expense	(118,000)	- -
Interest income	245,000	308,000
Miscellaneous income - net	1,534,000	588,000
(Loss) income before income taxes	(1,964,000)	657,000
Provision for income taxes	(75,000)	(265,000)
Net (loss) income	$(2,039,000)	$ 392,000
Net (loss) income per common share - basic and diluted	$ (2.58)	$ 0.49
Weighted average shares outstanding - basic	790,313	790,313
Weighted average shares outstanding - diluted	790,313	794,527
See accompanying notes

U.S.-CHINA INDUSTRIAL EXCHANGE, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS

	YEAR ENDED DECEMBER 31,
	1998	1999
OPERATING ACTIVITIES
Net (loss)/income	$(2,039,000)	$ 392,000
Adjustments to reconcile net (loss)/income to net cash (used in)/provided by operating activities:
Depreciation	652,000	672,000
Inventory write-down	126,000	164,000
Changes in operating assets and liabilities:
Trade receivables	(555,000)	4,683,000
Inventories	(3,136,000)	(274,000)
Other current assets	97,000	(316,000)
Other assets	80,000	(21,000)
Accounts payable and accrued expenses	5,099,000	(4,609,000)
Income taxes payable	(151,000)	48,000
Accrued restructuring	(469,000)	- -
Net cash (used in)/provided by operating activities	(296,000)	739,000

INVESTING ACTIVITIES
Disposals of equipment, net	(89,000)	- -
Purchases of property and equipment	(653,000)	(514,000)
Net cash (used in) investing activities	(742,000)	(514,000)

FINANCING ACTIVITIES
Repayment of short term borrowings	(467,000)	- -
Net cash (used in) financing activities	(467,000)	- -
Net (decrease)/increase in cash and cash equivalents	(1,505,000)	225,000
Cash and cash equivalents at beginning of period	6,228,000	4,723,000
Cash and cash equivalents at end of period	$ 4,723,000	$ 4,948,000
Supplemental disclosure of cash flow information:
Cash paid for interest	$ 33,000	$ - -
Cash paid for income taxes	$111,000	$257,000
See accompanying notes
U.S.-CHINA INDUSTRIAL EXCHANGE, INC. CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY YEARS ENDED DECEMBER 31, 1998 AND 1999
	COMMON STOCK		COMMON STOCK - CLASS B		ADDITIONAL CAPITAL	RETAINED EARNINGS (DEFICIT)	TRANSLATION ADJUSTMENT	TOTAL
	SHARES	AMOUNT	SHARES	AMOUNT
Balance at December 31, 1997
	596,563	$6,000	250,000	$3,000	$17,294,000	$(3,070,000)	$2,000	$14,235,000
Net loss for 1998	- -	- -	- -	- -	- -	(2,039,000)	- -	(2,039,000)
Balance at December 31, 1998	596,563	6,000	250,000	3,000	17,294,000	(5,109,000)	2,000	12,196,000
Forfeit of escrow shares	- -	- -	(56,250)	(1,000)	- -	- -	- -	(1,000)
Net income for 1999	- -	- -	- -	- -	- -	392,000	- -	392,000
Balance at December 31, 1999	596,563	$6,000	193,750	$2,000	$17,294,000	$(4,717,000)	$2,000	$12,587,000

See accompanying notes

U.S.-CHINA INDUSTRIAL EXCHANGE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ACCOUNTING POLICIES

ORGANIZATION AND DESCRIPTION OF BUSINESS

U.S.-China Industrial Exchange, Inc. (the Company) is a sales representative in China and Hong Kong for several major U.S., European, and other manufacturers of high-technology medical equipment and consumables. The Company markets and sells these products in China and Hong Kong, and provides marketing, sales and technical services for the products. Substantially all direct sales, commissions and purchases of these products are denominated in U.S. dollars.

Two of the Company's subsidiaries, Chindex Holdings International Trade (Tianjin) Ltd., and Chindex Shanghai International Trading Co., Ltd., sell goods and receive payment in local Chinese currency and use the currency to pay for local expenses and U.S. dollar imported goods. Payments are generally required to be made in advance for consumable products.

In 1996 the Company established the Beijing United Family Hospital, a contractual joint venture between the Company and a Company controlled by the Chinese Academy of Medical Sciences. This Hospital provides complete western standard primary care health services including family practice, pediatrics, dental care, physical therapy, obstetrics, gynecology, neonatology and men's health care. Operations commenced in late 1997. Full-time operation began in March 1998. While Beijing United does denominate its revenue and expenses in local Chinese currency it can receive payments in U.S. dollars.

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

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries, Chindex, Inc., Chindex Holdings International Trade (Tianjin) Ltd., Chindex Shanghai International Trading Co., Ltd., Chindex Hong Kong and its 100% balance sheet interest and 90% earnings interest in the Beijing United Family Hospital. Significant intercompany accounts and transactions have been eliminated in consolidation.

Revenue Recognition

Sales and most commissions are recognized upon product shipment. Costs associated with installation, after-sale servicing and warranty are not significant and are recognized in cost of sales as they are incurred.

Revenues related to services provided by Beijing United Family Hospital are recognized in the period services are provided. Costs associated with such services are recognized in the period incurred.

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

Inventory items held by Beijing United Family Hospital are stated at the lower of cost or market using the average cost method.

Property and Equipment

Property and equipment, including such assets held by Beijing United Family Hospital, are stated at historical cost. The costs of additions and improvements are capitalized, while maintenance and repairs are charged to expense as incurred. Depreciation is computed on the straight line method over the estimated useful lives of the related assets. Useful lives for office equipment, vehicles and furniture and fixtures range from 5 to 7 years. Leasehold improvements are amortized by the straight-line method over the shorter of the estimated useful lives of the improvements or the lease term. Certain medical equipment is depreciated over three years.

The Company assesses the impairment of long-lived assets including intangible assets in accordance with Statement of Financial Standards No. 121, 'Accounting for the Impairment of Long Lived Assets and for Long Lived Assets to be Disposed of ' (Statement 121). Statement 121 requires impairment losses to be recognized for long-lived assets when indicators of impairment are present and the undiscounted cash flows are not sufficient to recover the assets' carrying amounts. Intangibles are also evaluated for recoverability by estimating the projected undiscounted cash flows, excluding interest, of the related business activities. The impairment loss of these assets, including goodwill, is measured by comparing the carrying amount of the assets to its fair value with any excess of carrying value over fair value written off. Fair value is based on market prices where available, an estimate of market value, or determined by various valuation techniques including discounted cash flows.

Long Term Receivables and Payables

Long term receivables and payables are recorded at estimated present values determined based on current rates of interest and reported at the net amounts in the accompanying financial statements. Imputed interest is recognized using the effective interest method and recognized as a component of interest income/expense in the accompanying financial statements.

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

Fair Value of Financial Instruments

The Company considers the recorded value of its financial instruments, which consist of cash and cash equivalents, trade receivables, commissions receivable and accounts payable, to approximate the fair value of the respective assets and liabilities at December 31, 1998 and 1999.

Earnings Per Share

Statement of Financial Accounting Standards No. 128, 'Earnings per Share' (Statement 128) replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to the Statement 128 requirements. The Company does not include the effects of stock option, warrants and convertible securities for periods when the Company reports a net loss as such effects would be antidilutive.

Stock Based Compensation

Statement of Financial Accounting Standards No. 123, 'Accounting for Stock-Based Compensation,' (Statement 123) was adopted by the Company as of December 31, 1997. Statement 123 allows companies to either account for stock-based compensation under the provisions of Statement 123 or under the provisions of Accounting Principles Board Opinion No. 25 'Accounting for Stock Issued to Employees' (Opinion 25), but requires pro forma disclosure in the footnotes to the financial statements as if the measurement provisions of Statement 123 had been adopted. The Company has elected to account for its stock-based compensation to employees pursuant to the provisions of Opinion 25.

Dividends

The Company has not paid dividends to the stockholders of its common stock and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.

Comprehensive Income

Statement of Financial Accounting Standards No. 130, 'Reporting Comprehensive Income' (Statement 130) was adopted by the Company effective with the beginning of fiscal year January 1, 1998. Statement 130 did not have a material impact on the results of operations or the financial condition of the Company.

Derivative and Hedging Activity

In June 1998, the Statement of Financial Accounting Standards No. 133, 'Accounting for Derivative Instruments and Hedging Activities' (Statement 133), as amended, was issued and is effective for fiscal years beginning after June 15, 2000. Statement 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair market value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. The Company will adopt the new requirement prospectively when required. Management has not completed its review of Statement 133, but does not anticipate the adoption of this statement will have a significant impact on the Company's financial position or results of operations.

Reclassifications

Certain amounts for 1998 have been reclassified to conform to the 1999 presentation.

2. EXTENDED PAYMENT TERM SALES ARRANGEMENTS

  The Company has entered into agreements with certain customers to provide extended payment terms related to the sale of high technology medical equipment. In conjunction with these transactions the Company has negotiated agreements with certain vendors to grant matching extended terms. Receivables and payables under these arrangements were discounted at 6.76% and 6.35% for the years ended December 31, 1998 and 1999, respectively. The resulting discounts were recorded as reductions in the gross amounts due from customers and due to suppliers under long term arrangements and reported at net amounts in the accompanying financial statements.

Long-term receivables and payables under these arrangements mature during the years ending December 31, as follows:

	----------- 1998 ----------		---------- 1999 ---------
	Accounts Receivable	Accounts Payable	Accounts Receivable	Accounts Payable
1999	$4,244,000	$2,904,000	$ - -	$ - -
2000	603,000	296,000	2,892,000	658,000
2001	- -	- -	211,000	99,000
	4,847,000	3,200,000	3,103,000	757,000
Less: imputed interest	150,000	87,000	106,000	21,000
	4,697,000	3,113,000	2,997,000	736,000
Less: current portion	4,146,000	2,841,000	2,801,000	645,000
	$551,000	$272,000	$196,000	$91,000

Amortization of imputed interest on long-term accounts receivable was $194,000 and $45,000 for the years ended December 31, 1998 and 1999, respectively. Amortization of imputed interest on long-term accounts payable was $61,000 and $14,000 for the years ended December 31, 1998 and 1999, respectively.

3. INVENTORIES
Inventories consist of the following:
	DECEMBER 31,
	1998	1999
Merchandise inventory	$3,761,000	$4,026,000
Healthcare services inventory	212,000	141,000
Demonstration inventory, net	588,000	464,000
Parts and peripheral inventory	1,210,000	1,250,000
	$5,771,000	$5,881,000

4. PROPERTY AND EQUIPMENT, NET
Property and equipment, net consists of the following:

	DECEMBER 31,
	1998	1999
Furniture and equipment	$2,580,000	$2,861,000
Vehicles	109,000	109,000
Leasehold improvements	2,592,000	2,825,000
	5,281,000	5,795,000
Less: accumulated depreciation and amortization	1,367,000	2,039,000
	$3,914,000	$3,756,000

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

The holders of the Class B common stock had placed 56,250 shares in escrow. These shares were not assignable or transferable (but could be voted) until such time as they are released from escrow based upon the Company meeting certain earnings levels or the common stock attaining certain price levels. All escrow shares on March 31, 1999 were forfeited and contributed to the Company's capital on March 31, 1999.

Stock Option Plan

The Company's 1994 Stock Option Plan (the Plan) provides for the grant, at the discretion of the Board of Directors, of (i) options that are intended to qualify as incentive stock options (Incentive Stock Options) within the meaning of Section 422A of the Internal Revenue Code to certain employees, consultants and directors, and (ii) options not intended to so qualify (Nonqualified Stock Options) to employees, consultants and directors. The total number of shares of common stock for which options may be granted under the Plan is 62,500.

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

The following is a summary of stock option activity during the years ended December 31, 1998 and 1999:

	1998	1999	Exercise Price Range
Options outstanding, beginning of year:	30,071	38,856	$27.00 - $42.48
Granted	9,813	10,000	$8.313 - $36.88
Canceled	(1,028)	(34,106)	$27.00 - $42.48
Repriced and Reissued	- -	31,568	$9.15
Options outstanding, end of year	38,856	46,318	$8.313 - $42.48

The Company has not provided disclosures under FAS 123 for proforma net income and proforma earnings per share, as such amounts are not materially different from reported amounts. The weighted average exercise price of options outstanding is $30.32 and $12.00 and the weighted average remaining contractual life of such options is 7.7 years and 9.2 years respectively as of December 31, 1998 and 1999.

Shares of Common Stock Reserved

At December 31, 1999 the Company has reserved 256,250 shares of common stock for issuance upon exercise of stock options and Class B common stock convertibility.

6. EARNINGS PER SHARE

The following is a reconciliation of the numerators and denominators of the basic and diluted Earnings per Share (EPS) computations for net income and other related disclosures:

	For the Year Ended December 31, 1999
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Net income/Basic EPS	$392,000	790,313	$0.49
Effect of dilutive securities:

Warrants and options	- -	4,212	- -
Net income/Diluted EPS	$392,000	794,527	$0.49

	For the Year Ended December 31, 1998
	Loss (Numerator)	Shares (Denominator)	Per-Share Amount
Net loss/Basic LPS	$(2,039,000)	790,313	$(2.58)
Effect of Dilutive Securities:
Warrants and options	- -	- -	- -
Net loss/Diluted LPS	$(2,039,000)	790,313	$(2.58)

Options to purchase 38,856 and 46,318 of common stock between $8.313 and $42.48 were outstanding during most of 1998 and 1999 respectively. Options outstanding in 1998 were not included in the computation of diluted LPS because the options would have been antidilutive. See note 5.

7. INCOME TAXES

Provision for income taxes consists of the following:

	YEAR ENDED DECEMBER 31,
	1998	1999
Current:
Federal	$ - -	$ - -
Foreign	(75,000)	(265,000)
State	- -	- -
	(75,000)	(265,000)
Deferred:
Federal	- -	- -
State	- -	- -
	- -	- -
	$ (75,000)	$ (265,000)

The net deferred tax asset has been reduced 100% by a valuation allowance and consist of the following as of December 31:

	1998	1999
Allowance for doubtful accounts	$225,000	$225,000
Inventory write downs	190,000	237,000
Net operating loss carry forwards	2,196,000	2,300,000
Foreign tax credit	22,000	51,000
Other	3,000	3,000
Sub-total	2,636,000	2,816,000
Less valuation allowance	(2,636,000)	(2,816,000)
Net deferred tax asset	$ - -	$ - -

The Company's effective income tax rate varied from the statutory federal income tax rate for the year ended December 31 as follows:

	1998	1999
Statuary federal income tax rate	(34.0)%	34.0%
Adjustments:
State income taxes, net of federal tax benefit	(3.5)	3.5
Foreign tax rate differential	(6.0)	(33.5)
Change in valuation allowance	42.7	27.4
Other, including permanent differences	4.6	9.0
Effective income tax rate	3.8%	40.4%

A valuation allowance has been recorded as of December 31, 1998 and 1999 as the realization of the Company's net deferred tax assets is not certain.

The Company and its subsidiaries file separate income tax returns; the Company is on a June 30 fiscal year and its subsidiaries on a December 31 fiscal year.

The Company has U.S. Federal net operating losses of approximately $4.6 million of which $2.4 million expire principally in 2012 and $2.2 million expire in 2018. The Company also has foreign losses from China of approximately $1.7 million that expire in 2002 and 2003.

8. COMMITMENTS

Employment Agreements

The Company has entered into three-year employment agreements with four key executives which, as amended or revised to date, provide for annual base salaries amounting to an aggregate of $636,000 per year until May 2000.

Leases

The Company leases office space, warehouse space, and space for the Beijing United Family Health Center under operating leases. Future minimum payments under these noncancelable operating leases consist of the following:

YEAR ENDING DECEMBER 31:
2000	$ 784,000
2001	707,000
2002	515,000
2003	464,000
2004	464,000
Thereafter	2,682,000
5,616,000
Less total minimum sublease rentals	(377,000)
Net minimum rental commitments	$5,239,000

The above leases require the Company to pay certain pass through operating expenses and rental increases based on inflation.

Included in Other income for the year ended December 31, 1998 and 1999 is net sublease income of $540,000 and $379,000, respectively.

Rental expense was approximately $852,000 and $850,000 for the years ended December 31, 1998 and 1999, respectively.

9. CONCENTRATIONS OF CREDIT RISK

Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, trade receivables and commission receivables. Substantially all of the Company's cash and cash equivalents at December 31, 1998 and 1999 were held by two U.S. financial institutions. All of the Company's sales during the year were to end-users located in China or Hong Kong. Most of the Company's sales are accompanied by down payments of either cash or letters of credit with one Chinese financial institution. Sales on extended payment terms usually have down payments in the form of a letter of credit and additional payments are secured through several methods. Before extended payment terms are provided, the Company performs a thorough review of the local operation, secures a guarantee from higher authorities than the end-user, and performs other steps as needed. All of the Company's medical services provided by Beijing United Family Hospital were performed in China for patients residing in China. Substantially all of the payments received for such services were denominated in local currency; however, the Company is authorized to accept payment in other currencies.

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

The Company has a $1,750,000 credit facility with First National Bank of Maryland for short-term working capital needs, standby letters of credit, and spot and forward foreign exchange transactions. Balances outstanding under the facilities are payable on demand, fully secured and collateralized by government securities acceptable to the Bank having an aggregate fair market value of not less than $1,945,000. As of December 31, 1999, letters of credit issued by the bank amounted to approximately $318,000 and no amounts were outstanding under the line of credit facility. Borrowings under the credit facility bear interest at 1% over three month London Interbank Offered Rate ("LIBOR").

The Company conducts its marketing and sales and provides its services exclusively to buyers located in China and Hong Kong. The medical services and products provided by Beijing United Family Hospital and the marketing of such services are performed exclusively for/to patients in China. The Company's results of operations and its ability to obtain financing could be adversely affected if there was a deterioration in trade relations between the United States and China.

Of the Company's net assets at December 31, 1998 and 1999, approximately $6,168,000 and $6,693,000, respectively, of such assets are located in China, consisting principally of cash, inventories, property improvements and equipment.

See Note 10 also.

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

Purchases from one supplier totaled approximately $9,055,000 and $9,616,000 for the years ended December 31, 1998 and 1999, respectively. The Company has entered into a security arrangement to ensure the payment of such supplier's accounts payable.

11. SEGMENT REPORTING

The following segment information has been provided in response to the Company's adoption of Statement of Accounting Standards No. 131, 'Disclosures about Segments of an Enterprise and Related Information':

For the twelve months ended December 31, 1999:

Segments	Healthcare Products	Healthcare Services	Total
Assets	$19,708,000	$4,676,000	$24,384,000

Sales and service revenue	$33,182,000	$3,946,000	$37,128,000
Gross Profit	8,234,000	n/a	n/a
Gross Profit %	25%	n/a	n/a
Expenses	7,991,000	4,410,000	37,349,000
Income/(loss) from operations	$243,000	$(464,000)	(221,000)
Other income/expense, net			896,000
Minority interest			(18,000)
Income before income tax			$657,000

For the twelve months ended December 31, 1998:

Segments	Healthcare Products	Healthcare Services	Total
Assets	$24,311,000	$4,242,000	$28,553,000

Revenue	$19,750,000	$1,860,000	$21,610,000
Gross Profit	5,668,000	n/a	n/a
Gross Profit %	29%	n/a	n/a
Expenses	8,195,000	2,946,000	25,223,000
Loss from operations	$(2,527,000)	$(1,086,000)	(3,613,000)
Other income/expense, net			1,661,000
Minority interest			(12,000)
Loss before income tax			$(1,964,000)

Intersegment transactions were eliminated for the years ended December 31, 1998 and 1999

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons

The information relating to the directors, executive officers, promoters and control persons of the Company will be included in the Company's Proxy Statement (the "Proxy Statement") relating to its 2000 Annual Meeting of Stockholders, which the Company intends to file with the Securities and Exchange Commission on or prior to May 1, 2000, and is incorporated herein by reference.

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
3.1A

Certificate of Amendment of the Certificate of Incorporation dated February 18, 1999. Incorporated by reference to Exhibit 3.1A to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998.

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
10.10

Distribution Agreement dated as of January 1, 1998 between Acuson Corporation and the Company. Incorporated by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998.

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

10.13

Lease Agreement dated May 10, 1998, between the School of Posts and Telecommunications and the Company relating to the lease of additional space. Incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998.

10.14

Sublease Agreement between the Company and the Beijing International School dated March 4, 1996. Incorporated by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

10.15

Amendment Number One to the Sublease Agreement between the Company and the Beijing International School, dated April 23, 1998. Incorporated by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998.

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

21.1	List of subsidiaries. Incorporated by reference to Exhibit 21.1 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998.
27.1	Financial Data Schedules. Filed herewith.
- -- -- -- -- -- -- -- -- --

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

Dated: March 30, 2000
By: /S/ Roberta Lipson

Roberta Lipson
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.
Dated: March 30, 2000

By: /S/ Roberta Lipson

Roberta Lipson

Chairperson of the Board of Directors,

Chief Executive Officer and President

Dated: March 30, 2000

By: /S/ Elyse Beth Silverberg

Elyse Beth Silverberg
Executive Vice President, Secretary and Director

Dated: March 30, 2000

By: /S/ Lawrence Pemble

Lawrence Pemble
Executive Vice President-Finance and Director

Dated: March 30, 2000

By: /S/ Robert C. Goodwin, Jr.

Robert C. Goodwin, Jr.
Executive Vice President of Operations,

Treasurer, General Counsel and Director

Dated: March 30, 2000

By: /S/ Ronald Zilkowski

Ronald Zilkowski
Senior Vice President Finance and Controller