Form 10KSB/A
period 1999-12-31
US CHINA INDUSTRIAL EXCHANGE INC
filed 2000-05-01
CIK 922717

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               AMENDMENT NO. 1 ON
                                  FORM 10-KSB/A

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

                     FOR FISCAL YEAR ENDED DECEMBER 31, 1999


                         Commission File Number: 0-24624
                         -------------------------------

                      U.S.-CHINA INDUSTRIAL EXCHANGE, INC.
                 ----------------------------------------------
                 (Name of Small Business Issuer in Its Charter)


                NEW YORK                                         13-3097642
-----------------------------------------------                ----------------
(State or Other Jurisdiction of Incorporation)                (I.R.S. Employer
           or Organization)                                  Identification No.)

          7201 WISCONSIN AVENUE
            BETHESDA, MARYLAND                                     20814
-----------------------------------------                        ----------
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if disclosure of delinquent filers in response to item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB[ ].

Issuer's revenues for its most recent fiscal year:  $37,128,000.

The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, the average bid and asked prices of such stock, as of March 22, 2000 was approximately $10,440,000.

The number of shares outstanding of each of the issuer's classes of common equity, as of March 22, 2000, was 596,563 shares of Common Stock and 193,750 shares of Class B Common Stock.

Documents Incorporated by Reference:  None.

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS.

         The directors and executive officers of the Company and their present positions with the Company are as follows:

Name                           Positions with the Company
----                           --------------------------

Roberta Lipson                 Chairperson of the Board of Directors,
                               Chief Executive Officer and President

Elyse Beth Silverberg          Executive Vice President, Secretary and
                               Director

Lawrence Pemble                Executive Vice President Finance and Business
                               Development and Director

Robert C. Goodwin, Jr.         Executive Vice President Operations, Treasurer,
                               Assistant Secretary, General Counsel and Director

A. Kenneth Nilsson*            Director

Julius Y. Oestreicher*         Director

----------------
* Member of both the Audit and Compensation Committees.

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

         Set forth below is certain information with respect to each director:

         ROBERTA LIPSON, 44, co-founded the Company in 1981. Ms. Lipson has served as the Chairperson of the Board of Directors, Chief Executive Officer and President since that time. From 1979 until founding the Company in 1981, Ms. Lipson was employed in China by Sobin Chemical, Inc., a worldwide trading company, as Marketing Manager, coordinating marketing and sales of various equipment in China. Ms. Lipson was employed by Schering-Plough Corp. in the area of product marketing until 1979. Ms. Lipson received a B.A. degree in East Asian Studies from Brandeis University and an M.B.A. from Columbia University Graduate School of Business.

         ELYSE BETH SILVERBERG, 42, co-founded the Company in 1981. Ms. Silverberg has served as the Company's Executive Vice President and Secretary and as a Director since that time. Prior to founding the Company, from 1980 to 1981, Ms. Silverberg worked with Ms. Lipson at Sobin Chemical, Inc. and was an intern in China with the National Council for U.S.-China Trade from 1979 to 1980. Ms. Silverberg received a B.A. degree in Chinese Studies and History from the State University of New York at Albany.

         LAWRENCE PEMBLE, 43, joined the Company in 1984 and has served as Executive Vice President Finance and Business Development since January 1996. From 1986 until 1996, Mr. Pemble served as Vice President of Marketing. From 1986 through April 1992 and September 1993 to the present, Mr. Pemble has also served as a Director of the Company. Prior to joining the Company, Mr. Pemble was employed by China Books and Periodicals, Inc. as Manager, East Coast Center. Mr. Pemble received a B.A. degree in Chinese Studies and Linguistics from the State University of New York at Albany.

         ROBERT C. GOODWIN, JR., 59, has served as Executive Vice President Operations since January 1996, as Assistant Secretary since June 1995 and as General Counsel, Treasurer and a Director of the Company since October 1992. In addition to his other duties, from October 1992 until January 1996, Mr. Goodwin served as Vice President of Operations for the Company. Prior to joining the Company, Mr. Goodwin was engaged in the private practice of law from 1979 to 1992, with a specialty in international law, in Washington, D.C. and had served as the Company's outside counsel since 1984. Prior to such employment, Mr. Goodwin served for two years as the Assistant General Counsel for International Trade and Emergency Preparedness for the United States Department of Energy and for three years as the Deputy Assistant General Counsel for the Federal Energy Administration. From 1969 until 1974, Mr. Goodwin served as an attorney-advisor for the U.S. Department of Commerce. Mr. Goodwin received a B.A. degree from Fordham University and a J.D. from Georgetown University Law Center.

         A. KENNETH NILSSON, 67, has served as a Director of the Company since January 1996. Since 1989, Mr. Nilsson has served as Chairman of Eureka Group, Inc., a consulting firm he founded in 1972. Prior to 1989, Mr. Nilsson served as Vice Chairman of Cooper Companies, Inc., and as President of Cooper Laboratories, Inc., and President of Cooper Lasersonics, Inc. He previously served as an executive of Max Factor & Co., Ltd. and of Pfizer International, Inc. Mr. Nilsson received a B.A. degree in Telecommunications from the University of Southern California and an M.A. in Political Science from the University of California.

         JULIUS Y. OESTREICHER, 70, has served as a Director of the Company since January 1996. Mr. Oestreicher has been a partner with the law firm of Oestreicher & Ennis, LLP and its predecessor firms for thirty years, engaged primarily in estate, tax and business law. Mr. Oestreicher received a B.S. degree in Business Administration from City College of New York and a J.D. from Fordham University School of Law.

ITEM 10.          EXECUTIVE COMPENSATION.

         The following table sets forth information concerning the annual compensation of the Company's chief executive officer and other most highly compensated executive officers whose salary and bonus exceeded $100,000 during 1998 for services in all capacities to the Company during that year:


                                                                                                                       Long Term
                                                                             Annual Compensation                      Compensation
                                                         ---------------------------------------------------------    ------------

Name and                                                                                                Other           Shares
Principal Position                                                                    Annual          Underlying
                                                         Year         Salary          Bonus           Compensation      Option
                                                         ----         ------          -----           ------------      ------
Roberta Lipson,                                           1999        $160,684        $   --          $ 42,594(1)            --
     Chairperson on                                       1998        $152,300        $   --          $ 43,235(1)            --
     the Board, Chief                                     1997        $167,670        $   --          $ 26,421(1)            --
     Executive Officer
     and President

Elyse Beth Silverberg,                                    1999        $154,733        $   --          $125,260(2)            --
     Executive Vice                                       1998        $146,659        $   --          $ 31,443(2)            --
     President and                                        1997        $161,460        $   --          $ 29,834(2)            --
     Secretary

Lawrence Pemble,                                          1999        $148,682        $   --          $   --                 --
     Executive Vice                                       1998        $142,369        $   --          $   --                 --
     President Finance                                    1997        $161,221        $   --          $   --                 --
     and Business
     Development

Robert C. Goodwin, Jr                                     1999        $139,736        $   --          $   --                7,000(3)
     Executive Vice                                       1998        $125,129        $   --          $   --                1,250
     President Operations, 1997                                       $141,875        $ 31,203        $   --                2,500
     General Counsel,
     Assistant Secretary
     and Treasurer

----------

(1) Includes tuition expense for Ms. Lipson's sons in China in the amount of $38,164 for 1999, $40,785 for 1998, and $23,971 for 1997

(2) Includes yearly rental expense in the amount of $104,000 in 1999, $9,600 in 1998 and $9,400 in 1997 for Ms. Silverberg's housing in China and tuition expense in the amounts of $21,260 for 1999, $21,800 for 1998, and $20,434 for 1997 for Ms. Silverberg's son in China.

(3) All of these options represent the repricing during fiscal 1999 of previously-issued options.

                                              OPTION GRANTS IN LAST FISCAL YEAR

                                                                                                 POTENTIAL REALIZABLE
                                                                                                 VALUE AT ASSUMED
                           NUMBER OF      % OF TOTAL                                             ANNUAL RATES OF STOCK
                           SECURITIES     OPTIONS                                                PRICE APPRECIATION FOR
                           UNDERLYING     GRANTED TO                                             OPTION TERMS
NAME                       OPTIONS        EMPLOYEES IN      EXERCISE OR         EXPIRATION       ----------------------
----                       GRANTED        FISCAL 1999       BASE PRICE          DATE                5%($)       10%($)
                           -------        -----------       ----------------    ---------------  ----------    ---------

Robert C. Goodwin, Jr.      7,000          20.9%             $9.15/share(1)      July 13, 2009    $40,281      $102,079

----------------
(1) These options were repriced during fiscal 1999 from a price range of between $16 and $40 per share. These options are immediately exercisable as to 2,334 shares and are exercisable on each of July 13, 2000 and July 13, 2001 with respect to an additional 2,333 shares.


                   AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END OPTION VALUES


                                                             NUMBER OF SECURITIES
                             SHARES                        UNDERLYING UNEXERCISED        VALUE OF UNEXERCISED IN-
                             ACQUIRED ON    VALUE          OPTIONS AT FISCAL YEAR        THE MONEY OPTIONS AT END
NAME                         EXERCISE(#)    REALIZED($)    EXERCISABLE/UNEXERCISABLE     EXERCISABLE/UNEXERCISABLE(1)
-----                        -----------    -----------    -------------------------     ----------------------------

Robert C. Goodwin, Jr.             0            $0                2,334/4,666                   $21,239/$42,461

----------------
(1) Based on the closing bid price per share of $18.25 on the last day of fiscal 1999.


OPTION REPRICING

         The 1994 Stock Option Plan was established as an employment incentive to retain the persons necessary for the development and financial success of the Company. As a result of the decline over a long period of time of the market price of the Company's Common Stock, on July 12, 1999, the Board of Directors determined that the Company's outstanding stock options for its employees no longer served as intended. Pursuant to the authority granted under the 1994 Stock Option Plan, on that date the Board of Directors voted to approve the repricing of outstanding options to employees, including 7,000 options granted to Robert C. Goodwin, Jr. Such repricing was effected by offering to exchange new options with an exercise price of $9.15 per share, which was 110% of the fair market value of the Common Stock on the date of repricing, for the same number of options then held by each optionee. The new options also were subject to new vesting such that approximately one-third of such new options were exercisable on each of the date of grant and the next two anniversaries thereof. All of the repriced options had been immediately exercisable on the date of repricing. Otherwise, such new options have identical terms and conditions as the repriced options.

EMPLOYMENT AGREEMENTS

         The Company has entered into an employment agreement, with each of Mmes. Lipson and Silverberg and Messrs. Pemble and Goodwin providing for base salaries to be subject to annual review and adjustment as determined by the company, and which effective June 1, 1999, have been set at $167,670, $161,460, $155,250 and

$152,040, respectively. Each such executive officer also receives additional benefits, including those generally provided to other executive officers of the Company. In addition, each of Mmes. Lipson and Silverberg also receives reimbursement of expenses relating to residing in China. Each employment agreement also contains non-competition provisions that preclude each executive from competing with the Company for a period of two years from the date of termination of employment unless his or her employment is terminated by the Company without cause, as such term is defined in the employment agreements. Each employment agreement has been automatically extended for the one-year period ending April 30, 2000, and is subject to successive annual renewal.

         The Company has obtained an individual term life insurance policy covering Ms. Lipson in the amount of $2,000,000. The Company is the sole beneficiary under this policy.

COMPENSATION OF DIRECTORS

         Each director who is not an employee of the Company is paid for service on the Board of Directors a retainer at the rate of $1,000 per annum and an additional $500 for each meeting of the Board of Directors attended. The Company also reimburses each director for reasonable expenses in attending meetings of the Board of Directors. Directors who are also employees of the Company are not separately compensated for their services as directors. In addition, on July 13, 2000, each director who is not an employee of the Company was granted, pursuant to the Company's 1994 Stock Option Plan, options to purchase 4,000 shares of the Company's Common Stock at an exercise price per share of $8.3125. Such options have a term of ten years and are immediately exercisable.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and executive officers, and persons who own more than 10% of the Company's Common Stock, to file with the Securities and Exchange Commission (the "SEC") initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) reports they file. To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company during the one-year period ended December 31, 1999, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% shareholders were complied with.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth information as to the ownership of shares of the Company's Common Stock and Class B Common Stock as of April 15, 2000 with respect to (i) holders known to the Company to beneficially own more than five percent of the outstanding Common Stock or the Class B Common Stock,
(ii) each director, (iii) the Company's Chief Executive Officer and each other executive officer whose annual cash compensation for 1998 exceeded $100,000 and
(iv) all directors and executive officers of the Company as a group. The following calculation takes into account the Company's one-for-eight reverse stock split of its Common Stock and Class B Common Stock, as well as the expiration of its Class A and Class B Warrants on August 18, 1999.



                                                            Amount and Nature
                                                             of Beneficial
                                                            Ownership (2)(3)                     Percent of:
                                                            -----------------                    -----------
Name and Address of                       Common                Class B                  Common          Class B
Beneficial Shareholder(1)                 Stock             Common Stock(4)               Stock        Common Stock
-------------------------                 -----             ---------------               -----        ------------
Roberta Lipson                                  250                100,000(5)                 *             51.6%

Elyse Beth Silverberg                         4,375                 65,125                    *             33.6%

Lawrence Pemble                                 238                 18,625                    *              9.6%

Robert C. Goodwin, Jr.                        3,678(6)                   0                    *                0%

Julius Y. Oestreicher                         5,250(7)                   0                    *                0%

A. Kenneth Nilsson                            5,250(8)                   0                    *                0%

Steven T. Newby                             123,500(9)                   0                  20.7%              0%
55 Quince Orchard Rd,
Suite 606
Gaithersburg, MD  20878

All Executive Officers                       18,541(10)            183,750                   3.0%           94.8%
and Directors as a Group
(6 persons)

---------------------------
* Less than 1%.

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

(5) Includes 5,000 shares held by the Ariel Benjamin Lee Trust, of which Ms. Lipson is a Trustee.

(6) Includes 2,334 shares that may be purchased pursuant to stock options that are exercisable currently or within 60 days.

(7)      Represents   shares  that  may  be  purchased   pursuant  to  currently
         exercisable stock options. Does not include 2,500 shares of Common Stock beneficially owned by Mr. Oestreicher's wife.

(8) Includes 4,000 shares that may be purchased pursuant to currently exercisable stock options.

(9)      The amount and nature of beneficial ownership of these shares by Steven
         T. Newby is based solely on the Schedule 13G filings as submitted by Mr. Newby.

(10) Includes an aggregate of 11,584 shares that may be purchased pursuant to currently exercisable stock options.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

                  Not applicable.


SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Company caused this Form 10-KSB/A to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            U.S.-CHINA INDUSTRIAL EXCHANGE, INC.


May 1, 2000                           By:   /s/ Robert C. Goodwin, Jr.
                                            --------------------------
                                                Robert C. Goodwin, Jr.
                                                Executive Vice President and
                                                General Counsel