Form 10QSB
period 2000-03-31
US CHINA INDUSTRIAL EXCHANGE INC
filed 2000-05-15
CIK 922717

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2000

Commission File No. 0-24624

U.S.-CHINA INDUSTRIAL EXCHANGE, INC.

(Name of small business issuer in its charter)

NEW YORK	13-3097642
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7201 Wisconsin Avenue

Bethesda, Maryland, 20814

Registrant's telephone number, including area code: (301) 215-7777

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.01 par value

Indicate by check mark whether the registrant(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

The number of shares outstanding of each of the issuer's classes of common equity, as of May 12, 2000, was 596,563 shares of Common Stock and 193,750 shares of Class B Common Stock.

PART I. - FINANCIAL INFORMATION

U.S.-CHINA INDUSTRIAL EXCHANGE, INC. CONSOLIDATED BALANCE SHEETS (unaudited)
	March 31, 2000	December 31, 1999
ASSETS
Current assets:

Cash & cash equivalents
	$5,298,000	$4,948,000

Receivables:

Trade accounts, less allowance for doubtful accounts of $604,000	4,112,000	4,970,000
Current portion - - long term trade accounts	2,805,000	2,801,000
Inventories, net	6,539,000	5,881,000
Other current assets	1,216,000	1,013,000
Total current assets	19,970,000	19,613,000
Property & equipment, net	3,764,000	3,756,000
Trade accounts receivable, long term	28,000	196,000
Other	837,000	819,000
Total assets	$24,599,000	$24,384,000
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$10,347,000	$9,561,000
Accrued contract training	1,216,000	1,395,000
Current portion-long term accounts payable, net	495,000	645,000
Income taxes payable	168,000	105,000
Total current liabilities	12,226,000	11,706,000
Long term accounts payable, net	137,000	91,000
Total liabilities	$12,363,000	$11,797,000
Stockholders' equity:
Preferred stock, $.01 par value, authorized 5,000,000, none issued	- -	- -
Common stock, $.01 par value, 30,000,000 shares authorized (including 2,000,000 designated Class B):
Common stock - -596,563 issued and outstanding in each year	6,000	6,000
Class B stock - -193,750 issued and outstanding in each year	2,000	2,000
Additional capital	17,294,000	17,294,000
Foreign currency equity translation adjustment	0	2,000
Accumulated Deficit	(5,066,000)	(4,717,000)
Total stockholders' equity	12,236,000	12,587,000
Total liabilities and stockholders' equity	$24,599,000	$24,384,000

See accompanying notes
U.S.-CHINA INDUSTRIAL EXCHANGE, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three months ended March 31,
	2000	1999

Total sales and service revenue
	$7,040,000	$9,405,000

Cost and Expenses
Cost of goods and services sold	4,604,000	6,701,000
Salaries and payroll taxes	1,572,000	1,440,000
Travel and entertainment	279,000	261,000

Other	961,000	874,0000
(Loss)/income from operations	(376,000)	129,000
Minority Interest	(23,000)	0
Other income and (expenses)
Interest expense	(22,000)	(8,000)
Interest income	44,000	0
Miscellaneous income - net	110,000	202,000
(Loss)/income before income taxes	(267,000)	323,000
Provision for income taxes	(82,000)	(17,000)
Net (loss)/income	$(349,000)	$306,000
Net (loss)/income per common share - basic and diluted	$(0.44)	$0.39
Weighted average shares outstanding - basic and diluted	790,313	790,313
See accompanying notes

U.S.-CHINA INDUSTRIAL EXCHANGE, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Three months ended March 31,
	2000	1999
OPERATING ACTIVITIES
Net (loss)/income	$(349,000)	$306,000
Adjustments to reconcile net (loss)/income to net cash (used in)/provided by operating activities:
Depreciation	178,000	165,000
Inventory write-down	38,000	40,000
Changes in operating assets and liabilities:
Trade receivables	1,022,000	(2,724,000)
Inventories	(696,000)	830,000
Other current assets	(203,000)	(294,000)
Other assets	(18,000)	(38,000)
Accounts payable and accrued expenses	503,000	2,011,000
Income taxes payable	63,000	(17,000)
Net cash provided by operating activities	538,000	279,000

INVESTING ACTIVITIES
Purchases of property and equipment	(188,000)	(111,000)
Net cash used in investing activities	(188,000)	(111,000)

Net increase in cash and cash equivalents	350,000	168,000
Cash and cash equivalents at beginning of period	4,948,000	4,723,000
Cash and cash equivalents at end of period	$5,298,000	$4,891,000

U.S.-CHINA INDUSTRIAL EXCHANGE, INC.

NOTES TO FINANCIAL STATEMENTS

March 31, 2000

Note 1. Statement of Information Furnished

The accompanying unaudited consolidated financial statements have been prepared in accordance with Form 10-QSB instructions and in the opinion of management contain all adjustments and normal or recurring accruals as necessary to present fairly the financial position as of March 31, 2000, the results of operations for the quarters ended March 31, 2000 and 1999 and the cash flows for the quarters ended March 31, 2000 and 1999. These results have been determined on the basis of generally accepted acc

Certain information and footnote disclosure normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that the accompanying consolidated financial statements be read in conjunction with the financial statements and notes thereto incorporated in the Company's Form 10-KSB.

Note 2. Segment Information

The following segmental information has been provided in response to the Company's adoption of Financial Accounting Standards No. 131, 'Disclosures about Segments of an Enterprise and Related Information':

For the three months ended March 31, 2000:
Segments	Healthcare Products	Healthcare Services	Total
Assets	$19,866,000	$ 4,733,000	$24,599,000

Sales and service revenue	$5,849,000	$1,191,000	$7,040,000
Gross Profit	1,447,000	n/a	n/a
Gross Profit %	25%	n/a	n/a
Expenses	1,729,000	1,285,000	7,416,000
Income/(loss) from operations	$ (282,000)	$(94,000)	(376,000)
Other income/expense, net			132,000
Minority interest			(23,000)
Loss before income tax			$ (267,000)

For the three months ended March 31, 1999:
Segments	Healthcare Products	Healthcare Services	Total
Assets	$26,519,000	$4,333,000	$30,852,000

Sales and service revenue	$8,643,000	$ 762,000	$9,405,000
Gross Profit	2,057,000	n/a	n/a
Gross Profit %	24%	n/a	n/a
Expenses	1,707,000	983,000	9,276,000
Income/(loss) from operations	$350,000	$(221,000)	129,000
Other income/expense, net			194,000
Income before income tax			$ 323,000

Intersegment transactions were eliminated for the three months ended March 31, 2000 and 1999.

Note 3. Stockholders Equity

The following is an illustration of the reconciliation of the numerators and denominators of the basic and diluted Earnings per Share (EPS) computations for "income before extraordinary item and accounting change" and other related disclosures:
	For the three months ended March 31, 2000
	Loss (Numerator)	Shares (Denominator)	Per-Share Amount
Net loss/Basic LPS	$(349,000)	790,313	$(0.44)
Effect of dilutive securities:

Warrants and options	- -	- -	- -
Net loss/Diluted LPS	$(349,000)	790,313	$(0.44)

Options outstanding in 2000 were not included in the computation of diluted LPS because the options would have been antidilutive
	For the three months ended March 31, 1999
	Loss (Numerator)	Shares (Denominator)	Per-Share Amount
Net income/Basic EPS	$306,000	790,313	$ 0.39
Effect of Dilutive Securities:
Warrants and options	- -	- -	- -
Net income/Diluted EPS	$306,000	790,313	$ 0.39

MANAGEMENT'S DISCUSSION AND ANALYSIS OF

Financial Condition and Results of Operations

Quarter ended March 31, 2000 compared to quarter ended March 31, 1999

The Company's revenues for the first quarter ended March 31, 2000 were $7,040,000, down $2,365,000 or 25% from the quarter ended March 31, 1999 revenues of $9,405,000. The largest single component in the first quarter 1999 was $4,290,000 in sales attributable to shipments made under the Company's 1998 EXIM loan transaction. There were no EXIM sales in the first quarter of 2000, although the Company expects EXIM sales later in the year of about $12 million assuming all final approvals are received.

The Company recorded a net loss in the first quarter ended March 31, 2000 of $349,000 compared with net income of $306,000 in the quarter ended March 31, 1999.

Healthcare Products

The healthcare products segment, consisting of medical equipment, medical consumables and personal healthcare products, had revenue of $5,849,000, a decrease of 32%, in the quarter ended March 31, 2000 from the quarter ended March 31, 1999 revenues of $8,643,000. The 1999 revenues included $4,290,000 attributable to shipments under the 1998 EXIM loan transaction.

Gross profit in the first quarter ended March 31, 2000 was $1,447,000 as compared to the gross profit of $2,057,000 in the quarter ended March 31, 1999. As a percentage of revenue, gross profit from the healthcare products segment rose slightly in the first quarter 2000 to 25% from 24% in the quarter ended March 31, 1999.

Expenses for the healthcare products segment in the first quarter ended March 31, 2000 increased slightly to $1,729,000 from $1,706,000 in the quarter ended March 31, 1999. A decrease in salaries of $3,000 was offset by increases in travel and entertainment expense increase of $17,000 and other costs of $9,000.

Healthcare Services

The healthcare services segment consists of a Western style primary care hospital and outpatient facility. In the first quarter ended March 31, 2000, the revenues from this segment increased to $1,191,000 or 56% over the quarter ended March 31, 1999 revenue of $762,000 due to expanded services and increased patient flow.

Healthcare services costs increased in the quarter ended March 31, 2000 to $1,285,000 or 31% over the quarter ended March 31, 1999 costs of $983,000. Salaries increased by $135,000, with all other costs increasing $167,000.

Other Income and Expenses

Interest income in the quarter ended March 31, 2000 was $44,000 due primarily to investment of excess cash. There was no interest income in the quarter ended March 31, 1999.

Other income decreased in the quarter ended March 31, 2000 to $110,000 from $202,000 in the quarter ended March 31, 1999. Other income for the quarter was due principally to payments received under final contracts associated with the phase out of non-healthcare related product and $95,000 in sub-rental income. The final contract payments received in the quarter ended March 31, 2000 were $15,000 as compared to $107,000 received in the quarter ended March 31, 1999. The Company's extension of the sub-ren pace.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2000 accounts receivable decreased $1,022,000. This change is mainly attributable to collection of receivables generated by 1999 fourth quarter shipments and to decreased sales in the first quarter ended March 31, 2000.

As of March 31, 2000, merchandise inventories were $6,539,000 rising $658,000 from the period ended December 31, 1999 balance of $5,881,000. This increase was mainly attributable to expansion of the consumable business to other regions of China by the healthcare products group. This increase was somewhat offset by an increase in Accounts Payable of $503,000 due primarily to extended payments on certain inventory shipments.

With the exception of historical information, the matters discussed or incorporated by reference in this Report on Form 10-QSB and, if any, in the Company's 1999 Annual Report to Stockholders are forward-looking statements that involve risks and uncertainties. These forward-looking statements include, but are not limited to, statements about the Company's (i) performance goals, including successful conclusion of efforts to secure government-backed financing, (ii) future revenues pansion of its health services business. Actual results could differ materially from such forward-looking statements because of, among other things, the following factors: developments relating to conducting business in China (including political, economic and legal matters), the timing of the Company's revenues, risks relating to commencement and early operation of healthcare services, dependence on certain suppliers, and extension of credit terms.

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

a. None

b. Reports on Form 8-K

None

U.S.-CHINA INDUSTRIAL EXCHANGE, INC.

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

U.S.-CHINA INDUSTRIAL EXCHANGE, INC.

Dated: May 12, 2000
By: /S/ Lawrence Pemble

Lawrence Pemble
Executive Vice President Finance and Director

Dated: May 12, 2000
By: /S/ Ronald Zilkowski

Ronald Zilkowski
Senior Vice President Finance and Controller