Form 10QSB
period 2000-06-30
US CHINA INDUSTRIAL EXCHANGE INC
filed 2000-08-14
CIK 922717

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2000

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

Common Stock, $.01 par value

Indicate by check mark whether the registrant(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

The number of shares outstanding of each of the issuer's classes of common equity, as of August 8, 2000, was 597,563 shares of Common Stock and 193,750 shares of Class B Common Stock.

PART I. - FINANCIAL INFORMATION

U.S.-CHINA INDUSTRIAL EXCHANGE, INC. CONSOLIDATED BALANCE SHEETS (unaudited)
	June 30, 2000	December 31, 1999
ASSETS
Current assets:

Cash & cash equivalents
	$4,729,000	$ 4,948,000

Receivables:

Trade accounts, less allowance for doubtful accounts of $604,000	5,685,000	4,970,000
Current portion - - long term trade accounts	2,326,000	2,801,000
Inventories, net	7,654,000	5,881,000
Deferred taxes	428,000	115,000
Other current assets	1,139,000	898,000
Total current assets	21,961,000	19,613,000
Property & equipment, net	3,851,000	3,756,000
Trade accounts receivable, long term	0	196,000
Other	819,000	819,000
Total assets	$ 26,631,000	$ 24,384,000
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$ 12,258,000	$ 9,561,000
Accrued contract training	1,126,000	1,395,000
Current portion-long term accounts payable, net	583,000	645,000
Income taxes payable	190,000	105,000
Total current liabilities	14,157,000	11,706,000
Long term accounts payable, net	114,000	91,000
Total liabilities	$ 14,271,000	$ 11,797,000
Stockholders' equity:
Preferred stock, $.01 par value, authorized 5,000,000, none issued	- -	- -
Common stock, $.01 par value, 30,000,000 shares authorized (including 2,000,000 designated Class B):
Common stock - -597,563 and 596,563 shares issued and outstanding as of June 30, 2000 and 1999 respectively	6,000	6,000
Class B stock - -193,750 issued and outstanding in each year	2,000	2,000
Additional capital	17,303,000	17,294,000
Foreign currency equity translation adjustment	(1,000)	2,000
Accumulated Deficit	(4,950,000)	(4,717,000)
Total stockholders' equity	12,360,000	12,587,000
Total liabilities and stockholders' equity	$ 26,631,000	$ 24,384,000

See accompanying notes
U.S.-CHINA INDUSTRIAL EXCHANGE, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three months ended June 30,		Six months ended June 30,
	2000	1999	2000	1999

Total sales and service revenue
	$9,462,000	$13,240,000	$16,502,000	$22,645,000

Cost and Expenses
Cost of goods and services sold	6,217,000	9,501,000	10,821,000	16,202,000
Salaries and payroll taxes	1,919,000	1,815,000	3,491,000	3,255,000
Travel and entertainment	411,000	340,000	690,000	601,000

Other	1,116,000	1,028,000	2,077,000	1,902,000
(Loss)/income from operations	(201,000)	556,000	(577,000)	685,000
Minority Interest	(3,000)	(18,000)	(26,000)	(18,000)
Other income and (expenses)
Interest expense	(36,000)	8,000	(58,000)	0
Interest income	39,000	170,000	83,000	170,000
Miscellaneous income - net	273,000	135,000	383,000	337,000
Income/(loss) before income taxes	72,000	851,000	(195,000)	1,174,000
Benefit/(provision) for income taxes	44,000	(34,000)	(38,000)	(51,000)
Net income/(loss)	$ 116,000	$ 817,000	$ (233,000)	$ 1,123,000
Net Income/(loss) per common share - basic and diluted	$ 0.15	$ 1.03	$ (0.29)	$ 1.42
Weighted average shares outstanding - basic and diluted	790,557	790,313	790,435	790,313
See accompanying notes

U.S.-CHINA INDUSTRIAL EXCHANGE, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Six months ended June 30,
	2000	1999
OPERATING ACTIVITIES
Net (loss)/income	$ (233,000)	$1,123,000
Adjustments to reconcile net (loss)/income to net cash provided by operating activities:
Depreciation	389,000	356,000
Inventory write-down	75,000	84,000
Changes in operating assets and liabilities:
Trade receivables	(44,000)	5,218,000
Inventories	(1,848,000)	1,164,000
Deferred taxes	(313,000)	0
Other current assets	(241,000)	(271,000)
Other assets	0	(14,000)
Accounts payable and accrued expenses	2,389,000	(4,270,000)
Income taxes payable	85,000	(57,000)
Net cash provided by operating activities	259,000	3,333,000

INVESTING ACTIVITIES
Purchases of property and equipment	(484,000)	(345,000)
Net cash used in investing activities	(484,000)	(345,000)

FINANCING ACTIVITIES
Issuance of common stock	9,000	0

Net change in foreign currency equity translation	(3,000)	0

Net increase (decrease) in cash and cash equivalents	(219,000)	2,998,000
Cash and cash equivalents at beginning of period	4,948,000	4,723,000
Cash and cash equivalents at end of period	$ 4,729,000	$ 7,711,000

U.S.-CHINA INDUSTRIAL EXCHANGE, INC.

NOTES TO FINANCIAL STATEMENTS

June 30, 2000

Note 1. Statement of Information Furnished

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and the instructions to Form 10-QSB. In the opinion of management the accompanying consolidated financial statements contain all adjustments and normal or recurring accruals as necessary to present fairly the financial position as of June 30, 2000, the results of operations for the three and six month periods ended June 30, 2000 and 1999 and the cash flows for the six months ended June 30, 2000 and 1999. These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's Form 10-KSB. The consolidated results of operations for the three-month and six-month periods ended June 30,2000 are not necessarily indicative of the results that may be expected for the full fiscal year.

Certain information and footnote disclosure normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that the accompanying consolidated financial statements be read in conjunction with the financial statements and notes thereto incorporated in the Company's Form 10-KSB.

Change in Accounting Policies

In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25. The Company is required to adopt the Interpretation on July 1, 2000. The Interpretation requires that stock options that have been modified to reduce the exercise price be accounted for as variable. The Company has repriced stock options on July 13, 1999 and in accordance with general accepted accounting principles accounts for the repriced stock options as fixed. As a result of adopting the Interpretation, the Company will be required to apply variable accounting to these options and if the market price of the Company's stock increases it will recognize additional compensation expense that it otherwise would not have incurred. However, the impact cannot be determined as it is dependent on the change in the market price of the stock from July 1, 2000 until the stock options are exercised.

Note 2. Segment Information

The following segmental information has been provided in response to the Company's adoption of Financial Accounting Standards No. 131, 'Disclosures about Segments of an Enterprise and Related Information':

For the six months ended June 30, 2000:
Segments	Healthcare Products	Healthcare Services	Total
Assets	$21,318,000	$ 5,374,000	$26,692,000

Sales and service revenue	$13,678,000	$2,824,000	$16,502,000
Gross Profit	3,350,000	n/a	n/a
Gross Profit %	24%	n/a	n/a
Expenses	3,988,000	2,763,000	6,258,000
Income/(loss) from operations	$ (638,000)	$61,000	(577,000)
Other income/expense, net			408,000
Minority interest			(26,000)
Loss before income tax			$ (195,000)

For the six months ended June 30, 1999:
Segments	Healthcare Products	Healthcare Services	Total
Assets	$20,746,000	$4,604,000	$25,350,000

Sales and service revenue	$20,820,000	$1,825,000	$22,645,000
Gross Profit	4,878,000	n/a	n/a
Gross Profit %	23%	n/a	n/a
Expenses	3,914,000	2,104,000	5,758,000
Income/(loss) from operations	$964,000	$(279,000)	685,000
Other income/expense, net			489,000
Income before income tax			$ 1,174,000

Intersegment transactions were eliminated for the six months ended June 30, 2000 and 1999.

Note 3. Stockholders Equity

The following is a reconciliation of the numerators and denominators of the basic and diluted Earnings per Share (EPS) computations.
	For the six months ended June 30, 2000
	Loss (Numerator)	Shares (Denominator)	Per-Share Amount
Net loss/Basic LPS	$(233,000)	790,435	$(0.29)
Effect of dilutive securities:

Warrants and options	- -	- -	- -
Net loss/Diluted LPS	$(233,000)	790,435	$(0.29)

Options outstanding in 2000 were not included in the computation of diluted LPS because the options would have been antidilutive.
	For the six months ended June 30, 1999
	Loss (Numerator)	Shares (Denominator)	Per-Share Amount
Net income/Basic EPS	$1,123,000	790,313	$1.42
Effect of Dilutive Securities:
Warrants and options	- -	- -	- -
Net income/Diluted EPS	$1,123,000	790,313	$ 1.42

Note 4. Income Taxes

Income taxes for China based entities have been recomputed. A portion of the income taxes typically accrued and paid will be rebated by the government under certain conditions. The Company will recognize $155,000 in tax rebates during calendar year 2000 and estimates it will receive $158,000 in tax rebates in calendar year 2001 for taxes accrued and paid to date.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF

Financial Condition and Results of Operations

Three months ended June 30, 2000 compared to the three months ended June 30, 1999

The Company's revenues for the three months ended June 30, 2000 were $9,462,000, down $3,778,000 or 29% from the three months ended June 30, 1999 revenues of $13,240,000. The largest single component in the three months ended June 30, 1999 was $7,433,000 in sales attributable to shipments made under the Company's 1998 EXIM loan transaction. There were no EXIM sales in the three months ended June 30, 2000, although the Company expects EXIM sales of about $12 million to begin later in the year assuming all final approvals are received.

The Company recorded net income in the three months ended June 30, 2000 of $116,000 compared with net income of $817,000 in the three months ended June 30, 1999.

Healthcare Products

The healthcare products segment, consisting of medical equipment, medical consumables and personal healthcare products, had revenue of $7,829,000, a decrease of 36%, in the three months ended June 30, 2000 from the three months ended June 30, 1999 revenues of $12,177,000. The 1999 revenues included $7,433,000 attributable to shipments under the 1998 EXIM loan transaction.

Gross profit in the three months ended June 30, 2000 was $1,903,000 as compared to the gross profit of $2,821,000 in the three months ended June 30, 1999. As a percentage of revenue, gross profit from the healthcare products segment rose slightly in the three months ended June 30, 2000 to 24% from 23% in the three months ended June 30, 1999.

Expenses for the healthcare products segment in the three months ended June 30, 2000 increased slightly to $2,259,000 from $2,207,000 in the three months ended June 30, 1999. A decrease in salaries of $20,000 was offset by increases in travel and entertainment expense increase of $52,000 and other costs of $18,000.

Healthcare Services

The healthcare services segment consists of a Western style primary care hospital and outpatient facility. In the three months ended June 30, 2000, the revenues from this segment increased to $1,633,000 or 54% over the three months ended June 30, 1999 revenue of $1,063,000 due to expanded services and increased patient flow.

Healthcare services costs increased in the three months ended June 30, 2000 to $1,478,000 or 32% over the three months ended June 30, 1999 costs of $1,121,000. Salaries increased by $124,000, with all other costs increasing $233,000.

Other Income and Expenses

Other income increased in the three months ended June 30, 2000 to $273,000 from $135,000 in the three months ended June 30, 1999. Other income for the three months was due principally to payments received under final contracts associated with the phase out of non-healthcare related products and $95,000 in sub-rental income. The final contract payments received in the three months ended June 30, 2000 were $170,000 as compared to $40,000 received in the three months ended June 30, 1999. The Company's agreement with its current tenant expires July 31, 2000 with the tenant having an option to extend for an additional year. There has been no confirmation as to whether the tenant plans to exercise its option. Depending on the tenant's decision, the Company has several other possible uses for this space.

Six months ended June 30, 2000 compared to the six months ended June 30, 1999

The Company's revenues for the six months ended June 30, 2000 were $16,502,000, down $6,143,000 or 27% from the six months ended June 30, 1999 revenues of $22,645,000. The largest single component in the six months ended June 30, 1999 was $11,700,000 in sales attributable to shipments made under the Company's 1998 EXIM loan transaction. There were no EXIM sales in the six months ended June 30, 2000, although the Company expects EXIM sales of about $12 million to begin later in the year assuming all final approvals are received.

The Company recorded a net loss in the six months ended June 30, 2000 of $233,000 compared with net income of $1,123,000 in the six months ended June 30, 1999.

Healthcare Products

The healthcare products segment, consisting of medical equipment, medical consumables and personal healthcare products, had revenue of $13,678,000, a decrease of 34%, in the six months ended June 30, 2000 from the six months ended June 30, 1999 revenues of $20,820,000. The 1999 revenues included $11,700,000 attributable to shipments under the 1998 EXIM loan transaction.

Gross profit in the six months ended June 30, 2000 was $3,350,000 as compared to the gross profit of $4,878,000 in the six months ended June 30, 1999. As a percentage of revenue, gross profit from the healthcare products segment rose slightly in the six months 2000 to 24% from 23% in the six months ended June 30, 1999.

Expenses for the healthcare products segment in the six months ended June 30, 2000 increased slightly to $3,988,000 from $3,914,000 in the six months ended June 30, 1999. A decrease in salaries of $23,000 was offset by increases in travel and entertainment expense increase of $69,000 and other costs of $28,000.

Healthcare Services

The healthcare services segment consists of a Western style primary care hospital and outpatient facility. In the six months ended June 30, 2000, the revenues from this segment increased to $2,824,000 or 55% over the six months ended June 30, 1999 revenue of $1,825,000 due to expanded services and increased patient flow.

Healthcare services costs increased in the six months ended June 30, 2000 to $2,763,000 or 31% over the six months ended June 30, 1999 costs of $2,104,000. Salaries increased by $259,000, with all other costs increasing $400,000.

Other Income and Expenses

Other income increased in the six months ended June 30, 2000 to $383,000 from $337,000 in the six months ended June 30, 1999. Other income for the six months was due principally to payments received under final contracts associated with the phase out of non-healthcare related product and $95,000 in sub-rental income. The final contract payments received in the six months ended June 30, 2000 were $185,000 as compared to $147,000 received in the six months ended June 30, 1999. The Company's agreement with its current tenant expires July 31, 2000 with the tenant having an option to extend for an additional year. There has been no confirmation as to whether the tenant plans to exercise its option. Depending on the tenant's decision, the Company has several other possible uses for this space.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2000 accounts receivable net balance was $8,011,000, an increase of $44,000 since December 31, 1999.

As of June 30, 2000, merchandise inventories were $7,654,000 rising $1,773,000 from the period ended December 31, 1999 balance of $5,881,000. Increases relate to new products, $1,260,000, and expansion of the consumable business to other regions of China, $513,000. This increase was offset by an increase in accounts payable of $2,389,000 primarily due to new vendor payment arrangements on inventory shipments.

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

Dated: August 14, 2000
By: /S/ Lawrence Pemble

Lawrence Pemble
Executive Vice President Finance and Director

Dated: August 14, 2000
By: /S/ Ronald Zilkowski

Ronald Zilkowski
Senior Vice President Finance and Controller