Form 10QSB
period 2000-09-30
US CHINA INDUSTRIAL EXCHANGE INC
filed 2000-11-14
CIK 922717

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2000

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

Common Stock, $.01 par value

Indicate by check mark whether the registrant(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

The number of shares outstanding of each of the issuer's classes of common equity, as of November 6, 2000, was 657,319 shares of Common Stock and 193,750 shares of Class B Common Stock.

PART I. - FINANCIAL INFORMATION

U.S.-CHINA INDUSTRIAL EXCHANGE, INC. CONSOLIDATED BALANCE SHEETS (unaudited)
	September 30, 2000	December 31, 1999
ASSETS
Current assets:

Cash & cash equivalents
	$ 4,803,000	$ 4,948,000

Receivables:

Trade accounts, less allowance for doubtful accounts of $604,000	4,997,000	4,970,000
Current portion - - long term trade accounts	1,817,000	2,801,000
Inventories, net	7,675,000	5,881,000
Deferred taxes	428,000	115,000
Other current assets	1,154,000	898,000
Total current assets	20,874,000	19,613,000
Property & equipment, net	3,790,000	3,756,000
Trade accounts receivable, long term	41,000	196,000
Other	999,000	819,000
Total assets	$ 25,704,000	$ 24,384,000
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$ 11,460,000	$ 9,561,000
Accrued contract training	1,200,000	1,395,000
Current portion-long term accounts payable, net	356,000	645,000
Income taxes payable	490,000	105,000
Total current liabilities	13,506,000	11,706,000
Long term accounts payable, net	109,000	91,000
Total liabilities	$ 13,615,000	$ 11,797,000
Stockholders' equity:
Preferred stock, $.01 par value, authorized 5,000,000, none issued	- -	- -
Common stock, $.01 par value, 30,000,000 shares authorized (including 2,000,000 designated Class B):
Common stock - -657,319 and 596,563 shares issued and outstanding as of September 30, 2000 and December 31, 1999 respectively	7,000	6,000
Class B stock - -193,750 issued and outstanding in each year	2,000	2,000
Additional capital	17,333,000	17,294,000
Foreign currency equity translation adjustment	(1,000)	2,000
Accumulated Deficit	(5,252,000)	(4,717,000)
Total stockholders' equity	12,089,000	12,587,000
Total liabilities and stockholders' equity	$ 25,704,000	$ 24,384,000

See accompanying notes
U.S.-CHINA INDUSTRIAL EXCHANGE, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2000	1999	2000	1999

Total sales and service revenue
	$9,430,000	$6,966,000	$25,932,000	$29,611,000

Cost and Expenses
Cost of goods and services sold	6,128,000	4,630,000	16,949,000	20,832,000
Salaries and payroll taxes	1,951,000	1,635,000	5,442,000	4,890,000
Travel and entertainment	500,000	388,000	1,190,000	989,000

Other	1,175,000	983,000	3,252,000	2,885,000
(Loss)/income from operations	(324,000)	(670,000)	(901,000)	15,000
Minority Interest	(6,000)	0	(32,000)	(18,000)
Other income and (expenses)
Interest expense	(17,000)	0	(75,000)	0
Interest income	27,000	47,000	110,000	217,000
Miscellaneous income - net	99,000	180,000	482,000	517,000
(Loss)/income before income taxes	(221,000)	(443,000)	(416,000)	731,000
Provision for income taxes	(81,000)	(2,000)	(119,000)	(53,000)
Net (loss)/income	$ (302,000)	$ (445,000)	$ (535,000)	$ 678,000
Net (loss)/income per common share - basic	$ (0.38)	$ (0.56)	$ (0.67)	$ .86
Weighted average shares outstanding - basic	802,600	790,313	794,498	790,313
Net (loss)/income per common share - diluted	$ (0.38)	$ (0.56)	$ (0.67)	$ .85
Weighted average shares outstanding - diluted	802,600	790,313	794,498	799,326
See accompanying notes

U.S.-CHINA INDUSTRIAL EXCHANGE, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Nine months ended September 30,
	2000	1999
OPERATING ACTIVITIES
Net (loss)/income	$ (535,000)	$678,000
Adjustments to reconcile net (loss)/income to net cash provided by operating activities:
Depreciation	568,000	498,000
Inventory write-down	114,000	122,000
Deferred compensation	30,000	0
Changes in operating assets and liabilities:
Trade receivables	1,112,000	5,313,000
Inventories	(1,908,000)	351,000
Deferred taxes	(313,000)	0
Other current assets	(256,000)	(283,000)
Other assets	(180,000)	(49,000)
Accounts payable and accrued expenses	1,434,000	(5,456,000)
Income taxes payable	385,000	(20,000)
Net cash provided by operating activities	451,000	1,154,000

INVESTING ACTIVITIES
Purchases of property and equipment	(603,000)	(455,000)
Net cash used in investing activities	(603,000)	(455,000)

FINANCING ACTIVITIES
Short term loan payable	0	0
Issuance of common stock	10,000	0
Net cash provided by financing activities	10,000	0

Net change in foreign currency equity translation	(3,000)	0

Net (decrease)/increase in cash and cash equivalents	(145,000)	699,000
Cash and cash equivalents at beginning of period	4,948,000	4,723,000
Cash and cash equivalents at end of period	$ 4,803,000	$ 5,422,000

U.S.-CHINA INDUSTRIAL EXCHANGE, INC.

NOTES TO FINANCIAL STATEMENTS

September 30, 2000

Note 1. Statement of Information Furnished

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and the instructions to Form 10-QSB. In the opinion of management the accompanying consolidated financial statements contain all adjustments and normal or recurring accruals as necessary to present fairly the financial position as of September 30, 2000, the results of operations for the three and nine month periods ended September 30, 2000 and 1999 and the cash flows for the nine months ended September 30, 2000 and 1999. These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's Form 10-KSB. The consolidated results of operations for the three-month and nine-month periods ended September 30, 2000 are not necessarily indicative of the results that may be expected for the full fiscal year.

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

Because the market price of the company's stock increased from $10.00 to $11.50 since July 1, 2000, the effect of adopting the Interpretation was to decrease net income for the quarter and nine months ended September 30, 2000 by $30,000 or $.03 per share.

Note 2. Segment Information

The following segmental information has been provided in response to the Company's adoption of Financial Accounting Standards No. 131, 'Disclosures about Segments of an Enterprise and Related Information':

For the nine months ended September 30, 2000:
Segments	Healthcare Products	Healthcare Services	Total
Assets	$20,321,000	$ 5,383,000	$25,704,000

Sales and service revenue	$21,586,000	$4,346,000	$25,932,000
Gross Profit	5,375,000	n/a	n/a
Gross Profit %	25%	n/a	n/a
Expenses	6,529,000	4,093,000	26,833,000
Income/(loss) from operations	$ (1,154,000)	$253,000	(901,000)
Other income/expense, net			517,000
Minority interest			(32,000)
Loss before income tax			$ (416,000)

For the nine months ended September 30, 1999:
Segments	Healthcare Products	Healthcare Services	Total
Assets	$19,116,000	$4,638,000	$23,754,000

Sales and service revenue	$26,867,000	$2,744,000	$29,611,000
Gross Profit	6,442,000	n/a	n/a
Gross Profit %	24%	n/a	n/a
Expenses	5,909,000	3,262,000	29,596,000
Income/(loss) from operations	$533,000	$(518,000)	15,000
Other income/expense, net			734,000
Minority interest			(18,000)
Income before income tax			$ 731,000

Intersegment transactions were eliminated for the nine months ended September 30, 2000 and 1999.

Note 3. Stockholders' Equity

The following is a reconciliation of the numerators and denominators of the basic and diluted Earnings per Share (EPS) computations.
	For the nine months ended September 30, 2000
	Loss (Numerator)	Shares (Denominator)	Per-Share Amount
Net loss/Basic LPS	$(535,000)	794,498	$(0.67)
Effect of dilutive securities:

Warrants and options	- -	- -	- -
Net loss/Diluted LPS	$(535,000)	794,498	$(0.67)

Options outstanding in 2000 were not included in the computation of diluted LPS because the options would have been antidilutive. Options granted in the period to officers, employees and directors were 127,050 at 100% fair market value.

Weighted average shares outstanding reflect a 10% stock dividend to holders of record on September 13, 2000.
	For the nine months ended September 30, 1999
	Loss (Numerator)	Shares (Denominator)	Per-Share Amount
Net income/Basic EPS	$678,000	790,313	$0.86
Effect of Dilutive Securities:
Warrants and options	- -	9,013	- -
Net income/Diluted EPS	$678,000	799,326	$0.85

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF

Financial Condition and Results of Operations

Three months ended September 30, 2000 compared to the three months ended September 30, 1999

The Company's revenues for the three months ended September 30, 2000 were $9,430,000, up $2,464,000 or 35% from the three months ended September 30, 1999. There were no US Export-Import Bank (EXIM) financed sales in the three months ended September 30, 2000, although the Company expects EXIM sales of about $11.5 million to begin later in the year assuming all final approvals are received.

The Company recorded net loss in the three months ended September 30, 2000 of $302,000 compared with net loss of $445,000 in the three months ended September 30, 1999.

Healthcare Products

For the three months ended September 30, 2000 the healthcare products segment, consisting of medical equipment, medical consumables and personal healthcare products, had revenue of $7,908,000, up $1,861,000 or 31% from the three months ended September 30, 1999.

Gross profit in the three months ended September 30, 2000 was $2,025,000 as compared to the gross profit of $1,564,000 in the three months ended September 30, 1999. As a percentage of revenue, gross profit from the healthcare products segment for the three months ended September 30, 2000 was flat at 26% compared with the three months ended September 30, 1999.

Expenses for the healthcare products segment in the three months ended September 30, 2000 increased to $2,541,000 from $1,995,000 in the three months ended September 30, 1999. The increases in salaries of $316,000, travel and entertainment expense of $93,000 and other costs of $137,000 were primarily attributable to increased sales staff.

Healthcare Services

The healthcare services segment consists of a Western style primary care hospital and outpatient facility. In the three months ended September 30, 2000, the revenues from this segment increased to $1,522,000 or 66% over the three months ended September 30, 1999, due to expanded services and increased patient flow.

Healthcare services costs increased in the three months ended September 30, 2000 to $1,330,000 or 15% over the three months ended September 30, 1999. Salaries remained flat while all other costs increased $172,000.

Other Income and Expenses

Other income decreased in the three months ended September 30, 2000 to $99,000 from $180,000 in the three months ended September 30, 1999. Other income for the three months was due principally to $95,000 in sub-rental income and payments received under final contracts associated with the phase out of non-healthcare related products.

Nine months ended September 30, 2000 compared to the nine months ended September 30, 1999

The Company's revenues for the nine months ended September 30, 2000 were $25,932,000, down $3,679,000 or 12% from the nine months ended September 30, 1999. The largest single component in the nine months ended September 30, 1999 was $11,700,000 in sales attributable to shipments made under the Company's 1998 EXIM loan transaction. There were no EXIM financed sales in the nine months ended September 30, 2000, although the Company expects EXIM sales of about $11.5 million to begin later in the year assuming all final approvals are received.

The Company recorded a net loss in the nine months ended September 30, 2000 of $535,000 compared with net income of $678,000 in the nine months ended September 30, 1999.

Healthcare Products

For the nine months ended September 30, 2000 the healthcare products segment, consisting of medical equipment, medical consumables and personal healthcare products, had revenue of $21,586,000, down $5,281,000 or 20% from the nine months ended September 30, 1999. The 1999 revenues included $11,700,000 attributable to shipments under the 1998 EXIM loan transaction.

Gross profit in the nine months ended September 30, 2000 was $5,375,000 as compared to the gross profit of $6,442,000 in the nine months ended September 30, 1999. As a percentage of revenue, gross profit from the healthcare products segment rose slightly in the nine months ended September 30, 2000 to 25% from 24% in the nine months ended September 30, 1999.

Expenses for the healthcare products segment in the nine months ended September 30, 2000 increased to $6,529,000 from $5,909,000 in the nine months ended September 30, 1999. The increases in salaries of $293,000, travel and entertainment expense of $162,000 and other costs of $165,000 were primarily attributable to increased sales staff.

Healthcare Services

The healthcare services segment consists of a Western style primary care hospital and outpatient facility. In the nine months ended September 30, 2000, the revenues from this segment increased to $4,346,000 or 58% over the nine months ended September 30, 1999 revenue of $2,744,000 due to expanded services and increased patient flow.

Healthcare services costs increased in the nine months ended September 30, 2000 to $4,093,000 or 25% over the nine months ended September 30, 1999 costs of $3,262,000. Salaries increased by $259,000, with all other costs increasing $572,000.

Other Income and Expenses

Other income decreased in the nine months ended September 30, 2000 to $482,000 from $517,000 in the nine months ended September 30, 1999. Other income for the nine months was due principally to payments received under final contracts associated with the phase out of non-healthcare related products and $295,000 in sub-rental income. The final contract payments received in the nine months ended September 30, 2000 were $187,000 as compared to $222,000 received in the nine months ended September 30, 1999. The Company's agreement with its current tenant is now scheduled to expire July 31, 2001.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2000 accounts receivable net balance was $6,855,000, a decrease of $1,112,000 since December 31, 1999.

As of September 30, 2000, merchandise inventories were $7,675,000 rising $1,794,000 from the period ended December 31, 1999 balance of $5,881,000. Increases related to new products total $1,281,000, and expansion of the consumable business to other regions of China amounted to $513,000. This increase was offset by an increase in accounts payable of $1,432,000 primarily due to new vendor payment arrangements on inventory shipments.

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

Dated: November 14, 2000
By: /S/ Lawrence Pemble

Lawrence Pemble
Executive Vice President Finance and Director

Dated: November 14, 2000
By: /S/ Ronald Zilkowski

Ronald Zilkowski
Senior Vice President Finance and Controller