Form 10KSB
period 2000-12-31
US CHINA INDUSTRIAL EXCHANGE INC
filed 2001-04-02
CIK 922717

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2000

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

Common Stock, $.01 par value

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ x ] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ x ]

The issuer's revenue for its most recent fiscal year was $45,064,000.

The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, the average bid and asked prices of such stock, as of March 26, 2001 was approximately $5,916,000.

The number of shares outstanding of each of the issuer's class of common equity, as of March 26, 2001, was 657,319 shares of Common Stock and 193,750 shares of Class B Common Stock.

Documents Incorporated by Reference: Part III: Proxy Statement

PART I

ITEM 1. BUSINESS

GENERAL

U.S.-China Industrial Exchange, Inc., doing business as Chindex International, Inc. ("Chindex" or the "Company")* is a leading American company in the healthcare sectors of the Chinese marketplace, including Hong Kong. Founded in 1981, the Company provides United States, European and other manufacturers of health care products with access to the Chinese marketplace and offers a wide range of marketing, sales and technical services for its products. The Company also pr

Chindex is an American public company with its common stock traded on NASDAQ. It is a New York corporation with company headquarters located in the Washington, D.C. metropolitan area. Chindex has over 369 full-time employees worldwide, more than 355 of whom reside in China and Hong Kong. In China and Hong Kong Chindex operates three representative offices, three subsidiary companies, and two joint ventures.

The Company's business activities are conducted throughout China, including Hong Kong. Revenues are generated from the sale of healthcare products and the provision of healthcare services. The Company's original core business since inception has been its Capital Healthcare Equipment operations, in which, on the basis of exclusive agreements, Chindex markets, sells, and facilitates the export of select capital healthcare equipment and instrumentation throughout China. It is the largest independent

The Chindex growth plan includes continuing expansion of the capital medical equipment and instrumentation business, rapid expansion of the Products Distribution product portfolio, with an emphasis on increasing the number and variety of products that are sold directly to retail pharmacies, and the development of a network of private family hospitals, based on the Beijing United Family Hospital model, to serve China's growing middle class. Management continues to develop this growth plan, the implem

Although the Company remains optimistic about the marketplace, there are continuing uncertainties as to the direction of China's on-going political and economic reforms, the possibility for future devaluation of the Chinese or Hong Kong currencies, as well as China's relationship with the United States. These uncertainties may influence the budgeting and purchasing process in China. Any of the foregoing circumstances may impede trade with China, thus impairing the ability of the Company's customers

History

Chindex was founded in June 1981 to take advantage of the marketing opportunities presented by the commercial opening of China to the West in the late 1970s and early 1980s. The Company opened initial offices in Beijing and New York in order to provide representative services, including product marketing, sales, distribution, and technical support to Western manufacturers of electronic instrumentation and industrial machinery.

During its early years of operation, Chindex began work in the healthcare and industrial machinery market sectors. Relationships were initiated with manufacturers of a variety of capital medical instrumentation and off-road construction and mining machinery. By the end of its second year, the Company had hired its first in-house technical support engineer in order to provide service in connection with its sales. By 1985, the Company had developed an organizational structure which consisted of two

In response to the fast-paced development of the Chinese market-oriented economic reforms through the mid-1980s, the Company opened regional offices in Guangzhou (southern China) and Shanghai (central China) to expand its sales capabilities. In addition, to expand its technical service capabilities, Chindex opened its first joint venture, the Chindex Meheco Service Center, which provided access to bonded warehouse facilities for the importation of spare parts inventories utilized by the Technical Se

In order to increase the Company's overall market access in China, Chindex opened its first foreign subsidiary, Chindex Tianjin, in the Tianjin Free Trade Zone in 1994. A second subsidiary, Chindex Shanghai, was opened in the Waigaoqiao Free Trade Zone of Shanghai, in mid-1998. The subsidiaries are managed by the Products Distribution Department and provide Chindex with a unique nationwide distribution system for off-the-shelf medical devices and consumables used in hospitals as well as over the co

In early 1996, Chindex established operations in Hong Kong through another foreign subsidiary, Chindex Hong Kong. This subsidiary has been staffed initially for sales and technical support in the healthcare sectors of the Hong Kong market.

To provide funding for growth initiatives and to capitalize on its sustained investment and long-term management expertise in China, Chindex has successfully completed two public offerings, the proceeds of which have allowed the Company to initiate and develop a growth plan based on expansion of its traditional healthcare equipment sales and service operations, development of primary healthcare ventures, expansion of product distribution capabilities in healthcare products, and investment in the grow

To address the long-term financing needs of its customers in the China marketplace, Chindex has worked with the U.S. Government to utilize direct loan and loan guarantee programs to extend financing to Chinese buyers through the Chinese Ministry of Public Health. Chindex has utilized assistance from the Export-Import Bank of the United States (Ex-Im Bank) three times. Chindex is now in the process of implementing its third loan program, with a total value of up to $30.0 million in medical equipment

In 1997, Chindex opened Beijing United Family Hospital (Beijing United), a joint venture between Chindex and a company affiliated with the Chinese Academy of Medical Sciences. Chindex invested approximately $4.0 million in the Beijing United project, which has brought an international-standard family hospital to China. The Chindex multi-year development plan, which is subject to obtaining requisite financing among other conditions, includes a series of family hospitals and clinics in major metropol

At the end of 1997, Chindex announced a significant restructuring of Company operations to focus exclusively on its strengths in the healthcare industry. Chindex has substantially phased out its involvement in the industrial sector. Chindex believes that this strategic positioning allows it to focus its efforts and investment into healthcare-related products and services, thereby strengthening the Company's position as it enters the next century of growth in Asia.

HEALTHCARE PRODUCTS

On the basis of exclusive distribution agreements, Chindex offers manufacturers of top-quality capital healthcare equipment and healthcare consumable products access to the greater Chinese marketplace through a wide range of marketing, sales, technical, and distribution services for their products. Through a matrix of dedicated marketing and technical service departments, local area product and technical specialists, and local area territory representatives, the Company provides comprehensiv

The healthcare product segment is divided into the capital healthcare equipment and healthcare products distribution market groupings.

Capital Healthcare Equipment

Since its founding in 1981, Chindex has invested in its operations in the marketing and sales of capital medical instrumentation. Chindex is now the largest independent U.S. distributor of healthcare equipment in China.

The capital medical instrumentation business is managed by the Medical Department, which focuses on exporting top quality Western capital medical equipment to the China market. These export sales are denominated in U.S. dollars and are made to China's larger hospitals. The Medical Department is organized both by clinical or therapeutic product specialty and by region. Sales representatives are responsible for one or two related product lines and are assigned to one of six regional territory teams. by a territory manager, and is made up of six or seven sales representatives. The Team's functions are to establish, maintain, and develop Chindex's presence in the market on a local level within a region, tap the existing customer base to identify business opportunities, and ensure a high level of support to existing customers.

The Medical Department markets its products directly to hospitals, through hospital administrators and the doctors who are the ultimate users of the products. There is virtually no private practice of medicine in China and all physicians are affiliated with hospitals or similar institutions. The Company's marketing is addressed to all relevant participants in the purchasing decision, including the doctors and hospital administrators. Chindex has sold products to approximately 2,000 hospitals in Ch

Most purchases of the capital medical equipment sold by Chindex (as opposed to the sale of its off-the-shelf medical products and consumable products), regardless of the nature of the end-user, are made through foreign trade corporations (FTCs). Although the purchasing decision is made by the end-user, which may be an individual or a group having the required approvals from their administrative organizations, the Company enters into formal purchase contracts with FTCs. The FTCs make purchases on be

The entry of China into the World Trade Organization ("WTO") will be a very positive development from the Company's point of view. The Company believes this development will have a positive overall impact on the Company's business including specifically facilitating the Company's distribution activities and its health care services business.

The Company maintains a separate technical service unit, which is closely tied to the Medical Department. Chindex is responsible for the technical support of virtually all the medical equipment it sells. To support its capital healthcare equipment business, the Company owns and operates a full-service technical service center. This service center supports spare parts inventories and factory-trained service engineers on a nationwide basis. It also makes use of a joint venture organization, the Chi

Chindex's Hong Kong subsidiary was opened in 1996 to address the local Hong Kong market. In this market, Chindex offers marketing and distribution services similar to what it provides in the mainland, but tailored to the specific characteristics of the Hong Kong marketplace. On behalf of and in conjunction with its clients, Chindex Hong Kong participates in the tendering process for the sale of equipment to public hospitals. In addition, Chindex Hong Kong also markets separately to the private hos

Since 1995, Chindex has been utilizing loans and loan guarantees from Ex-Im Bank to help hospitals in China finance their purchases of medical equipment from Chindex. While these transactions are primarily used to promote purchases of the products that Chindex exclusively distributes in China, equipment manufactured by non-client suppliers has also been incorporated. Some of the non-client manufacturers who have participated in Chindex's Ex-Im Bank-supported contracts include Siemens, Marconi Medic

Among its many clients, the Chindex Medical Department is proud to represent the following manufacturers of premier healthcare instrumentation and systems:

Acuson Corporation is a leading American manufacturer of diagnostic ultrasound imaging devices. Under the terms of a distribution agreement Chindex has been the exclusive Acuson distributor in China since Acuson entered the China market in 1987, and in Hong Kong since 1996. The current agreement with Acuson is automatically renewed for successive one year periods on each January 1st, unless either party gives timely notice of intent not to renew. When Siemens acquired Acuson in l

Bard Electrophysiology is the global technology leader in the manufacture of products which aid in the diagnosis and treatment of electrophysiology disorders. Chindex assumed the exclusive distributorship of Bard's Computerized Labsystems in China in 1999.

Nova Biomedical, Inc. is a leading American manufacturer of medical laboratory analysis equipment used in critical care as well as central laboratory environments in the hospital. Chindex has represented Nova Biomedical in the China market since 1986.

Ortho-Clinical Diagnostics, Inc., a Johnson & Johnson company, is the world's leading manufacturer of the Vitros (formerly Ektachem, a Kodak trademark) dry slide chemistry analyzer system developed originally by the Eastman Kodak Company. The dry slide reagents used in all of these analyzers are supplied to Chinese customers through the domestic logistics distribution network of the Chindex Products Distribution Department.

PLC Medical Systems, a wholly-owned subsidiary of PLC Systems, manufactures The Heart Laser™ System, a patented technology for Transmyocardial Revascularization (TMR), a new cardiosurgical procedure with the potential to provide patients suffering from coronary artery disease with a third alternative to angioplasty and cardiac bypass surgery. Chindex began to represent PLC in China in early 1998.

Steris Corporation is a leading provider of infection prevention, contamination prevention, microbial reduction, and surgical support systems, products, services, and technologies. Since 1996, Chindex has marketed the Steris' line of Amsco sterilizers, a leader in infection control and surgical equipment, services, and consumable products for the healthcare and scientific markets. In addition, Chindex markets Steris lines of surgical equipment in China.

Healthcare Products Distribution

Until a few years ago, foreign trade regulation in China made it nearly impossible for foreign companies to participate in domestic trading operations. Foreign companies were, and to a large degree still are, prohibited from importing goods themselves and selling them directly to the Chinese market, and have, by and large, been unable to invest in foreign trade enterprises. When the regulations began to ease slightly in the mid-1990s, Chindex seized the opportunity to establish Chindex Hold de (Tianjin) Ltd. (Chindex Tianjin), a wholly foreign-owned enterprise (WFOE) chartered in the Tianjin Free Trade Zone with dedicated bonded and Customs-cleared warehouses.

Chindex Tianjin enabled Chindex to import certain types of foreign products denominated in U.S. dollars or other foreign currencies and to sell these products for the local Chinese currency, the "RMB", to domestic Chinese customers, giving Chindex complete logistical control over the distribution process, including importation, Customs clearance, warehousing, marketing and sales, and physical distribution. Moreover, Chindex Tianjin also provided the capability to establish facilities for c

In order to increase the efficiency and effectiveness of the nationwide system, in mid-1998, Chindex opened a second WFOE distribution center in Shanghai, Chindex Shanghai International Trading Co., Ltd. (Chindex Shanghai), which now serves as the main distribution facility for the Products Distribution network. Additional local storage facilities were opened in Beijing and Guangzhou in 1999. The Chindex Products Distribution Department is focused on supply chain management and sales to dealers and

Marketing and sales of the products sold through the Chindex Products Distribution Department are managed by product managers dedicated to each main product line coupled with regional sales teams and a route sales force. The regional sales teams manage a network of over 600 value-added dealers which carry local stocks and target the hospitals in China with 500 or more beds. Chindex also employs a route sales force to supply the emerging retail pharmacy market through the Chindex-managed direct supp

The Chindex Products Distribution Department is comprised of three primary areas of focus: Hospital Dealer Sales, Retail Sales, and Logistics Services.

Hospital Dealer Sales

Through its Hospital Dealer Sales division, the Chindex Products Distribution Department taps the substantial and growing market for high quality imported medical consumables and low-priced instrumentation via a value-added network of sub-distributors located throughout China. The network was started in 1995 and has grown to encompass over 250 dealer partners who cover all of China's 350 hospitals with more than 500 beds. These hospitals account for approximately 80% of the demand for impor

Chindex provides marketing, logistical, and distribution services to the following manufacturers of medical instrumentation and consumables through its Hospital Dealer Sales division:

Tyco/Kendall Healthcare Products Company, is the second largest healthcare company in the world and a leading U.S. manufacturer of healthcare consumable products. Chindex is the exclusive distributor throughout China and Hong Kong for Kendall's product lines.

Guidant Corporation is a world leader in the design and development of cardiovascular products. In 1999, Chindex assumed the exclusive distributorship for Guidant's line of vascular intervention products, including the products which compose Guidant's Coronary Stent System.

Hudson RCI is a world leader in the development of disposable products for the respiratory care and anesthesia markets. Since 2000, Chindex has distributed an increasingly wide range of Hudson RCI products, and, as of April 2001, will distribute Sheridan catheters for Hudson, a product line previously manufactured by Tyco/Kendall.

Medex, Inc., a Furon company, is a major worldwide manufacturer of medical equipment and supplies used primarily in critical care environments. Since 1997, Chindex has marketed, sold, imported, and distributed Medex's products, including LogiCal pressure monitoring systems, PTCA inflation devices, disposable PCAs, and syringe pumps, in China and Hong Kong.

Truphatek is an Israeli manufacturer of laryngoscopes. Chindex has been the exclusive distributor for Truphatek in China since 1993. Since 1997, Chindex's Products Distribution Department has assumed responsibility for stocking, marketing, and distributing these instruments throughout China.

Tuttnauer is a world leader in tabletop autoclave sterilization systems, which are used in many medical applications including opthamology, dentistry, and operating rooms. Chindex and Tuttnauer began their partnership in the China marketplace in 1993.

Retail Sales

Chindex is rapidly establishing a distribution network for branded healthcare and health-related consumer products to China's burgeoning retail pharmacy sector. Sales began in mid-1998 in Shanghai and plans call for coverage of all of the major pharmacies in the top 30 urban markets (accounting for about 80% of demand and purchasing power for imported consumer goods). Chindex's personalized, high service approach calls for intensive coverage of all partner outlets by a field force of custom

Chindex is paving the way into retail pharmacy distribution through a partnership with the world's largest producer of cosmetic products. In 1998, under the partnership agreement, Chindex became the exclusive distributor of a prominent brand of health-oriented cosmetics and skin care products. Chindex's unique ability to closely control both the inventory and the distribution channels in China have proven successful in both the test market and expansion phases of distribution for this product line.

Summer's Eve brand of feminine hygiene products, manufactured by C.B. Fleet Company, Inc.

Vichy Laboratories brand of skin care products, manufactured by the Cosmetique Active International division of L'Oreal

Logistics Services

Through its two established distribution centers in Tianjin and Shanghai, in late 1998, Chindex began offering custom logistics services on a third party basis to principals who wish to manage their own sales and marketing channels but need assistance with physical distribution and financial management of their businesses in China. Chindex offers these services only to providers of products related to our core healthcare and health-related markets, including:

BD (Becton Dickinson) is a leader in the design and worldwide delivery of healthcare devices, systems and services. In mid-2000, BD decided to outsource it's logistics function to Chindex, allowing BD to focus on manufacturing, marketing, clinical education, and sales management.

Davis & Geck, owned by Tyco International, is a premier manufacturer of advanced surgical suture products. In the role of logistics provider, Chindex has assumed responsibility for the import, storage under controlled conditions, and distribution nationwide to Davis & Geck's established dealer network for Davis & Geck's entire product range.

Pari GmbH is an independent German company which manufactures nebulizers. Pari manufactures these devices, used for aerosol delivery of drugs, in facilities in Germany as well as the United States. Chindex is serving as logistics partner to import both hospital and consumer-oriented base units, accessories, and spare parts to support Pari's network of regional dealers in China.

Whitney International, Inc. markets and sells Codonics medical printers and paper in China. In early 2000, Chindex assumed the role of logistics provider for Whitney's Codonics business throughout China.

In conjunction with the growth and expansion of its products distribution infrastructure, Chindex is investigating new potential product areas in the healthcare sector, as well as new product lines that complement the products which are currently imported and distributed by the Products Distribution Department. Chindex has invested heavily in its products distribution capabilities and, as an integral part of the Company's growth plan, Chindex plans to continue to capitalize on that investment.

HEALTHCARE SERVICES

In 1994, using its extensive expertise in healthcare as a foundation, Chindex began a long-term program to establish a private hospital network in China. In 1997, Chindex opened Beijing United Family Hospital (Beijing United), marking the successful completion of the first phase of its program. Beijing United is the first officially-approved private, international-standard hospital in China. Future phases of Chindex's private hospital network program are planned to expand delivery of inter

Beijing United Family Hospital

Beijing United is a unique, state-of-the-art, fee-for-service, 20-bed specialty hospital providing primary family care for expatriates and Chinese citizens in Beijing. The hospital is housed in a modern facility in the eastern section of Beijing, and features seven birthing suites, two operating suites, an inpatient pediatric ward, clinical laboratory and diagnostic imaging facilities, as well as a pharmacy and a large outpatient clinic. An affiliated dental clinic was opened in a satellite

Plans to expand Beijing United to a 60-80 bed facility, offering a greater range of patient services, are in development. In addition, plans are underway to open one or more affiliated satellite clinics throughout Beijing to provide outpatient services.

Emphasizing the need for well-care and patient-centered care, Beijing United offers a full range of top-quality family healthcare services, mental health services for men, women, and children. The hospital is staffed by a mix of Western and Chinese physicians and operates in accordance with international hospital standards. Beijing United is also committed to community outreach programs and offers healthcare education classes, including CPR, Lamaze, and Stress Management.

Beijing United was the first officially approved healthcare joint venture to provide international-standard healthcare services in China. It was formed as a 90/10 contractual joint venture between Chindex and the Chinese Academy of Medical Sciences and received its initial national level approvals from the Chinese Ministry of Public Health (MOPH) and Ministry of Foreign Trade and Economic Cooperation (MOFTEC) in 1995. The venture markets its services to the expatriate and affluent Chinese communiti

Chindex Healthcare Network Expansion

Chindex's strategy is to provide quality specialty healthcare to affluent Chinese society. The Chindex healthcare network would provide family healthcare to China's growing urban middle class population. The Chindex strategic business plan calls for the establishment of additional hospitals, each with affiliated satellite clinics, in selected urban cities throughout eastern China. These hospitals would be networked with each other and with Beijing United through a central administrative ar

An initial business plan for expansion of the Chindex healthcare network is currently under consideration and potential locations for the new hospitals are under evaluation. The Chindex hospital development team has conducted its initial field work which resulted in the identification of potential locations for the next phases of Chindex hospitals, the first of which is proposed to be in Shanghai. Discussions are currently underway with potential partners in several of these locations, while Chinde

COMPETITION

In the sale of products, the Company competes with other independent distributors in China that market similar products. In addition to other independent distributors, the Company faces more significant competition from direct distribution of established manufacturers. In the medical products field, for example, the Company competes with General Electric Corporation ("GE"), which maintains its own direct sales force in China as well as selling through distributors. In addition, since certain manu e Company believes that its products incorporate technologies that are more advanced than those available in products currently available from domestic Chinese manufacturers.

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

In response to increased competition, and, in an effort to expand its business, the Company has entered into agreements with certain customers to provide extended payment terms for purchase of goods. These arrangements, limited to selected purchasers qualified by the Company, have assisted the Company in competing with financing offered by competing manufacturers and governments. (see "Management's Discussion and Analysis or Plan of Operations-Liquidity and Capit

Two of the Company's subsidiaries, Chindex Holdings International Trade (Tianjin) Ltd., and Chindex Shanghai International Trading Co., Ltd., sell goods and receive payment in local Chinese currency and use the currency to pay for local expenses. Payments are generally required to be made in advance for consumable products. The Company recognizes that any devaluation in the local currency may have a negative impact on the results of operations but does not believe any loss would be significant.

At the present time, there are no Western-owned hospitals in Beijing which compete with Beijing United Family Hospital in catering to the expatriate diplomatic and affluent local Chinese markets. There are several Western operated clinics and a variety of foreign-invested joint ventures which provide outpatient services.

EMPLOYEES

At December 31, 2000, the Company had 369 full-time salaried employees, and 46 part-time employees. Of the full time employees, 355 are in China and Hong Kong. Of the full-time personnel in China and Hong Kong, 30 are expatriates and 325 are Chinese or third country nationals. Of the Company's non-USA based full-time employees, 138 are employed at Beijing United Family Hospital.

FORWARD-LOOKING STATEMENTS

With the exception of historical information, the matters discussed or incorporated by reference in this Report on Form 10-KSB and, if any, in the Company's 2000 Annual Report to Stockholders are forward-looking statements that involve risks and uncertainties. These forward-looking statements include, but are not limited to, statements about the Company's (i) performance goals, including successful conclusion of efforts to secure government-backed financing, (ii) future reve

ITEM 2. FACILITIES

The Company's representative headquarters in China are located at a 14,000 square foot facility in Beijing pursuant to a lease expiring June 30, 2001. The Company plans to extend this lease for a short period of time and has established a working group to evaluate options for moving the Company headquarters in 2002. The Company also leases regional offices in the Chinese cities of Shanghai, Guangzhou and Tianjin. The Company's executive and administrative offices are located in Bethesda, Maryland, w

The Company leases a four story building of approximately 52,000 square feet in Beijing. This lease expires in 2010. In 1998, the Hospital entered into a five year lease for the building housing the dental clinic. This lease provides for a ten year extension. The Company renovated the first two floors of the main building for the Beijing United Family Hospital, a family health center with birthing, pediatric and family medicine capabilities. The Company has subleased the remaining two floors. The subleas

The Company believes that its facilities will be sufficient to satisfy the Company's current requirements for at least the next twelve months.

ITEM 3. LEGAL PROCEEDINGS

There are no pending material legal proceedings to which the Company or any of its properties is subject.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock is listed on Nasdaq under the symbol CHDX. The following table (from Nasdaq,IDC) shows the high and low Common Stock bid quotations in the over-the-counter market, as quoted on Nasdaq. Such quotations reflect interdealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Quarter Ended	High Bid	Low Bid
March 31, 1999	$6.313	$2.000
June 30, 1999	20.000	4.125
September 30, 1999	13.250	6.500
December 31, 1999	44.000	12.000
March 31, 2000	24.250	11.591
June 30, 2000	28.500	6.023
September 30, 2000	15.625	8.693
December 31, 2000	11.500	6.000

As of March 26, 2001, there are 14 record holders and there are estimated to be approximately 1,170 beneficial owners of the Company's Common Stock. There are three owners of the Company's Class B Common Stock.

The Company has not paid any cash dividends on its Common Stock since inception, and it does not anticipate paying any cash dividends in the foreseeable future. The Company expects to retain earnings for use in its business.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations

Fiscal year 2000 compared to 1999

The Company's revenues for 2000 were $45,064,000, up 21% from 1999 revenues of $37,128,000. The largest single component in 2000 and 1999 was $9,396,000 and $11,723,000, respectively, due to sales attributable to shipments made under the Company's EXIM loan transaction. The Company believes that this type of financing is important to its customers and the Company and will continue to try to offer such financings in the future. These financings can be very complex and their impact and timing on the Co

The Company recorded net income in 2000 of $641,000 or 64% increase over 1999 net income of $392,000.

Healthcare Products

The healthcare products segment, consisting of medical equipment, medical consumables and personal healthcare products, had revenue growth of 18% to $39,049,000 in 2000 from 1999 revenues of $33,182,000. The 2000 revenues included $26,554,000 in sales of medical equipment (68%) and $12,495,000 in sales of medical consumables and personal healthcare products (32%). The sales of medical equipment are U.S. Dollar-based export sales often contingent on financing (see "Timing of R

Gross profit in 2000 rose to $9,529,000 from $8,234,000 in 1999. As a percentage of revenue, gross profit from the healthcare products segment declined in 2000 to 24% from 25% in 1999.

Expenses for the healthcare products segment in 2000 increased to $9,595,000 (25% of revenue) from $7,991,000 in 1999 (24% of revenue). Salaries increased $873,000 (salaries were 14% of revenue in 2000 and 1999), primarily due to increased hires. In addition, travel and entertainment expense increased $238,000 (travel and entertainment was 5% of revenue in 2000 and 1999) as a result of increased marketing efforts and other costs increased $493,000.

Healthcare Services

The healthcare services segment consists of a Western style primary care hospital and outpatient facility. In 2000, the revenues from this segment increased to $6,015,000 or 52% over 1999 revenues of $3,946,000. During 2000, the Company expanded the dental clinic and continued to offer services providing obstetrics, gynecology, pediatrics, birthing services and executive health care. All of these practice areas experienced continued growth. The Company is exploring the possibility of additional satel

Healthcare services costs increased in 2000 to $5,797,000 or 31% over 1999 costs of $4,410,000. This increase is due to the costs associated with increases in services. Salaries increased by $555,000 (salaries were 39% of revenue in 2000 versus 46% in 1999), with all other costs increasing $832,000.

Other Income and Expenses

Interest income in 2000 declined to $200,000 from $308,000 in 1999. In addition, the Company incurred $94,000 in interest expense in 2000 and had no interest expense in 1999 (see "Liquidity and Capital Resources ").

Other income decreased slightly in 2000 to $558,000 from $588,000 in 1999.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2000, total accounts receivable increased by $9,229,000 as compared to December 31, 1999. This was due to the EXIM transaction shipping at the end of the year ended December 31, 2000 while the 1998 EXIM transaction shipped during the first half of the year ended December 31, 1999.

As a result of the shipment of the EXIM transaction the accounts payable and accrued expenses increased by over $7,000,000 of the $11,481,000 increase in liabilities as of December 31, 2000. The remainder of the increase is related to increased payment terms by suppliers for the consumable products. in the healthcare products group.

As of December 31, 2000, inventories were $9,120,000, rising $3,393,000 from the December 31, 1999 balance of $5,881,000. This increase was mainly attributable to new supplier relationships started by the healthcare products group.

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

FOREIGN CURRENCY EXCHANGE AND IMPACT OF INFLATION

The results of operations of the Company for the periods discussed have not been significantly affected by inflation or foreign currency fluctuation. To date, the majority of the Company's purchases and sales have been made in U.S. dollars. Thus, the Company has not had extensive foreign currency risk. However, changes in the valuation of the Chinese Renminbi or Hong Kong Dollar may have an impact on the Company's results of operations in the future. The Company's subsidiaries, Chindex Tianjin

Also, the Company has purchased and will continue to purchase some products in Western currencies other than U.S. dollars and has sold and will continue to sell such products in China for U.S. dollars. To the extent that the value of the U.S. dollar declines against such a currency, the Company could experience a negative impact on profitability. The Company anticipates hedging transactions wherever possible to minimize such negative impacts.

ITEM 7. CONSOLIDATED FINANCIAL STATEMENTS

Contents of section:

Report of Ernst & Young LLP, Independent Auditors

The Board of Directors and Stockholders

U.S.-China Industrial Exchange, Inc.

We have audited the accompanying consolidated balance sheets of U.S.-China Industrial Exchange, Inc. as of December 31, 1999 and 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well inancial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of U.S.-China Industrial Exchange, Inc. at December 31, 1999 and 2000, and the consolidated results of its operations and its cash flows for the two years then ended in conformity with accounting principles generally accepted in the United States.

/s/ Ernst & Young, LLP

McLean, Virginia

March 9, 2001

U.S.-CHINA INDUSTRIAL EXCHANGE, INC. CONSOLIDATED BALANCE SHEETS
	December 31,
	1999	2000
ASSETS
Current assets:

Cash and cash equivalents
	$ 4,948,000	$ 3,785,000

Receivables:

Trade accounts, less allowance for doubtful accounts of $604,000 (1999 and 2000)	4,970,000	17,196,000
Current portion - - long term trade accounts	2,801,000	0
Inventories	5,881,000	9,120,000
Other current assets	1,013,000	1,592,000
Total current assets	19,613,000	31,693,000
Property & equipment, net	3,756,000	3,726,000
Trade accounts receivable, long term	196,000	0
Other	819,000	1,079,000
Total assets	$24,384,000	$36,498,000
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$ 9,561,000	$ 22,065,000
Accrued contract training	1,395,000	1,108,000
Current portion-long term accounts payable, net	645,000	0
Income taxes payable	105,000	90,000
Total current liabilities	11,706,000	23,263,000
Long term accounts payable, net	91,000	0
Total liabilities	11,797,000	23,263,000
Stockholders' equity:
Preferred stock, $.01 par value, authorized 5,000,000, none issued	- -	- -
Common stock, $.01 par value, 30,000,000 shares authorized (including 2,000,000 designated Class B):
Common stock - -596,563 shares and 657,319 shares issued and outstanding in 1999 and 2000, respectively	6,000	7,000

Class B stock - -193,750 shares issued and outstanding in 1999 and 2000
	2,000	2,000
Additional capital	17,294,000	17,303,000
Foreign currency equity translation adjustment	2,000	0
Accumulated deficit	(4,717,000)	(4,077,000)
Total stockholders' equity	12,587,000	13,235,000
Total liabilities and stockholders' equity	$24,384,000	$36,498,000

See accompanying notes

U.S.-CHINA INDUSTRIAL EXCHANGE, INC. CONSOLIDATED STATEMENTS OF OPERATIONS

	YEAR ENDED DECEMBER 31,
	1999	2000

Total sales and service revenue
	$37,128,000	$45,064,000

Cost and Expenses
Cost of goods and services sold	25,561,000	30,529,000
Salaries and payroll taxes	6,349,000	7,777,000
Travel and entertainment	1,560,000	1,897,000

Other	3,879,000	4,709,000
(Loss) income from operations	(221,000)	152,000
Minority interest	(18,000)	(36,000)
Other income and (expenses)
Interest expense	- -	(94,000)
Interest income	308,000	200,000
Miscellaneous income - net	588,000	558,000
Income before income taxes	657,000	780,000
Provision for income taxes	265,000	139,000
Net income	$ 392,000	$ 641,000
Net income per common share - basic	$ 0.49	$ 0.79
Weighted average shares outstanding - basic	790,313	808,722
Net income per common share - diluted	$ 0.49	$ 0.76
Weighted average shares outstanding - diluted	794,527	838,716

See accompanying notes

U.S.-CHINA INDUSTRIAL EXCHANGE, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS

	YEAR ENDED DECEMBER 31,
	1999	2000
OPERATING ACTIVITIES
Net income	$ 392,000	$ 641,000
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Depreciation	672,000	750,000
Inventory write-down	164,000	154,000
Changes in operating assets and liabilities:
Trade receivables	4,683,000	(9,229,000)
Inventories	(274,000)	(3,393,000)
Other current assets	(316,000)	(579,000)
Other assets	(21,000)	(260,000)
Accounts payable and accrued expenses	(4,609,000)	11,481,000
Income taxes payable	48,000	(15,000)
Net cash provided by/(used in) operating activities	739,000	(450,000)

INVESTING ACTIVITIES
Purchases of property and equipment	(514,000)	(720,000)
Net cash used in investing activities	(514,000)	(720,000)

FINANCING ACTIVITIES
Exercise of stock options	- -	9,000
Net cash provided by financing activities	- -	9,000
Effect of foreign exchange rate changes on cash and cash equivalents	- -	(2,000)
Net increase/(decrease) in cash and cash equivalents	225,000	(1,163,000)
Cash and cash equivalents at beginning of year	4,723,000	4,948,000
Cash and cash equivalents at end of year	$4,948,000	$ 3,785,000
Supplemental disclosure of cash flow information:
Cash paid for interest	$ 0	$ 10,000
Cash paid for income taxes	$257,000	$368,000

See accompanying notes

U.S.-CHINA INDUSTRIAL EXCHANGE, INC. CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY YEARS ENDED DECEMBER 31, 1999 AND 2000
COMMON STOCK		COMMON STOCK - CLASS B		ADDITIONAL CAPITAL	ACCUMULATED DEFICIT	ACCUMULATED OTHER COMPREHENSIVE INCOME	TOTAL
SHARES	AMOUNT	SHARES	AMOUNT
Balance at December 31, 1998
596,563	$6,000	250,000	$3,000	$17,294,000	$(5,109,000)	$2,000	$12,196,000
Forfeit of escrow shares
		(56,250)	(1,000)

$(1,000)

Net income for 1999
					392,000		$392,000
Balance at December 31, 1999
596,563	$6,000	193,750	2,000	17,294,000	(4,717,000)	2,000	$12,587,000
September Stock Dividend

59,756

1,000

(1,000)

0

Option Exercise

1,000

0

9,000

$9,000

Foreign Currency Translation Adjustment
						(2,000)	(2,000)
Net income for 2000
					641,000		$641,000
Balance at December 31, 2000
657,319	$7,000	193,750	$2,000	$17,303,000	$(4,077,000)	$0	$13,235,000

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

In 1996 the Company established the Beijing United Family Hospital, a contractual joint venture between the Company and a Company controlled by the Chinese Academy of Medical Sciences. This Hospital provides complete western standard primary care health services including family practice, pediatrics, dental care, physical therapy, obstetrics, gynecology, neonatology and men's health care. Operations commenced in late 1997. Full-time operation began in March 1998. While Beijing United does denominate its

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Revenue Recognition

Sales and most commissions are recognized upon product shipment. Costs associated with shipping, handling, installation, after-sale servicing and warranty are not significant and are recognized in cost of sales as they are incurred.

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

Fair Value of Financial Instruments

The Company considers the recorded value of its financial instruments, which consist of cash and cash equivalents, trade receivables, commissions receivable and accounts payable, to approximate the fair value of the respective assets and liabilities at December 31, 1999 and 2000.

Earnings Per Share

The Company follows Statement of Financial Accounting Standards No. 128, 'Earnings per Share' (Statement 128) whereby basic earnings per share excludes any dilutive effects of options, warrants and convertible securities and diluted earnings per share includes such effects. The Company does not include the effects of stock option, warrants and convertible securities for periods when the Company reports a net loss as such effects would be antidilutive.

Stock Based Compensation

The Company follows Statement of Financial Accounting Standards No. 123, 'Accounting for Stock-Based Compensation,' (Statement 123) which allows companies to either account for stock-based compensation under the provisions of Statement 123 or under the provisions of Accounting Principles Board Opinion No. 25 'Accounting for Stock Issued to Employees' (Opinion 25), but requires pro forma disclosure in the footnotes to the financial statements as if the measurement provisions of Statement 123 had b

Dividends

The Company has not paid cash dividends to the stockholders of its common stock and any cash dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors. On August 25, 2000 the Company declared a 10% stock dividend to holders of record on September 13, 2000.

Derivative and Hedging Activity

In June 1998, Statement of Financial Accounting Standards No. 133, 'Accounting for Derivative Instruments and Hedging Activities' (Statement 133), as amended, was issued and is effective for fiscal years beginning after June 15, 2000. Statement 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize a

2. EXTENDED PAYMENT TERM SALES ARRANGEMENTS

  The Company has entered into agreements with certain customers to provide extended payment terms related to the sale of high technology medical equipment. In conjunction with these transactions the Company has negotiated agreements with certain vendors to grant matching extended terms. Receivables and payables under these arrangements were discounted at 6.35% for the year ended December 31, 1999. All transactions in 2000 were in the current account and long term contracts are no longer int

Long-term receivables and payables under these arrangements mature during the years ending December 31, as follows:

	---------- 1999 ---------
	Accounts Receivable	Accounts Payable
2000	$2,892,000	$658,000
2001	211,000	99,000
	3,103,000	757,000
Less: imputed interest	106,000	21,000
	2,997,000	736,000
Less: current portion	2,801,000	645,000
	$196,000	$91,000

Amortization of imputed interest on long-term accounts receivable was $45,000 for the year ended December 31, 1999. Amortization of imputed interest on long-term accounts payable was $14,000 for the year ended December 31, 1999.

3. INVENTORIES
Inventories consist of the following:
	DECEMBER 31,
	1999	2000
Merchandise inventory	$4,026,000	$6,960,000
Healthcare services inventory	141,000	149,000
Demonstration inventory, net	464,000	489,000
Parts and peripheral inventory	1,250,000	1,522,000
	$5,881,000	$9,120,000

4. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consists of the following:

	DECEMBER 31,
	1999	2000
Furniture and equipment	$2,861,000	$3,312,000
Vehicles	109,000	109,000
Leasehold improvements	2,825,000	3,094,000
	5,795,000	6,515,000
Less: accumulated depreciation and amortization	2,039,000	2,789,000
	$3,756,000	$3,726,000

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

The exercise price of options granted under the Plan must be at least equal to the fair market value of such shares on the date of grant. With respect to any participant who owns stock possessing more than 10% of the voting rights of the Company's outstanding capital stock, the exercise price of any Incentive Stock Option may be not less than 110% of the fair market value on the date of grant. With respect to any Incentive Stock Option granted to a participant who owns stock possessing more than 10% of t

The following is a summary of stock option activity during the years ended December 31, 1999 and 2000:

	1999	2000	Exercise Price Range
Options outstanding, beginning of year:	38,856	46,318	$7.48 - $36.00
Granted*	10,000	171,498	$8.21 - $36.88
Exercised	0	(1,000)	$9.13
Canceled	(34,106)	(6,795)	$8.21 - $36.00
Repriced and Reissued	31,568	0	$8.21
Options outstanding, end of year	46,318	210,021	$7.48 - $36.00

* Granted in 2000 subject to shareholder approval at the 2001 annual meeting. The Company has not provided disclosures under FAS 123 for proforma net income and proforma earnings per share, as such amounts are not materially different from reported amounts. The weighted average exercise price of options outstanding is $12.00 and $9.95 and the weighted average remaining contractual life of such options is 9.2 years and 9.4 years respectively as of December 31, 1999 and 2000.

Shares of Common Stock Reserved

At December 31, 2000 the Company has reserved 256,250 shares of common stock for issuance upon exercise of stock options and Class B common stock convertibility.

6. EARNINGS PER SHARE

The following is a reconciliation of the numerators and denominators of the basic and diluted Earnings per Share (EPS) computations for net income and other related disclosures:

	For the Year Ended December 31, 2000
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Net income/Basic EPS	$641,000	808,722	$0.79
Effect of dilutive securities:
Warrants and options	- -	29,994	(0.03)
Net income/Diluted EPS	$641,000	838,716	$0.76

	For the Year Ended December 31, 1999
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Net income/Basic EPS	$392,000	790,313	$0.49
Effect of Dilutive Securities:
Warrants and options	- -	4,214	- -
Net income/Diluted EPS	$392,000	794,527	$0.49

Options to purchase 46,318 and 210,021 of common stock between $7.48 and $36.00 were outstanding during most of 1999 and 2000 respectively. See note 5.

7. INCOME TAXES

Provision for income taxes consists of the following:

	YEAR ENDED DECEMBER 31,
	1999	2000
Current:
Federal	$ - -	$ - -
Foreign	265,000	139,000
State	- -	- -
	265,000	139,000
Deferred:
Federal	- -	- -
State	- -	- -
	- -	- -
	$ 265,000	$ 139,000

The net deferred tax assets and liabilities have been reduced 100% by a valuation allowance and consist of the following as of December 31:

	1999	2000
Deferred Tax Liabilities:
Rate differential on Hong Kong earnings	$0	$(146,000)
Deferred Tax Assets:
Allowance for doubtful accounts	$225,000	$225,000
Inventory write downs	237,000	295,000
Net operating loss carry forwards	2,300,000	2,494,000
Foreign tax credit	51,000	210,000
Other	3,000	3,000
Sub-total	2,816,000	3,081,000
Less valuation allowance	(2,816,000)	(3,081,000)
Net deferred tax asset	$ - -	$ - -

The Company's effective income tax rate varied from the statutory federal income tax rate for the year ended December 31 as follows:

	1999	2000
Statutory federal income tax rate	34.0%	34.0%
Adjustments:
State income taxes, net of federal tax benefit	3.5	3.5
Foreign tax rate differential	(33.5)	(31.5)
Use of foreign net operating losses	--	(20.7)
Change in valuation allowance	27.4	34.0
Other, including permanent differences	9.0	(1.5)
Effective income tax rate	40.4%	17.8%

A valuation allowance has been recorded as of December 31, 1999 and 2000 to reduce the net deferred tax assets as it is more likely than not that the net deferred tax assets will not be realized for the foreseeable future.

The Company and its subsidiaries file separate income tax returns; the Company is on a June 30 fiscal year and its subsidiaries on a December 31 fiscal year.

The Company has U.S. Federal net operating losses of approximately $5.1 million of which $2.4 million expire principally in 2012 and $2.7 million expire in 2018. The Company also has foreign losses from China of approximately $1.2 million that expire in 2002 and 2003.

8. COMMITMENTS

Employment Agreements

The Company has entered into three-year employment agreements with four key executives which, as amended or revised to date, provide for annual base salaries amounting to an aggregate of $700,000 per year until May 2001.

Leases

The Company leases office space, warehouse space, and space for the Beijing United Family Health Center under operating leases. Future minimum payments under these noncancelable operating leases consist of the following:

YEAR ENDING DECEMBER 31:
2001	$707,000
2002	515,000
2003	464,000
2004	464,000
2005	464,000
Thereafter	2,218,000
4,832,000
Less total minimum sublease rentals	323,000
Net minimum rental commitments	$4,509,000

The above leases require the Company to pay certain pass through operating expenses and rental increases based on inflation.

Included in Other income for the year ended December 31, 1999 and 2000 is net sublease income of $379,000 and $512,000, respectively.

Rental expense was approximately $850,000 and $953,000 for the years ended December 31, 1999 and 2000, respectively.

9. CONCENTRATIONS OF CREDIT RISK

Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, trade receivables and commission receivables. Substantially all of the Company's cash and cash equivalents at December 31, 1999 and 2000 were held by two U.S. financial institutions. All of the Company's sales during the year were to end-users located in China or Hong Kong. Most of the Company's sales are accompanied by down payments of either cash or letters of

Extended payment term transactions are entered into in the context of the Company's sales activities in China and, as such, the risks attendant to doing business in China apply to such transactions as well. The absence of a comprehensive and effective legal system in China, among other concerns, requires alternative arrangements in order to reduce the Company's credit risks. Guarantees from higher governmental authorities, for example, usually involve requiring customers to have a provincial or municipal

The Company has a $1,750,000 credit facility with First National Bank of Maryland for short-term working capital needs, standby letters of credit, and spot and forward foreign exchange transactions. Balances outstanding under the facilities are payable on demand, fully secured and collateralized by government securities acceptable to the Bank having an aggregate fair market value of not less than $1,945,000. As of December 31, 2000, letters of credit issued by the bank amounted to approximately $400,000

The Company conducts its marketing and sales and provides its services exclusively to buyers located in China and Hong Kong. The medical services and products provided by Beijing United Family Hospital and the marketing of such services are performed exclusively for/to patients in China. The Company's results of operations and its ability to obtain financing could be adversely affected if there was a deterioration in trade relations between the United States and China.

Of the Company's net assets at December 31, 1999 and 2000, approximately $6,693,000 and $12,022,000, respectively, of such assets are located in China, consisting principally of cash, inventories, property improvements and equipment.

See Note 10 also.

10. SIGNIFICANT CUSTOMERS/SUPPLIERS

Substantially all China purchases of the Company's products, regardless of the end-user, are made through Chinese foreign trade corporations (FTCs). Although the purchasing decision is made by the end-user, which may be an individual or a group having the required approvals from their administrative organizations, the Company enters into formal purchase contracts with FTCs. The FTCs make purchases on behalf of the end-users and are authorized by the Chinese government to conduct import business. FTCs by the government and are formed to facilitate foreign trade. The Company markets its products directly to end-users, but in consummating a sale the Company must also interact with the particular FTC representing the end-user. By virtue of its direct contractual relationship with the FTC, rather than the end user, the Company is to some extent dependent on the continuing existence of and contractual compliance by the FTC until a particular transaction has been completed.

Purchases from one supplier totaled approximately $9,616,000 and $4,251,000 for the years ended December 31, 1999 and 2000, respectively. The Company has entered into a security arrangement to ensure the payment of such supplier's accounts payable.

11. SEGMENT REPORTING

The following segment information has been provided per Statement of Financial Accounting Standards No. 131, 'Disclosures about Segments of an Enterprise and Related Information':

For the year ended December 31, 2000:

Segments	Healthcare Products	Healthcare Services	Total
Assets	$30,847,000	$5,651,000	$36,498,000

Sales and service revenue	$39,049,000	$6,015,000	$45,064,000
Gross Profit	9,529,000	n/a	n/a
Gross Profit %	24%	n/a	n/a
Expenses	9,595,000	5,797,000	44,912,000
Income/(loss) from operations	$(66,000)	$218,000	152,000
Other income/expense, net			664,000
Minority interest			(36,000)
Income before income taxes			$780,000

For the year ended December 31, 1999:

Segments	Healthcare Products	Healthcare Services	Total
Assets	$19,708,000	$4,676,000	$24,384,000

Revenue	$33,182,000	$3,946,000	$37,128,000
Gross Profit	8,234,000	n/a	n/a
Gross Profit %	25%	n/a	n/a
Expenses	7,991,000	4,410,000	37,349,000
Income/(loss) from operations	$243,000	$(464,000)	(221,000)
Other income/expense, net			896,000
Minority interest			(18,000)
Income before income taxes			$657,000

Intersegment transactions were eliminated for the years ended December 31, 1999 and 2000

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons

The information relating to the directors, executive officers, promoters and control persons of the Company will be included in the Company's Proxy Statement (the "Proxy Statement") relating to its 2001 Annual Meeting of Shareholders, which the Company intends to file with the Securities and Exchange Commission on or prior to April 30, 2001, and is incorporated herein by reference.

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

21.1	List of subsidiaries. Incorporated by reference to Exhibit 21.1 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998.
23.1	Consent of Ernst & Young LLP (filed herewith).
27.1	Financial Data Schedules. Filing no longer required.
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

Dated: March 30, 2001
By: /S/ Roberta Lipson

Roberta Lipson
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.
Dated: March 30, 2001

By: /S/ Roberta Lipson

Roberta Lipson

Chairperson of the Board of Directors,

Chief Executive Officer and President

Dated: March 30, 2001

By: /S/ Elyse Beth Silverberg

Elyse Beth Silverberg
Executive Vice President, Secretary and Director

Dated: March 30, 2001

By: /S/ Lawrence Pemble

Lawrence Pemble
Executive Vice President-Finance and Director

Dated: March 30, 2001

By: /S/ Robert C. Goodwin, Jr.

Robert C. Goodwin, Jr.
Executive Vice President of Operations,

Treasurer, General Counsel and Director

Dated: March 30, 2001

By: /S/ Ronald Zilkowski

Ronald Zilkowski
Senior Vice President Finance and Controller