Form 10-K/A
period 2000-12-31
US CHINA INDUSTRIAL EXCHANGE INC
filed 2001-04-30
CIK 922717

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               AMENDMENT NO. 1 ON
                                  FORM 10-KSB/A


[X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

                     FOR FISCAL YEAR ENDED DECEMBER 31, 2000


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

The number of shares outstanding of each of the issuer's classes of common equity, as of March 26, 2001, was 657,319 shares of Common Stock and 193,750 shares of Class B Common Stock.

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

Roberta Lipson                 Chairperson of the Board of Directors,
                               Chief Executive Officer and President

Elyse Beth Silverberg          Executive Vice President, Secretary and
                               Director

Lawrence Pemble                Executive Vice President Finance and Business
                               Development and Director

Robert C. Goodwin, Jr.         Executive Vice President Operations, Treasurer,
                               Assistant Secretary, General Counsel and Director

A. Kenneth Nilsson (1)(2)      Director

Julius Y. Oestreicher (1)(2)   Director

Carol R. Kaufman (2)           Director
----------------
(1)    Member of the Compensation Committee.
(2)    Member of the Audit Committee.

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

         Set forth below is certain information with respect to each director:

         ROBERTA LIPSON, 45, co-founded the Company in 1981. Ms. Lipson has served as the Chairperson of the Board of Directors, Chief Executive Officer and President since that time. From 1979 until founding the Company in 1981, Ms. Lipson was employed in China by Sobin Chemical, Inc., a worldwide trading company, as Marketing Manager, coordinating marketing and sales of various equipment in China. Ms. Lipson was employed by Schering-Plough Corp. in the area of product marketing until 1979. Ms. Lipson received a B.A. degree in East Asian Studies from Brandeis University and an MBA from Columbia University Graduate School of Business.

         ELYSE BETH SILVERBERG, 43, co-founded the Company in 1981. Ms. Silverberg has served as the Company's Executive Vice President and Secretary and as a Director since that time. Prior to founding the Company, from 1980 to 1981, Ms. Silverberg worked with Ms. Lipson at Sobin Chemical, Inc. and was an intern in China with the National Council for U.S.-China Trade from 1979 to 1980. Ms. Silverberg received a B.A. degree in Chinese Studies and History from the State University of New York at Albany.

         LAWRENCE PEMBLE, 44, joined the Company in 1984 and has served as Executive Vice President Finance and Business Development since January 1996. From 1986 until 1996, Mr. Pemble served as Vice President of Marketing. From 1986 through April 1992 and September 1993 to the present, Mr. Pemble has also served as a Director of the Company. Prior to joining the Company, Mr. Pemble was employed by China Books and Periodicals, Inc. as Manager, East Coast Center. Mr. Pemble received a B.A. degree in Chinese Studies and Linguistics from the State University of New York at Albany.

         ROBERT C. GOODWIN, JR., 60, has served as Executive Vice President Operations since January 1996, as Assistant Secretary since June 1995 and as General Counsel, Treasurer and a Director of the Company since October 1992. In addition to his other duties, from October 1992 until January 1996, Mr. Goodwin served as Vice President of Operations for the Company. Prior to joining the Company, Mr. Goodwin was engaged in the private practice of law from 1979 to 1992, with a specialty in international law, in Washington, D.C. and had served as the Company's outside counsel since 1984. Prior to such employment, Mr. Goodwin served for two years as the Assistant General Counsel for International Trade and Emergency Preparedness for the United States Department of Energy and for three years as the Deputy Assistant General Counsel for the Federal Energy Administration. From 1969 until 1974, Mr. Goodwin served as an attorney-advisor for the U.S. Department of Commerce. Mr. Goodwin received a B.A. degree from Fordham University and a JD from Georgetown University Law Center.

         A. KENNETH NILSSON, 68, has served as a Director of the Company since January 1996. Since 1989, Mr. Nilsson has served as Chairman of Eureka Group, Inc., a consulting firm he founded in 1972. Prior to 1989, Mr. Nilsson served as Vice Chairman of Cooper Companies, Inc., and as President of Cooper Laboratories, Inc., and President of Cooper Lasersonics, Inc. He previously served as an executive of Max Factor & Co., Ltd. and of Pfizer International, Inc. Mr. Nilsson received a B.A. degree in Telecommunications from the University of Southern California and an MA in Political Science from the University of California.

         JULIUS Y. OESTREICHER, 71, has served as a Director of the Company since January 1996. Mr. Oestreicher has been a partner with the law firm of Oestreicher & Ennis, LLP and its predecessor firms for thirty years, engaged primarily in estate, tax and business law. Mr. Oestreicher received a BS degree in Business Administration from City College of New York and a JD from Fordham University School of Law.

         CAROL R. KAUFMAN, 51, was appointed a Director of the Company in November, 2000. Ms. Kaufman has been Vice President and Chief Administrative Officer of The Cooper Companies, a medical device company, since October 1995 and was elected Vice President of Legal Affairs in March 1996. From January 1989 through September 1995, she served as Vice President, Secretary and Chief Administrative Officer of Cooper Development Company, a healthcare and consumer products company that was a former affiliate of The Cooper Companies. Ms. Kaufman received her undergraduate degree from Boston University.

         ITEM 10. EXECUTIVE COMPENSATION.

         The following table sets forth information concerning the annual compensation of the Company's chief executive officer and other most highly compensated executive officers whose salary and bonus exceeded $100,000 during 2000 for services in all capacities to the Company during that year:

                                                                                Long Term
                                           Annual Compensation                 Compensation
                                 -------------------------------------------   -------------
                                                                  Other         Shares
Name and                                                          Annual      Underlying
Principal Position               Year   Salary      Bonus       Compensation    Option
------------------               ----   ------      -----       ------------    ------
Roberta Lipson,                  2000   $174,656   $ 15,000   $155,410(1)     22,000(3)
     Chairperson of              1999   $160,684   $   --     $ 42,594(1)       --
     the Board, Chief            1998   $152,300   $   --     $ 43,235(1)       --
     Executive Officer
     and President

Elyse Beth Silverberg,           2000   $168,185   $ 15,000   $117,960(2)     22,000(3)
     Executive Vice              1999   $154,733   $   --     $125,260(2)       --
     President and               1998   $146,659   $   --     $ 31,443(2)       --
     Secretary

Lawrence Pemble,                 2000   $161,818   $ 15,000   $   --          22,000(3)
     Executive Vice              1999   $148,682   $   --     $  1,450          --
     President Finance           1998   $142,369   $   --     $   --            --
     and Business
     Development

Robert C. Goodwin, Jr            2000   $158,472   $ 15,000   $   --          39,050(4)
     Executive Vice              1999   $139,736   $   --     $  1,120         7,700
     President Operations,       1998   $125,129   $   --     $   --           1,250
     General Counsel,
     Assistant Secretary
     and Treasurer

----------------

(1) Includes tuition expenses for Ms. Lipson's sons in China in the amounts of $62,980 for 2000, $38,164 for 1999, and $40,785 for 1998. Also
         includes rental expense of $88,000 in 2000.

(2) Includes yearly rental expense in the amount of $96,000 in 2000, $104,000 in 1999, and $9,600 in 1998 for Ms. Silverberg's housing in China and tuition expenses in the amounts of $23,960 for 2000, $21,260 for 1999, and $21,800 for 1998 for Ms. Silverberg's son in China.

(3) These options are subject to the approval (the "Approval") by the Company's shareholders of an amendment to the Company's 1994 Stock Option Plan to be submitted to the Company's shareholders at their next annual meeting. The options will become exercisable with respect to all of the underlying shares immediately after the Approval is obtained.

(4) These options are subject to the Approval being obtained. The options will become exercisable with respect to 36,484 of the shares immediately after the Approval is obtained and with respect to the remaining 2,566 shares on 11/16/2002, subject to the Approval being obtained.

                        OPTION GRANTS IN LAST FISCAL YEAR

                            NUMBER OF      % OF TOTAL
                            SECURITIES     OPTIONS
                            UNDERLYING     GRANTED TO
                            OPTIONS        EMPLOYEES           EXERCISE OR       EXPIRATION
NAME                        GRANTED        IN FISCAL 2000      BASE PRICE        DATE
----                        -------        --------------      --------------    ---------------
Roberta Lipson              22,000 (1)     13.1%               $9.56/share       Sept.11, 2010
Elyse Silverberg            22,000 (1)     13.1%               $9.56/share       Sept. 11, 2010
Robert C. Goodwin, Jr.      31,350 (1)     18.7%               $9.56/share       Sept. 11, 2010
Robert C. Goodwin, Jr.       7,700 (2)      4.6%               $8.25/share       Nov. 16, 2010
Lawrence Pemble             22,000 (1)     13.1%               $9.56/share       Sept. 11, 2010

----------------

(1) These options will become immediately exercisable with respect to all underlying shares immediately upon the Approval being obtained.

(2) This option will become exercisable with respect to 5,134 of the shares immediately upon the Approval being obtained, and with respect to the remaining 2,566 shares on 11/16/2002, subject to the Approval being obtained.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END OPTION VALUES

                                                            NUMBER OF SECURITIES
                             SHARES                         UNDERLYING UNEXERCISED        VALUE OF UNEXERCISED IN-
                             ACQUIRED ON    VALUE           OPTIONS AT FISCAL Y/E         THE MONEY OPTIONS AT Y/E
NAME                         EXERCISE(#)    REALIZED($)     EXERCISABLE/UNEXERCISABLE     EXERCISABLE/UNEXERCISABLE(1)
-----                        -----------    -----------     -------------------------     ----------------------------

Robert C. Goodwin, Jr.            0             $0                   46,750                            $0/0
Roberta Lipson                    0             $0                   22,000                            $0/0
Elyse Silverberg                  0             $0                   22,000                            $0/0
Lawrence Pemble                   0             $0                   22,000                            $0/0

----------------

(1) Based on the closing bid price per share of $6.75 on December 29, 2000, the last trading day of fiscal 2000.


EMPLOYMENT AGREEMENTS

         The Company has entered into an employment agreement with each of Mmes. Lipson and Silverberg and Messrs. Pemble and Goodwin providing for base salaries to be subject to annual review and adjustment as determined by the Company, and which effective August 1, 2000, have been set at $184,437, $177,606, $170,775 and $167,244, respectively. Each such executive officer also receives additional benefits, including those generally provided to other executive officers of the Company. In addition, each of Mmes. Lipson and Silverberg also receives reimbursement of expenses relating to residing in China. Each employment agreement also contains non-competition provisions that preclude each executive from competing with the Company for a period of two years from the date of termination of employment unless his or her employment is terminated by the Company without cause, as such term is defined in the employment agreements. Each employment agreement has been automatically extended for the one-year period ending April 30, 2001, and is subject to successive annual renewal.

         The Company has obtained individual term life insurance policies covering Ms. Lipson in the amount of $2,000,000. The Company is the sole beneficiary under this policy.

COMPENSATION OF DIRECTORS

         Effective July 2000, each director who is not an employee of the Company is paid for service on the Board of Directors a retainer at the rate of $3,000 per annum and an additional $1,000 for each meeting of the Company's shareholders attended, $500 for each meeting of the Board of Directors attended and $300 for each meeting of a committee of the Board of Directors attended. The Company also reimburses each director for reasonable expenses in attending meetings of the Board of Directors. Directors also receive stock options as determined by the Board of Directors. Directors who are also employees of the Company are not separately compensated for their services as directors.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and executive officers, and persons who own more than 10% of the Company's Common Stock, to file with the Securities and Exchange Commission (the "SEC") initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) reports they file. To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company during the one-year period ended December 31, 2000, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% shareholders were complied with.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth information as to the ownership of shares of the Company's Common Stock and Class B Common Stock as of April 15, 2001 with respect to (i) holders known to the Company to beneficially own more than five percent of the outstanding Common Stock or the Class B Common Stock,
(ii) each director, (iii) the Company's Chief Executive Officer and each other executive officer whose annual cash compensation for 2000 exceeded $100,000 and
(iv) all directors and executive officers of the Company as a group. The following calculation takes into account the Company's one-for- eight reverse stock split of its Common Stock and Class B Common Stock, the expiration of the Class A and Class B Warrants on August 18, 1999, and the issuance by the Company of a ten percent stock dividend in September of 2000.

                                      Amount and Nature
                                       of Beneficial
                                      Ownership (2)(3)                                  Percent of:
                                     -----------------                                 ---------------------------

Name and Address of                       Common                  Class B                Common          Class B
Beneficial Shareholder(1)                 Stock               Common Stock(4)             Stock        Common Stock
-------------------------                 -----               ---------------             -----        ------------
Roberta Lipson                                  275                100,000(5)              *                51.6%

Elyse Beth Silverberg                         4,812                 65,125                 *                33.6%

Lawrence Pemble                                 261                 18,625                 *                 9.6%

Robert C. Goodwin, Jr.                        6,612(6)                   0                 *                 0%

Julius Y. Oestreicher                         7,975(7)                   0                 1.2%              0%

A. Kenneth Nilsson                            7,975(8)                   0                 1.2%              0%

Carol R. Kaufman                                900(9)                   0                 *                 0%

Steven T. Newby                             168,910(10)                  0                25.7%              0%
55 Quince Orchard Rd.,
Suite 606
Gaithersburg, MD  20878

All Executive Officers                       28,810(11)            183,750                 4.2%             94.8%
and Directors as a Group
(7 persons)
---------------------------

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

(5) Includes 5,000 shares held by the Ariel Benjamin Lee Trust, of which Ms. Lipson is a Trustee.

(6) Includes 5,133 shares that may be purchased pursuant to stock options that are currently exercisable.

(7) Represents shares that may be purchased pursuant to currently exercisable stock options. Does not include 2,750 shares of Common Stock beneficially owned by Mr. Oestreicher's wife.

(8) Includes 6,600 shares that may be purchased pursuant to currently exercisable stock options.

(9) Represents shares that may be purchased pursuant to currently exercisable stock options.

(10)     The amount and nature of beneficial ownership of these shares by Steven
         T. Newby is based solely on the Schedule 13G filings as submitted by Mr. Newby.

(11) Includes an aggregate of 20,609 shares that may be purchased pursuant to currently exercisable stock options.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

                  Not applicable.


                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Company caused this Form 10-KSB/A to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            U.S.-CHINA INDUSTRIAL EXCHANGE, INC.


April 30, 2001                              By:  /s/ Robert C. Goodwin, Jr.
                                                 ------------------------------
                                                 Robert C. Goodwin, Jr.
                                                 Executive Vice President and
                                                 General Counsel