Form 10-Q
period 2001-03-31
US CHINA INDUSTRIAL EXCHANGE INC
filed 2001-05-15
CIK 922717

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-24624

US-CHINA INDUSTRIAL EXCHANGE, INC.
(Exact name of registrant as specified in its charter)

dba CHINDEX INTERNATIONAL, INC.

NEW YORK (State or other Jurisdiction of Incorporation or Organization)	13-3097642 (I.R.S. Employer Identification Number)
7201 Wisconsin Avenue, Bethesda, Maryland (Address of principal executive offices)	20814 (Zip Code)

(301) 215-7777
(Registrant's telephone number)

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes /x/  No / /

    The number of shares of the Registrant's Common Stock outstanding as of May 5, 2001 was 657,319 share of Common Stock and 193,750 shares of Class B Common Stock.

PART I. FINANCIAL INFORMATION

US CHINA INDUSTRIAL EXCHANGE, INC.
CONSOLIDATED BALANCE SHEETS
	March 31, 2001 Unaudited	December 31, 2000 (Note 1)
ASSETS
Current assets:

Cash and cash equivalents
	$ 4,910,000	$ 3,785,000

Receivables:

Trade accounts, less allowance for doubtful accounts of $604,000	8,776,000	17,196,000
Inventories, net	9,296,000	9,120,000
Other current assets	1,478,000	1,592,000
Total current assets	24,460,000	31,693,000
Property and equipment, net	4,270,000	3,726,000
Other	974,000	1,079,000
Total assets	$ 29,704,000	$ 36,498,000
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$ 15,352,000	$ 22,065,000
Accrued contract training	1,008,000	1,108,000
Income taxes payable	92,000	90,000
Total current liabilities	16,452,000	23,263,000
Total liabilities	16,452,000	23,263,000
Stockholders' equity:
Preferred stock, $.01 par value, authorized 5,000,000, none issued	- -	- -
Common stock, $.01 par value, 30,000,000 shares authorized (including 2,000,000 designated Class B):
Common stock - -657,319 issued and outstanding in each period	7,000	7,000
Class B stock - -193,750 issued and outstanding in each period	2,000	2,000
Additional capital	17,303,000	17,303,000
Foreign currency equity translation adjustment	(8,000)	0
Accumulated deficit	(4,052,000)	(4,077,000)
Total stockholders' equity	13,252,000	13,235,000
Total liabilities and stockholders' equity	$ 29,704,000	$ 36,498,000

The accompanying notes are an integral part of the financial statements.

US-CHINA INDUSTRIAL EXCHANGE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended March 31,
	2001	2000

Total sales and service revenue
	$ 10,606,000	$ 7,040,000

Cost and Expenses
Cost of goods and services sold	6,949,000	4,604,000
Salaries and payroll taxes	2,176,000	1,572,000
Travel and entertainment	341,000	279,000

Other	1,210,000	961,000
Loss from operations	(70,000)	(376,000)
Minority interest	(5,000)	(23,000)
Other income and (expenses)
Interest expense	(2,000)	(22,000)
Interest income	44,000	44,000
Miscellaneous income - net	162,000	110,000
Income (loss) before income taxes	129,000	(267,000)
Provision for income taxes	(104,000)	(82,000)
Net income (loss)	$ 25,000	$ (349,000)
Net income (loss) per common share - basic	$ 0.03	$ (0.44)
Weighted average shares outstanding - basic	851,069	790,313
Net income (loss) per common share - diluted	$ 0.03	$ (0.44)
Weighted average shares outstanding - diluted	851,711	790,313

The accompanying notes are an integral part of the financial statements.

US-CHINA INDUSTRIAL EXCHANGE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended March 31,
	2001	2000
OPERATING ACTIVITIES
Net income (loss)	$ 25,000	$ (349,000)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	160,000	178,000
Inventory write-down	38,000	38,000
Changes in operating assets and liabilities:
Trade receivables	8,420,000	1,022,000
Inventories	(214,000)	(696,000)
Other current assets	114,000	(203,000)
Other assets	105,000	(18,000)
Accounts payable and other liabilities	(6,811,000)	566,000
Net cash provided by operating activities	1,837,000	538,000

INVESTING ACTIVITIES
Purchases of property and equipment	(704,000)	(188,000)
Net cash used in investing activities	(704,000)	(188,000)

Effect of foreign exchange rate changes on cash and cash equivalents	(8,000)	0
Net increase in cash and cash equivalents	1,125,000	350,000
Cash and cash equivalents at beginning of period	3,785,000	4,948,000
Cash and cash equivalents at end of period	$ 4,910,000	$ 5,298,000
The accompanying notes are an integral part of the financial statements.

U.S.-CHINA INDUSTRIAL EXCHANGE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. BASIS OF PRESENTATION

    The accompanying unaudited consolidated financial statements of U.S.-China Industrial Exchange, Inc. (the Company) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

The consolidated balance sheet at December 31, 2000 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB and 10-KSB/A for the year ended December 31, 2000.

Note 2. INVENTORIES

	March 31,	December 31,
	2001	2000
Merchandise inventory	$7,156,000	$6,960,000
Healthcare services inventory	141,000	149,000
Demonstration inventory, net	451,000	489,000
Parts and peripheral inventory	1,548,000	1,522,000
	$9,296,000	$9,120,000

Note 3. PROPERTY AND EQUIPMENT

	March 31,	December 31,
	2001	2000
Furniture and equipment	$3,880,000	$3,312,000
Vehicles	109,000	109,000
Leasehold improvements	3,230,000	3,094,000
	7,219,000	6,515,000
Less: accumulated depreciation and amortization	2,949,000	2,789,000
	$4,270,000	$3,726,000

Note 4. NET INCOME (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted Earnings Per Share (EPS) or Loss Per Share (LPS) for the periods indicated:

	For the three months ended March 31, 2001
	Net Income (Numerator)	Shares (Denominator)	Per-Share Amount
Net income/Basic EPS	$25,000	851,069	$0.03
Effect of dilutive securities:
Warrants and options	- -	642	- -
Net income/Diluted EPS	$25,000	851,711	$0.03

For the three months ended March 31, 2000

 Net Loss
(Numerator)

 Shares
(Denominator)

 Per-Share
Amount

Net loss/Basic LPS

$(349,000)

790,313

$(0.44)

Effect of dilutive securities:

Warrants and options

 - -

 - -

 - -

Net loss/Diluted LPS

$(349,000)

790,313

$(0.44)

The Company has two reportable segments: Healthcare Products and Healthcare Services.  The Company evaluates performance and allocates resources based on profit or loss from operations before income taxes, not including gains or losses on the
Company's investment portfolio.  Management does not allocate assets in the measurement of segment profit or loss.

For the three months ended March 31, 2001:

Segments

Healthcare Products

Healthcare Services

Total

Assets

$23,704,000

$ 6,001,000

$29,705,000

Sales and service revenue

$8,744,000

$1,862,000

$10,606,000

Profit (loss) from operations

$ (139,000)

$69,000

(70,000)

Other income, net

204,000

Minority interest

(5,000)

Income before provision for income taxes

$ 129,000

For the three months ended March 31, 2000:

Segments

Healthcare Products

Healthcare Services

Total

Assets

$19,866,000

$ 4,733,000

$24,599,000

Sales and service revenue

$5,849,000

$1,191,000

$7,040,000

Loss from operations

$ (282,000)

$(94,000)

(376,000)

Other income, net

132,000

Minority interest

(23,000)

Loss before provision for income taxes

$ (267,000)

Intersegment transactions were eliminated for the three months ended March 31, 2001 and 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Quarter ended March 31, 2001 compared to quarter ended March 31, 2000

The Company's revenues for the quarter ended March 31, 2001 were $10,606,000, up 51% from the quarter ended March 31, 2000 revenues of $7,040,000.  Both the healthcare products segment and the healthcare services segment of the business experienced expanded activity during the period as compared with the same period in the prior year.

The Company recorded net income in the quarter ended March 31, 2001 of $25,000 compared to a net loss in the quarter ended March 31, 2000 of $349,000.

Healthcare Products

The healthcare products segment, consisting of medical equipment, medical consumables and personal healthcare products, had revenue growth of 49% to $8,744,000 in the quarter ended March 31, 2001 from the quarter ended March 31, 2000 revenues of
$5,849,000.  Increased sales in each of the product categories accounted for the increase.  The U.S. Dollar-based sales of capital medical equipment were 50% of the segment and are often contingent on financing (see "Timing of Revenues").  The local currency sales of medical equipment, consumables and personal healthcare products were 50% of the segment and are made from inventories maintained locally in China (see "Foreign Currency Exchange and Impact of Inflation") to a network of sub-dealers and pharmacies.

Gross profit in the quarter ended March 31, 2001 rose to $2,109,000 from $1,447,000 in the quarter ended March 31, 2000. As a percentage of revenue, gross profit from the healthcare products segment for the quarter ended March 31, 2001 was 24% as compared to 25% in the quarter ended March 31, 2000.

Expenses for the healthcare products segment in the quarter ended March 31, 2001 increased to $2,248,000 (26% of revenue) from $1,729,000 in the quarter ended March 31, 2000 (30% of revenue). Salaries for the segment increased $371,000 (salaries were
16% of revenue in the quarter ended March 31, 2001 and 17% in the quarter ended March 31, 2000), primarily due to increased hires of sales and marketing personnel. In addition, travel and entertainment expense for the segment increased $25,000 (travel and entertainment was 3% and 4% of revenue in the quarters ended March 31, 2001 and 2000, respectively) and other costs increased $123,000 primarily due to increased marketing costs.

Healthcare Services

 The healthcare services segment consists of an international standard primary care hospital and outpatient facility. In the quarter ended March 31, 2001, the revenues from this segment increased to $1,862,000 or 56% over the quarter ended March
31, 2000 revenues of $1,191,000.  The hospital has continued the expansion of its service offerings and the revenue increases for the quarter ended March 31, 2001 reflect increased patient visits taking advantage of these services.  All practice areas in the hospital experienced continued growth. The hospital is currently expanding its present facility and continues to explore the possibility of additional satellite clinics to serve as referral sites to its hospital.

 Costs for the healthcare services segment increased in the quarter ended March 31, 2001 to $1,793,000 or 40% over the quarter ended March 31, 2000 costs of $1,285,000. This increase is due to the costs associated with increases in services.
Salaries associated with increased personnel increased by $233,000 (salaries were 43% of revenue in the quarter ended March 31, 2001 versus 48% for the quarter ended March 31 2000), with all other costs increasing $275,000.

Other Income and Expenses

Other income increased for the quarter ended March 31, 2001 to $162,000 from $110,000 in the quarter ended March 31, 2000.

LIQUIDITY AND CAPITAL RESOURCES

 As of March 31, 2001, total accounts receivable decreased by $8,420,000 as compared to December 31, 2000 primarily from collection of the Export-Import Bank financing transaction that occurred at year end 2000.  Collecting the financing transaction also affected related accounts payables and other liabilities; cash decreased by $6,811,000 as of March 31, 2001 as compared to December 31, 2000.

 The Company's hospital has recently completed short term financing arrangements in China with Hongkong Shanghai Banking Corp. (HSBC) for up to US$300,000 in revolving loans or standby credit.  Terms of the agreement are customary, with the interest rate being 1.75% over the 3 month Singapore Interbank Money Market Offer Rate ("SIBOR").  The hospital has agreed to utilize HSBC for a certain portion of its credit card settlement business.  The Company continues to consider various financing alternatives to satisfy its future expansion, capital improvements and equipment requirements.

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

FORWARD-LOOKING STATEMENTS

With the exception of historical information, the matters discussed or incorporated by reference in this Report, on Form 10-KSB and, if any, in the Company's 2000 Annual Report to Stockholders are forward-looking statements that involve risks and uncertainties. These forward-looking statements include, but are not limited to, statements about the Company's (i) performance goals, including successful conclusion of efforts to secure government-backed financing, (ii) future revenues and earnings, including revenues from the Company's developmental businesses such as the health services segment, (iii) markets, including growth in demand in China for the Company's products and services, and (iv) proposed new operations, including expansion of its health services business. Actual results could differ materially from such forward-looking statements because of, among other things, the following factors: developments relating to conducting business in China (including political, economic and legal matters), the timing of the Company's revenues, risks relating to commencement and early operation of healthcare services, dependence on certain suppliers, and extension of credit terms.  The Company makes no commitment to update any forward-looking statement or to disclose any facts, events, or circumstances after the date hereof that may affect the accuracy of any forward-looking statement.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company does not currently use derivative financial instruments for speculative purposes that expose it to market risk. The Company is exposed to fair value risk due to changes in interest rates with respect to short-term investments in marketable securities.  Information required by this item is included in "Management's Discussion and Analysis of Financial Condition and Results of Operations."

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)

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

 (b)

Reports on Form 8-K

    No reports on Form 8-K were filed during the quarter ended March 31, 2001.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

U.S.-CHINA INDUSTRIAL EXCHANGE, INC.

Dated: May 14, 2001

By: /S/ Lawrence Pemble

Lawrence Pemble

Executive Vice President Finance and Business Development

Dated: May 14, 2001

By: /S/ Ronald Zilkowski

Ronald Zilkowski

Senior Vice President Finance and Corporate Controller