Form 10-Q
period 2001-06-30
US CHINA INDUSTRIAL EXCHANGE INC
filed 2001-08-14
CIK 922717

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

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

(301) 215-7777
(Registrant's telephone number)

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes /x/  No / /

    The number of shares of the Registrant's Common Stock outstanding as of August 2, 2001 was 657,319 share of Common Stock and 193,750 shares of Class B Common Stock.

PART I. FINANCIAL INFORMATION

U.S.-CHINA INDUSTRIAL EXCHANGE, INC.
CONSOLIDATED BALANCE SHEETS

	June 30, 2001 (Unaudited)	December 31, 2000 (Note 1)
ASSETS
Current assets:

Cash & cash equivalents
	$4,355,000	$ 3,785,000
Receivables:
Trade accounts, less allowance for doubtful accounts of $604,000	10,606,000	17,196,000
Inventories, net	9,451,000	9,120,000
Other current assets	1,579,000	1,592,000
Total current assets	25,991,000	31,693,000
Property & equipment, net	4,519,000	3,726,000
Other	1,061,000	1,079,000
Total assets	$ 31,571,000	$ 36,498,000
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$ 16,300,000	$ 22,065,000
Accrued contract training	997,000	1,108,000
Income taxes payable	150,000	90,000
Short term loan payable	1,097,000	- -
Total current liabilities	18,544,000	23,263,000
Stockholders' equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized, none issued and outstanding	- -	- -
Common stock, $.01 par value, 30,000,000 shares authorized (including 2,000,000 shares designated Class B):
Common stock - -657,319 shares issued and outstanding in each period	7,000	7,000
Class B stock - -193,750 shares issued and outstanding in each period	2,000	2,000
Additional capital	17,303,000	17,303,000
Foreign currency equity translation adjustment	(8,000)	- -
Accumulated deficit	(4,277,000)	(4,077,000)
Total stockholders' equity	13,027,000	13,235,000
Total liabilities and stockholders' equity	$ 31,571,000	$ 36,498,000

See notes to consolidated financial statements.

U.S.-CHINA INDUSTRIAL EXCHANGE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
	Three months ended June 30,		Six months ended June 30,
	2001	2000	2001	2000

Sales and service revenue
	$13,201,000	$9,462,000	$23,807,000	$16,502,000

Cost and expenses
Cost of goods and services sold	8,986,000	6,217,000	15,935,000	10,821,000
Salaries and payroll taxes	2,502,000	1,919,000	4,678,000	3,491,000
Travel and entertainment	533,000	411,000	874,000	690,000

Other	1,449,000	1,116,000	2,596,000	2,077,000
Loss from operations	(269,000)	(201,000)	(276,000)	(577,000)
Minority interest	(4,000)	(3,000)	(9,000)	(26,000)
Other income/(expenses)
Interest expense	(2,000)	(36,000)	(4,000)	(58,000)
Interest income	36,000	39,000	80,000	83,000
Miscellaneous income - net	99,000	273,000	198,000	383,000
(Loss)/income before income taxes	(140,000)	72,000	(11,000)	(195,000)
(Provision)/benefit for income taxes	(85,000)	44,000	(189,000)	(38,000)
Net (loss)/income	$ (225,000)	$ 116,000	$ (200,000)	$ (233,000)
Net (loss)/income per common share - basic and diluted	$ (0.26)	$ 0.15	$ (0.23)	$ (0.29)
Weighted average shares outstanding - basic and diluted	851,069	790,557	851,069	790,435

See notes to consolidated financial statements.

U.S.-CHINA INDUSTRIAL EXCHANGE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended June 30,
	2001	2000
OPERATING ACTIVITIES
Net loss	$ (200,000)	$ (233,000)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	348,000	389,000
Inventory write-down	75,000	75,000
Deferred taxes	(129,000)	(313,000)
Changes in operating assets and liabilities:
Trade receivables	6,590,000	(44,000)
Inventories	(406,000)	(1,848,000)
Other current assets	142,000	(241,000)
Other assets	18,000	- -
Accounts payable and accrued expenses	(5,876,000)	2,389,000
Income taxes payable	60,000	85,000
Net cash provided by operating activities	622,000	259,000

INVESTING ACTIVITIES
Purchases of property and equipment	(1,141,000)	(484,000)
Net cash used in investing activities	(1,141,000)	(484,000)

FINANCING ACTIVITIES
Proceeds from short term loan payable	1,097,000	9,000

Net change in foreign currency equity translation	(8,000)	(3,000)

Net increase (decrease) in cash and cash equivalents	570,000	(219,000)
Cash and cash equivalents at beginning of period	3,785,000	4,948,000
Cash and cash equivalents at end of period	$ 4,355,000	$ 4,729,000

See notes to consolidated financial statements.

U.S.-CHINA INDUSTRIAL EXCHANGE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. BASIS OF PRESENTATION

    The accompanying unaudited consolidated financial statements of U.S.-China Industrial Exchange, Inc. (the Company) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and six-month periods ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. Certain information from the first quarter 10Q filed May 14, 2001 has be reclassified to conform to current presentation.

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

Note 2. INVENTORIES

	June 30,	December 31,
	2001	2000
Merchandise inventory	$7,209,000	$6,960,000
Healthcare services inventory	197,000	149,000
Demonstration inventory, net	439,000	489,000
Parts and peripheral inventory	1,606,000	1,522,000
	$9,451,000	$9,120,000

Note 3. PROPERTY AND EQUIPMENT

	June 30,	December 31,
	2001	2000
Furniture and equipment	$4,097,000	$3,312,000
Vehicles	109,000	109,000
Leasehold improvements	3,450,000	3,094,000
	7,656,000	6,515,000
Less: accumulated depreciation and amortization	3,137,000	2,789,000
	$4,519,000	$3,726,000

Note 4. NET INCOME (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted Earnings Per Share (EPS) or Loss Per Share (LPS) for the periods indicated:

Three months ended June 30,		Six months ended June 30,
2001	2000	2001	2000
Basic:

Net (loss)/income
$ (225,000)	$ 116,000	$ (200,000)	$ (233,000)
Average shares outstanding
851,069	790,557	851,069	790,435
Basic (LPS)/EPS
$ (0.26)	$ 0.15	$ (0.23)	$ (0.29)
Diluted:

Average shares outstanding
851,069	790,557	851,069	790,435
Net effect of dilutive stock options- based on treasury stock method
- -	- -	- -	- -
Totals
851,069	790,557	851,069	790,435
Diluted (LPS)/EPS
$ (0.26)	$ 0.15	$ (0.23)	$ (0.29)

Note 5. SEGMENT INFORMATION

The Company has two reportable segments: Healthcare Products and Healthcare Services. The Company evaluates performance and allocates resources based on profit or loss from operations before income taxes, not including gains or losses on the Company's investment portfolio. Management also allocates assets by segment.

For the three months ended June 30, 2001:
Segments	Healthcare Products	Healthcare Services	Total
Assets	$25,102,000	$ 6,469,000	$31,571,000

Sales and service revenue	$11,009,000	$2,192,000	$13,201,000
(Loss) income from operations	$ (486,000)	$217,000	(269,000)
Other income, net			133,000
Minority interest			(4,000)
Loss before provision for income taxes			$ (140,000)

For the six months ended June 30, 2001:
Segments	Healthcare Products	Healthcare Services	Total
Assets	$25,102,000	$ 6,469,000	$31,571,000

Sales and service revenue	$19,753,000	$4,054,000	$23,807,000
(Loss) income from operations	$ (625,000)	$349,000	(276,000)
Other income, net			274,000
Minority interest			(9,000)
Loss before provision for income taxes			$ (11,000)

For the three months ended June 30, 2000:
Segments	Healthcare Products	Healthcare Services	Total
Assets	$21,318,000	$ 5,374,000	$26,692,000

Sales and service revenue	$7,829,000	$1,633,000	$9,462,000
(Loss) income from operations	$(356,000)	$155,000	(201,000)
Other income, net			276,000
Minority interest			(3,000)
Income before provision for income taxes			$ 72,000

For the six months ended June 30, 2000:
Segments	Healthcare Products	Healthcare Services	Total
Assets	$21,318,000	$ 5,374,000	$26,692,000

Sales and service revenue	$13,678,000	$2,824,000	$16,502,000
(Loss) income from operations	$(638,000)	$61,000	(577,000)
Other income, net			408,000
Minority interest			(26,000)
Loss before provision for income taxes			$ (195,000)

Intersegment transactions were eliminated for the three and six months ended June 30, 2001 and 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Three months ended June 30, 2001 compared to three months ended June 30, 2000

The Company's revenues for the three months ended June 30, 2001 were $13,201,000, up 40% from the three months ended June 30, 2000 revenues of $9,462,000. Both the healthcare products segment and the healthcare services segment of the business experienced expanded activity during the period as compared with the same period in the prior year.

The Company recorded net loss in the three months ended June 30, 2001 of $225,000 compared to a net income in the three months ended June 30, 2000 of $116,000.

Healthcare Products

The healthcare products segment, consisting of medical equipment, medical consumables and personal healthcare products, had revenue growth of 41% to $11,009,000 in the three months ended June 30, 2001 from the three months ended June 30, 2000 revenues of $7,829,000. Increased sales in each of the product categories accounted for the increase. The U.S. Dollar-based sales of capital medical equipment were 48% of the segment and are often contingent on financing (see "Timing of Revenues"). The local currency sales of medical equipment, consumables and personal healthcare products were 52% of the segment and are made from inventories maintained locally in China (see "Foreign Currency Exchange and Impact of Inflation") to a network of sub-dealers and pharmacies.

Gross profit in the three months ended June 30, 2001 rose to $2,365,000 from $1,903,000 in the three months ended June 30, 2000. As a percentage of revenue, gross profit from the healthcare products segment for the three months ended June 30, 2001 was 21% as compared to 24% in the three months ended June 30, 2000.

Expenses for the healthcare products segment in the three months ended June 30, 2001 increased to $2,851,000 (26% of revenue) from $2,259,000 (29% of revenue) in the three months ended June 30, 2000. Salaries for the segment increased $208,000 (salaries were 14% of revenue in the three months ended June 30, 2001 and 17% in the three months ended June 30, 2000), primarily due to increased hires of sales and marketing personnel. In addition, travel and entertainment expense for the segment increased $96,000 (travel and entertainment expense was 4% and 5% of revenue in the three months ended June 30, 2001 and 2000, respectively) and other costs increased $288,000 primarily due to increased costs for marketing and administrative services.

Healthcare Services

The healthcare services segment consists of an international standard primary care hospital and outpatient facility. In the three months ended June 30, 2001, the revenues from this segment increased to $2,192,000 or 34% over the three months ended June 30, 2000 revenues of $1,633,000. The hospital has continued the expansion of its service offerings and the revenue increases for the three months ended June 30, 2001 reflect increased patient visits taking advantage of these services. All practice areas in the hospital experienced continued growth. The hospital is currently expanding its present facility and continues to explore the possibility of additional satellite clinics to serve as referral sites to its hospital.

Costs for the healthcare services segment increased in the three months ended June 30, 2001 to $1,975,000 or 34% over the three months ended June 30, 2000 costs of $1,478,000. This increase is due to costs associated with increases in services. Salaries associated with increased personnel increased by $375,000 (salaries were 43% of revenue in the three months ended June 30, 2001 versus 35% for the three months ended June 30 2000), with all other costs increasing $122,000.

Other Income and Expenses

Other income decreased for the three months ended June 30, 2001 to $99,000 from $273,000 in the three months ended June 30, 2000. The Company's sublease of two floors of the building housing the Company's hospital has been extended through the end of November 2001. After that, the Company's other income will decrease by approximately $99,000 a quarter.

Six months ended June 30, 2001 compared to six months ended June 30, 2000

The Company's revenues for the six months ended June 30, 2001 were $23,807,000, up 44% from the six months ended June 30, 2000 revenues of $16,502,000. Both the healthcare products segment and the healthcare services segment of the business experienced expanded activity during the period as compared with the same period in the prior year.

The Company recorded a net loss in the six months ended June 30, 2001 of $200,000 compared to a net loss in the six months ended June 30, 2000 of $233,000.

Healthcare Products

The healthcare products segment, consisting of medical equipment, medical consumables and personal healthcare products, had revenue growth of 44% to $19,753,000 in the six months ended June 30, 2001 from the six months ended June 30, 2000 revenues of $13,678,000. Increased sales in each of the product categories accounted for the increase. The U.S. Dollar-based sales of capital medical equipment were 45% of the segment and are often contingent on financing (see "Timing of Revenues"). The local currency sales of medical equipment, consumables and personal healthcare products were 55% of the segment and are made from inventories maintained locally in China (see "Foreign Currency Exchange and Impact of Inflation") to a network of sub-dealers and pharmacies.

Gross profit in the six months ended June 30, 2001 rose to $4,474,000 from $3,350,000 in the six months ended June 30, 2000. As a percentage of revenue, gross profit from the healthcare products segment for the six months ended June 30, 2001 was 23% as compared to 24% in the six months ended June 30, 2000.

Expenses for the healthcare products segment in the six months ended June 30, 2001 increased to $5,099,000 (26% of revenue) from $3,988,000 (29% of revenue) in the six months ended June 30, 2000. Salaries for the segment increased $579,000 (salaries were 15% of revenue in the six months ended June 30, 2001 and 17% in the six months ended June 30, 2000), primarily due to increased hires of sales and marketing personnel. In addition, travel and entertainment expense for the segment increased $121,000 (travel and entertainment expenses was 4% and 5% of revenue in the six months ended June 30, 2001 and 2000, respectively) and other costs increased $411,000 primarily due to increased marketing costs and administrative services.

Healthcare Services

The healthcare services segment consists of an international standard primary care hospital and outpatient facility. In the six months ended June 30, 2001, the revenues from this segment increased to $4,054,000 or 44% over the six months ended June 30, 2000 revenues of $2,824,000. The hospital has continued the expansion of its service offerings and the revenue increases for the six months ended June 30, 2001 reflect increased patient visits taking advantage of these services. All practice areas in the hospital experienced continued growth. The hospital is currently expanding its present facility and continues to explore the possibility of additional satellite clinics to serve as referral sites to its hospital.

Costs for the healthcare services segment increased in the six months ended June 30, 2001 to $3,705,000 or 34% over the six months ended June 30, 2000 costs of $2,763,000. This increase is due to the costs associated with increases in services. Salaries associated with increased personnel increased by $233,000 (salaries were 43% of revenue in the six months ended June 30, 2001 versus 48% for the six months ended June 30 2000), with all other costs increasing $149,000.

Other Income and Expenses

Other income decreased for the six months ended June 30, 2001 to $198,000 from $383,000 in the six months ended June 30, 2000. The Company's sublease of two floors of the building housing the Company's hospital has been extended through the end of November 2001. After that, the Company's other income will decrease by approximately $99,000 a quarter.

LIQUIDITY AND CAPITAL RESOURCES

In December 2000, the Company received approval from the Export-Import Bank ("EXIM") for the financing of $11,638,000 in medical equipment sales to customers in China. Shipment of the equipment occurred in December 2000. The drawdown of most of the financing vehicle and the related payment to the equipment suppliers occurred in the first quarter of 2001. The closure of these transactions was the primary cause of the decrease in accounts receivable and accounts payable at June 30, 2001 by $6,590,000 and $5,876,000 respectively, as compared to December 31, 2000.

The Company's hospital has recently completed short term financing arrangements in China with Hongkong Shanghai Banking Corp. (HSBC) for up to US$300,000 in revolving loans or standby credit. Terms of the agreement are customary, with the interest rate being 1.75% over the 3 month Singapore Interbank Money Market Offer Rate ("SIBOR"). The hospital has agreed to utilize HSBC for a certain portion of its credit card settlement business. The Company also utilizes its credit facility with Allfirst Bank for short term working capital needs and standby letters of credit. As of June 30, 2001, the Company has outstanding balances on these accounts of $1,097,000. The Company continues to consider various financing alternatives to satisfy its future expansion, capital improvements and equipment requirements.

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

Additionally, the Company has purchased and will continue to purchase some products in Western currencies other than U.S. dollars and has sold and will continue to sell such products in China for U.S. dollars. To the extent that the value of the U.S. dollar declines against such a currency, the Company could experience a negative impact on profitability. The Company anticipates hedging transactions wherever possible to minimize such negative impacts.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company does not currently use derivative financial instruments for speculative purposes that expose it to market risk. The Company is exposed to fair value risk due to changes in interest rates with respect to cash equivalents and short term borrowings. Information required by this item is included in "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

3.2	By-laws of the Company. Incorporated by reference to Exhibit 3.2 to the IPO Registration Statement.
4.3	Form of Specimen Certificate of the Company's Common Stock. Incorporated by reference to Exhibit 4.2 to the IPO Registration Statement.
4.4	Form of Specimen Certificate of Class B Common Stock Certificate. Incorporated by reference to Exhibit 4.3 to the IPO Registration Statement.
10.1	The Company's 1994 Stock Option Plan, as amended, filed herewith.
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

 (b)
Reports on Form 8-K

    No reports on Form 8-K were filed during the three months ended June 30, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

U.S.-CHINA INDUSTRIAL EXCHANGE, INC.

Dated: August 14, 2001
By: /S/ Lawrence Pemble

Lawrence Pemble
Executive Vice President Finance and Business Development

Dated: August 14, 2001
By: /S/ Ronald Zilkowski

Ronald Zilkowski

Senior Vice President Finance and Corporate Controller