Form 10-Q
period 2001-09-30
US CHINA INDUSTRIAL EXCHANGE INC
filed 2001-11-14
CIK 922717

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

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

(301) 215-7777
(Registrant's telephone number)

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes /x/  No / /

    The number of shares of the Registrant's Common Stock outstanding as of November 2, 2001 was 657,319 share of Common Stock and 193,750 shares of Class B Common Stock.

PART I. FINANCIAL INFORMATION
U.S.-CHINA INDUSTRIAL EXCHANGE, INC.
CONSOLIDATED BALANCE SHEETS

	September 30, 2001 (Unaudited)	December 31, 2000 (Note 1)
ASSETS
Current assets:

Cash & cash equivalents
	$4,993,000	$ 3,785,000
Receivables:
Trade accounts, less allowance for doubtful accounts of $604,000	10,610,000	17,196,000
Inventories, net	9,145,000	9,120,000
Other current assets	1,848,000	1,592,000
Total current assets	26,596,000	31,693,000
Property & equipment, net	4,603,000	3,726,000
Other	1,115,000	1,079,000
Total assets	$ 32,314,000	$ 36,498,000
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$ 17,228,000	$ 22,065,000
Accrued contract training	907,000	1,108,000
Income taxes payable	98,000	90,000
Short term loan payable	945,000	- -
Total current liabilities	19,178,000	23,263,000
Stockholders' equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized, none issued and outstanding	- -	- -
Common stock, $.01 par value, 30,000,000 shares authorized (including 2,000,000 shares designated Class B):
Common stock - -657,319 shares issued and outstanding in each period	7,000	7,000
Class B stock - -193,750 shares issued and outstanding in each period	2,000	2,000
Additional capital	17,303,000	17,303,000
Foreign currency equity translation adjustment	(8,000)	- -
Accumulated deficit	(4,168,000)	(4,077,000)
Total stockholders' equity	13,136,000	13,235,000
Total liabilities and stockholders' equity	$ 32,314,000	$ 36,498,000

See notes to consolidated financial statements.

U.S.-CHINA INDUSTRIAL EXCHANGE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
	Three months ended September 30,		Nine months ended September 30,
	2001	2000	2001	2000
Sales and service revenue
	$13,447,000	$9,430,000	$37,254,000	$25,932,000
Cost and expenses
Cost of goods and services sold	9,040,000	6,128,000	24,975,000	16,949,000
Salaries and payroll taxes	2,559,000	1,951,000	7,237,000	5,442,000
Travel and entertainment	544,000	500,000	1,418,000	1,190,000

Other	1,256,000	1,175,000	3,852,000	3,252,000
Income/(loss) from operations	48,000	(324,000)	(228,000)	(901,000)
Minority interest	(5,000)	(6,000)	(14,000)	(32,000)
Other income/(expenses)
Interest expense	(5,000)	(17,000)	(9,000)	(75,000)
Interest income	24,000	27,000	105,000	110,000
Miscellaneous income - net	116,000	99,000	314,000	482,000
Income/(loss) before income taxes	178,000	(221,000)	168,000	(416,000)
Provision for income taxes	(69,000)	(81,000)	(259,000)	(119,000)
Net income/(loss)	$ 109,000	$ (302,000)	$ (91,000)	$ (535,000)
Net income/(loss) per common share - basic	$ 0.13	$ (0.38)	$ (0.11)	$ (0.67)
Weighted average shares outstanding - basic	851,069	802,600	851,069	794,498
Net income/(loss) per common share - diluted	$ 0.12	$ (0.38)	$ (0.11)	$ (0.67)
Weighted average shares outstanding - diluted	886,392	802,600	851,069	794,498

See notes to consolidated financial statements.

U.S.-CHINA INDUSTRIAL EXCHANGE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended September 30,
	2001	2000
OPERATING ACTIVITIES
Net loss	$ (91,000)	$ (535,000)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	547,000	568,000
Inventory write-down	115,000	114,000
Deferred compensation	0	30,000
Deferred taxes	(108,000)	(313,000)
Changes in operating assets and liabilities:
Trade receivables	6,586,000	1,112,000
Inventories	(140,000)	(1,908,000)
Other current assets	(148,000)	(256,000)
Other assets	(36,000)	(180,000)
Accounts payable and accrued expenses	(5,038,000)	1,434,000
Income taxes payable	8,000	385,000
Net cash provided by operating activities	1,695,000	451,000

INVESTING ACTIVITIES
Purchases of property and equipment	(1,424,000)	(603,000)
Net cash used in investing activities	(1,424,000)	(603,000)

FINANCING ACTIVITIES
Proceeds from short term loan payable	945,000	0
Issuance of common stock	0	10,000
Net cash from financing activities	945,000	10,000

Net change in foreign currency equity translation	(8,000)	(3,000)

Net increase (decrease) in cash and cash equivalents	1,208,000	(145,000)
Cash and cash equivalents at beginning of period	3,785,000	4,948,000
Cash and cash equivalents at end of period	$ 4,993,000	$ 4,803,000

See notes to consolidated financial statements.

U.S.-CHINA INDUSTRIAL EXCHANGE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. BASIS OF PRESENTATION

    The accompanying unaudited consolidated financial statements of U.S.-China Industrial Exchange, Inc. (the Company) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and nine-month periods ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

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

Note 2. INVENTORIES

	September 30,	December 31,
	2001	2000
Merchandise inventory	$6,773,000	$6,960,000
Healthcare services inventory	202,000	149,000
Demonstration inventory, net	483,000	489,000
Parts and peripheral inventory	1,687,000	1,522,000
	$9,145,000	$9,120,000

Note 3. PROPERTY AND EQUIPMENT

	September 30,	December 31,
	2001	2000
Furniture and equipment	$4,323,000	$3,312,000
Vehicles	109,000	109,000
Leasehold improvements	3,507,000	3,094,000
	7,939,000	6,515,000
Less: accumulated depreciation and amortization	3,336,000	2,789,000
	$4,603,000	$3,726,000

Note 4. NET INCOME (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted Earnings Per Share (EPS) or Loss Per Share (LPS) for the periods indicated:

Three months ended September 30,		Nine months ended September 30,
2001	2000	2001	2000
Basic:

Net income/(loss)
$ 109,000	$ (302,000)	$ (91,000)	$ (535,000)
Average shares outstanding
851,069	802,600	851,069	794,498
Basic EPS/(LPS)
$ 0.13	$ (0.38)	$ (0.11)	$ (0.67)
Diluted:

Average shares outstanding
851,069	802,600	851,069	794,498
Net effect of dilutive stock options- based on treasury stock method
35,323	- -	- -	- -
Totals
886,392	802,600	851,069	794,498
Diluted EPS/(LPS)
$ 0.12	$ (0.38)	$ (0.11)	$ (0.67)

Note 5. SEGMENT INFORMATION

The Company has two reportable segments: Healthcare Products and Healthcare Services. The Company evaluates performance and allocates resources based on profit or loss from operations before income taxes, not including gains or losses on the Company's investment portfolio. Management also allocates assets by segment.

For the three months ended September 30, 2001:
Segments	Healthcare Products	Healthcare Services	Total
Assets	$26,099,000	$ 6,215,000	$32,314,000

Sales and service revenue	$11,487,000	$1,960,000	$13,447,000
(Loss) income from operations	$ (10,000)	$58,000	48,000
Other income, net			135,000
Minority interest			(5,000)
Income before provision for income taxes			$ 178,000

For the nine months ended September 30, 2001:
Segments	Healthcare Products	Healthcare Services	Total
Assets	$26,099,000	$ 6,215,000	$32,314,000

Sales and service revenue	$31,240,000	$6,014,000	$37,254,000
(Loss) income from operations	$ (509,000)	$281,000	(228,000)
Other income, net			410,000
Minority interest			(14,000)
Income before provision for income taxes			$ 168,000

For the three months ended September 30, 2000:
Segments	Healthcare Products	Healthcare Services	Total
Assets	$20,321,000	$ 5,383,000	$25,704,000

Sales and service revenue	$7,908,000	$1,522,000	$9,430,000
(Loss) income from operations	$(516,000)	$192,000	(324,000)
Other income, net			109,000
Minority interest			(6,000)
Income before provision for income taxes			$ (221,000)

For the nine months ended September 30, 2000:
Segments	Healthcare Products	Healthcare Services	Total
Assets	$20,321,000	$ 5,383,000	$25,704,000

Sales and service revenue	$21,586,000	$4,346,000	$25,932,000
(Loss) income from operations	$(1,154,000)	$253,000	(901,000)
Other income, net			517,000
Minority interest			(32,000)
Loss before provision for income taxes			$ (416,000)

Intersegment transactions were eliminated for the three and nine months ended September 30, 2001 and 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Three months ended September 30, 2001 compared to three months ended September 30, 2000

The Company's revenues for the three months ended September 30, 2001 were $13,447,000, up 43% from the three months ended September 30, 2000 revenues of $9,430,000. Both the healthcare products segment and the healthcare services segment of the business experienced expanded activity during the period as compared with the same period in the prior year.

The Company recorded net income in the three months ended September 30, 2001 of $109,000 compared to a net loss in the three months ended September 30, 2000 of $302,000.

Healthcare Products

The healthcare products segment, consisting of medical equipment, medical consumables and personal healthcare products, had revenue growth of 45% to $11,487,000 in the three months ended September 30, 2001 from the three months ended September 30, 2000 revenues of $7,908,000. Increased sales in each of the product categories accounted for the increase. The U.S. Dollar-based sales of capital medical equipment were 44% of the segment and are often contingent on financing (see "Timing of Revenues"). The local currency sales of medical equipment, consumables and personal healthcare products were 56% of the segment and are made from inventories maintained locally in China (see "Foreign Currency Exchange and Impact of Inflation") to a network of sub-dealers and pharmacies.

Gross profit in the three months ended September 30, 2001 rose to $2,750,000 from $2,025,000 in the three months ended September 30, 2000. As a percentage of revenue, gross profit from the healthcare products segment for the three months ended September 30, 2001 was 24% as compared to 26% in the three months ended September 30, 2000. The decrease in gross profit is related to the increase in local currency sales since these sales are made at a lower average gross profit than US dollar capital equipment sales.

Expenses for the healthcare products segment in the three months ended September 30, 2001 increased to $2,760,000 (24% of revenue) from $2,511,000 (32% of revenue) in the three months ended September 30, 2000. Salaries for the segment increased $64,000 (salaries were 13% of revenue in the three months ended September 30, 2001 and 18% in the three months ended September 30, 2000), primarily due to increased hires of sales and marketing personnel. In addition, travel and entertainment expense for the segment increased $31,000 (travel and entertainment expense was 4% and 6% of revenue in the three months ended September 30, 2001 and 2000, respectively) and other costs increased $154,000 primarily due to increased costs for marketing and administrative services.

Healthcare Services

The healthcare services segment consists of an international standard acute care hospital and outpatient facility. In the three months ended September 30, 2001, the revenues from this segment increased to $1,960,000 or 29% over the three months ended September 30, 2000 revenues of $1,522,000. The hospital has continued the expansion of its service offerings and the revenue increases for the three months ended September 30, 2001 reflect increased patient visits taking advantage of these services. All practice areas in the hospital experienced continued growth. The hospital is currently expanding its present facility and continues to explore the possibility of additional satellite clinics to serve as referral sites to its hospital.

Costs for the healthcare services segment increased in the three months ended September 30, 2001 to $1,902,000 or 43% over the three months ended September 30, 2000 costs of $1,330,000. This increase is due to costs associated with increases in services. Salaries associated with increased personnel increased by $574,000 (salaries were 55% of revenue in the three months ended September 30, 2001 versus 34% for the three months ended September 30 2000), with all other costs decreasing $2,000. The increase in salaries is associated with an expansion of the expatriate staff that positions the hospital for continued growth. Future growth will occur on this base without the need for significant further expansion of the medical staff.

Other Income and Expenses

Other income increased for the three months ended September 30, 2001 to $135,000 from $109,000 in the three months ended September 30, 2000. The Company's sublease of two floors of the building housing the Company's hospital has been extended through the end of December 2001 at a slightly higher rate. After that, the Company's other income will decrease by approximately $140,000 a quarter.

Nine months ended September 30, 2001 compared to nine months ended September 30, 2000

The Company's revenues for the nine months ended September 30, 2001 were $37,254,000, up 44% from the nine months ended September 30, 2000 revenues of $25,932,000. Both the healthcare products segment and the healthcare services segment of the business experienced expanded activity during the period as compared with the same period in the prior year.

The Company recorded a net loss in the nine months ended September 30, 2001 of $91,000 compared to a net loss in the nine months ended September 30, 2000 of $535,000.

Healthcare Products

The healthcare products segment, consisting of medical equipment, medical consumables and personal healthcare products, had revenue growth of 45% to $31,240,000 in the nine months ended September 30, 2001 from the nine months ended September 30, 2000 revenues of $21,586,000. Increased sales in each of the product categories accounted for the increase. The U.S. Dollar-based sales of capital medical equipment were 42% of the segment and are often contingent on financing (see "Timing of Revenues"). The local currency sales of medical equipment, consumables and personal healthcare products were 58% of the segment and are made from inventories maintained locally in China (see "Foreign Currency Exchange and Impact of Inflation") to a network of sub-dealers and pharmacies.

Gross profit in the nine months ended September 30, 2001 rose to $7,224,000 from $5,375,000 in the nine months ended September 30, 2000. As a percentage of revenue, gross profit from the healthcare products segment for the nine months ended September 30, 2001 was 23% as compared to 25% in the nine months ended September 30, 2000. The decrease in gross profit is related to the increase in local currency sales since these sales are made at a lower average gross profit than US dollar capital equipment sales.

Expenses for the healthcare products segment in the nine months ended September 30, 2001 increased to $7,733,000 (25% of revenue) from $6,499,000 (30% of revenue) in the nine months ended September 30, 2000. Salaries for the segment increased $643,000 (salaries were 14% of revenue in the nine months ended September 30, 2001 and 17% in the nine months ended September 30, 2000), primarily due to increased hires of sales and marketing personnel. In addition, travel and entertainment expense for the segment increased $152,000 (travel and entertainment expenses was 4% and 5% of revenue in the nine months ended September 30, 2001 and 2000, respectively) and other costs increased $439,000 primarily due to increased marketing costs and administrative services.

Healthcare Services

The healthcare services segment consists of an international standard acute care hospital and outpatient facility. In the nine months ended September 30, 2001, the revenues from this segment increased to $6,014,000 or 38% over the nine months ended September 30, 2000 revenues of $4,346,000. The hospital has continued the expansion of its service offerings and the revenue increases for the nine months ended September 30, 2001 reflect increased patient visits taking advantage of these services. All practice areas in the hospital experienced continued growth. The hospital is currently expanding its present facility and continues to explore the possibility of additional satellite clinics to serve as referral sites to its hospital.

Costs for the healthcare services segment increased in the nine months ended September 30, 2001 to $5,733,000 or 40% over the nine months ended September 30, 2000 costs of $4,093,000. This increase is due to the costs associated with increases in services. Salaries associated with increased personnel increased by $1,182,000 (salaries were 47% of revenue in the nine months ended September 30, 2001 versus 38% for the nine months ended September 30, 2000), with all other costs increasing $458,000. The increase in salaries is associated with an expansion of the expatriate staff that positions the hospital for continued growth. Future growth will occur on this base without the need for significant further expansion of the medical staff.

Other Income and Expenses

Other income decreased for the nine months ended September 30, 2001 to $410,000 from $517,000 in the nine months ended September 30, 2000. The Company's sublease of two floors of the building housing the Company's hospital has been extended through the end of December 2001. After that, the Company's other income will decrease by approximately $140,000 a quarter. The nine months ended September 30, 2000 income is also impacted by the final closeout of non-healthcare contracts phased out in 1997.

LIQUIDITY AND CAPITAL RESOURCES

In December 2000, the Company received approval from the Export-Import Bank ("EXIM") for the financing of $11,638,000 in medical equipment sales to customers in China. Shipment of most of the equipment occurred in December 2000. The drawdown of most of the financing vehicle and the related payment to the equipment suppliers occurred in the first quarter of 2001. The closing of these transactions was the primary cause of the decrease in accounts receivable and accounts payable at September 30, 2001 by $6,586,000 and $5,038,000, respectively, as compared to December 31, 2000.

The Company's hospital has recently completed short term financing arrangements in China with Hongkong Shanghai Banking Corp. ("HSBC") for up to $300,000 in revolving loans or standby credit. Terms of the agreement are customary, with the interest rate being 1.75% over the 3 month Singapore Interbank Money Market Offer Rate ("SIBOR"). The hospital has agreed to utilize HSBC for a certain portion of its credit card settlement business. The Company also utilizes its credit facility with Allfirst Bank for short term working capital needs and standby letters of credit. As of September 30, 2001, the Company has outstanding balances on these accounts of $945,000. The Company continues to consider various financing alternatives to satisfy its future expansion, capital improvements and equipment requirements.

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

RECENT DEVELOPMENTS

During the quarter the Company signed a formal 5 year distribution agreement with Siemens AG for the exclusive distribution of Acuson and Siemens color ultrasound machines in China. Also, during the quarter the hospital opened its emergency room staffed 24 hours/day by Western doctors. Finally, on October 23, 2001 the Company announced that it has received approval from the Chinese Ministry of Health in Beijing for the Company's second hospital venture, located in Shanghai.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The annual meeting of shareholders of the Company (the "Meeting") was held on July 17, 2001. Proxies for the Meeting were solicited pursuant to Rule 14A of the Securities Exchange Act of 1934, as amended, and there was no solicitation in opposition.

At the Meeting, Roberta Lipson, Elyse Beth Silverberg, Lawrence Pemble, Robert C. Goodwin, Jr., A. Kenneth Nilsson, Julius Y. Oestreicher and Carol R. Kaufman were elected as directors of the Company to serve until the Company's next annual meeting of shareholders and until their respective successors are elected and qualified. The votes for each director were as follows:

	For	Withheld
Roberta Lipson
	1,740,304	728
Elyse Beth Silverberg	1,740,304	728
Lawrence Pemble	1,740,304	728
Robert C. Goodwin, Jr.	1,740,304	728
A. Kenneth Nilsson	1,740,304	728
Julius Y. Oestreicher	1,740,304	728
Carol R. Kaufman	1,740,304	728

At the Meeting, the shareholders approved a proposal to ratify the selection of Ernst & Young, LLP as the Company's independent certified accountants for the year ended December 31, 2001, with the votes being as follows:

For	Against	Abstain	Broker Non-Votes
1,727,618	852	2,562	0

At the Meeting, the shareholders approved a proposal to amend the Company's 1994 Stock Option Plan to increase the number of shares of the Company's common stock, par value $.01 per share, from 68,750 to 288,750, with the votes being as follows:

For	Against	Abstain	Broker Non-Votes
1,405,561	11,355	4,010	0

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

10.5

First Amendment to Lease, dated as of September 26, 1996, between the Company and Central Properties Limited Partnership, relating to additional space at the Company's Bethesda, Maryland facility. Incorporated by reference to Exhibit 10.5 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997.

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

10.18	Distribution Agreement dated October 11, 2001 between Siemens AG and the Company, filed herewith.
21.1	List of subsidiaries. Incorporated by reference to Exhibit 21.1 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998.
- -- -- -- -- -- -- -- -- --

* Confidential treatment has been granted as to a portion of this Exhibit.

+ English translation of summary from Chinese original.

 (b)
Reports on Form 8-K

    No reports on Form 8-K were filed during the three months ended September 30, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

U.S.-CHINA INDUSTRIAL EXCHANGE, INC.

Dated: November 14, 2001
By: /S/ Lawrence Pemble

Lawrence Pemble
Executive Vice President Finance and Business Development

Dated: November 14, 2001
By: /S/ Ronald Zilkowski

Ronald Zilkowski

Senior Vice President Finance and Corporate Controller