Form 10-K
period 2001-12-31
US CHINA INDUSTRIAL EXCHANGE INC
filed 2002-04-01
CIK 922717

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2001

Commission File No. 0-24624

U.S.-CHINA INDUSTRIAL EXCHANGE, INC.

(Exact name of registrant as specified in its charter)

dba CHINDEX INTERNATIONAL

NEW YORK	13-3097642
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7201 Wisconsin Avenue

Bethesda, Maryland, 20814

(301) 215-7777

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.01 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ x ] No [ ]
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K contained is not contained herein, and will not be contained, to the best of registrant's knowledge, in a definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ x ]

The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, the average bid and asked prices of such stock, as of March 20, 2002 was approximately $7,231,000.

The number of shares outstanding of each of the issuer's class of common equity, as of March 20, 2002, was 657,319 shares of Common Stock and 193,750 shares of Class B Common Stock.

Documents Incorporated by Reference: Part III: Proxy Statement

PART I

ITEM 1. BUSINESS

GENERAL

U.S.-China Industrial Exchange, Inc., doing business as Chindex International, Inc. ("Chindex" or the "Company")* is a leading American company in the healthcare sectors of the Chinese marketplace, including Hong Kong. Founded in 1981, the Company provides United States, European and other manufacturers of health care products with access to the Chinese marketplace and offers a wide range of marketing, sales and technical services for its products. The Company also provides health care services through its joint venture company, Beijing United Family Hospital and has received approval for a second planned hospital in Shanghai. Chindex is an American public company with its common stock traded on NASDAQ. It is a New York corporation with company headquarters located in the Washington, D.C. metropolitan area. Chindex has 486 full-time employees worldwide, 472 of whom reside in China and Hong Kong. In China and Hong Kong, Chindex operates three representative offices, four subsidiary companies, and two joint ventures. In 2001, the Company established 3 subsidiaries in the Republic of Mauritius and one in the British Virgin Islands as part of a tax restructuring plan. In addition, in 2001, the Company reached agreement on a joint venture whereby the Company will be a 40% owner of Natural Formula Asia, a joint venture established in Hong Kong with two Israeli companies.

The Company's business activities are conducted throughout China, including Hong Kong. Revenues are generated from the sale of healthcare products and the provision of healthcare services. The Company's original core business has been its Capital Healthcare Equipment operations, in which, on the basis of exclusive agreements, Chindex markets, sells, and facilitates the export of select capital healthcare equipment and instrumentation throughout China. It is the largest independent U.S. distributor of healthcare equipment in China. In addition to the sale of capital equipment, the Company's Products Distribution business, through a network of wholly foreign-owned subsidiaries, imports and distributes off-the-shelf healthcare instrumentation and consumable products. Healthcare services revenue is generated through the Company's private hospital, Beijing United Family Hospital.

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

During its early years of operation, Chindex began work in the healthcare and industrial machinery market sectors. Relationships were initiated with manufacturers of a variety of capital medical instrumentation and off-road construction and mining machinery. By the end of its second year, the Company had hired its first in-house technical support engineer in order to provide service in connection with its sales. By 1985, the Company had developed an organizational structure which consisted of two discrete marketing groups: capital healthcare equipment and industrial machinery. The Company has been continually active in pursuit of new product areas, technologies, and emerging market segments in China.

In response to the fast-paced development of the Chinese market-oriented economic reforms through the mid-1980s, the Company opened representative offices in Guangzhou (southern China) and Shanghai (central China) to expand its sales capabilities. In addition, to increase its technical service capabilities, in 1986, Chindex opened its first joint venture, the Chindex Meheco Service Center, which provided access to bonded warehouse facilities for the importation of spare parts inventories utilized by the Technical Service operations of the Company. As the Chinese economy has continued to show exceptional growth rates Chindex has pursued the expansion of its business operations through staff and facilities expansion, as well as increased product offerings. The regional offices support a network of territory sales managers, local area regional representatives, and technical service engineers throughout the country.

In order to increase the Company's overall market access in China, Chindex opened its first foreign subsidiary, Chindex Tianjin, in the Tianjin Free Trade Zone in 1994. A second subsidiary, Chindex Shanghai, was opened in the Waigaoqiao Free Trade Zone of Shanghai, in mid-1998. The subsidiaries are managed by the Products Distribution Department and provide Chindex with a unique nationwide distribution system for off-the-shelf medical devices and consumables used in hospitals as well as over the counter (OTC), home healthcare, and health-oriented products sold to consumers in retail pharmacies.

In early 1996, Chindex established operations in Hong Kong through another foreign subsidiary, Chindex Hong Kong. This subsidiary has been staffed for sales and technical support in the healthcare sectors of the Hong Kong market.

To provide funding for growth initiatives and to capitalize on its sustained investment and long-term management expertise in China, Chindex successfully completed two public offerings in 1994 and 1996, the proceeds of which allowed the Company to initiate and develop a growth plan based on expansion of its traditional healthcare equipment sales and service operations, development of primary healthcare ventures, expansion of product distribution capabilities in healthcare products, and investment in the growth of the Hong Kong market services.

To address the long-term financing needs of its customers in the China marketplace, Chindex has worked with the U.S. Government to utilize direct loan and loan guarantee programs to extend financing to Chinese buyers through the Chinese Ministry of Health. Chindex has utilized assistance from the Export-Import Bank of the United States (Ex-Im Bank) three times and is working on a fourth loan program for exports of up to $20 million in 2002. Chindex was also able to structure a $ 4.4 million commercial loan for certain customers in 2001, of which approximately half was recognized as revenue in 2001. These transactions have helped to sustain Chindex's competitive position in the face of increased competition from European competitors in the China marketplace.

In 1997, Chindex opened Beijing United Family Hospital (Beijing United), a joint venture between Chindex and a company affiliated with the Chinese Academy of Medical Sciences. Chindex invested approximately $4.0 million in the Beijing United project, which has brought an international-standard family hospital to China. The Chindex multi-year development plan, which is subject to obtaining requisite financing among other conditions, includes a series of family hospitals and clinics in major metropolitan centers in China over the next several years as it establishes itself as the premier private hospital corporation in China. Chindex has already received approval from China's Ministry of Health for its second planned hospital, Shanghai United Family Hospital which is expected to open in late 2002.

HEALTHCARE PRODUCTS

On the basis of exclusive distribution agreements, Chindex offers manufacturers of top-quality capital healthcare equipment and healthcare consumable products access to the greater Chinese marketplace through a wide range of marketing, sales, technical, and distribution services for their products. Through a matrix of dedicated marketing and technical service departments, local area product and technical specialists, and local area territory representatives, the Company provides comprehensive marketing coverage on behalf of its clients and suppliers on a nationwide basis. Marketing efforts are based on annual marketing plans developed by each marketing department within Chindex for each product, and normally include attendance at a variety of trade shows throughout China, advertisement in leading Chinese industrial, trade, and clinical journals, production of Chinese language product literature for dissemination to the potential customer base, direct mail and telemarketing campaigns, and other product promotions.

The healthcare product segment is divided into the capital healthcare equipment and healthcare products distribution market groupings.

Capital Healthcare Equipment

Since its founding in 1981, Chindex has invested in its operations in the marketing and sales of capital medical instrumentation. Chindex is now the largest independent U.S. distributor of healthcare equipment in China.

The capital medical instrumentation business is managed by the Medical Department, which focuses on exporting top quality Western capital medical equipment to the China market. These export sales are denominated in U.S. dollars and are made to China's larger hospitals. The Medical Department is organized both by clinical or therapeutic product specialty and by region. Sales representatives are responsible for one or two related product lines and are assigned to one of six regional territory teams. Each team is headed by a territory manager, and is made up of six or seven sales representatives. The Team's functions are to establish, maintain, and develop Chindex's presence in the market on a local level within a region, tap the existing customer base to identify business opportunities, and ensure a high level of support to existing customers.

The Medical Department markets its products directly to hospitals, through hospital administrators and the doctors who are the ultimate users of the products. There is virtually no private practice of medicine in China and all physicians are affiliated with hospitals or similar institutions. The Company's marketing is addressed to all relevant participants in the purchasing decision, including the doctors and hospital administrators. Chindex has sold products to approximately 2,000 hospitals in China, many of which have been repeat customers.

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

The entry of China into the World Trade Organization ("WTO") in 2001 is expected to be a very positive development from the Company's point of view. The Company believes this development will have a positive overall impact on the Company's business including specifically facilitating the Company's distribution activities and its health care services business. Among the WTO-related changes in the China business environment of importance to the Company are lower tariff rates on imported goods, greater openness in government regulation of business and greater flexibility in the rules relating both to domestic distribution and participation by Chinese enterprises in foreign trade without the need for utilizing a Foreign Trade Corporation (FTC). These changes are being phased in over several years, although the Company has already experienced reduced tariff rates on some of the products that it sells in China.

The Company maintains a separate technical service unit, which is closely tied to the Medical Department. Chindex is responsible for the technical support of virtually all the medical equipment it sells. To support its capital healthcare equipment business, the Company owns and operates a full-service technical service center. This service center supports spare parts inventories and factory-trained service engineers on a nationwide basis. It also makes use of a joint venture organization, the Chindex Meheco Technical Service Center, which provides access to bonded warehousing facilities.

Chindex's Hong Kong subsidiary was opened in 1996 to address the local Hong Kong market. In this market, Chindex offers marketing and distribution services similar to what it provides in the mainland, but tailored to the specific characteristics of the Hong Kong marketplace. On behalf of and in conjunction with its clients, Chindex Hong Kong participates in the tendering process for the sale of equipment to public hospitals. In addition, Chindex Hong Kong also markets separately to the private hospital system in that territory.

Since 1995, Chindex has been utilizing loans and loan guarantees from Ex-Im Bank to help hospitals in China finance their purchases of medical equipment from Chindex. While these transactions are primarily used to promote purchases of the products that Chindex exclusively distributes in China, equipment manufactured by non-client suppliers has also been incorporated. Some of the non-client manufacturers who have participated in Chindex's Ex-Im Bank-supported contracts include Siemens, Marconi Medical Systems, Spacelabs Medical, Draeger Medical, Alcon Laboratories, Stryker Corporation, ADAC Laboratories, Varian Medical Systems and PerkinElmer.

Among its many clients, the Chindex Medical Department is proud to represent the following manufacturers of premier healthcare instrumentation and systems:

Siemens AG is a world leader in the manufacture of medical equipment. In 2001, Chindex and Siemens entered into a five year agreement calling for Chindex to be the exclusive distributor in China for the Siemens line of diagnostic color ultrasound imaging devices manufactured by Acuson Corporation (acquired by Siemens in 2000) and by Siemens. Chindex and Siemens are negotiating a similar agreement for Hong Kong and pending the completion of that agreement, Chindex has been acting as the sole distributor in that territory as well. Chindex has been the exclusive Acuson distributor in China since Acuson entered the China market in 1987, and in Hong Kong since 1996. In 2001, the sale of Siemens and Acuson products accounted for approximately 20% of the Company's revenues.

Bard Electrophysiology manufactures products which aid in the diagnosis and treatment of electrophysiology disorders. Chindex assumed the exclusive distributorship of Bard's Computerized Labsystems in China in 1999. The Labsystems are used in cardiac cath labs and complement Chindex's other cardiology product offerings.

Hologic, Inc. is a leading developer, manufacturer and supplier of bone densitometers, mammography and breast biopsy devices, and direct-to-digital X-ray systems. Chindex Hong Kong became the exclusive representative for Hologic's bone densitometry line in China in 2001, while Chindex International is handling the mammography product line.

Nova Biomedical, Inc. is a leading American manufacturer of medical laboratory analysis equipment used in critical care as well as central laboratory environments in the hospital. Chindex has represented Nova Biomedical in the China market since 1986.

Ortho-Clinical Diagnostics, Inc., a Johnson & Johnson company, the technology leader in dry chemistry analyzers, is the manufacturer of the Vitros (formerly Ektachem, a Kodak trademark) dry slide chemistry analyzer system developed originally by the Eastman Kodak Company. The dry slide reagents used in all of these analyzers are supplied to Chinese customers through the domestic logistics distribution network of the Chindex Products Distribution Department.

PLC Medical Systems, a wholly-owned subsidiary of PLC Systems, manufactures The Heart Laser (TM) System, a patented technology for Transmyocardial Revascularization (TMR), a new cardiosurgical procedure with the potential to provide patients suffering from coronary artery disease with a third alternative to angioplasty and cardiac bypass surgery. Chindex began to represent PLC in China in early 1998.

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

Healthcare Products Distribution

Until a few years ago, foreign trade regulation in China made it nearly impossible for foreign companies to participate in domestic trading operations. Foreign companies were, and to a large degree still are, prohibited from importing goods themselves and selling them directly to the Chinese market, and have, by and large, been unable to invest in foreign trade enterprises. When the regulations began to ease slightly in the mid-1990s, Chindex seized the opportunity to establish Chindex Holdings International Trade (Tianjin) Ltd. (Chindex Tianjin), a wholly foreign-owned enterprise (WFOE) chartered in the Tianjin Free Trade Zone with dedicated bonded and Customs-cleared warehouses.

Chindex Tianjin enabled Chindex to import certain types of foreign products denominated in U.S. dollars or other foreign currencies and to sell these products for the local Chinese currency, the "RMB", to domestic Chinese customers, giving Chindex complete logistical control over the distribution process, including importation, Customs clearance, warehousing, marketing and sales, and physical distribution. Moreover, Chindex Tianjin also provided the capability to establish facilities for co-packaging, light processing, and other value-added services.

In order to increase the efficiency and effectiveness of the nationwide system, in mid-1998, Chindex opened a second WFOE distribution center in Shanghai, Chindex Shanghai International Trading Co., Ltd. (Chindex Shanghai), which now serves as the main distribution facility for the Products Distribution network. Additional local storage facilities were opened in Beijing and Guangzhou in 1999. The Chindex Products Distribution Department is focused on supply chain management and sales to dealers and retail organizations, rather than directly to end users. The products sold through the Products Distribution Department are less-expensive, off-the-shelf healthcare instrumentation and consumable healthcare products, as well as personal care and home healthcare products sold through retail pharmacies.

Marketing and sales of the products sold through the Chindex Products Distribution Department are managed by product managers dedicated to each main product line coupled with regional sales teams and a route sales force. The regional sales teams manage a network of over 600 dealers which carry local stocks and target the hospitals in China with 500 or more beds. Chindex also employs a route sales force to supply the emerging retail pharmacy market through the Chindex-managed direct supply pipeline.

The Chindex Products Distribution Division is comprised of three primary business units: Logistics Services, Retail Pharmacy Sales, and Hospital Dealer Sales.

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

BD (Becton Dickinson) is a leader in the design and worldwide delivery of healthcare devices, systems and services. In mid-2000, BD decided to outsource its logistics function to Chindex, allowing BD to focus on manufacturing, marketing, clinical education, and sales management.

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

Retail Pharmacy Sales

Chindex is rapidly establishing a distribution network for branded healthcare and health-related consumer products to China's burgeoning retail pharmacy sector. Sales began in mid-1998 in Shanghai and plans call for coverage of all of the major pharmacies in the top 30 urban markets (accounting for about 80% of demand and purchasing power for imported consumer goods). The Company currently distributes to 20 cities and approximately 250 pharmacies. Chindex's personalized, high service approach calls for intensive coverage of all partner outlets by a field force of customer service representatives. Several new product areas are under development in parallel with the rapidly growing distribution capabilities. All of these branded healthcare and health-related consumer products are subject to a strict regulatory regime in China and the process of registration of the products often presents substantial difficulties.

Chindex is paving the way into retail pharmacy distribution through a partnership with L'Oreal, the world's largest producer of cosmetic products. In 1998, under the partnership agreement, Chindex became the exclusive distributor of a prominent brand of health-oriented cosmetics and skin care products. Chindex's unique ability to closely control both the inventory and the distribution channels in China have proven successful in both the test market and expansion phases of distribution for this product line. Chindex currently has exclusive distribution rights to the following premier brands, which reach the market through its Retail Sales pipeline:

Summer's Eve brand of feminine hygiene products, manufactured by C.B. Fleet Company, Inc. Natural Formula brand of hair care products, manufactured by Nesh Cosmetics Ltd., the market leader in Israel, to be sold into China by the Nesh-Chindex joint venture in Hong Kong, Vichy Laboratories and La Roche-Posay brand of skin care products, manufactured by the Cosmetique Active International division of L'Oreal

Hospital Dealer Sales

Through its Hospital Dealer Sales division, the Chindex Products Distribution Department taps the substantial and growing market for high quality imported medical consumables and low-priced instrumentation via a network of sub-distributors located throughout China. The network was started in 1995 and has grown to encompass over 600 dealer partners who cover all of China's 350 hospitals with more than 500 beds. These hospitals account for approximately 80% of the demand for imports in China.

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

Hudson RCI is a world leader in the development of disposable products for the respiratory care and anesthesia markets. Since 2000, Chindex has distributed an increasingly wide range of Hudson RCI products, including Sheridan catheters, a product line previously manufactured by Tyco/Kendall.

Terason division of Teratech Corporations manufactures an ultra-portable, microminiaturized PC based ultrasound system. Terason's ultrasound product was designed to cater to the increasing need for cost containment in the healthcare industry, by bringing the immediacy of ultrasonic diagnosis to the patient at first examinations without compromising the diagnostic power of the imaging tool. Chindex and Terason entered into an exclusive distribution agreement for China and Hong Kong in 2001.

Truphatek is an Israeli manufacturer of laryngoscopes. Chindex has been the exclusive distributor for Truphatek in China since 1993. Since 1997, Chindex's Products Distribution Department has assumed responsibility for stocking, marketing, and distributing these instruments throughout China.

Tuttnauer, another Israeli manufacturer, is a world leader in tabletop autoclave sterilization systems, which are used in many medical applications including opthamology, dentistry, and operating rooms. Chindex and Tuttnauer began their partnership in the China marketplace in 1993.

Tyco/Kendall Healthcare Products Company, is the second largest healthcare company in the world and a leading U.S. manufacturer of healthcare consumable products. Chindex is the exclusive distributor throughout China and Hong Kong for Kendall's urology product lines.

HEALTHCARE SERVICES

In 1994, using its extensive expertise in healthcare as a foundation, Chindex began a long-term program to establish a private hospital network in China. In 1997, Chindex opened Beijing United Family Hospital (Beijing United), marking the successful completion of the first phase of its program. Beijing United is the first officially approved private, international-standard hospital in China. Future phases of Chindex's private hospital network program are planned to expand delivery of international-standard healthcare services to China's growing middle class throughout the country.

Beijing United Family Hospital

Beijing United is a unique, state-of-the-art, fee-for-service, 20-bed specialty hospital providing primary family care for expatriates and Chinese citizens in Beijing. The hospital is housed in a modern facility in the eastern section of Beijing, and features seven birthing suites, two operating suites, an inpatient pediatric ward, clinical laboratory and diagnostic imaging facilities, as well as a pharmacy and a large outpatient clinic. An affiliated dental clinic was opened in a facility adjacent to Beijing United in January of 1999. In 2001, Beijing United opened its 24-hour emergency room.

Beijing United plans to expand to an approximately 50-bed facility in 2002, offering a greater range of patient services. In addition, plans are underway to open one or more affiliated satellite clinics throughout Beijing to provide outpatient services. The first of these clinics is expected to open in Beijing in 2002.

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

Beijing United was the first officially approved healthcare joint venture to provide international-standard healthcare services in China. It was formed as a 90/10 contractual joint venture between Chindex and the Chinese Academy of Medical Sciences and received its initial national level approvals from the Chinese Ministry of Health (MOH) and Ministry of Foreign Trade and Economic Cooperation (MOFTEC) in 1995. The venture markets its services to the expatriate and affluent Chinese communities in Beijing.

Shanghai United Family Hospital

In late 2001, Chindex received approval from the MOH and in early 2002 received approval from MOFTEC to open a second hospital venture. The new hospital will be located in Shanghai and will ultimately be a 50-bed facility, offering a full range of inpatient and outpatient services to both Shanghai's expatriate and Chinese communities. Plans for financing the hospital are currently underway, and, assuming financing is in place, Shanghai United is scheduled to open in phases beginning in late 2002.

Chindex Healthcare Network Expansion

Chindex's strategy is to continue to provide care to the expatriate community and increasingly to provide quality specialty healthcare to affluent Chinese society. The Chindex healthcare network would provide family healthcare to the affluent sector of the Chinese market. An increasing portion of the Chindex healthcare network's market will be the growing urban middle class population. The Chindex strategic business plan calls for the establishment of additional hospitals, each with affiliated satellite clinics, in selected urban cities throughout eastern China. These hospitals would be networked with each other and with Beijing United through a central administrative arm. In addition to the top-quality primary family healthcare services that would be available at each hospital in the network, Chindex also plans to integrate visits by rotating specialists to each hospital, expanding the range of services offered.

COMPETITION

In the sale of products, the Company competes with other independent distributors in China that market similar products. In addition to other independent distributors, the Company faces more significant competition from direct distribution of established manufacturers. In the medical products field, for example, the Company competes with General Electric Corporation ("GE"), which maintains its own direct sales force in China as well as selling through distributors. In addition, since certain manufacturers, such as GE, market a wide variety of products under one brand name in China to different market sectors, those manufacturers may be better able than the Company to establish name recognition across industry lines. For example, GE also manufactures and markets other electrical products in China as well as other medical instruments not sold by the Company. The Company believes that GE, Philips, and Toshiba are the largest such direct competitors in the medical products field. The Company believes that its products incorporate technologies that are more advanced than those available in products currently available from domestic Chinese manufacturers.

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

Two of the Company's subsidiaries, Chindex Holdings International Trade (Tianjin) Ltd., and Chindex Shanghai International Trading Co., Ltd., sell goods and receive payment in local Chinese currency and use the currency to pay for local expenses. Payments are often required to be made in advance for consumable products. The Company recognizes that any devaluation in the local currency may have a negative impact on the results of operations. At the present time, there are no Western-owned hospitals in Beijing which compete with Beijing United Family Hospital in catering to the expatriate diplomatic and affluent local Chinese markets. There are several Western operated clinics and a variety of foreign-invested joint ventures which provide outpatient services.

EMPLOYEES

At December 31, 2001, the Company had 486 full-time salaried employees, and 35 part-time employees. Of the full time employees, 472 are in China and Hong Kong. Of the full-time personnel in China and Hong Kong, 55 are expatriates and 417 are Chinese or third country nationals. Of the Company's non-USA based full-time employees, 213 are employed at Beijing United Family Hospital.

FORWARD-LOOKING STATEMENTS

With the exception of historical information, the matters discussed or incorporated by reference in this Report on Form 10-K and, if any, in the Company's 2001 Annual Report to Stockholders are forward-looking statements that involve risks and uncertainties. These forward-looking statements include, but are not limited to, statements about the Company's (i) performance goals, including successful conclusion of efforts to secure government-backed financing, (ii) future revenues and earnings, including revenues from the Company's developmental businesses such as the health services segment, (iii) markets, including growth in demand in China for the Company's products and services, and (iv) proposed new operations, including expansion of its health services business. Actual results could differ materially from such forward-looking statements because of, among other things, the following factors: developments relating to conducting business in China (including political, economic and legal matters), the timing of the Company's revenues, risks relating to commencement and early operation of healthcare services, dependence on certain suppliers, and extension of credit terms.

ITEM 2. PROPERTIES

The Company's representative headquarters in China are located at a 14,000 square foot facility in Beijing. The Company's landlord has been notified that the neighborhood is designated for redevelopment in 2002. The Company has entered into an agreement with its landlord calling for the payment of two months rent at a time while the Company evaluates various options for moving its Beijing office. As of March 18, 2002, the Company had located a suitable building and negotiated a lease but had not yet executed the lease. The Company also leases regional offices in the Chinese cities of Shanghai, Guangzhou and Tianjin. The Company's executive and administrative offices are located in Bethesda, Maryland, which provides access to nearby Washington, D.C.

The Company also leases a four story building of approximately 52,000 square feet in Beijing for its Beijing United Family Hospital. This lease expires in 2010. In 1998, the Hospital entered into a five-year lease for the building housing the dental clinic. This lease provides for a ten-year extension. The Company renovated the first two floors of the main building for the Beijing United Family Hospital, a family health center with birthing, pediatric and family medicine capabilities. The Company had subleased the remaining two floors and at the end of 2001 the tenant moved out of the space, allowing the hospital to begin planning on the conversion of the space for hospital use. The Company believes that its facilities will be sufficient to satisfy the Company's current requirements for at least the next twelve months.

On March 1, 2002, the Company also entered into an 18-year lease for its new hospital facility in Shanghai. The lease is for a four-story stand alone building on the grounds of the Shanghai Changning District Central Hospital. The building has 55,339 square feet.

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

Quarter Ended	High Bid	Low Bid
March 31, 2000	$24.25	$11.59
June 30, 2000	28.50	6.02
September 30, 2000	15.63	8.69
December 31, 2000	11.50	6.00
March 31, 2001	10.75	6.63
June 30, 2001	12.67	7.13
September 30, 2001	13.40	7.05
December 31, 2001	14.89	5.56

As of March 26, 2002, there are 14 record holders and there are estimated to be approximately 1,170 beneficial owners of the Company's Common Stock. There are three owners of the Company's Class B Common Stock.

The Company has not paid any cash dividends on its Common Stock since inception, and it does not anticipate paying any cash dividends in the foreseeable future. The Company expects to retain earnings for use in its business.

ITEM 6. SELECTED FINANCIAL DATA

(in thousands except per share data)
For the year ended December 31:	2001	2000	1999	1998	1997	1996
Net sales	$56,118	$45,064	$37,128	$21,563	$23,849	$22,060
Percent increase	25%	18%	72%	-10%	8%	70%
(Loss) income from operations	(401)	152	(221)	(3,613)	(5,698)	(73)
Other income and expenses	726	664	896	1,661	975	790
Net income (loss) before tax	307	780	657	(1,964)	(4,723)	717
Benefit from (provision for) income taxes	77	(139)	(265)	(75)	75	(141)
Net income (loss)	384	641	392	(2,039)	(4,648)	576

Net income (loss) per share-basic	.45	.79	.50	(2.58)	(5.88)	1.21
Net income (loss) per share-diluted	.42	.76	.49	(2.58)	(5.88)	1.21
Market closing price - end of year	14.00	6.75	18.25	2.72	14.00	32.00
Book value at end of year	15.99	16.36	15.93	15.43	18.01	39.64
Cash dividends declared	.00	.00	.00	.00	.00	.00

At December 31:
Total assets	$33,369	$36,498	$24,384	$28,553	$26,580	$28,964
Short term debt	200	0	0	0	467	0
Long term debt or accounts payable	0	0	91	272	1,270	1,126
Total capital	13,611	13,235	12,587	12,196	14,235	18,916

Segment information for the year ended December 31:
Healthcare products-sales	$47,339	$39,049	$33,182	$19,750	$23,849	$22,060
Healthcare products-gross margin percent	22%	24%	25%	29%	27%	32%
Healthcare products-operations income (loss)	(877)	(66)	243	(2,527)	(5,698)	(73)
Healthcare services-sales	8,779	6,015	3,946	1,860	0	0
Healthcare services-operations income (loss)	476	218	(464)	(1,086)	0	0

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

General

The Company's revenues continued their growth in 2001, with increases occurring in both segments of the Company's business. In 2001 the Company, continuing its loan program efforts, was able to arrange a commercial bank financing for a total of approximately $4.3 million for its customers in China, although only slightly more than half of this total was able to be shipped in 2001 due to approval delays for one major customer in China. The remainder is expected to ship in the first part of 2002. In 2001, the Company's net income suffered a decrease of 40% from the prior year,as discussed in more detail below.

During the year the Company expanded its Beijing United Hospital (BJU) by adding a 24 hour emergency room as well as completing additional expansion of the first floor of the hospital. This expansion undertaking will continue in 2002 as work begins on the upper floors of the hospital building that previously had been subleased to a tenant through December 31, 2001. In addition to expansion efforts at BJU, the Company completed negotiations for its new hospital in Shanghai and, in March of 2002, entered into a joint venture agreement with Shanghai Changning Central District Hospital (a 70-30 equity joint venture, with the Company holding 70%) for the establishment of Shanghai United Family Hospital. The Company has also entered into an 18-year lease for a stand-alone four story building on the campus of the Changning Hospital. The Company has been engaged in extensive discussions related to the financing for the Shanghai hospital project but as of March 26, 2002, has not entered into any agreements on financing.

Also in 2001 the Company entered into a five-year exclusive distribution agreement with Siemens AG for the distribution of Acuson and Siemens color doppler ultrasound machines in China. In the Products Distribution Department of the Healthcare Products segment, the Company continued to expand its reach into the Chinese pharmacy market and is currently operating retail pharmacy business in 20 Chinese cities. In 2001 the Company reached agreement with Nesh Cosmetics Ltd. of Israel for the establishment of a joint venture company in Hong Kong owned by the Company (40%), Nesh (40%) and another Israeli company (20%). Utilizing this joint venture, assuming final registration approval, the Company will begin marketing Nesh products in Chinese pharmacies in 2002.

In 2001 the Company also undertook a global restructuring in which it has reorganized its structure and has modified inter-company relationships to better accommodate its predominantly Chinese operations. This restructuring entailed the creation of three subsidiaries in the Republic of Mauritius, one in the British Virgin Islands (BVI), and one in China. In the new structure, for U.S. federal income tax purposes, the wholly owned foreign subsidiaries in China are treated as divisions or branches of an offshore holding company located in the BVI. The Chinese subsidiaries are in the process of being transferred to the ownership of a Mauritius company, which is also treated as a division of BVI for U.S. federal income tax purposes.

Fiscal year 2001 compared to 2000

The Company's revenues for 2001 were $56,118,000, up 25% from 2000 revenues of $45,064,000. These numbers include bulk medical equipment sales of $4,196,000 in 2001 and $9,396,000 in 2000, -due to sales attributable to shipments made under the Company's loan financing transactions. The Company believes that this type of financing is important to its customers and the Company and will continue to try to offer such financings in the future. These financings can be very complex and their impact and timing on the Company's results are difficult to predict (see "Timing of Revenues"). In fact, the timing of the financing arranged in 2001, was such that only half of the goods were shipped and recognized as revenue in 2001 for reasons beyond the Company's control.

The Company recorded net income in 2001 of $384,000 or a 40% decrease from 2000 net income of $641,000. Had the complete 2001 loan project shipped in 2001, as planned, the Company's 2001 net income would likely have exceeded that of 2000.

Healthcare Products

The healthcare products segment, consisting of medical equipment, medical consumables and personal healthcare products, had revenue growth of 21% to $47,339,000 in 2001 from 2000 revenues of $39,049,000. The 2001 revenues included $25,817,000 in sales of medical equipment (55%) and $21,522,000 in sales of medical consumables and personal healthcare products (45%). In 2000, the sales of medical equipment constituted 68% of the total for healthcare product sales, while the sales of medical consumables and personal healthcare products constituted 32% of the total. The sales of medical equipment are U.S. Dollar-based export sales often contingent on financing (see "Timing of Revenues"). The sales of medical consumables and personal healthcare products are local currency-based sales made from inventories maintained locally in China (see "Foreign Currency Exchange and Impact of Inflation") to a network of sub-dealers and pharmacies.

Gross profit in 2001 rose to $10,293,000 from $9,529,000 in 2000. As a percentage of revenue, gross profit from the healthcare products segment declined in 2001 to 22% from 24% in 2000. This decrease in gross profit is related to the increase in local currency sales of medical consumables and personal healthcare products since these sales are made at a lower average gross profit than U.S. dollar capital equipment sales.

Expenses for the healthcare products segment in 2001 increased to $11,170,000 (24% of revenue) from $9,595,000 in 2000 (25% of revenue). Salaries increased $587,000 (salaries were 13% of revenue in 2001 and 14% in 2000), primarily due to increased hires. In addition, travel and entertainment expense increased $174,000 (travel and entertainment was 4% of revenue in 2001 and 5% in 2000) as a result of increased marketing efforts and other costs increased $597,000.

Healthcare Services

The healthcare services segment consists of a Western style primary care hospital and outpatient facility. In 2001, the revenues from this segment increased to $8,779,000 or 46% over 2000 revenues of $6,015,000. During 2001, the hospital has continued the expansion of its service offerings and the revenue increases for the year reflect increased patient visits taking advantage of these services. Healthcare services costs increased in 2001 to $8,303,000 or 43% over 2000 costs of $5,797,000. This increase is due to the costs associated with increases in services. Also, in September 2001 the Company completed first floor renovations and added a full time emergency room. The hospital is currently expanding its present facility and continues to explore the possibility of additional satellite clinics to serve as referral sites to its hospital. Salaries increased by $1,727,000 (salaries were 46% of revenue in 2001 versus 39% in 2000), with all other costs increasing $996,000.

Other Income and Expenses

Interest income in 2001 declined to $161,000 from $200,000 in 2000. In addition, the Company incurred $13,000 in interest expense in 2001 and had $94,000 in interest expense in 2000 (see "Liquidity and Capital Resources").

Other income (other than interest) increased slightly in 2001 to $578,000 from $558,000 in 2000. This other income is primarily from the net sublease income. This sublease ended December 31, 2001 and this part of the building is now being renovated as part of the hospital expansion. The Company does not anticipate any significant revenue in this category in 2002.

Taxes

The Company has undertaken a global restructuring in which it has reorganized its structure and is modifying inter-company relationships to better accommodate its predominantly Chinese operations. This restructuring was motivated, in part, by the Company's desire to "incorporate" various functions previously operated as a division or branch of the U.S. parent and, in part, due to its intent to expand its presence in the direct health care market by opening an additional hospital.

This restructuring provides the flexibility to structure operations in the People's Republic of China to comply with the various legal and regulatory restrictions and encourages cash flow among the foreign subsidiaries to new investments without triggering U.S. federal income tax. This flexibility further permits the Company to aggressively pursue Chinese and other tax incentives, rebates, and holidays without triggering U.S. federal income tax. In addition, the new legal structure creates a desirable environment should the Company wish to attract third party investment in a new Chinese Hospital or the Chinese Hospitals as a whole. As such, this reorganization aligns the U.S. tax result with the Company's overall business plan and facilitates the free flow of cash among the Company's foreign subsidiaries.

As a result of this restructuring the Company expects to make use of a portion of its U.S. federal net operating losses and accordingly, recorded a $232,000 deferred tax valuation adjustment on previously fully reserved tax losses. The Company expects these net operating losses to be recognizable in 2002 or 2003.

Fiscal year 2000 compared to 1999

The Company's revenues for 2000 were $45,064,000, up 21% from 1999 revenues of $37,128,000. The largest single component in 2000 and 1999 was $9,396,000 and $11,723,000, respectively, due to sales attributable to shipments made under the Company's loan financing transactions.

The Company recorded net income in 2000 of $641,000 or 64% increase over 1999 net income of $392,000.

Healthcare Products

The healthcare products segment, consisting of medical equipment, medical consumables and personal healthcare products, had revenue growth of 18% to $39,049,000 in 2000 from 1999 revenues of $33,182,000. The 2000 revenues included $26,554,000 in sales of medical equipment (68%) and $12,495,000 in sales of medical consumables and personal healthcare products (32%). The sales of medical equipment are U.S. Dollar-based export sales often contingent on financing (see "Timing of Revenues"). The sales of medical consumables and personal healthcare products are local currency-based sales made from inventories maintained locally in China (see "Foreign Currency Exchange and Impact of Inflation") to a network of sub-dealers and pharmacies.

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

Other Income and Expenses

Interest income in 2000 declined to $200,000 from $308,000 in 1999. In addition, the Company incurred $94,000 in interest expense in 2000 and had no interest expense in 1999 (see "Liquidity and Capital Resources").

Other income decreased slightly in 2000 to $558,000 from $588,000 in 1999.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2001, total accounts receivable decreased by $4,264,000 as compared to December 31, 2000. This was due to the large Ex-Im Bank transaction shipping at the end of the year ended December 31, 2000 while no large Ex-Im Bank or other loan transaction shipped during the last half of the year ended December 31, 2001.

Substantially all of the $3,615,000 decrease as of December 31, 2001 in accounts payable and accrued expenses was related to vendor payments for the Ex-Im Bank transaction shipped at the end 2000. Payments related to this shipment were paid upon collection of the receivable in 2001.

As of December 31, 2001, inventories were $7,365,000, decreasing $1,755,000 from the December 31, 2000 balance of $9,120.000. This decrease was mainly attributable to liquidation of inventory as a result of the expiration of the logistics agreement with Tyco Corporation.

As of December 31, 2001 the Company capitalized $1,798,000 of improvements and equipment, primarily for a full service emergency room for BJU as well as certain other improvements to the first floor. This is substantially over the $720,000 improvements for the year ended December 31, 2000. The Company has plans during 2002 to continue to renovate expanded additional floors at BJU. It is estimated this will cost around $1,300,000 and will be primarily financed through internal cash flows, bank borrowings and vendor financing.

The Company's hospital has completed short term financing arrangements in China with Hongkong Shanghai Banking Corp. ("HSBC") for up to $300,000 in revolving loans or standby credit. Terms of the agreement are customary, with the interest rate being 1.75% over the 3 month Singapore Interbank Money Market Offer Rate ("SIBOR"). The hospital has agreed to utilize HSBC for a certain portion of its credit card settlement business. As of December 31, 2001 this line of credit had $200,000 outstanding.

The Company continues to consider various financing alternatives to satisfy its future expansion, capital improvements and equipment requirements. The Company has made commitments for a total of $5.7 million for its new hospital in Shanghai in connection with an 18-year lease for the hospital building. As of March 18, 2002, the Company had not yet located the financing necessary to fulfill these future commitments.

As of December 31, 2001, the sublease of the top two floors of the Company's BJU hospital building expired and the tenant has moved out of the building. In 2001, income attributable to this sublease was approximately $550,000. The Company anticipates that once the space has been renovated and put into service for use for the BJU hospital, the Company will recognize additional revenue to make up for some or all of this sublease income.

The following table sets forth the Company's contractual cash obligations at December 31, 2001:
	Total	2002	2003	2004	2005	2006	Thereafter
Line of credit......	$ 200,000	$ 200,000	$ 0	$ 0	$ 0	$ 0	$ 0
Operating leases....	10,524,000	1,037,000	1,003,000	831,000	715,000	715,000	6,223,000
Total contractual cash obligations.....	$10,724,000	$1,237,000	$1,003,000	$831,000	$715,000	$715,000	$6,223,000

For information about these contractual cash obligations, see Notes 7 and 8 to the consolidated financial statements appearing elsewhere in this report.

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

In addition, the sales of certain products often require protracted sales efforts, long lead times and other time-consuming steps. Further, in light of the dependence by purchasers of capital equipment on the availability of credit, the timing of sales may depend upon the timing of the Company's or its purchasers' abilities to arrange for credit sources, including Ex-Im Bank or other loan financing. As a result, the Company's operating results have varied and are expected to continue to vary from period to period and year to year. In addition, a relatively limited number of orders and shipments may constitute a meaningful percentage of the Company's revenue in any one period. As a result, a relatively small reduction in the number of orders can have a material impact on the Company's revenues in any year. Further, because the Company recognizes revenues and expenses as products are shipped, the timing of shipments could affect the Company's operating results for a particular period.  At the same time, a growing percentage of the Company's revenues are attributable to hospital services and local currency sales through the Products Distribution Division, both of which have more even revenue streams.

FOREIGN CURRENCY EXCHANGE AND IMPACT OF INFLATION

The results of operations of the Company for the periods discussed have not been significantly affected by inflation or foreign currency fluctuation. Since the Company sells goods and services in local Chinese currency as well as U.S. Dollars, the Company has some foreign currency risk.  Changes in the valuation of the Chinese Renminbi or Hong Kong Dollar may have an impact on the Company's results of operations in the future. The Company's subsidiaries, Chindex Tianjin, Chindex Shanghai and Beijing United, sell products and services in Renminbi.

Also, the Company has purchased and will continue to purchase some products in Western currencies other than U.S. dollars and has sold and will continue to sell such products in China for U.S. dollars. To the extent that the value of the U.S. dollar declines against such a currency, the Company could experience a negative impact on profitability. The Company anticipates hedging transactions wherever possible to minimize such negative impacts.  Currently there are no such hedges.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MATERIAL RISK

MARKET RISKS

The Company is exposed to market risks in a variety of ways.  The principal market risk has to do with the nature of the Chinese economy and political system.  Since the Company generates all of its revenues from China, any risk having to do with the environment in China for a foreign business operating there can have a significant impact on the Company.

The Chindex growth plan includes continuing expansion of the capital medical equipment and instrumentation business, rapid expansion of the Products Distribution product portfolio, with an emphasis on increasing the number and variety of products that are sold directly to retail pharmacies, and the development of a network of private family hospitals, based on the Beijing United Family Hospital model, to serve China's growing middle class.  Management continues to develop this growth plan, the implementation of which will be contingent on a number of factors, including requisite financing.

Although the Company remains optimistic about the marketplace, there are some continuing uncertainties as to the direction of China's on-going political and economic reforms, the possibility for future devaluation of the Chinese or Hong Kong currencies, as well as China's relationship with the United States.  These uncertainties may influence the budgeting and purchasing process in China.  Any of the foregoing circumstances may impede trade with China, thus impairing the ability of the Company's customers to purchase the Company's products.  In the Company's view, China's entry into the World Trade Organization (WTO) in 2001 has made the dangers from these uncertainties less significant.  Other possibly adverse circumstances include decreased funds available to Chinese end-users as a result of a general economic slowdown and increased competition from other American and European companies.

Internal Political Risk

The Company's interests may be adversely affected by the political environment in China.  China is a socialist state which since 1949 has been, and is expected to continue to be, controlled by the Communist Party of China.  Changes in the top political leadership of the Chinese government and/or the Communist Party, may have a significant impact on policy and the political and economic environment in China.  Moreover, economic reforms and growth have been more successful in certain sections of the country than others, and the continuation or increase of such disparities could affect political or social stability.

Government Control Over Economy

The government of China has exercised and continues to exercise substantial control over virtually every section of the Chinese economy through regulation and state ownership.   China's continued commitment to reform and the development of a vital private sector in that country have, to some extent, limited the practical effects of the control currently exercised by the government over individual business enterprises.  However, the economy continues to be subject to significant government controls which, if directed towards business activities of the Company could have a significant adverse impact on the Company.  For example, if the government were to limit the number of foreign personnel who could work in the country or were to substantially increase taxes on foreign businesses or were to impose any number of other possible types of limitations on the Company's operations the impact would be significantly adverse.

Legal System

China's legal system is a civil law system, which is based on written statutes and in which decided legal cases have little precedential value.  Moreover, China's legal system is still in the early stage of development and there are not sufficient numbers of trained judges or other legal professionals to manage disputes that may arise.  As a result, the administration of laws and regulations by government agencies in China may be subject to considerable discretion.

Foreign Trade Corporations

In the sale of its capital equipment to China, the Company must make most of its sales through foreign trade corporations ("FTCs").   Although purchasing decisions are made by the end-user, which is obligated to pay the applicable purchase prices, the Company enters into a formal purchase contract with only the FTC.  By virtue of its direct contractual relationship with the FTC, rather than the end-user, the Company is to some extent dependent upon the continuing existence of and contractual compliance by the FTC until the particular transaction has been completed.

Financing for Shanghai Hospital

The Company has made commitments for the lease of the building for its Shanghai hospital.  Fulfillment of this commitment is dependent upon the Company locating a source of financing for the hospital.  The Company believes that arranging the financing will be accomplished within early 2002.  However, should this prove not to be the case, the Company will have the risk associated with renegotiation of its lease commitments in Shanghai.

Critical Accounting Policies

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company's estimates, judgments and assumptions are continually evaluated based on available information and experience. Because of the use of estimates inherent in the financial reporting process, actual results could differ from those estimates.

Certain of the Company's accounting policies require higher degrees of judgment than others in their application. These include revenue recognition on long-term service contracts, impairments and estimation of useful lives of long-term assets, income tax recognition of deferred tax items and accruals for loss contracts and contingencies. Our policy and related procedures for revenue recognition on long-term service contracts are summarized below. In addition, Note 1 to the Consolidated Financial Statements includes further discussion of the Company's significant accounting policies.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Ernst & Young LLP, Independent Auditors

The Board of Directors and Stockholders

U.S.-China Industrial Exchange, Inc.

We have audited the accompanying consolidated balance sheets of U.S.-China Industrial Exchange, Inc. as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedule listed in the Index at Item 14(a).  These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of U.S.-China Industrial Exchange, Inc. at December 31, 2001 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States.  Also, in our opinion, the related financial statement schedule, when considered in relation to the financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ Ernst & Young, LLP

McLean, Virginia

March 18, 2002

U.S. -CHINA INDUSTRIAL EXCHANGE, INC.

CONSOLIDATED BALANCE SHEETS

December 31,

2001

2000

ASSETS

Current Assets:

Cash and cash equivalents

$5,459,000

$3,785,000

Trade receivables less allowance for doubtful accounts of $604,000 (2001 and 2000)

12,932,000

17,196,000

Inventories

7,365,000

9,120,000

Income taxes receivable

165,000

277,000

Deferred tax

232,000

0

Other current assets

1,668,000

1,315,000

Total current assets

27,821,000

31,693,000

Property & equipment, net

4,751,000

3,726,000

Other assets

797,000

1,079,000

Total assets

$33,369,000

$36,498,000

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

Accounts payable and accrued expenses

$18,643,000

$22,065,000

Accrued contract training

915,000

1,108,000

Short term loan payable

200,000

0

Income taxes payable

0

90,000

Total liabilities

19,758,000

23,263,000

Stockholders' Equity:

Preferred stock, $.01 par value, 5,000,000 shares authorized, none issued

Common stock, $.01 par value, 30,000,000 shares authorized, including 2,000,000 designated Class B):

Common stock - 657,319 shares issued and outstanding in 2001 and 2000

7,000

7,000

Class B stock - 193,750 shares issued and outstanding in 2001 and 2000

2,000

2,000

Additional capital

17,303,000

17,303,000

Foreign currency equity translation adjustment

(8,000)

0

Accumulated deficit

(3,693,000)

(4,077,000)

Total stockholders' equity

13,611,000

13,235,000

Total liabilities and stockholders' equity

$33,369,000

$36,498,000

See accompanying notes

U.S. -CHINA INDUSTRIAL EXCHANGE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the year ended December 31,

2001

2000

1999

Total sales and service revenue

$56,118,000

$45,064,000

$37,128,000

Cost and expenses

Cost of goods and services sold

38,426,000

30,529,000

25,561,000

Salaries and payroll taxes

10,091,000

7,777,000

6,349,000

Travel and entertainment

2,139,000

1,897,000

1,560,000

Other

5,863,000

4,709,000

3,879,000

(Loss) income from operations

(401,000)

152,000

(221,000)

Minority interest

(18,000)

(36,000)

(18,000)

Other income and (expenses)

Interest expense

(13,000)

(94,000)

0

Interest income

161,000

200,000

308,000

Miscellaneous income, net

578,000

558,000

588,000

Total other income

726,000

664,000

896,000

Income before income taxes

307,000

780,000

657,000

(Benefit from) Provision for income taxes

(77,000)

139,000

265,000

Net income

$384,000

$641,000

$392,000

Net income per common share - basic

$ .45

$ .79

$ .50

Weighted average shares outstanding - basic

851,069

808,722

790,313

Net income per common share - diluted

$ .42

$ .76

$ .49

Weighted average shares outstanding - diluted

921,927

838,716

794,527

See accompanying notes

U.S. -CHINA INDUSTRIAL EXCHANGE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the year ended December 31,

2001

2000

1999

OPERATING ACTIVITIES

Net income

$384,000

$641,000

$392,000

 Adjustments to reconcile net income to net cash provided by (used in)
operating activities:

Depreciation

773,000

750,000

672,000

Inventory write-down

147,000

154,000

164,000

Deferred taxes

(232,000)

0

0

Changes in operating assets and liabilities:

Trade receivables

4,264,000

(9,229,000)

4,683,000

Inventories

1,608,000

(3,393,000)

(274,000)

Income taxes receivable

112,000

(161,000)

0

Other current assets

(353,000)

(418,000)

(316,000)

Other assets

282,000

(260,000)

(21,000)

Accounts payable and accrued expenses

(3,615,000)

11,481,000

(4,609,000)

Income taxes payable

(90,000)

(15,000)

48,000

Net cash provided by (used in) operating activities

3,280,000

(450,000)

739,000

INVESTING ACTIVITIES

Purchases of property and equipment

(1,798,000)

(720,000)

(514,000)

Net cash used in investing activities

(1,798,000)

(720,000)

(514,000)

FINANCING ACTIVITIES

Proceeds from short term loan payable

200,000

0

0

Exercise of stock options

0

9,000

0

Net cash provided by financing activities

200,000

9,000

0

Effect of foreign exchange rate changes on cash and cash equivalents

(8,000)

(2,000)

0

Net increase/(decrease) in cash and cash equivalents

1,674,000

(1,163,000)

225,000

Cash and cash equivalents at beginning of year

3,785,000

4,948,000

4,723,000

Cash and cash equivalents at end of year

$5,459,000

$3,785,000

$4,948,000

Cash paid for interest

$13,000

$10,000

$0

Cash paid for taxes

$518,000

$368,000

$257,000

See accompanying notes

U.S. -CHINA INDUSTRIAL EXCHANGE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THE YEARS ENDED DECEMBER 31, 1999, 2000 AND 2001

Common Stock

Common Stock-Class B

Additional

Accumulated

Accumulated other comprehensive income

Shares

Amount

Shares

Amount

Capital

Deficit

Total

Balance at December 31, 1998

596,563

$6,000

250,000

$3,000

$17,294,000

($5,109,000)

$2,000

$12,196,000

Forfeit of escrow shares

(56,250)

(1,000)

(1,000)

Net income for 1999

392,000

392,000

Balance at December 31, 1999

596,563

6,000

193,750

2,000

17,294,000

(4,717,000)

2,000

12,587,000

September stock dividend

59,756

1,000

(1,000)

0

Option exercise

1,000

0

9,000

9,000

Foreign currency translation adjustment

(2,000)

(2,000)

Net income 2000

641,000

641,000

Balance at December 31, 2000

657,319

7,000

193,750

2,000

17,303,000

(4,077,000)

0

13,235,000

Foreign currency translation adjustment

(8,000)

(8,000)

Net income 2001

384,000

384,000

Balance at December 31, 2001

657,319

$7,000

193,750

$2,000

$17,303,000

($3,693,000)

($8,000)

$13,611,000

See accompanying notes

U.S.-CHINA INDUSTRIAL EXCHANGE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  ACCOUNTING POLICIES

  ORGANIZATION AND DESCRIPTION OF BUSINESS

  U.S.-China Industrial Exchange, Inc., doing business as Chindex International (the Company) is a leading American company in the healthcare sectors of the Chinese marketplace, including Hong Kong.  The Company conducts business in two segments.  First, in its health care products segment, it markets and sells high-technology medical equipment and consumables and other healthcare products acquired from several major U.S., European, and other manufacturers. The Company markets and sells these products in China and Hong Kong, and provides marketing, sales and technical services for the products. Substantially all direct sales, commissions and purchases of these products are denominated in U.S. dollars.  In this segment the Company also provides logistics services to other companies doing business in the Chinese market.  Sales of consumables and low value healthcare products are undertaken through subsidiaries.

  Two of the Company's subsidiaries, Chindex Holdings International Trade (Tianjin) Ltd., and Chindex Shanghai International Trading Co., Ltd., sell goods and receive payment in local Chinese currency and use the currency to pay for local expenses and U.S. dollar imported goods. Payments are generally required to be made in advance for consumable products.

  Second, in its healthcare services segment, the Company operates a hospital in Beijing.  In 1996 the Company established the Beijing United Family Hospital, a contractual joint venture between the Company and a Company controlled by the Chinese Academy of Medical Sciences. This Hospital provides complete western standard primary care health services including family practice, pediatrics, dental care, physical therapy, obstetrics, gynecology, neonatology and men's health care. Operations commenced in late 1997. Full-time operation began in March 1998. While Beijing United does denominate its revenue and expenses in local Chinese currency it can receive payments in U.S. dollars.

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

  Income Taxes

  The Company's U.S. entities are on a June 30 fiscal year and beginning in 2001, they filed a consolidated U.S. federal tax return.  The U.S. provision for income taxes is computed for each entity in the U.S. consolidated group at the statutory rate based upon each entity's income or loss, giving effect to permanent difference.  The Company's foreign subsidiaries file separate income tax returns on a December 31 fiscal year.

  Provisions for income taxes are based upon earnings reported for financial statement purposes and may differ from amounts currently payable or receivable because certain amounts may be recognized for financial reporting purposes in different periods than they are for income tax purposes. Deferred income taxes result from temporary differences between the financial statement amounts of assets and liabilities and their respective tax bases.  A valuation allowance reduces the deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized.

  Cash Equivalents

  The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

  Fair Value of Financial Instruments

  The Company considers the recorded value of its financial instruments, which consist of cash and cash equivalents, trade receivables, commissions receivable and accounts payable, to approximate the fair value of the respective assets and liabilities at December 31, 2001 and 2000.

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

  Reclassifications

  Certain balances in the 2000 and 1999 financial statements have been reclassified to conform to the 2001 presentation.

  New Accounting Standards

  In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used and establishes new standards on the recognition of certain identifiable intangible assets separate from goodwill for all business combinations initiated after June 30, 2001. SFAS No. 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized but instead tested for impairment at least annually. SFAS No. 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values. The Company is currently evaluating the requirements and impact of this Standard, but its adoption is not expected to have a material impact on the Company's results of operations and financial position.

  Under SFAS No. 142, the Company is required to perform transitional impairment tests for our goodwill and certain intangible assets as of the date of adoption. The transitional impairment test for these intangible assets will be completed by March 31, 2002. Step one of the transitional goodwill impairment test, which compares the fair values of our reporting units to their respective carrying values, will be completed by June 30, 2002. Transitional impairment losses for goodwill and these certain intangibles, if any, will be recognized as the cumulative effect of a change in accounting principle in our consolidated statement of income. We are currently evaluating the requirements and impact of this Standard, but its adoption is not expected to have a material impact on our results of operations and financial position.

  In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 requires that the fair value of the liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Company is currently evaluating the requirements and impact of this Standard, but its adoption is not expected to have a material impact on the Company's results of operations and financial position.

  In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 establishes one accounting model to be used for long-lived assets to be disposed of by sale and broadens the presentation requirements of discontinued operations to include more disposal transactions. SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, relative to discontinued operations. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Company is currently evaluating the requirements of this Standard, but the impact of its adoption, if any, is not expected to have a material impact on the Company's results of operations and financial position.

  INVENTORIES

Inventories consist of the following:

December 31,

2001

2000

Merchandise inventory

$4,805,000

$6,960,000

Healthcare services inventory

234,000

149,000

Demonstration inventory, net

597,000

489,000

Parts and peripherals

1,729,000

1,522,000

$7,365,000

$9,120,000

3. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consists of the following:

December 31,

2001

2000

Furniture and equipment

$4,594,000

$3,312,000

Vehicles

109,000

109,000

Leasehold improvements

3,610,000

3,094,000

8,313,000

6,515,000

Less: accumulated depreciation and amortization

(3,562,000)

(2,789,000)

$4,751,000

$3,726,000

4. STOCKHOLDERS' EQUITY

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

Stock Option Plan

The Company's 1994 Stock Option Plan (the Plan) provides for the grant, at the discretion of the Board of Directors, of (i) options that are intended to qualify as incentive stock options (Incentive Stock Options) within the meaning of Section 422A of the Internal Revenue Code to certain employees, consultants and directors, and (ii) options not intended to so qualify (Nonqualified Stock Options) to employees, consultants and directors. At the Company's 2001 annual meeting the stockholders approved a 200,000 increase in the amount of stock authorized for issuance. The total number of shares of common stock for which options may be granted under the Plan is currently 262,500.

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

The following is a summary of stock option activity during the years ended December 31, 2001,  2000 and 1999:

2001

2000

1999

Exercise Price Range

Options outstanding, beginning of year:

210,021

46,318

38,856

$7.56 - $36.36

Granted

28,060

171,498

10,000

$8.21 - $36.88

Exercised

0

(1,000)

0

$9.13

Canceled

(28,480)

(6,795)

(34,106)

$8.21 - $36.36

Repriced and Reissued

0

0

31,568

$8.21

Options outstanding, end of year

209,601

210,021

46,318

$7.56 - $36.36

The Company has not provided disclosures under FAS 123 for proforma net income and proforma earnings per share, as such amounts are not materially different from reported amounts. The weighted average exercise price of options outstanding is $9.27, $9.95 and $12.00 and the weighted average remaining contractual life of such options is 8.6 years, 9.4 years and 9.2 years respectively as of December 31, 2001,  2000 and 1999.

The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation."  Accordingly, no compensation expense has been recognized for the Company's stock option plans.  If the Company had elected to recognize compensation based on fair value of the options granted at grant date as prescribed by SFAS No. 123, net income and earnings per share would have been as follows:

(in thousands except per share data)

2001

2000

1999

Pro forma net income

$226

$127

$366

Pro forma earnings per share

Basic

$.27

$.16

$.46

Assuming dilution

$.25

$.15

$.46

The effects of applying SFAS No. 123 on pro forma net income are not indicative of future amounts until the new rules are applied to all outstanding non-vested awards.  The fair value of each option is estimated at the date of grant using a modified Black-Scholes option pricing model, with the following weighted-average assumptions for 2001, 2000 and 1999: dividend yield 0.00%; expected volatility of 62.3%; risk-free interest rate of 3.00%; and expected life of 7.0 years.

Shares of Common Stock Reserved

At December 31, 2001 the Company has reserved 456,250 shares of common stock for issuance upon exercise of stock options and Class B common stock convertibility.

5. EARNINGS PER SHARE

The following is a reconciliation of the numerators and denominators of the basic and diluted Earnings per Share (EPS) computations for net income and other related disclosures:

For the year ended December 31, 2001

Income (Numerator)

Shares (Denominator)

Per-Share Amount

Net income/Basic EPS

$384,000

851,069

$.45

Effect of dilutive securities:

Warrants and options

70,858

(0.03)

Net income/Diluted EPS

$384,000

921,927

$.42

For the year ended December 31, 2000

Income (Numerator)

Shares (Denominator)

Per-Share Amount

Net income/Basic EPS

$641,000

808,722

$.79

Effect of dilutive securities:

Warrants and options

29,994

(0.03)

Net income/Diluted EPS

$641,000

838,716

$.76

For the year ended December 31, 1999

Income (Numerator)

Shares (Denominator)

Per-Share Amount

Net income/Basic EPS

$392,000

790,313

$.49

Effect of dilutive securities:

Warrants and options

4,214

--

Net income/Diluted EPS

$392,000

794,527

$.49

Options to purchase 209,601, 210,021 and 46,318 of common stock between $7.56 and $36.36 were outstanding during most of 2001, 2000 and 1999 respectively.  See note 4.

6. INCOME TAXES

The Company's provision for (benefit from) income taxes consists of the following for the year ended December 31:

2001

2000

1999

 Current:

  Federal

$--

$-

$--

  Foreign

249,000

220,000

265,000

  State

34,000

--

--

283,000

220,000

265,000

 Deferred:

  Federal

(190,000)

--

--

  State

(42,000)

--

--

  Foreign

(128,000)

(81,000)

--

(360,000)

(81,000)

--

$(77,000)

$139,000

$265,000

Significant components of the Company's deferred tax liabilities and assets are as follows as of December 31:

2001

2000

 Deferred tax liabilities:

  Rate differential on Chinese and Hong Kong earnings

$(1,054,000)

$(146,000)

 Deferred tax assets:

  Allowance for doubtful accounts

233,000

225,000

  Inventory writedowns

295,000

295,000

  Net operating loss carryforwards

1,991,000

2,494,000

  Foreign tax credit

210,000

210,000

  Other

3,000

3,000

  Subtotal

1,678,000

3,081,000

  Less valuation allowance

$(1,446,000)

$(3,081,000)

 Net deferred tax asset

$232,000

$--

The Company's effective income tax rate varied from the statutory federal income tax rate for the year ended December 31 as follows:

2001

2000

1999

 Statutory federal income tax rate

34.0%

34.0%

34.0%

 Adjustments:

  State income taxes, net of federal benefit

(22.0)

3.5

3.5

  Foreign tax rate differential

(188.0)

(31.5)

(33.5)

  Use of foreign net operating losses

(42.0)

(20.7)

--

  Change in valuation allowance

181.0

34.0

27.4

  Other, including permanent differences

12.0

(1.5)

9.0

(25.0)%

17.8%

40.4%

Due to the Company's global restructuring plan, it expects to be able to make use of a portion of its U.S. federal net operating losses, and accordingly, recorded a $232,000 reduction in its deferred tax valuation allowance on previously fully reserved tax losses. The Company expects these net operating losses will be recognizable in 2002 or 2003.  The remaining net deferred tax assets have been fully reserved.

The Company has U.S. Federal net operating losses of approximately $4.8 million that expire in 2012 through 2019. The Company also has foreign losses from China of approximately $358,000 that expire in 2002 and 2003.

7. COMMITMENTS

Leases

The Company leases office space, warehouse space, and space for the Beijing United Family Health Center under operating leases. Future minimum payments under these noncancelable operating leases consist of the following:

Year ending December 31:

2002

$1,037,000

2003

1,003,000

2004

831,000

2005

715,000

2006

715,000

Thereafter

6,223,000

Net minimum rental commitments

$10,524,000

The above leases require the Company to pay certain pass through operating expenses and rental increases based on inflation.

Rental expense was approximately $1,026,000, $953,000 and $850,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

8. CONCENTRATIONS OF CREDIT RISK

Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, trade receivables and commission receivables. Substantially all of the Company's cash and cash equivalents at December 31, 2001 and 2000 were held by two U.S. financial institutions. All of the Company's sales during the years were to end-users located in China or Hong Kong. Most of the Company's sales are accompanied by down payments of either cash or letters of credit with one Chinese financial institution. Sales on extended payment terms usually have down payments in the form of a letter of credit and additional payments are secured through several methods.  The Company generally does not grant extended payment terms for greater than 20% of a contract value unless there are exceptional circumstances.  Before extended payment terms are provided, the Company performs a thorough review of the local operation, secures a guarantee from higher authorities than the end-user, and performs other steps as needed. All of the Company's medical services provided by Beijing United Family Hospital were performed in China for patients residing in China. Substantially all of the payments received for such services were denominated in local currency; however, the Company is authorized to accept payment in other currencies.

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

The Company has a $1,750,000 credit facility with First National Bank of Maryland for short-term working capital needs, standby letters of credit, and spot and forward foreign exchange transactions. Balances outstanding under the facilities are payable on demand, fully secured and collateralized by government securities acceptable to the Bank having an aggregate fair market value of not less than $1,945,000. As of December 31, 2001, letters of credit issued by the bank amounted to approximately $725,000 and no amounts were outstanding under the line of credit facility. Borrowings under the credit facility bear interest at 1% over three month London Interbank Offered Rate ("LIBOR").

The Company's hospital has recently completed short term financing arrangements in China with Hongkong Shanghai Banking Corp. ("HSBC") for up to $300,000 in revolving loans or standby credit.  Terms of the agreement are customary, with the interest rate being 1.75% over the 3 month Singapore Interbank Money Market Offer Rate ("SIBOR").  The hospital has agreed to utilize HSBC for a certain portion of its credit card settlement business.  As of December 31, 2001 this line of credit had $200,000 outstanding.

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

Of the Company's net assets at December 31, 2001 and 2000, approximately $15,660,000 and $12,022,000, respectively, of such assets are located in China, consisting principally of cash, inventories, property improvements and equipment.

See Note 9 also.

9. SIGNIFICANT CUSTOMERS/SUPPLIERS

Substantially all China purchases of the Company's U.S.-dollar sales of products, regardless of the end-user, are made through Chinese foreign trade corporations (FTCs). Although the purchasing decision is made by the end-user, which may be an individual or a group having the required approvals from their administrative organizations, the Company enters into formal purchase contracts with FTCs. The FTCs make purchases on behalf of the end-users and are authorized by the Chinese government to conduct import business. FTCs are chartered and regulated by the government and are formed to facilitate foreign trade. The Company markets its products directly to end-users, but in consummating a sale the Company must also interact with the particular FTC representing the end-user. By virtue of its direct contractual relationship with the FTC, rather than the end user, the Company is to some extent dependent on the continuing existence of and contractual compliance by the FTC until a particular transaction has been completed.

Purchases from three suppliers were each over 10% of total cost of goods.  These were Acuson, a Siemens Company, $9,330,000, Becton-Dickenson $4,949,000 and Tyco $5,356,000 for the year ended December 31, 2001.  In 2000 and 1999 only Acuson, $9,616,000 and $4,251,000, respectively, was over 10% of cost of goods.  The Company has entered into a security arrangement to ensure the payment of Acuson's accounts payable.  As of December 31, 2001 the Company no longer represents the Davis & Geck products, manufactured by Tyco.

10. SEGMENT REPORTING

The Company has two reportable segments:  Healthcare Products and Healthcare Services.  The Healthcare Products segment consists of medical equipment, medical consumables, and personal healthcare products.  The Healthcare Services segment consists of a Western style primary care hospital and outpatient facility services.

The Company evaluates performance and allocates resources based on profit or loss from operations before income taxes.  The accounting policies of the reportable segments are the same as those disclosed in the summary of significant accounting policies.  The Company's reportable segments are business units that offer different products and services.  The reportable segments are each managed separately because the nature of the business activities in each of the two segments are totally distinct from each other in terms of the operations performed, the customer base and the nature of revenue generation.

The following segment information has been provided per Statement of Financial Accounting Standards No. 131, 'Disclosures about Segments of an Enterprise and Related Information':

For the year ended December 31, 2001:

Healthcare Products

Healthcare Services

Total

Assets

$26,455,000

$6,871,000

$33,326,000

Sales and service revenue

$47,339,000

$8,779,000

$56,118,000

Gross profit

10,293,000

n/a

n/a

Gross profit %

22%

n/a

n/a

Expenses

11,170,000

8,303,000

56,519,000

(Loss) income from operations

(877,000)

476,000

(401,000)

Other income/expense, net

726,000

Minority interest

(18,000)

Income before taxes

$307,000

For the year ended December 31, 2000:

Healthcare Products

Healthcare Services

Total

Assets

$30,847,000

$5,651,000

$36,498,000

Sales and service revenue

$39,049,000

$6,015,000

$45,064,000

Gross profit

9,529,000

n/a

n/a

Gross profit %

24%

n/a

n/a

Expenses

9,595,000

5,797,000

44,912,000

Income (loss) from operations

(66,000)

218,000

152,000

Other income/expense, net

664,000

Minority interest

(36,000)

Income before taxes

$780,000

For the year ended December 31, 1999:

Healthcare Products

Healthcare Services

Total

Assets

$19,708,000

$4,676,000

$24,384,000

Sales and service revenue

$33,182,000

$3,946,000

$37,128,000

Gross profit

8,234,000

n/a

n/a

Gross profit %

25%

n/a

n/a

Expenses

7,991,000

4,410,000

37,349,000

Income (loss) from operations

243,000

(464,000)

(221,000)

Other income/expense, net

896,000

Minority interest

(18,000)

Income before taxes

$657,000

Intersegment transactions were eliminated for the years ended December 31, 2001, 2000 and 1999.

11. SELECTED QUARTERLY DATA (UNAUDITED)

(thousands except per share data)

For the year ended December 31, 2001:

First Quarter

Second Quarter

Third Quarter

Fourth Quarter

Revenues

$10,606

$13,201

$13,447

$18,864

Gross profit from operations

3,657

4,215

4,407

5,413

Income (loss) before income taxes

129

(140)

178

139

Net income (loss)

25

(225)

109

475

Basic earnings (loss) per share of common stock

.03

(.26)

.13

.55

Diluted earnings (loss) per share of common stock

.03

(.26)

.12

.52

Cash dividends per share of common stock

.00

.00

.00

.00

For the year ended December 31, 2000:

First Quarter

Second Quarter

Third Quarter

Fourth Quarter

Revenues

$7,040

$9,462

$9,430

$19,132

Gross profit from operations

2,436

3,245

3,302

5,552

Income (loss) before income taxes

(267)

72

(221)

1,196

Net income (loss)

(349)

116

(302)

1,176

Basic earnings (loss) per share of common stock

(.44)

.15

(.38)

1.37

Diluted earnings (loss) per share of common stock

(.44)

.15

(.38)

.1.34

Cash dividends per share of common stock

.00

.00

.00

.00

ITEM 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons

The information relating to the directors, executive officers, promoters and control persons of the Company will be included in the Company's Proxy Statement (the "Proxy Statement") relating to its 2001 Annual Meeting of Shareholders, which the Company intends to file with the Securities and Exchange Commission on or prior to April 30, 2002, and is incorporated herein by reference.

Item 11. Executive Compensation

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

PART IV

Item 14. Exhibits and Reports on Form 8-K

(a)(1)

The following consolidated financial statements of Chindex International are included in Part II, Item 8:

Independent Auditors' Report.

Consolidated Statements of Operations-for the years ended December 31, 2001, 2000 and 1999.

Consolidated Balance Sheets-as of December 31, 2001 and 2000.

Consolidated Statements of Stockholders' Equity for the years ended December 31, 2001, 2000 and 1999.

Consolidated Statements of Cash Flows-for the years ended December 31, 2001, 2000 and 1999.

Notes to Consolidated Financial Statements.

(a)(2)

The following financial statement schedule of Chindex International is included in Item 14(d):

Schedule II-Valuation and Qualifying Accounts.

Description (amounts in thousands)

Balance beginning of year

Additions not expensed

Deductions

Balance end of year

For the year ended December 31, 2001:

Allowance for doubtful receivables

$604

$604

Deferred tax

3,081

1,635

1,446

Total allowances deducted from assets

$3,685

$0

$1,635

$2,050

For the year ended December 31, 2000:

Allowance for doubtful receivables

$604

$604

Deferred tax

2,816

265

3,081

Total allowances deducted from assets

$3,420

$265

$0

$3,685

For the year ended December 31, 1999:

Allowance for doubtful receivables

$604

$604

Deferred tax

2,636

180

2,816

Total allowances deducted from assets

$3,240

$180

$0

$3,420

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

(a)(3)

Exhibits

The exhibits listed below are filed as a part of this annual report:

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

4.3

Form of Specimen Certificate of the Company's Common Stock. Incorporated by reference to Exhibit 4.2 to the IPO Registration Statement.

4.4

Form of Specimen Certificate of Class B Common Stock Certificate. Incorporated by reference to Exhibit 4.3 to the IPO Registration Statement.

10.1

The Company's 1994 Stock Option Plan, as amended as of July 17, 2001. Incorporated by reference to Exhibit 10.1 to the Company's Second Quarter Report on Form 10-Q for the quarter ended June 30, 2001.

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

10.18

Distribution Agreement dated October 11, 2001 between Siemens AG and the Company, Incorporated by reference to Exhibit 10.18 to the Company's Third Quarter  Report on Form 10-Q for the quarter ended September 30, 2001.

10.19

Second amendment to lease, dated as of November 24, 2000, between the Company and Central Properties Limited Partnership, relating to the extension of the lease term for the Company's Bethesda, Maryland offices (filed herewith).

10.20

Employment Agreement, dated as of September 1, 2001, between the Company and Roberta Lipson (filed herewith)

10.21

Employment Agreement, dated as of September 1, 2001, between the Company and Elyse Beth Silverberg (filed herewith)

10.22

Employment Agreement, dated as of September 1, 2001, between the Company and Lawrence Pemble (filed herewith)

10.23

Employment Agreement, dated as of September 1, 2001, between the Company and Robert C. Goodwin, Jr. (filed herewith)

10.24

Contractual Joint Venture Contract between Shanghai Changning District Central Hospital and the Company, dated February 9, 2002 (filed herewith).

10.25

Lease Agreement between Shanghai Changning District Hospital and the Company related to the lease of the building for Shanghai United Family Hospital (filed herewith).

21.1

List of subsidiaries (filed herewith).

23.1

Consent of Ernst & Young LLP, Independent Auditors (filed herewith).

- -- -- -- -- -- -- -- -- --

* Confidential treatment has been granted as to a portion of this Exhibit.

+ English translation of summary from Chinese original.

 b. Reports on Form 8-K

None

c.

Exhibits.

The response to this portion of Item 14 is submitted as a separate section of this report.

d.

Financial Statement Schedule.

The response to this portion of Item 14 is submitted as a separate section of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

U.S.-CHINA INDUSTRIAL EXCHANGE, INC.

Dated: March 28, 2002

By: /S/ Roberta Lipson

Roberta Lipson

President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Dated: March 28, 2002

By: /S/ Roberta Lipson

Roberta Lipson

Chairperson of the Board of Directors,

Chief Executive Officer and President

Dated: March 28, 2002

By: /S/ Elyse Beth Silverberg

Elyse Beth Silverberg

Executive Vice President, Secretary and Director

Dated: March 28, 2002

By: /S/ Lawrence Pemble

Lawrence Pemble

Executive Vice President-Finance and Director

Dated: March 28, 2002

By: /S/ Robert C. Goodwin, Jr.

Robert C. Goodwin, Jr.

Executive Vice President of Operations,

Treasurer, General Counsel and Director

Dated: March 28, 2002

By: /S/ Ronald Zilkowski

Ronald Zilkowski

Senior Vice President Finance and Controller