Form 10-K/A
period 2001-12-31
US CHINA INDUSTRIAL EXCHANGE INC
filed 2002-04-30
CIK 922717

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               AMENDMENT NO. 1 ON
                                  FORM 10-K/A

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

                     FOR FISCAL YEAR ENDED DECEMBER 31, 2001


                         Commission File Number: 0-24624
                         -------------------------------

                      U.S.-CHINA INDUSTRIAL EXCHANGE, INC.
                 ----------------------------------------------
                (Name of registrant as specified in its charter)

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Check if disclosure of delinquent filers in response to item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KB[].

The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, the average bid and asked prices of such stock, as of April 17, 2002 was approximately $8,029,164.

The number of shares outstanding of each of the issuer's classes of common equity, as of April 15, 2002, was 663,644 shares of Common Stock and 193,750 shares of Class B Common Stock.

Documents Incorporated by Reference:  None.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

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

Robert C. Goodwin, Jr.         Executive Vice President Operations, Treasurer,
                               Assistant Secretary, General Counsel and Director

A. Kenneth Nilsson (1)(2)      Director

Julius Y. Oestreicher (1)(2)   Director

Carol R. Kaufman (2)           Director
----------------
(1)    Member of the Compensation Committee.
(2)    Member of the Audit Committee.

     All directors of the Company hold office until the next annual meeting of the shareholders and until their successors have been duly elected and qualified. The officers of the Company are elected by the Board of Directors at the first meeting after each annual meeting of the Company's shareholders and hold office until their resignation, removal from office or death.

         Set forth below is certain information with respect to each director:

     ROBERTA LIPSON, 46, co-founded the Company in 1981. Ms. Lipson has served as the Chairperson of the Board of Directors, Chief Executive Officer and President since that time. From 1979 until founding the Company in 1981, Ms. Lipson was employed in China by Sobin Chemical, Inc., a worldwide trading company, as Marketing Manager, coordinating marketing and sales of various equipment in China. Ms. Lipson was employed by Schering-Plough Corp. in the area of product marketing until 1979. Ms. Lipson received a B.A. degree in East Asian Studies from Brandeis University and an MBA degree from Columbia University Graduate School of Business.

     ELYSE BETH SILVERBERG, 44, co-founded the Company in 1981. Ms. Silverberg has served as the Company's Executive Vice President and Secretary and as a Director since that time. Prior to founding the Company, from 1980 to 1981, Ms. Silverberg worked with Ms. Lipson at Sobin Chemical, Inc. and was an intern in China with the National Council for U.S.-China Trade from 1979 to 1980. Ms. Silverberg received a B.A. degree in Chinese Studies and History from the State University of New York at Albany.

     LAWRENCE PEMBLE, 45, joined the Company in 1984 and has served as Executive Vice President Finance and Business Development since January 1996. From 1986 until 1996, Mr. Pemble served as Vice President of Marketing. From 1986 through April 1992 and September 1993 to the present, Mr. Pemble has also served as a Director of the Company. Prior to joining the Company, Mr. Pemble was employed by China Books and Periodicals, Inc. as Manager, East Coast Center. Mr. Pemble received a B.A. degree in Chinese Studies and Linguistics from the State University of New York at Albany.

     ROBERT C. GOODWIN, JR., 61, has served as Executive Vice President Operations since January 1996, as Assistant Secretary since June 1995 and as General Counsel, Treasurer and a Director of the Company since October 1992. In addition to his other duties, from October 1992 until January 1996, Mr. Goodwin served as Vice President of Operations for the Company. Prior to joining the Company, Mr. Goodwin was engaged in the private practice of law from 1979 to 1992, with a specialty in international law, in Washington, D.C. and had served as the Company's outside counsel since 1984. Prior to such employment, Mr. Goodwin served for two years as the Assistant General Counsel for International Trade and Emergency Preparedness for the United States Department of Energy and for three years as the Deputy Assistant General Counsel for the Federal Energy Administration. From 1969 until 1974, Mr. Goodwin served as an attorney-advisor for the U.S. Department of Commerce. Mr. Goodwin received a B.A. degree from Fordham University and a J.D. degree from Georgetown University Law Center.

     A. KENNETH NILSSON, 69, has served as a Director of the Company since January 1996. Since 1989, Mr. Nilsson has served as Chairman of Eureka Group, Inc., a consulting firm he founded in 1972. Prior to 1989, Mr. Nilsson served as Vice Chairman of Cooper Companies, Inc., and as President of Cooper Laboratories, Inc., and President of Cooper Lasersonics, Inc. He previously served as an executive of Max Factor & Co., Ltd. and of Pfizer International, Inc. Mr. Nilsson received a B.A. degree in Telecommunications from the University of Southern California and an M.A. degree in Political Science from the University of California.

     JULIUS Y. OESTREICHER, 72, has served as a Director of the Company since January 1996. Mr. Oestreicher has been a partner with the law firm of Oestreicher & Ennis, LLP and its predecessor firms for thirty years, engaged primarily in estate, tax and business law. Mr. Oestreicher received a B.S. degree in Business Administration from City College of New York and a J.D. degree from Fordham University School of Law.

     CAROL R. KAUFMAN, 52, was appointed a Director of the Company in November 2000. Ms. Kaufman has been Vice President and Chief Administrative Officer of The Cooper Companies, a medical device company, since October 1995 and was elected Vice President of Legal Affairs in March 1996. From January 1989 through September 1995, she served as Vice President, Secretary and Chief Administrative Officer of Cooper Development Company, a healthcare and consumer products company that was a former affiliate of The Cooper Companies. Ms. Kaufman received her undergraduate degree from Boston University.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and executive officers, and persons who own more than 10% of the Company's capital stock, to file with the Securities and Exchange Commission (the "SEC") initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) reports they file. To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company during the one-year period ended December 31, 2001, all
Section 16(a) filing requirements applicable to its officers, directors and greater than 10% shareholders were complied with.

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation Table
--------------------------

     The following table sets forth information concerning the annual compensation of the Company's chief executive officer and other most highly compensated executive officers whose salary and bonus for 2001 exceeded, in the aggregate, $100,000 for services rendered in all capacities to the Company and its subsidiaries during that year:

                                                                                       Long Term
                                            Annual Compensation                       Compensation
                          -------------------------------------------------------     ------------
                                                                         All             Shares
Name and                                                                Other          Underlying
Principal Position         Year       Salary            Bonus        Compensation        Option
------------------         ----       ------            -----        ------------        ------

Roberta Lipson,            2001       $184,437         $25,000        $157,520(1)            --
Chairperson of             2000       $174,656         $15,000        $156,460(1)        22,000(4)
     the Board, Chief      1999       $160,684         $   --         $ 42,927(1)            --
     Executive Officer
     and President

Elyse Beth Silverberg,     2001       $177,606         $25,000        $ 98,100(2)            --
     Executive Vice        2000       $168,185         $15,000        $119,010(2)        22,000(4)
     President and         1999       $146,659         $   --         $125,593(2)            --
     Secretary

Lawrence Pemble,           2001       $170,775         $25,000          $4,704(3)            --
     Executive Vice        2000       $161,818         $15,000          $1,050(3)        22,000(4)
     President Finance     1999       $148,682         $   --           $1,796(3)            --
     and Business
     Development

Robert C. Goodwin, Jr.     2001       $167,244         $25,000          $3,454(3)            --
     Executive Vice        2000       $158,472         $15,000          $1,050(3)        39,050(5)
     President             1999       $139,736         $   --           $1,466(3)         7,700(6)
     Operations, General
     Counsel, Assistant
     Secretary and Treasurer

________________

(1) Includes tuition expenses for Ms. Lipson's sons in China in the amounts of $54,900 in 2001, $62,980 in 2000 and $38,164 in 1999. Also includes rental expense of $96,000 in 2001 and $88,000 in 2000 for Ms. Lipson's housing in China. Also includes $2,100, $1,050 and $333, representing the Company's matching contribution as deferred compensation under the Company's 401(k) plan in 2001, 2000 and 1999, respectively.

(2) Includes rental expense in the amount of $96,000 in 2001, $96,000 in 2000 and $104,000 in 1999 for Ms. Silverberg's housing in China and tuition expenses in the amounts of $23,960 for 2000 and $21,260 for 1999 for Ms. Silverberg's son in China. Also includes $2,100, $1,050 and $333, representing the Company's matching contribution as deferred compensation under the Company's 401(k) plan in 2001, 2000 and 1999, respectively.

(3) Includes $2,184, $1,050 and $346 representing the Company's matching contribution as deferred compensation under the Company's 401(k) plan in 2001, 2000 and 1999, respectively.

(4) This option was approved by the Company's shareholders at their last annual meeting on July 17, 2001 and became exercisable with respect to all of the underlying shares immediately after such approval was obtained.

(5) An option for 31,350 shares was approved by the Company's shareholders at their last annual meeting on July 17, 2001 and became exercisable with respect to all of the underlying shares immediately after such approval was obtained. Another option, for 7,700 shares, was approved at the same shareholders' meeting, is currently exercisable with respect to 5,134 shares, and will become exercisable with respect to the remaining 2,566 shares on November 16, 2002.

(6)  This option was canceled in 2001.


Option Grants In Last Fiscal Year
---------------------------------

                                                                                                 POTENTIAL REALIZABLE
                                                                                                 VALUE AT ASSUMED
                            NUMBER OF      % OF TOTAL                                            ANNUAL RATES OF STOCK
                            SECURITIES     OPTIONS                                               PRICE APPRECIATION FOR
                            UNDERLYING     GRANTED TO                                            OPTION TERMS
                            OPTIONS        EMPLOYEES           EXERCISE OR       EXPIRATION      -------------------------
NAME                        GRANTED        IN FISCAL 2000      BASE PRICE        DATE            5% ($)            10% ($)
----                        -------        --------------      ----------        ----            ------            -------

Roberta Lipson              None            0                      N/A           N/A             N/A               N/A
Elyse Silverberg            None            0                      N/A           N/A             N/A               N/A
Robert C. Goodwin           None            0                      N/A           N/A             N/A               N/A
, Jr.
Lawrence Pemble             None            0                      N/A           N/A             N/A               N/A



Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Option
--------------------------------------------------------------------------
Values
------


                                                            NUMBER OF SECURITIES
                             SHARES                         UNDERLYING UNEXERCISED        VALUE OF UNEXERCISED IN-
                             ACQUIRED ON    VALUE           OPTIONS AT FISCAL Y/E         THE MONEY OPTIONS AT Y/E
NAME                         EXERCISE(#)    REALIZED($)     EXERCISABLE/UNEXERCISABLE     EXERCISABLE/UNEXERCISABLE(1)
----                         -----------    -----------     -------------------------     ----------------------------

Robert C. Goodwin, Jr.          0         $0                   31,350/0                       $136,090/$0
Robert C. Goodwin, Jr.          0         $0                   5,134/2,566                    $29,171/$14,580
Roberta Lipson                  0         $0                   22,000/0                       $95,502/$0
Elyse Silverberg                0         $0                   22,000/0                       $95,502/$0
Lawrence Pemble                 0         $0                   22,000/0                       $95,502/$0

----------------
(1) Based on the closing bid price per share of $14.00 on December 31, 2001, the last trading day of fiscal 2001.

Employment Agreements
---------------------

     In 2001, the Company entered into new five-year employment agreements with each of Mmes. Lipson and Silverberg and Messrs. Pemble and Goodwin, providing for base salaries to be subject to annual review and adjustment as determined by the Company, and which currently are $184,437, $177,606, $170,775 and $167,244, respectively. Each such executive officer also receives additional benefits, including those generally provided to other executive officers of the Company. In addition, each of Mmes. Lipson and Silverberg also receives reimbursement of expenses relating to residing in China. Each employment agreement also provides certain additional compensation in the case of a departure related to a change of control of the Company, including the payment of three (3) times the annual salary. Each Agreement also contains non-competition provisions that preclude each executive from competing with the Company for a period of two years from the date of termination of employment.

     The Company has obtained individual term life insurance policies covering Ms. Lipson in the amount of $2,000,000. The Company is the sole beneficiary under this policy.

Compensation of Directors
-------------------------

     Each director who is not an employee of the Company is paid for serving on the Board of Directors a retainer at the rate of $3,000 per annum and an additional $1,000 for each meeting of the Company's shareholders attended, $500 for each meeting of the Board of Directors attended and $300 for each meeting of a committee of the Board of Directors attended. The Company also reimburses each director for reasonable expenses in attending meetings of the Board of Directors. Directors also receive stock options as determined by the Board of Directors. Directors who are also employees of the Company are not separately compensated for their services as directors.

Compensation Committee Interlocks and Insider Participation
-----------------------------------------------------------

     The members of the Company's compensation committee are Messrs. A. Kenneth Nilsson and Julius Y. Oestreicher, both of whom are non-employee directors. No member of the compensation committee has a relationship that would constitute an interlocking relationship with executive officers or directors of another entity.

Report of the Compensation Committee on Executive Compensation
--------------------------------------------------------------

Overview and Philosophy

     The Compensation Committee of the Board of Directors is composed entirely of non-employee directors and is responsible for developing and making recommendations to the Board of Directors with respect to the Company's executive compensation policies. In addition, the Compensation Committee, pursuant to authority delegated by the Board of Directors, determines the compensation to be paid to the Chief Executive Officer and each of the other executive officers of the Company.

     The objectives of the Company's executive compensation program are to:

          *    Support the achievement of desired Company performance

          * Provide compensation that will attract and retain superior talent and reward performance

     The executive compensation program provides an overall level of compensation opportunity that is intended to be competitive. The Compensation Committee has considered companies of comparable size and in similar industries. The Compensation Committee believes that the Company is atypical in its combination of operations and China-based location, as well as other operational and human resource circumstances. As such, the Compensation Committee has designed its executive compensation in light of such circumstances.

Executive Officer Compensation Program

     The Company's executive officer compensation program is comprised of base salary, annual cash incentive compensation, long-term incentive compensation in the form of stock options, specific performance-based bonuses and various benefits, including medical and pension plans generally available to employees of the Company. In 2001, the Company entered into new five-year employment agreements with the executive officers. See "Executive Compensation - Employment Agreements."

Base Salary

     Base salary levels for the Company's executive officers are competitively set relative to historical levels as well as comparable entities in similar industries. In determining salaries, the Compensation Committee also takes into account individual experience and performance, as well as specific circumstances, particular to the Company.

Stock Option Program

     The stock option program is the Company's long-term incentive plan for providing an incentive to key employees (including directors and officers who are key employees) and to directors who are not employees of the Company.

1994 Stock Option Plan

     The Stock Option Plan authorizes the Board of Directors or a committee thereof to award key executives stock options. Options granted under the plan may contain terms determined by the Board of Directors (or a committee thereof), including exercise periods and price; provided, however, that the Stock Option Plan requires that the exercise price of the options may not be less than the fair market value of the Common Stock on the date of the grant and the exercise period may not exceed ten years, subject to further limitations.

Benefits

     The Company provides to executive officers medical and pension benefits that generally are available to employees of the Company. The amount of perquisites, as determined in accordance with the rules of the SEC relating to executive compensation, exceeded 10% of salary for the fiscal year ended December 31, 2001 with respect to Mmes. Lipson and Silverberg. The principal components of these perquisites were cost of tuition and housing in China.

Bonus

     In light of the Compensation Committee's satisfaction with the performance of management and the Company in general, the Company may provide bonuses to certain executive officers.

Chief Executive Officer Compensation

     During the fiscal year ended December 31, 2001, the Company entered into a new employment agreement with the Company's Chief Executive Officer, Roberta Lipson (see "Employment Agreements" above). In making compensation decisions as to the employment of Ms. Lipson, the Compensation Committee specifically considered the Company's recent revenue and earnings performance in the context of the continuing difficult time and unpredictable political and economic circumstances of the Company's industries, as well as the increased risk of loss of qualified management personnel.

Performance Table
-----------------

     The following table compares the cumulative return to holders of Common Stock for the five years ended December 31, 2001 with the National Association of Securities Dealers Automated Quotation System Market Index and an index of companies with a market capitalization similar to that of the Company's, for the same period. The comparison assumes $100 was invested at the close of business on December 31, 1996 in the Common Stock and in each of the comparison groups, and assumes reinvestment of dividends. The Company paid no cash dividends during the foregoing period.

                            ANNUAL RETURN PERCENTAGE
                                                Years Ending
                                                ------------

                                   Dec.      Dec.      Dec.    Dec.       Dec.
Company Name / Index               1997      1998      1999    2000       2001
--------------------------------------------------------------------------------
U.S.-CHINA INDUSTRIAL EXCHANGE     -56.25   -80.36    563.64   -59.32    107.41
NASDAQ INDEX                        22.48    41.00     85.80   -39.85    -20.66
PEER GROUP                          15.67   -41.03    -45.62   -63.43    -28.48


                                                    INDEXED RETURNS
                             Base                      Years Ending
                            Period
Company Name / Index         Dec.    Dec.     Dec.      Dec.     Dec.     Dec.
                             1996    1997     1998      1999     2000     2001
--------------------------------------------------------------------------------
U.S.-CHINA INDUSTRIAL        100      43.75     8.59     57.03    23.20    48.13
NASDAQ INDEX                 100     122.48   172.70    320.88   193.00   153.13
PEER GROUP                   100     115.67    68.21     37.10    13.56     9.70

     The peer group selected by the Company includes companies with similar market capitalization to that of the Company. The Company does not use a published industry or line-of-business basis, and does not believe it could reasonably identify a different peer group. The companies that comprise the peer group are the following:
--------------------------------------------------------------------------------

AMERICAN MEDICAL TECHNOL. INC.                    NEUROTECH CORP.
APPLIANCE RECYCLING                               ON-STAGE ENTERTAINMENT INC.
ARMANINO FOODS DIST INC.                          SENTRY TECHNOLOGY CORP.
ASIA PACIFIC WIRE & CABLE CORP.                   SHARP HOLDING CORP.
CALL-NET ENTERPRISES                              SOBIESKI BANCORP INC.
COACTIVE MARKETING GROUP INC.                     SPACEHAB INC.
CORNICHE GROUP INC.                               TRANSCRYPT INTERNATIONAL INC.
EAUTOCLAIMS.COM INC.                              WHOLE LIVING INC.
INTERFERON SCIENCES
ISHARES MSCI BELGIUM FUND
ITRONICS INC.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth information as to the ownership of shares of the Company's Common Stock and Class B Common Stock as of April 15, 2002 with respect to (i) holders known to the Company to beneficially own more than five percent of the outstanding Common Stock or the Class B Common Stock, (ii) each director, (iii) the Company's Chief Executive Officer and each other executive officer whose annual cash compensation for 2001 exceeded $100,000 and (iv) all directors and executive officers of the Company as a group. The following calculation takes into account the Company's one-for-eight reverse stock split of its Common Stock and Class B Common Stock, the expiration of the Class A and Class B Warrants on August 18, 1999, and the issuance by the Company of a ten percent stock dividend in September of 2000.

                                                   Amount and Nature
                                                    of Beneficial
                                                    Ownership (2)(3)                   Percent of:
                                                    ----------------                   ---------------------------

Name and Address of                       Common                  Class B              Common          Class B
Beneficial Shareholder(1)                 Stock               Common Stock(4)           Stock        Common Stock
-------------------------                 -----               ---------------           -----        ------------

Roberta Lipson                            22,275(5)             110,000(6)              3.3%             56.8%

Elyse Beth Silverberg                     26,812(7)              65,125                 3.9%             33.6%

Lawrence Pemble                           22,261(8)              18,625                 3.3%              9.6%

Robert C. Goodwin, Jr.                    37,963(9)                   0                 5.4%              0%

Julius Y. Oestreicher                     14,575(10)                  0                 2.2%              0%
   235 Mamaroneck Avenue
   White Plains, New York

A. Kenneth Nilsson                        14,575(11)                  0                 2.2%              0%
   P.O. Box 2510
   Monterey, California

Carol R. Kaufman                             900(12)                  0                 *                 0%
   c/o The Cooper Companies
   6140 Stoneridge Mall Road
   Pleasanton, California

Steven T. Newby                           168,910(13)                  0                25.7%             0%
55 Quince Orchard Rd.,
Suite 606
Gaithersburg, MD 20878

All Executive Officers                    139,361(14)            193,750                17.5%            100.0%
and Directors as a Group
(7 persons)

___________________________

*    Less than 1%.

(1) Unless otherwise indicated, the business address of each person named in the table is c/o U.S.-China Industrial Exchange, Inc., 7201 Wisconsin Avenue, Bethesda, Maryland 20814.

(2) Except as otherwise indicated, each of the parties listed has sole voting and investment power with respect to all shares indicated below.

(3) Beneficial ownership is calculated in accordance with Regulation S-K as promulgated by the SEC.

(4) The Class B Common Stock is entitled to six votes per share, whereas the Common Stock is entitled to one vote per share.

(5) Includes 22,000 shares underlying an option that is currently exercisable with respect to all of the underlying shares.

(6) Includes 5,000 shares held by each of the Ariel Benjamin Lee Trust, Daniel Lipson Plafker Trust and Jonathan Lipson Plafker Trust, all of which Ms. Lipson is a trustee.

(7) Includes 22,000 shares underlying an option that is currently exercisable with respect to all of the underlying shares.

(8) Includes 22,000 shares underlying an option that is currently exercisable with respect to all of the underlying shares.

(9) Includes (i) 31,350 shares underlying an option that is currently exercisable with respect to all of the underlying shares and (ii) 5,134 shares underlying an option for 7,700 shares that is currently exercisable with respect to 5,134 shares.

(10) Represents shares underlying options that are currently exercisable with respect to all of the underlying shares. Does not include 2,750 shares of Common Stock beneficially owned by Mr. Oestreicher's wife.

(11) Includes 13,200 shares underlying options that are currently exercisable with respect to all of the underlying shares.

(12) Represents shares underlying options that are currently exercisable with respect to all of the underlying shares.

(13) The amount and nature of beneficial ownership of these shares by Steven T. Newby is based solely on the Schedule 13G filings as submitted by Mr. Newby. The Company has no independent knowledge of the accuracy or completeness of the information set forth in such Schedule 13G filings, but has no reason to believe that such information is not complete or accurate.

(14) Includes 131,159 shares underlying options that are currently exercisable with respect to all of the underlying shares.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Not applicable.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Company caused this Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            U.S.-CHINA INDUSTRIAL EXCHANGE, INC.


April 30, 2002                              By:   /s/ Robert C. Goodwin
                                                  ------------------------------
                                                  Robert C. Goodwin, Jr.
                                                  Executive Vice President and
                                                  General Counsel