Form 10-Q
period 2002-03-31
US CHINA INDUSTRIAL EXCHANGE INC
filed 2002-05-15
CIK 922717

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-24624

US-CHINA INDUSTRIAL EXCHANGE, INC.
(Exact name of registrant as specified in its charter)

dba CHINDEX INTERNATIONAL, INC
NEW YORK (State or other Jurisdiction of Incorporation or Organization)	13-3097642 (I.R.S. Employer Identification Number)
7201 Wisconsin Avenue, Bethesda, Maryland (Address of principal executive offices)	20814 (Zip Code)

(301) 215-7777
(Registrant's telephone number)

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes /x/  No / /

    The number of shares of the Registrant's Common Stock outstanding as of May 6, 2002 was 666,644 share of Common Stock and 193,750 shares of Class B Common Stock.

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements

US CHINA INDUSTRIAL EXCHANGE, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
	March 31, 2002 Unaudited	December 31, 2001 (Note 1)
ASSETS
Current assets:

Cash and cash equivalents
	$ 4,313,000	$5,459,000
Trade accounts receivable, less allowance for doubtful accounts of $604,000	12,465,000	12,932,000
Inventories, net	8,301,000	7,365,000
Income taxes receivable	361,000	165,000
Deferred tax	232,000	232,000
Other current assets	1,624,000	1,668,000
Total current assets	27,296,000	27,821,000
Property and equipment, net	4,833,000	4,751,000
Other	730,000	797,000
Total assets	$ 32,859,000	$33,369,000
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$ 17,898,000	$ 18,643,000
Accrued contract training	762,000	915,000

Short term loan payable
	702,000	200,000
Total current liabilities	19,362,000	19,758,000
Total liabilities	19,362,000	19,758,000
Stockholders' equity:
Preferred stock, $.01 par value, authorized 5,000,000, none issued	- -	- -
Common stock, $.01 par value, 30,000,000 shares authorized (including 2,000,000 designated Class B):
Common stock - -issued and outstanding 663,644 in 2002 and 657,319 in 2001	7,000	7,000
Class B stock - -193,750 issued and outstanding in each period	2,000	2,000
Additional capital	17,359,000	17,303,000
Foreign currency equity translation adjustment	14,000	(8,000)
Accumulated deficit	(3,885,000)	(3,693,000)
Total stockholders' equity	13,497,000	13,611,000
Total liabilities and stockholders' equity	$ 32,859,000	$33,369,000

The accompanying notes are an integral part of the financial statements.

US-CHINA INDUSTRIAL EXCHANGE, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended March 31,
	2002	2001

Total sales and service revenue
	$ 15,578,000	$ 10,606,000

Cost and Expenses
Cost of goods and services sold	10,922,000	6,949,000
Salaries and payroll taxes	3,043,000	2,176,000
Travel and entertainment	437,000	341,000

Other	1,469,000	1,210,000
Loss from operations	(293,000)	(70,000)
Minority interest	0	(5,000)
Other (expenses) and income
Interest expense	(4,000)	(2,000)
Interest income	15,000	44,000
Miscellaneous (expenses) income - net	(23,000)	162,000
(Loss) income before income taxes	(305,000)	129,000
Benefit from (provision for) income taxes	113,000	(104,000)
Net (loss) income	$ (192,000)	$ 25,000
Net (loss) income per common share - basic	$ (0.23)	$ 0.03
Weighted average shares outstanding - basic	852,264	851,069
Net (loss) income per common share - diluted	$ (0.23)	$ 0.03
Weighted average shares outstanding - diluted	852,264	851,711

The accompanying notes are an integral part of the financial statements.

US-CHINA INDUSTRIAL EXCHANGE, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
	Three months ended March 31,
	2002	2001
OPERATING ACTIVITIES
Net (loss) income	$ (192,000)	$ 25,000
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	241,000	160,000
Inventory write-down	43,000	38,000
Changes in operating assets and liabilities:
Trade receivables	467,000	8,420,000
Inventories	(979,000)	(214,000)
Income taxes receivable	(196,000)	0
Other current assets	44,000	114,000
Other assets	67,000	105,000
Accounts payable and other liabilities	(898,000)	(6,811,000)
Net cash (used in) provided by operating activities	(1,403,000)	1,837,000

INVESTING ACTIVITIES
Purchases of property and equipment	(323,000)	(704,000)
Net cash used in investing activities	(323,000)	(704,000)

FINANCING ACTIVITIES
Proceeds from short term loan payable	502,000	0
Exercise of stock options	56,000	0
Net cash provided by financing activities	558,000	0

Effect of foreign exchange rate changes on cash and cash equivalents	22,000	(8,000)
Net (decrease) increase in cash and cash equivalents	(1,146,000)	1,125,000
Cash and cash equivalents at beginning of period	5,459,000	3,785,000
Cash and cash equivalents at end of period	$ 4,313,000	$ 4,910,000

The accompanying notes are an integral part of the financial statements.

 U.S.-CHINA INDUSTRIAL EXCHANGE, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 1. BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements of U.S.-China Industrial Exchange, Inc. (the ''Company'') have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.

The consolidated balance sheet at December 31, 2001 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K and 10-K/A for the year ended December 31, 2001.

Note 2. INVENTORIES

March 31,

December 31,

2002

2001

Merchandise inventory

$5,827,000

$4,805,000

Healthcare services inventory

144,000

234,000

Demonstration inventory, net

607,000

597,000

Parts and peripheral inventory

1,723,000

1,729,000

$8,301,000

$7,365,000

Note 3. PROPERTY AND EQUIPMENT

March 31,

December 31,

2002

2001

Furniture and equipment

$4,721,000

$4,594,000

Vehicles

109,000

109,000

Leasehold improvements

3,806,000

3,610,000

8,636,000

8,313,000

Less: accumulated depreciation and amortization

3,803,000

3,562,000

$4,833,000

$4,751,000

Note 4. NET (LOSS) INCOME PER SHARE

The following table sets forth the computation of basic and diluted Earnings Per Share (EPS) or Loss Per Share (LPS) for the periods indicated:

For the three months ended March 31, 2002

 Net Loss
(Numerator)

 Shares
(Denominator)

 Per-Share
Amount

Net loss/Basic LPS

$(192,000)

852,264

$(0.23)

Effect of dilutive securities:

Warrants and options

- -

- -

 - -

Net loss/Diluted LPS

$(192,000)

852,264

$(0.23)

For the three months ended March 31, 2001

 Net Income
(Numerator)

 Shares
(Denominator)

 Per-Share
Amount

Net income/Basic EPS

$25,000

851,069

$0.03

Effect of dilutive securities:

Warrants and options

- -

642

 - -

Net income/Diluted EPS

$25,000

851,711

$0.03

Note 5. SEGMENT INFORMATION

As a result of the growth of the Healthcare Products Distribution unit the Company has split its Heathcare Products segment.  The Company now has three reportable segments: Medical Capital Equipment, Healthcare Products Distribution and Healthcare Services.  The Company evaluates performance and allocates resources based on profit or loss from operations before income taxes, not including gains or losses on the Company's investment portfolio.

For the quarter ended March 31, 2002:

Capital Medical Equipment

Healthcare Products Distribution

Healthcare Services

Total

Assets

$14,771,000

$10,535,000

$7,553,000

$32,859,000

Sales and service revenue

$6,653,000

$6,126,000

$2,799,000

$15,578,000

Gross Profit

1,439,000

767,000

n/a

n/a

Gross Profit %

22%

12%

n/a

n/a

(Loss) income from operations

$(174,000)

$(161,000)

$42,000

$(293,000)

Other income/(expense), net

(12,000)

Minority interest

0

Income before taxes

$(305,000)

For the quarter ended March 31, 2001:

Capital Medical Equipment

Healthcare Products Distribution

Healthcare Services

Total

Assets

$13,911,000

$9,792,000

$6,001,000

$29,704,000

Sales and service revenue

$4,394,000

$4,350,000

$1,862,000

$10,606,000

Gross Profit

1,564,000

544,000

n/a

n/a

Gross Profit %

36%

12%

n/a

n/a

Income (loss) from operations

$151,000

$(290,000)

$69,000

$(70,000)

Other income/expense, net

204,000

Minority interest

(5,000)

Income before taxes

$129,000

Inter-segment transactions were eliminated for the three months ended March 31, 2002 and 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Quarter ended March 31, 2002 compared to quarter ended March 31, 2001

The Company's revenues for the quarter ended March 31, 2002 were $15,578,000, up 47% from the quarter ended March 31, 2001 revenues of $10,606,000.  Of these amounts, $2,002,000 in the quarter ended March 31, 2002 and $140,000 in the quarter ended March 31, 2001, were due to sales attributable to shipments made under loans sourced by the Company for its customers.  The Company believes that this type of financing is important to its customers and the Company and will continue to try to offer such financings in the future. These financings can be very complex and their impact and timing on the Company's results are difficult to predict (see "Timing of Revenues").

The Company recorded a net loss for the quarter ended March 31, 2002 of $192,000 and in the first quarter ended March 31, 2001 the Company recorded net income of $25,000.

Capital Medical Equipment Segment

The capital medical equipment segment is the Company's original core business, exporting top quality Western capital medical equipment to the China market.  This segment had revenues of $6,653,000 or a 51% increase over the quarter ended March 31, 2001 of $4,394,000.  The quarter-to-quarter revenues of this segment fluctuate due to financing programs from time to time facilitated by the Company and due to fluctuating hospital purchasing cycles.  The increase for the quarter ended March 31, 2002 was primarily attributable to $2,002,000 of sales financed by a loan arranged by the Company for its customers as compared to the quarter ended March 31, 2001, in which there were only $140,000 of sales facilitated by such loans.  The U.S. Dollar-based sales of capital medical equipment are often contingent on financing (see "Timing of Revenues").

Gross profit in the quarter ended March 31, 2002 decreased to $1,439,000 from $1,564,000 in the quarter ended March 31, 2001. As a percentage of revenue, gross profit from the capital equipment segment for the quarter ended March 31, 2002 was 22% as compared to 36% in the quarter ended March 31, 2001.  The gross profit in the quarter ended March 31, 2001 reflected a different mix of revenue sources having different profit margins.  In particular, in the recent quarter, the Company had substantially less service contract revenues than in the quarter ended March 31, 2001, which revenues carry higher margins.  The reduction in these revenues over the quarters resulted in part from sales of products under loans arranged by the Company for its customers, after which sales the Company is not required to provide warranty service.  In addition, competitive factors such as Chinese government tendering regulations in the sale of capital medical equipment in the recent quarter yielded lower margins on such sales.  Based on historical gross profit levels, the current period results for the quarter ended March 31, 2002 were abnormally low while the results from the quarter ended March 31, 2001 were abnormally high. The company is taking steps to return the gross profit margin in the capital medical equipment segment to higher levels.

Expenses for the capital medical equipment segment in the quarter ended March 31, 2002 increased to $1,609,000 from $1,413,000 in the quarter ended March 31, 2001, but decreased as a percentage of revenues over the quarters from 32% to 24%.  Salaries for the segment in the quarter ended March 31, 2002 increased by $58,000 from the quarter ended March 31, 2001, but decreased as a percentage of revenues over the quarters from 12% to 9%.  The salary increased primarily due to increased payroll benefits mandated by the Chinese government.  In addition, travel and entertainment expense for the segment increased $45,000 (but was flat at 4% of revenues in both quarters) and other costs increased $93,000 over the quarters, primarily due to increased exhibitions fees.

Healthcare Products Distribution Segment

The healthcare products distribution segment, consisting of medical consumables and personal healthcare products, had revenue growth of 41% to $6,126,000 in the quarter ended March 31, 2002, from the quarter ended March 31, 2001 revenues of $4,350,000.  These local currency sales of medical consumables and personal healthcare products are made from inventories maintained locally in China (see ForeignCurrencyExchange) to a network of sub-dealers and pharmacies.

Gross profit in the quarter ended March 31, 2002 rose to $767,000 from $544,000 in the quarter ended March 31, 2001. As a percentage of revenues, gross profit from the healthcare products distribution segment was flat at 12% of revenues for both quarters.

Expenses for the healthcare products distribution segment in the quarter ended March 31, 2002 increased to $928,000 from $834,000 in the quarter ended March 31, 2001, but decreased as a percentage of revenues over the quarters from 19% to 15%.  Salaries for the segment increased $58,000, but decreased as a percentage of revenues over the quarters from 5% to 4%, primarily due to increased payroll benefits mandated by the Chinese government.  In addition, travel and entertainment expense for the segment increased $19,000 (but was flat at 1% of revenue for both quarters) and other costs increased $16,000.

Healthcare Services Segment

The healthcare services segment consists of a Western style primary care hospital and outpatient facility, the Beijing United Family Hospital (''BJU''). For the quarter ended March 31, 2002, the revenues from this segment increased to $2,799,000 or 50% over the quarter ended March 31, 2001 revenues of $1,862,000.  During the quarter ended March 31, 2002, the hospital continued to expand the services offered, which contributed to increased patient visits as well as increased inpatient stays over the quarters.  Healthcare services costs increased for the quarter ended March 31, 2002 to $2,722,000 or 52% over the quarter ended March 31, 2001 costs of $1,793,000.  This increase was due primarily to the costs associated with increased services offered.  The hospital is currently expanding its present facility into space formerly occupied by a sublease tenant (see Liquidity) and continues to explore the possibility of additional satellite clinics to serve as referral sites to its hospital.  Salaries increased by $703,000 (salaries were 54% and 43% of revenue for the quarters ended March 31, 2002 and 2001, respectively), with all other costs increasing $226,000.  Some of the salary increases resulted from increased staffing for the emergency room and for other expanded facilities.

Other Income and Expenses

Other expense (other than interest) for the quarter ended March 31, 2002 was $23,000, compared to other income of $162,000 for the quarter ended March 31, 2001, which other income was derived from a sublease that ended on December 31, 2001.  In 2001, income attributable to this sublease was approximately $550,000.  The part of the building that was sublet is now being renovated as part of the hospital expansion.  Although the Company does not anticipate any revenue in this category in 2002, it nevertheless anticipates that once the space is renovated and put into service for use by BJU, the Company will recognize additional revenues through the expanded operations of BJU to offset part or all of the loss of income from the sublease.

Taxes

At the end of 2001 the Company had substantially completed a global restructuring.  The Company is modifying inter-company relationships to better accommodate its predominantly Chinese operations.  This restructuring was motivated, in part, by the Company's desire to "incorporate" various functions previously operated as divisions or branches of the Company and, in part, by the Company's intent to expand its presence in the direct health care market by opening an additional hospital.

As a result of this restructuring the Company expects to make use of a portion of its U.S. federal net operating losses.  The Company recorded a $113,000 benefit from taxes for the quarter ended March 31, 2002 as compared to a provision for taxes of $104,000 for the quarter ended March 31, 2001.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2002, total accounts receivable decreased by $467,000 since December 31, 2001. While the Company collected the loan project receivable from the end of the year, it was partially offset by shipment of the remainder of the loan project that will not be collected until the second quarter of 2002.  Other sales were comparable to prior year.

Substantially all of the $898,000 decrease as of March 31, 2002 in accounts payable and accrued expenses was related to vendor payments for inventory.

As of March 31, 2002, inventories were $8,301,000, an increase of $936,000 from the December 31, 2001 balance of $7,365.000. This increase was mainly attributable to expanding inventory supply and currently limited vendor credit.

As of March 31, 2002 the Company capitalized an additional $323,000 of improvements and equipment, primarily for the expansion of BJU.  The Company plans to continue to renovate expanded additional floors at BJU during 2002.  The estimated cost of such expansion is approximately $1,300,000 and will be primarily financed through internal cash flows, bank borrowings and vendor financing.

BJU renewed a short term financing arrangement in China with Hongkong Shanghai Banking Corp. ("HSBC") for up to $300,000 in revolving loans or standby credit.  As of March 31, 2002 this line of credit had $300,000 outstanding.  In addition, the Company also utilized its short term credit facility with Allfirst Bank.  As of March 31, 2002 the Company had $402,000 outstanding on the Allfirst line as loans.

The Company continues to consider various financing alternatives to satisfy its future expansion, capital improvements and equipment requirements.  The Company has made various commitments for its new hospital in Shanghai and is actively negotiating prospective financing arrangements.

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

In addition, the sales of certain products often require protracted sales efforts, long lead times and other time-consuming steps. Further, in light of the dependence of purchasers of capital equipment on the availability of credit, the timing of sales may depend upon the timing of the Company's or its purchasers' abilities to arrange for credit sources, including Export-Import Bank or other loan financing. As a result, the Company's operating results have varied and are expected to continue to vary from period to period and year to year.  In addition, a relatively limited number of orders and shipments may constitute a meaningful percentage of the Company's revenue in any one period. As a result, a relatively small reduction in the number of orders can have a material impact on the Company's revenues in any year. Further, because the Company recognizes revenues and expenses as products are shipped, the timing of shipments could affect the Company's operating results for a particular period.  At the same time, a growing percentage of the Company's revenues are attributable to hospital services and local currency sales through the Healthcare Products Distribution Segment, both of which have more even revenue streams.

FOREIGN CURRENCY EXCHANGE AND IMPACT OF INFLATION

The results of operations of the Company for the periods discussed in this report have not been significantly affected by inflation or foreign currency fluctuation.  Since the Company sells goods and services in local Chinese currency as well as U.S. dollars, the Company is exposed to some extent to foreign currency risk.  Changes in the valuation of the Chinese Renminbi or Hong Kong Dollar may have an impact on the Company's results of operations in the future. The Company's subsidiaries, Chindex Tianjin, Chindex Shanghai, Chindex Beijing and Beijing United, sell products and services in Renminbi.

Also, the Company has purchased and will continue to purchase some products in Western currencies other than U.S. dollars and has sold and will continue to sell such products in China for U.S. dollars. To the extent that the value of the U.S. dollar declines against such other currencies, the Company could experience a negative impact on profitability. The Company anticipates entering into hedging transactions whenever necessary to minimize such negative impacts.  Currently, the Company is not a party to any such hedging transactions.

FORWARD-LOOKING STATEMENTS

With the exception of historical information, certain matters discussed or incorporated by reference in this Quarterly Report on Form 10-Q are forward-looking statements that involve risks and uncertainties. These forward-looking statements include, but are not limited to, statements about the Company's (i) performance goals, including successful conclusion of efforts to secure government-backed financing, (ii) future revenues and earnings, including revenues from the Company's developmental businesses such as the health services segment, (iii) markets, including growth in demand in China for the Company's products and services, and (iv) proposed new operations, including expansion of its health services business. Actual results could differ materially from such forward-looking statements because of, among other things, the following factors: developments relating to conducting business in China (including political, economic and legal matters), the timing of the Company's revenues, risks relating to commencement and early operation of healthcare services, dependence on certain suppliers, and extension of credit terms.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISKS

The Company is exposed to market risks in a variety of ways.  The principal market risk has to do with the nature of the Chinese economy and political system.  Since the Company generates all of its revenues from its operations in China, any risk having to do with the environment in China for a foreign business operating there can have a significant impact on the Company.

The Company's growth plan includes continuing expansion of the capital medical equipment and instrumentation business, rapid expansion of the Healthcare Products Distribution Segment product portfolio, with an emphasis on increasing the number and variety of products that are sold directly to retail pharmacies, and the development of a network of private family hospitals, based on the Beijing United Family Hospital model, to serve China's growing middle class.  Management continues to develop this growth plan, the implementation of which will be contingent on a number of factors, including requisite financing.

Although the Company remains optimistic about the marketplace, there are some continuing uncertainties as to the direction of China's on-going political and economic reforms, the possibility for future devaluation of the Chinese or Hong Kong currencies, as well as China's relationship with the United States.  These uncertainties may influence the budgeting and purchasing process in China.  Any of the foregoing circumstances may impede trade with China, thus impairing the ability of the Company's customers to purchase the Company's products.  In the Company's view, China's entry into the World Trade Organization (WTO) in 2001 has made the risks from these uncertainties less significant.  Other possibly adverse circumstances include decreased funds available to Chinese end-users as a result of a general economic slowdown and increased competition from other American and European companies.

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

Government Control Over Economy

The government of China has exercised and continues to exercise substantial control over virtually every section of the Chinese economy through regulation and state ownership.   China's continued commitment to reform and the development of a vital private sector in that country have, to some extent, limited the practical effects of the control currently exercised by the government over business enterprises.  However, the economy continues to be subject to significant government controls which, if applied to business activities in which the Company engages could have a significant adverse impact on the Company.  For example, if the government were to limit the number of foreign personnel who could work in the country or were to substantially increase taxes on foreign businesses or were to impose any number of other possible types of limitations on the Company's operations, the Company could be subject to a significant adverse impact.

Legal System

China's legal system is a civil law system, which is based on written statutes and in which decided legal cases have little precedential value.  Moreover, China's legal system is still in the early stage of development and there are not sufficient numbers of trained judges or other legal professionals to manage disputes that may arise.  As a result, the administration of laws and regulations by government agencies in China may be subject to considerable discretion, which may cause uncertainty with respect to certain legal aspects of the Company's operations.

Foreign Trade Corporations

In the sale of its capital equipment to China, the Company must make most of its sales through foreign trade corporations ("FTCs").   Although purchasing decisions are made by the end-user, which is obligated to pay the applicable purchase prices, the Company enters into a formal purchase contract only with the FTC.  By virtue of its direct contractual relationship with the FTC, rather than the end-user, the Company is to some extent dependent upon the continuing existence of and contractual compliance by the FTC until the particular transaction is completed.

Financing for Shanghai Hospital

The Company has made commitments for the lease of the building for its Shanghai hospital.  Fulfillment of this commitment is dependent upon the Company locating a source of financing for the hospital.  The Company believes that arranging the financing will be accomplished during 2002.  However, should this prove not to be the case, the Company will have to renegotiate its lease commitments in Shanghai.

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

Revenue Recognition

Sales and most commissions are recognized upon product shipment. Costs associated with installation, after-sale servicing and warranty are not significant and are recognized in cost of sales as they are incurred.  Revenues related to services provided by BJU are recognized in the period such services are provided. Costs associated with such services are recognized in the period such costs are incurred.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

The exhibits listed below are filed as a part of this quarterly report:

(a)

Exhibits

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

4.2

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

10.7

Amendments Numbers One, Two and Three to the Lease Agreement between the School of Posts and Telecommunications and the Company dated November 8, 1995, each such amendment dated November 26, 1996. Incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997.

10.8

Lease Agreement dated May 10, 1998, between the School of Posts and Telecommunications and the Company relating to the lease of additional space. Incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998.

10.9

Contractual Joint Venture Contract between the Chinese Academy of Medical Sciences Union Medical & Pharmaceutical Group Beijing Union Medical & Pharmaceutical General Corporation and the Company, dated September 27, 1995. Incorporated by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995.

10.10

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

10.12

Second amendment to lease, dated as of November 24, 2000, between the Company and Central Properties Limited Partnership, relating to the extension of the lease term for the Company's Bethesda, Maryland offices.  Incorporated by reference to Exhibit 10.19 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

10.13

Employment Agreement, dated as of September 1, 2001, between the Company and Roberta Lipson.  Incorporated by reference to Exhibit 10.20 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

10.14

Employment Agreement, dated as of September 1, 2001, between the Company and Elyse Beth Silverberg.  Incorporated by reference to Exhibit 10.21 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

10.15

Employment Agreement, dated as of September 1, 2001, between the Company and Lawrence Pemble.  Incorporated by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

10.16

Employment Agreement, dated as of September 1, 2001, between the Company and Robert C. Goodwin, Jr.  Incorporated by reference to Exhibit 10.23 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

10.17

Contractual Joint Venture Contract between Shanghai Changning District Central Hospital and the Company, dated February 9, 2002.  Incorporated by reference to Exhibit 10.24 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

10.18

Lease Agreement between Shanghai Changning District Hospital and the Company related to the lease of the building for Shanghai United Family Hospital.  Incorporated by reference to Exhibit 10.25 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

21.1

List of subsidiaries. Incorporated by reference to Exhibit 10.25 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

- -- -- -- -- -- -- -- -- --

* Confidential treatment has been granted as to a portion of this Exhibit.

+ English translation of summary from Chinese original.

 (b)   Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended March 31, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

U.S.-CHINA INDUSTRIAL EXCHANGE, INC.

Dated: May 14, 2002

By: /S/ Lawrence Pemble

Lawrence Pemble

Executive Vice President Finance and Business Development

Dated: May 14, 2002

By: /S/ Ronald Zilkowski

Ronald Zilkowski

Senior Vice President Finance and Corporate Controller