Form 10-Q
period 2002-06-30
US CHINA INDUSTRIAL EXCHANGE INC
filed 2002-08-14
CIK 922717

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-24624

CHINDEX INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

Formerly known as U.S.-China Industrial Exchange, Inc.
DELAWARE (State or other Jurisdiction of Incorporation or Organization)	13-3097642 (I.R.S. Employer Identification Number)
7201 Wisconsin Avenue, Bethesda, Maryland (Address of principal executive offices)	20814 (Zip Code)

(301) 215-7777
(Registrant's telephone number)

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes /x/  No / /

    The number of shares of the Registrant's Common Stock outstanding as of August 1, 2002 was 666,644 share of Common Stock and 193,750 shares of Class B Common Stock.

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements

CHINDEX INTERNATIONAL, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
	June 30, 2002 Unaudited	December 31, 2001 (Note 1)
ASSETS
Current assets:

Cash and cash equivalents
	$ 4,216,000	$5,459,000
Trade accounts receivable, less allowance for doubtful accounts of $604,000	12,289,000	12,932,000
Inventories, net	7,819,000	7,365,000
Income taxes receivable	189,000	165,000
Deferred tax	1,040,000	232,000
Other current assets	1,787,000	1,668,000
Total current assets	27,340,000	27,821,000
Property and equipment, net	5,242,000	4,751,000
Other	676,000	797,000
Total assets	$ 33,258,000	$33,369,000
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$ 17,550,000	$ 18,643,000
Accrued contract training	884,000	915,000

Short term loan payable
	1,510,000	200,000
Total current liabilities	19,944,000	19,758,000
Total liabilities	19,944,000	19,758,000
Stockholders' equity:
Preferred stock, $.01 par value, authorized 5,000,000, none issued	- -	- -
Common stock, $.01 par value, 30,000,000 shares authorized (including 2,000,000 designated Class B):
Common stock - -issued and outstanding 666,644 in 2002 and 657,319 in 2001	7,000	7,000
Class B stock - -193,750 issued and outstanding in each period	2,000	2,000
Additional capital	17,384,000	17,303,000
Foreign currency equity translation adjustment	13,000	(8,000)
Accumulated deficit	(4,092,000)	(3,693,000)
Total stockholders' equity	13,314,000	13,611,000
Total liabilities and stockholders' equity	$33,258,000	$33,369,000

The accompanying notes are an integral part of the financial statements.

CHINDEX INTERNATIONAL, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001

Total sales and service revenue	$14,968,000	$ 13,201,000	$ 30,546,000	$ 23,807,000

Cost and Expenses
Cost of goods and services sold	9,995,000	8,986,000	20,917,000	15,935,000
Salaries and payroll taxes	3,455,000	2,502,000	6,498,000	4,678,000
Travel and entertainment	540,000	533,000	977,000	874,000

Other	1,575,000	1,449,000	3,044,000	2,596,000
Loss from operations	(597,000)	(269,000)	(890,000)	(276,000)
Minority interest	(23,000)	(4,000)	(23,000)	(9,000)
Other (expenses) and income
Interest expense	(7,000)	(2,000)	(11,000)	(4,000)
Interest income	12,000	36,000	27,000	80,000
Miscellaneous (expenses) income - net	3,000	99,000	(20,000)	198,000
(Loss) income before income taxes	(612,000)	(140,000)	(917,000)	(11,000)
Benefit from (provision for) income taxes	405,000	(85,000)	518,000	(189,000)
Net (loss) income	$(207,000)	$(225,000)	$ (399,000)	$ (200,000)
Net (loss) income per common share - basic and diluted	$ (0.24)	$ (0.26)	$ (0.47)	$ (0.23)
Weighted average shares outstanding - basic and diluted	859,861	851,069	856,062	851,069

The accompanying notes are an integral part of the financial statements.

CHINDEX INTERNATIONAL, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
	Six months ended June 30,
	2002	2001
OPERATING ACTIVITIES
Net loss	$ (399,000)	$(200,000)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	487,000	348,000
Inventory write-down	87,000	75,000
Changes in operating assets and liabilities:
Trade receivables	643,000	6,590,000
Inventories	(541,000)	(406,000)
Income taxes receivable/deferred	(832,000)	(129,000)
Other current assets	(119,000)	142,000
Other assets	161,000	18,000
Accounts payable and other liabilities	(1,125,000)	(5,876,000)
Income Taxes Payable	0	60,000
Net cash (used in) provided by operating activities	(1,638,000)	622,000

INVESTING ACTIVITIES
Investment in joint venture	(40,000)	0
Purchases of property and equipment	(977,000)	(1,141,000)
Net cash used in investing activities	(1,017,000)	(1,141,000)

FINANCING ACTIVITIES
Proceeds from short term loan payable	1,310,000	1,097,000
Exercise of stock options	81,000	0
Net cash provided by financing activities	1,391,000	0

Effect of foreign exchange rate changes on cash and cash equivalents	21,000	(8,000)
Net (decrease) increase in cash and cash equivalents	(1,243,000)	570,000
Cash and cash equivalents at beginning of period	5,459,000	3,785,000
Cash and cash equivalents at end of period	$ 4,216,000	$ 4,355,000

The accompanying notes are an integral part of the financial statements.

 CHINDEX INTERNATIONAL, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 1. BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements of Chindex International, Inc. (the ''Company'') have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.

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

Note 2. INVENTORIES

June 30,

December 31,

2002

2001

Merchandise inventory

$5,424,000

$4,805,000

Healthcare services inventory

173,000

234,000

Demonstration inventory, net

511,000

597,000

Parts and peripheral inventory

1,711,000

1,729,000

$7,819,000

$7,365,000

Note 3. PROPERTY AND EQUIPMENT

June 30,

December 31,

2002

2001

Furniture and equipment

$5,014,000

$4,594,000

Vehicles

109,000

109,000

Leasehold improvements

4,168,000

3,610,000

9,290,000

8,313,000

Less: accumulated depreciation and amortization

4,049,000

3,562,000

$5,242,000

$4,751,000

Note 4. NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted Loss Per Share (LPS) for the periods indicated:

For the six months ended June 30, 2002

 Net Loss
(Numerator)

 Shares
(Denominator)

 Per-Share
Amount

Net loss/Basic LPS

$(399,000)

856,062

$(0.47)

Effect of dilutive securities:

Warrants and options

- -

- -

 - -

Net loss/Diluted LPS

$(399,000)

856,062

$(0.47)

For the six months ended June 30, 2001

 Net Loss
(Numerator)

 Shares
(Denominator)

 Per-Share
Amount

Net loss/Basic LPS

$(200,000)

851,069

$(0.23)

Effect of dilutive securities:

Warrants and options

- -

- -

 - -

Net loss/Diluted LPS

$(200,000)

851,069

$(0.23)

Note 5. SEGMENT INFORMATION

As a result of the growth of the Healthcare Products Distribution unit the Company has split its Healthcare Products segment.  The Company now has three reportable segments: Medical Capital Equipment, Healthcare Products Distribution and Healthcare Services.  The Company evaluates performance and allocates resources based on profit or loss from operations before income taxes, not including gains or losses on the Company's investment portfolio.

For the quarter ended June 30, 2002:

Capital Medical Equipment

Healthcare Products Distribution

Healthcare Services

Total

Assets

$15,243,000

$9,568,000

$8,447,000

$33,258,000

Sales and service revenue

$4,637,000

$6,905,000

$3,426,000

$14,968,000

Gross Profit

1,020,000

982,000

n/a

n/a

Gross Profit %

22%

14%

n/a

n/a

(Loss) income from operations

$(734,000)

$(227,000)

$364,000

$(597,000)

Other income/(expense), net

8,000

Minority interest

(23,000)

Loss before taxes

$(612,000)

For the quarter ended June 30, 2001:

Capital Medical Equipment

Healthcare Products Distribution

Healthcare Services

Total

Assets

$14,175,000

$10,927,000

$6,469,000

$31,571,000

Sales and service revenue

$6,249,000

$4,760,000

$2,192,000

$13,201,000

Gross Profit

1,730,000

635,000

n/a

n/a

Gross Profit %

28%

13%

n/a

n/a

Income (loss) from operations

$10,000

$(476,000)

$217,000

$(269,000)

Other income/(expense), net

133,000

Minority interest

(4,000)

Loss before taxes

$(140,000)

Inter-segment transactions were eliminated for the three months ended June 30, 2002 and 2001.

For the six months ended June 30, 2002:

Capital Medical Equipment

Healthcare Products Distribution

Healthcare Services

Total

Assets

$15,243,000

$9,568,000

$8,447,000

$33,258,000

Sales and service revenue

$11,290,000

$13,031,000

$6,225,000

$30,546,000

Gross Profit

2,455,000

1,748,000

n/a

n/a

Gross Profit %

22%

13%

n/a

n/a

(Loss) income from operations

$(908,000)

$(388,000)

$406,000

$(890,000)

Other income/(expense), net

(4,000)

Minority interest

(23,000)

Loss before taxes

$(917,000)

For the six months ended June 30, 2001:

Capital Medical Equipment

Healthcare Products Distribution

Healthcare Services

Total

Assets

$14,175,000

$10,927,000

$6,469,000

$31,571,000

Sales and service revenue

$10,643,000

$9,110,000

$4,054,000

$23,807,000

Gross Profit

3,295,000

1,179,000

n/a

n/a

Gross Profit %

31%

13%

n/a

n/a

Income (loss) from operations

$141,000

$(766,000)

$349,000

$(276,000)

Other income/(expense), net

274,000

Minority interest

(9,000)

Income before taxes

$(11,000)

Inter-segment transactions were eliminated for the six months ended June 30, 2002 and 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Three months ended June 30, 2002 compared to three months ended June 30, 2001

The Company's revenues for the three months ended June 30, 2002 were $14,968,000, up 13% from the three months ended June 30, 2001 revenues of $13,201,000.  Included in the revenues for the earlier period was $1,672,000 attributable to sales (the "Prior Quarter Financed Sales") sourced by the Company for its customers.  The Company believes that this type of financing is important to its customers and will continue to try to source such financings in the future. These financings can be very complex and their timing and impact on the Company's results are difficult to predict (see "Timing of Revenues").

The Company recorded a net loss of $207,000 for the three months ended June 30, 2002, as compared to a net loss of $225,000 for the three months ended June 30, 2001.

Capital Medical Equipment Segment

The capital medical equipment segment is the Company's original core business, exporting top quality Western capital medical equipment to the China market.  In the three months ended June 30, 2002 this segment had revenues of $4,637,000, a 26% decrease from revenues of $6,249,000 in the three months ended June 30, 2001.  The decrease was primarily attributable to the Prior Quarter Financed Sales, while there were no such sales facilitated by such loans in the recent period.  The period to period revenues of this segment fluctuate due to financing programs from time to time facilitated by the Company and due to fluctuating hospital purchasing cycles in China.  The U.S. Dollar-based sales of capital medical equipment are often contingent on financing (see "Timing of Revenues").

Gross profit in the three months ended June 30, 2002 decreased to $1,020,000 from $1,730,000 in the three months ended June 30, 2001. As a percentage of revenues, gross profit from the capital medical equipment segment for the recent period was 22% as compared to 28% in the prior period.  The gross profit in the three months ended June 30, 2001 reflected a different mix of revenue sources having different profit margins.  Competitive factors such as the timing and composition of major tenders as well as the ongoing competitive pricing pressures due to Chinese government tendering regulations in the sale of capital medical equipment in the recent period yielded lower margins on such sales.

Expenses for the capital medical equipment segment in the three months ended June 30, 2002 increased to $1,754,000 from $1,641,000 in the three months ended June 30, 2001, and as a percentage of revenues over the period increased to 38% from 26%.  Salaries for the segment in the three months ended June 30, 2002 increased by $221,000 from the three months ended June 30, 2001, and as a percentage of revenues over the period increased to 14% from 7%.  The salary increase was primarily due to increased payroll benefits mandated by the Chinese government.  In addition, travel and entertainment expenses for the segment decreased $21,000 (but increased as a percentage of revenues, to 7% from 6%) and other costs decreased $87,000 over the three months, primarily due to decreased promotion fees and reduced administrative expense allocation.

Healthcare Products Distribution Segment

The healthcare products distribution segment, consisting of medical consumables and personal healthcare products, had revenues growth of 45% to $6,905,000 in the three months ended June 30, 2002, from the three months ended June 30, 2001 revenues of $4,760,000.  These local currency sales of medical consumables and personal healthcare products are made from inventories maintained locally in China (see Foreign Currency Exchange) to a network of sub-dealers and pharmacies.

Gross profit in the three months ended June 30, 2002 rose to $982,000 from $635,000 in the three months ended June 30, 2001. As a percentage of revenue, gross profit from the healthcare products segment for the recent period was 14% as compared to 13% in the prior period.

Expenses for the healthcare products distribution segment in the three months ended June 30, 2002 increased to $1,209,000 from $1,111,000 in the three months ended June 30, 2001, but decreased as a percentage of revenues over the periods from 23% to 18%.  Salaries for the segment increased $113,000 (but remained flat as a percentage of revenues over the period at 7%) primarily due to increased payroll benefits mandated by the Chinese government.  In addition, travel and entertainment expense for the segment increased $18,000 (but was flat at 1% of revenue for both periods) and other costs decreased $33,000.

Healthcare Services Segment

The healthcare services segment consists of a Western style primary care hospital and outpatient facility, the Beijing United Family Hospital (''BJU''). For the three months ended June 30, 2002, the revenues from this segment were $3,426,000, an increase of 56% over the three months ended June 30, 2001 revenues of $2,192,000.  During the recent period, the hospital continued to expand the services offered, which contributed to increased patient visits as well as increased inpatient stays over the three months.  Healthcare services costs increased for the three months ended June 30, 2002 to $3,062,000, a 50% increase over the three months ended June 30, 2001 costs of $2,038,000.  This increase was due primarily to the costs associated with increased services offered.  The hospital is currently expanding its present facility to include space formerly occupied by a sublease tenant (see Liquidity and Capital Resources) and continues to explore the possibility of additional satellite clinics to serve as referral sites to its hospital.  Salaries increased by $652,000 (salaries were 47% and 43% of revenue for the three months ended June 30, 2002 and 2001, respectively), with all other costs increasing $372,000, including increases of $113,000 in supplies, $63,000 in rent and $29,000 in office expenses. The salary increases resulted from increased staffing for the emergency room and for other expanded facilities as well as additional payroll benefits.

Minority Interest

Minority interest in the net income of BJU amounted to $23,000 for the three months ended June 30, 2002 and $4,000 for the three months ended June 30, 2001.  This income is directly related to the local entity profitability of the hospital.

Other Income and Expenses

Other expense (other than interest) for the three months ended June 30, 2002 was $3,000, compared to other income of $99,000 for the three months ended June 30, 2001.  The prior period other income was derived from a sublease of space in the building housing BJU that ended on December 31, 2001.  In 2001, income attributable to this sublease was approximately $550,000.  The part of the building that was sublet is now being renovated as part of the hospital expansion.  Although the Company does not anticipate sublease revenues in 2002, it nevertheless anticipates that once the space is renovated and put into service for use by BJU, the Company will recognize additional revenues through the expanded operations of BJU, which additional revenues may offset part or all of the loss of income from the sublease.

Taxes

As of the end of 2001 the Company had substantially completed a global restructuring.  The Company is modifying inter-company relationships to better accommodate its predominantly Chinese operations.  This restructuring was motivated, in part, by the Company's desire to "incorporate" various functions previously operated as divisions or branches of the Company and, in part, by the Company's intent to expand its presence in the direct healthcare market by opening an additional hospital.

As a result of this restructuring the Company expects to make use of a portion of its U.S. federal net operating losses.  The Company recorded a $405,000 benefit from taxes for the three months ended June 30, 2002 as compared to a provision for taxes of $85,000 for the three months ended June 30, 2001.  This tax computation is in line with current accounting standards but assumes a certain level of future profitability.  The Company may have to reverse this treatment by the end of the year should current expectations not be fully met.

Six months ended June 30, 2002 compared to six months ended June 30, 2001

The Company's revenues for the six months ended June 30, 2002 were $30,546,000, up 28% from the six months ended June 30, 2001 revenues of $23,807,000.  Of these amounts, $2,002,000 in the recent period and $1,812,000 in the prior period, were due to sales (the "Prior Six Month Financed Sales") financed by loans sourced by the Company for its customers.  The Company believes that this type of financing is important to its customers and will continue to source such financings in the future. These financings can be very complex and their timing and impact on the Company's results are difficult to predict (see "Timing of Revenues").

The Company recorded a net loss of $399,000 for the six months ended June 30, 2002 , as compared to a net loss of $200,000 for the six months ended June 30, 2001.

Capital Medical Equipment Segment

In the six months ended June 30, 2002 this segment had revenues of $11,290,000, a 6% increase over the revenues of $10,643,000 in the six months ended June 30, 2001.  The six months-to-six months revenues of this segment fluctuate due to financing programs from time to time facilitated by the Company and due to fluctuating hospital purchasing cycles in China.  The increase for the six months ended June 30, 2002 was primarily attributable to the Prior Six Month Financed Sales, which were $2,002,000 in the recent period as compared to $1,812,000 in the prior period.  The U.S. Dollar-based sales of capital medical equipment are often contingent on financing (see "Timing of Revenues").

Gross profit in the six months ended June 30, 2002 decreased to $2,455,000 from $3,295,000 in the six months ended June 30, 2001. As a percentage of revenues, gross profit from the capital medical equipment segment for recent period was 22% as compared to 31% in the prior period.  The gross profit in the six months ended June 30, 2001 reflected a different mix of revenue sources having different profit margins.  In particular, in the recent period, the Company had substantially less service contract revenues than in the prior period, which revenues carry higher margins.  The reduction in these revenues over the six months resulted in part from sales of products under loans arranged by the Company for its customers, after which sales the Company is not required to provide warranty service.  In addition, competitive factors such as the timing and composition of major tenders as well as the ongoing competitive pricing pressures due to Chinese government tendering regulations in the sale of capital medical equipment in the recent six months yielded lower margins on such sales.  Based on historical gross profit levels, the results for the six months ended June 30, 2002 were low while the results for the six months ended June 30, 2001 were high.

Expenses for the capital medical equipment segment in the six months ended June 30, 2002 increased to $3,363,000 from $3,028,000 in the six months ended June 30, 2001, and as a percentage of revenues over the period increased to 30% from 28%.  Salaries for the segment in the six months ended June 30, 2002 increased by $272,000 from the six months ended June 30, 2001 and as a percentage of revenues over the period increased to 11% from 9%.  The salary increase was primarily due to increased payroll benefits mandated by the Chinese government.  In addition, travel and entertainment expenses for the segment increased $27,000 (but was flat at 5% of revenues in both six month periods) and other costs increased $36,000 over the six month period, primarily due to increased exhibition fees.

Healthcare Products Distribution Segment

The healthcare products distribution segment, consisting of medical consumables and personal healthcare products, had revenues growth of 43% to $13,031,000 in the six months ended June 30, 2002, from the six months ended June 30, 2001 revenues of $9,110,000.

Gross profit in the six months ended June 30, 2002 rose to $1,748,000 from $1,179,000 in the six months ended June 30, 2001. As a percentage of revenues, gross profit from the healthcare products distribution segment was flat at 13% of revenues for both periods.

Expenses for the healthcare products distribution segment in the six months ended June 30, 2002 increased to $2,136,000 from $1,945,000 in the six month period ended June 30, 2001, but decreased as a percentage of revenues over the six month period from 21% to 16%.  Salaries for the segment increased $171,000, but remained flat as a percentage of revenues over the six month periods at 6%.  The increase is primarily due to increased payroll benefits mandated by the Chinese government.  In addition, travel and entertainment expense for the segment increased $37,000 (but was flat at 1% of revenues for both six month periods) and other costs decreased $17,000.

Healthcare Services Segment

For the six months ended June 30, 2002, the revenues from this segment were $6,225,000, an increase of 54% over the six months ended June 30, 2001 revenues of $4,054,000.  During the recent period, the hospital continued to expand the services offered, which contributed to increased patient visits as well as increased inpatient stays over the six months.  Healthcare services costs during the six months ended June 30, 2002 were $5,819,000, an increase of 52% over the six months ended June 30, 2001 costs of $3,831,000.  This increase was due primarily to the costs associated with increased services offered.  The hospital is currently expanding its present facility to include space formerly occupied by a sublease tenant (see Liquidity and Capital Resources) and continues to explore the possibility of additional satellite clinics to serve as referral sites to its hospital.  Salaries increased by $1,355,000 (salaries were 50% and 43% of revenue for the six months ended June 30, 2002 and 2001, respectively), with all other costs increasing $633,000, including $143,000 in supplies, $126,000 in rent and $57,000 in office expenses.  The salary increases resulted from increased staffing for the emergency room and for other expanded facilities as well as additional payroll benefits.

Minority Interest

Minority interest in the net income of BJU amounted to $23,000 for the six months ended June 30, 2002 and $9,000 for the six months ended June 30, 2001.  This income is directly related to the local entity profitability of the hospital.

Other Income and Expenses

Other expense (other than interest) for the six months ended June 30, 2002 was $20,000, compared to other income of $198,000 for the six months ended June 30, 2001.  The prior period other income was derived from a sublease of space in the facility housing BJU that ended on December 31, 2001.  In 2001, income attributable to this sublease was approximately $550,000.  The part of the building that was sublet is now being renovated as part of the hospital expansion.  Although the Company does not anticipate any sublease revenues in 2002, it nevertheless anticipates that once the space is renovated and put into service for use by BJU, the Company will recognize additional revenues through the expanded operations of BJU.  Which additional revenues may offset part or all of the loss of income from the sublease.

Taxes

The Company recorded a $518,000 benefit from taxes for the six months ended June 30, 2002 as compared to a provision for taxes of $189,000 for the six months ended June 30, 2001.  This tax computation is in line with current accounting standards but assumes a certain level of future profitability.  The Company may have to reverse this treatment by the end of the year should current expectations not be fully met.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2002, total accounts receivable decreased by $643,000 compared to total accounts receivable on December 31, 2001. While the Company collected the loan project receivable from the end of the year, it was partially offset by shipment of the remainder of the loan project that will not be collected until the second half of 2002.  Other sales were comparable to the prior year.

Substantially all of the $1,125,000 decrease as of June 30, 2002 in accounts payable and accrued expenses was related to vendor payments for inventory.

As of June 30, 2002, inventories were $7,819,000, an increase of $454,000 from the December 31, 2001 balance of $7,365.000. This increase was mainly attributable to expanding inventory supply and currently limited vendor credit.

The Company has recorded a deferred tax asset of $1,040,000, or $808,000 over the prior year end balance.  The Company expects the tax situation to reverse by year end and almost all of the deferred tax will be reversed to a small tax payable.

As of June 30, 2002 the Company capitalized an additional $977,000 of improvements and equipment, primarily for the expansion of BJU.  The Company plans to continue to renovate the facility housing BJU during 2002.  The estimated cost of such renovation and related expenses is approximately $1,300,000 and will be primarily financed through internal cash flows, bank borrowings and vendor financing.

In June, 2002, BJU renewed and increased its short term financing arrangement in China with Hongkong Shanghai Banking Corp. ("HSBC") for up to $600,000 in revolving loans or standby credit.  As of June 30, 2002 the Company had fully utilized this facility and had $600,000 outstanding.  In addition, the Company also utilized its short term credit facility with Allfirst Bank, under which, as of June 30, 2002, the Company had $910,000 outstanding.

The Company received the business license for its Shanghai United Hospital on July 17, 2002.  Under Chinese law the Company is required to begin making its payment of registered capital for the hospital within 3 months of the receipt of the business license.  The Company's total registered capital obligation is $4 million, with the first payment of 15% of that amount, or $600,000, due by the end of October 2002.  In connection with the Company's efforts to locate additional funding to meet this investment obligation, the Company has been negotiating with a major supplier for the provision of extended credit terms for up to $4 million of purchases.  Such terms would allow the Company to defer payment on purchases from that supplier for up to two years and utilize the funds received from customers for the development of Shanghai United Hospital.  The arrangement would carry an interest component of 5%.  Preliminary agreement has been reached on this program but as of the date of this filing the final documentation has not been completed.  The Company anticipates finalizing this arrangement within a few weeks but there can be no assurances that the final documentation will be completed as contemplated or that any such financing will be consummated.

The Company continues to consider various other financing alternatives to satisfy its future expansion, capital improvements and equipment requirements.

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

In addition, the sales of certain products often require protracted sales efforts, long lead times and other time-consuming steps. Further, in light of the dependence of purchasers of capital equipment on the availability of credit, the timing of sales may depend upon the timing of the Company's or its purchasers' abilities to arrange for credit sources, including Export-Import Bank or other loan financing. As a result, the Company's operating results have varied and are expected to continue to vary from period to period and year to year.  In addition, a relatively limited number of orders and shipments may constitute a meaningful percentage of the Company's revenue in any one period. As a result, a relatively small reduction in the number of orders can have a material impact on the Company's revenues in any year. Furthermore, because the Company recognizes revenues and expenses as products are shipped, the timing of shipments could affect the Company's operating results for a particular period.  At the same time, a growing percentage of the Company's revenues are attributable to hospital services and local currency sales through the Healthcare Products Distribution Segment, both of which have more even revenue streams.

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

The Company's growth plan includes continuing expansion of the Capital Medical Equipment Segment, rapid expansion of the Healthcare Products Distribution Segment product portfolio, with an emphasis on increasing the number and variety of products that are sold directly to retail pharmacies, and the development of a network of private family hospitals, based on the BJU model, to serve China's growing middle class.  Management continues to develop this growth plan, the implementation of which will be contingent on a number of factors, including requisite financing.

Although the Company remains optimistic about the marketplace, there are some continuing uncertainties as to the direction of China's on-going political and economic reforms, the possibility for future devaluation of the Chinese or Hong Kong currencies, as well as China's relationship with the United States.  These uncertainties may influence the budgeting and purchasing process in China.  Any of the foregoing circumstances may impede trade with China, thus impairing the ability of the Company's customers to purchase the Company's products and services.  In the Company's view, China's entry into the World Trade Organization in 2001 has made the risks from these uncertainties less significant.  Other possibly adverse circumstances include decreased funds available to Chinese end-users as a result of a general economic slowdown and increased competition from other American and European companies.

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

Certain of the Company's accounting policies require higher degrees of judgment than others in their application. These include revenue recognition, estimation of useful lives of long-term assets, income tax recognition of deferred tax items and accruals and contingencies.

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

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

The exhibits listed below are filed as a part of this quarterly report:

(a)

Exhibits

3.1

Certificate of Incorporation of the Company. Incorporated by reference to Annex B to the Company's Proxy Statement on Schedule 14A, filed with the Securities and Exchange Commission on or about June 7, 2002 (the "Proxy Statement")

3.2

By-laws of the Company. Incorporated by reference to Annex C to the Proxy Statement.

4.1

Form of Specimen Certificate of the Company's Common Stock. Incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form SB-2 (No. 33-78446) (the "IPO Registration Statement").

4.2

Form of Specimen Certificate of Class B Common Stock Certificate. Incorporated by reference to Exhibit 4.3 to the IPO Registration Statement.

10.1

The Company's 1994 Stock Option Plan, as amended as of July 17, 2001. Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the six months ended June 30, 2001.

10.2

Lease Agreement, dated as of March 1994, between the Company and Central Properties Limited Partnership, relating to the Company's Bethesda, Maryland facility. Incorporated by reference to Exhibit 10.4 to the IPO Registration Statement.

10.3

First Amendment to Lease, dated as of June 26, 1996, between the Company and Central Properties Limited Partnership, relating to additional space at the Company's Bethesda, Maryland facility. Incorporated by reference to Exhibit 10.5 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997.

10.4

Lease Agreement between the School of Posts and Telecommunications and the Company dated November 8, 1995. Incorporated by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995.

10.5

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

10.7

Contractual Joint Venture Contract between the Chinese Academy of Medical Sciences Union Medical & Pharmaceutical Group Beijing Union Medical & Pharmaceutical General Corporation and the Company, dated September 27, 1995. Incorporated by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995.

10.8

First Investment Loan Manager Demand Promissory Note dated July 10, 1997 between First National Bank of Maryland and Chindex, Inc. Incorporated by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997.

10.9

Distribution Agreement dated October 11, 2001 between Siemens AG and the Company, Incorporated by reference to Exhibit 10.18 to the Company's Quarterly Report on Form 10-Q for the nine months ended September 30, 2001.

10.10

Second amendment to lease, dated as of November 24, 2000, between the Company and Central Properties Limited Partnership, relating to the extension of the lease term for the Company's Bethesda, Maryland offices.  Incorporated by reference to Exhibit 10.19 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

10.11

Employment Agreement, dated as of September 1, 2001, between the Company and Roberta Lipson.  Incorporated by reference to Exhibit 10.20 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

10.12

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

10.17

Lease Agreement between China Arts & Crafts Import & Export Corporation and Chindex (Beijing) Consulting Incorporated related to the lease of the building for the Company's main office in Beijing+, (filed herewith)

21.1

List of subsidiaries, (filed herewith)

99.1

Certification of the Company's Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

99.2

Certification of the Company's Executive Vice President Finance Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

- -- -- -- -- -- -- -- -- --

* Confidential treatment has been granted as to a portion of this Exhibit.

+ English translation of summary from Chinese original.

 (b)   Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHINDEX INTERNATIONAL, INC.

Dated: August 14, 2002

By: /S/ Lawrence Pemble

Lawrence Pemble

Executive Vice President Finance and Business Development

Dated: August 14, 2002

By: /S/ Ronald Zilkowski

Ronald Zilkowski

Senior Vice President Finance and Corporate Controller