Form 10-Q/A
period 2002-06-30
CHINDEX INTERNATIONAL INC
filed 2002-11-14
CIK 922717

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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

Explanatory Note:

This Form 10-Q/A corrects a math error for a $102,000 tax entry that was added not subtracted, in the Company's quarterly financial statements for the three-month and six-month periods ended June 30, 2002.  The correction results in a net loss of $411,000 (rather than $207,000) for the three-month period and a net loss of $603,000 (rather than 399,000) for the six-month period.  In accordance with the applicable rules under the Securities and Exchange Act of 1934, the Company has amended and restated in its entirety each item of the Company's Form 10-Q for the quarter ended June 30, 2002 that has been affected by the correction.

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

CHINDEX INTERNATIONAL, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

 June 30, 2002
Unaudited

 December 31, 2001
(Note 1)

ASSETS

Current assets:

Cash and cash equivalents

 $ 4,216,000

 $ 5,459,000

Trade accounts receivable, less allowance for doubtful accounts of $604,000

  12,289,000

 12,932,000

Inventories, net

 7,819,000

 7,365,000

Income taxes receivable

 189,000

 165,000

Deferred tax

 836,000

 232,000

Other current assets

 1,787,000

 1,668,000

Total current assets

 27,136,000

 27,821,000

Property and equipment, net

 5,242,000

 4,751,000

Other

 676,000

 797,000

Total assets

 $ 33,054,000

 $ 33,369,000

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

Additional capital

 17,384,000

 17,303,000

Foreign currency equity translation adjustment

 13,000

 (8,000)

Accumulated deficit

 (4,296,000)

 (3,693,000)

Total stockholders' equity

 13,110,000

 13,611,000

Total liabilities and stockholders' equity

 $ 33,054,000

 $ 33,369,000

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

(140,000)

(917,000)

 (11,000)

Benefit from (provision for) income taxes

 201,000

 (85,000)

  314,000

 (189,000)

Net (loss) income

$(411,000)

 $(225,000)

$ (603,000)

$ (200,000)

Net (loss) income per common share - basic and diluted

 $ (0.48)

 $ (0.26)

 $ (0.70)

 $ (0.23)

Weighted average shares outstanding - basic and diluted

 859,861

 851,069

 856,062

 851,069

The accompanying notes are an integral part of the financial statements.

CHINDEX INTERNATIONAL, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

Six months ended June 30,

2002

2001

OPERATING ACTIVITIES

Net loss

 $ (603,000)

 $(200,000)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:

Depreciation

 487,000

 348,000

Inventory write-down

 87,000

 75,000

Changes in operating assets and liabilities:

Trade receivables

 643,000

 6,590,000

Inventories

 (541,000)

 (406,000)

Income taxes receivable/deferred

(628,000)

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

$5,242,000

$4,751,000

Note 4. NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted Loss Per Share (LPS) for the periods indicated:

For the six months ended June 30, 2002

 Net Loss
(Numerator)

 Shares
(Denominator)

 Per-Share
Amount

Net loss/Basic LPS

$(603,000)

856,062

$(0.70)

Effect of dilutive securities:

Warrants and options

- -

- -

 - -

Net loss/Diluted LPS

$(603,000)

856,062

$(0.70)

For the six months ended June 30, 2001

 Net Loss
(Numerator)

 Shares
(Denominator)

 Per-Share
Amount

Net loss/Basic LPS

$(200,000)

851,069

$(0.23)

Effect of dilutive securities:

Warrants and options

- -

- -

 - -

Net loss/Diluted LPS

$(200,000)

851,069

$(0.23)

Note 5. SEGMENT INFORMATION

As a result of the growth of the Healthcare Products Distribution unit the Company has split its Healthcare Products segment.  The Company now has three reportable segments: Capital Medical Equipment, Healthcare Products Distribution and Healthcare Services.  The Company evaluates performance and allocates resources based on profit or loss from operations before income taxes, not including gains or losses on the Company's investment portfolio.

For the quarter ended June 30, 2002:

Capital Medical Equipment

Healthcare Products Distribution

Healthcare Services

Total

Assets

$15,039,000

$9,568,000

$8,447,000

$33,054,000

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

$15,039,000

$9,568,000

$8,447,000

$33,054,000

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

The Company recorded a net loss of $411,000 for the three months ended June 30, 2002, as compared to a net loss of $225,000 for the three months ended June 30, 2001.

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

As a result of this restructuring the Company expects to make use of a portion of its U.S. federal net operating losses.  The Company recorded a $201,000 benefit from taxes for the three months ended June 30, 2002 as compared to a provision for taxes of $85,000 for the three months ended June 30, 2001.  This tax computation is in line with current accounting standards but assumes a certain level of future profitability.  The Company may have to reverse this treatment by the end of the year should current expectations not be fully met.

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

The Company recorded a net loss of $603,000 for the six months ended June 30, 2002 , as compared to a net loss of $200,000 for the six months ended June 30, 2001.

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

Taxes

The Company recorded a $314,000 benefit from taxes for the six months ended June 30, 2002 as compared to a provision for taxes of $189,000 for the six months ended June 30, 2001.  This tax computation is in line with current accounting standards but assumes a certain level of future profitability.  The Company may have to reverse this treatment by the end of the year should current expectations not be fully met.

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

The Company has recorded a deferred tax asset of $836,000, or $604,000 over the prior year end balance.  The Company expects the tax situation to reverse by year end and almost all of the deferred tax will be reversed to a small tax payable.

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

10.17

Lease Agreement between China Arts & Crafts Import & Export Corporation and Chindex (Beijing) Consulting Incorporated related to the lease of the building for the Company's main office in Beijing+.  Incorporated by reference to Exhibit 10.17 to the Company's Quarterly Report on Form 10-Q for the six months ended June 30, 2002.

21.1

List of subsidiaries.  Incorporated by reference to Exhibit 21.1 to the Company's Quarterly Report on Form 10-Q for the six months ended June 30, 2002.

99.1

Certification of the Company's Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

99.2

Certification of the Company's Executive Vice President Finance Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

99.3

Certification of the Company's Principal Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

99.4

Certification of the Company's Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

99.5

Certification of the Company's Executive Vice President Finance Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

99.6

Certification of the Company's Principal Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

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

Dated: November 13, 2002

By: /S/ Lawrence Pemble

Lawrence Pemble

Executive Vice President Finance and Business Development

Dated: November 13, 2002

By: /S/ Ronald Zilkowski

Ronald Zilkowski

Senior Vice President Finance and Corporate Controller