Form 10-Q
period 2002-09-30
CHINDEX INTERNATIONAL INC
filed 2002-11-14
CIK 922717

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

(301) 215-7777
(Registrant's telephone number)

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes /x/  No / /

    The number of shares of the Registrant's Common Stock outstanding as of November 1, 2002 was 733,308 shares of Common Stock and 193,750 shares of Class B Common Stock.

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements

CHINDEX INTERNATIONAL, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
	September 30, 2002 Unaudited	December 31, 2001 (Note 1)
ASSETS
Current assets:

Cash and cash equivalents
	$ 3,164,000	$ 5,459,000
Trade accounts receivable, less allowance for doubtful accounts of $848,000 in 2002 and $604,000 in 2001	13,727,000	12,932,000
Inventories, net	9,122,000	7,365,000
Income taxes receivable	129,000	165,000
Deferred tax	799,000	232,000
Other current assets	1,816,000	1,668,000
Total current assets	28,757,000	27,821,000
Property and equipment, net	5,679,000	4,751,000
Other	837,000	797,000
Total assets	$ 35,273,000	$ 33,369,000
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$ 17,745,000	$ 18,643,000
Accrued contract training	846,000	915,000

Short term loan payable
	1,956,000	200,000
Total current liabilities	20,547,000	19,758,000
Long-term accounts payable	1,442,000
Total liabilities	21,989,000	19,758,000
Stockholders' equity:
Preferred stock, $.01 par value, authorized 5,000,000, none issued	- -	- -
Common stock, $.01 par value, 30,000,000 shares authorized (including 2,000,000 designated Class B):
Common stock - -issued and outstanding 733,308 in 2002 and 657,319 in 2001	7,000	7,000
Class B stock - -193,750 issued and outstanding in each period	2,000	2,000
Additional capital	17,384,000	17,303,000
Foreign currency equity translation adjustment	12,000	(8,000)
Accumulated deficit	(4,121,000)	(3,693,000)
Total stockholders' equity	13,284,000	13,611,000
Total liabilities and stockholders' equity	$ 35,273,000	$ 33,369,000

The accompanying notes are an integral part of the financial statements.

CHINDEX INTERNATIONAL, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001

Total sales and service revenue	$17,801,000	$ 13,447,000	$ 48,347,000	$ 37,254,000

Cost and Expenses
Cost of goods and services sold	11,440,000	9,040,000	32,357,000	24,975,000
Salaries and payroll taxes	3,392,000	2,559,000	9,890,000	7,237,000
Travel and entertainment	670,000	544,000	1,647,000	1,418,000

Other	1,796,000	1,256,000	4,840,000	3,852,000
Income (loss) from operations	503,000	48,000	(387,000)	(228,000)
Minority interest	(6,000)	(5,000)	(29,000)	(14,000)
Other (expenses) and income
Interest expense	(16,000)	(5,000)	(27,000)	(9,000)
Interest income	7,000	24,000	34,000	105,000
Miscellaneous (expenses) income - net	(88,000)	116,000	(109,000)	314,000
Income (loss) before income taxes	400,000	178,000	(518,000)	168,000
(Provision for) benefit from income taxes	(224,000)	(69,000)	90,000	(259,000)
Net income (loss)	$ 176,000	$109,000	$(428,000)	$ (91,000)
Net income (loss) per common share - basic	$ 0.19	$ 0.13	$(0.49)	$ (0.11)
Weighted average shares outstanding - basic	917,429	851,069	876,610	851,069
Net income (loss) per common share - diluted	$ 0.18	$ 0.12	$(0.49)	$ (0.11)
Weighted average shares outstanding - diluted	958,730	886,392	876,610	851,069

The accompanying notes are an integral part of the financial statements.

CHINDEX INTERNATIONAL, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
	Nine months ended September 30,
	2002	2001
OPERATING ACTIVITIES
Net loss	$(428,000)	$(91,000)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	742,000	547,000
Inventory write-down	131,000	115,000
Provision for doubtful accounts	244,000	0
Deferred taxes	(567,000)	0
Changes in operating assets and liabilities:
Trade receivables	(1,039,000)	6,586,000
Inventories	(1,888,000)	(140,000)
Income taxes receivable	36,000	(108,000)
Other current assets	(148,000)	(148,000)
Other assets	0	(36,000)
Accounts payable and other liabilities	(967,000)	(5,038,000)
Income Taxes Payable	0	8,000
Net cash (used in) provided by operating activities	(3,884,000)	1,695,000

INVESTING ACTIVITIES
Investment in joint venture	(40,000)	0
Purchases of property and equipment	(1,670,000)	(1,424,000)
Net cash used in investing activities	(1,710,000)	(1,424,000)

FINANCING ACTIVITIES
Proceeds from short term loan payable	1,756,000	945,000
Long term accounts payable	1,442,000	0
Exercise of stock options	81,000	0
Net cash provided by financing activities	3,279,000	945,000

Effect of foreign exchange rate changes on cash and cash equivalents	20,000	(8,000)
Net (decrease) increase in cash and cash equivalents	(2,295,000)	1,208,000
Cash and cash equivalents at beginning of period	5,459,000	3,785,000
Cash and cash equivalents at end of period	$ 3,164,000	$ 4,993,000

The accompanying notes are an integral part of the financial statements.

 CHINDEX INTERNATIONAL, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 1. BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements of Chindex International, Inc. (the ''Company'') have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.

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

Note 2. INVENTORIES

September 30,

December 31,

2002

2001

Merchandise inventory

$6,537,000

$4,805,000

Healthcare services inventory

197,000

234,000

Demonstration inventory, net

650,000

597,000

Parts and peripheral inventory

1,738,000

1,729,000

$9,122,000

$7,365,000

Note 3. PROPERTY AND EQUIPMENT

September 30,

December 31,

2002

2001

Furniture and equipment

$5,447,000

$4,594,000

Vehicles

109,000

109,000

Leasehold improvements

4,427,000

3,610,000

9,983,000

8,313,000

Less: accumulated depreciation and amortization

4,304,000

3,562,000

$5,679,000

$4,751,000

Note 4. NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted Loss Per Share (LPS) for the periods indicated:

For the nine months ended September 30, 2002

 Net Loss
(Numerator)

 Shares
(Denominator)

 Per-Share
Amount

Net loss/Basic LPS

$(428,000)

876,610

$(0.49)

Effect of dilutive securities:

Warrants and options

- -

- -

 - -

Net loss/Diluted LPS

$(428,000)

876,610

$(0.49)

For the nine months ended September 30, 2001

 Net Loss
(Numerator)

 Shares
(Denominator)

 Per-Share
Amount

Net loss/Basic LPS

$(91,000)

851,069

$(0.11)

Effect of dilutive securities:

Warrants and options

- -

- -

 - -

Net loss/Diluted LPS

$(91,000)

851,069

$(0.11)

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

For the quarter ended September 30, 2002:

Capital Medical Equipment

Healthcare Products Distribution

Healthcare Services

Total

Assets

$15,008,000

$10,127,000

$10,138,000

$35,273,000

Sales and service revenue

$7,705,000

$6,935,000

$3,161,000

$17,801,000

Gross Profit

2,601,000

996,000

n/a

n/a

Gross Profit %

34%

14%

n/a

n/a

Income (loss) from operations

$516,000

$(149,000)

$136,000

$503,000

Other income/(expense), net

(97,000)

Minority interest

(6,000)

Income before taxes

$400,000

For the quarter ended September 30, 2001:

Capital Medical Equipment

Healthcare Products Distribution

Healthcare Services

Total

Assets

$15,167,000

$10,932,000

$6,215,000

$32,314,000

Sales and service revenue

$6,460,000

$5,027,000

$1,960,000

$13,447,000

Gross Profit

2,071,000

679,000

n/a

n/a

Gross Profit %

32%

14%

n/a

n/a

Income (loss) from operations

$274,000

$(284,000)

$58,000

$48,000

Other income/(expense), net

135,000

Minority interest

(5,000)

Loss before taxes

$178,000

Inter-segment transactions were eliminated for the three months ended September 30, 2002 and 2001.

For the nine months ended September 30, 2002:

Capital Medical Equipment

Healthcare Products Distribution

Healthcare Services

Total

Assets

$15,008,000

$10,127,000

$10,138,000

$35,273,000

Sales and service revenue

$18,995,000

$19,966,000

$9,386,000

$48,347,000

Gross Profit

5,056,000

2,744,000

n/a

n/a

Gross Profit %

27%

14%

n/a

n/a

(Loss) income from operations

$(392,000)

$(537,000)

$542,000

$(387,000)

Other income/(expense), net

(102,000)

Minority interest

(29,000)

Loss before taxes

$(518,000)

For the nine months ended September 30, 2001:

Capital Medical Equipment

Healthcare Products Distribution

Healthcare Services

Total

Assets

$15,167,000

$10,932,000

$6,215,000

$32,314,000

Sales and service revenue

$17,103,000

$14,137,000

$6,014,000

$37,254,000

Gross Profit

5,366,000

1,858,000

n/a

n/a

Gross Profit %

31%

13%

n/a

n/a

Income (loss) from operations

$541,000

$(1,050,000)

$281,000

$(228,000)

Other income/(expense), net

410,000

Minority interest

(14,000)

Income before taxes

$168,000

Inter-segment transactions were eliminated for the nine months ended September 30, 2002 and 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Three months ended September 30, 2002 compared to three months ended September 30, 2001

The Company's revenues for the three months ended September 30, 2002 were $17,801,000, up 32% from the three months ended September 30, 2001 revenues of $13,447,000.  Included in the revenues for the period was $3,326,000 attributable to loan sales by the Company for its customers.  The Company believes that this type of financing is important to its customers and will continue to try to secure such financings in the future. These financings can be very complex and their timing and impact on the Company's results are difficult to predict (see "Timing of Revenues").

The Company recorded net income of $176,000 for the three months ended September 30, 2002, as compared to net income of $109,000 for the three months ended September 30, 2001.

Capital Medical Equipment Segment

The capital medical equipment segment is the Company's original core business, exporting top quality Western capital medical equipment to the China market.  In the three months ended September 30, 2002 this segment had revenues of $7,705,000, a 19% increase from revenues of $6,460,000 in the three months ended September 30, 2001.  The increase was primarily attributable to $3,326,000 in loan sales, while there were no such sales in the prior year period.  The period to period revenues of this segment fluctuate due to financing programs from time to time facilitated by the Company and due to fluctuating hospital purchasing cycles in China.  The U.S. Dollar-based sales of capital medical equipment are often contingent on financing (see "Timing of Revenues").

Gross profit in the three months ended September 30, 2002 increased to $2,601,000 from $2,071,000 in the three months ended September 30, 2001. As a percentage of revenues, gross profit from the capital medical equipment segment for the recent period was 34% as compared to 32% in the prior period.

Expenses for the capital medical equipment segment in the three months ended September 30, 2002 increased to $2,085,000 from $1,797,000 in the three months ended September 30, 2001, and as a percentage of revenues over the period decreased to 27% from 28%.  Salaries for the segment in the three months ended September 30, 2002 increased by $223,000 from the three months ended September 30, 2001, and as a percentage of revenues over the period increased to 10% from 9%.  The salary increase was primarily due to increased payroll benefits mandated by the Chinese government.  In addition, travel and entertainment expenses for the segment increased $36,000 (but decreased as a percentage of revenues over the periods to 5% from 6%).  Other costs increased $29,000 over the three months, primarily due to additional bad debt reserve offset by lower costs for exhibitions and lower administrative expense allocation.

Healthcare Products Distribution Segment

The healthcare products distribution segment, consisting of medical consumables and personal healthcare products, had revenues growth of 38% to $6,935,000 in the three months ended September 30, 2002, from the three months ended September 30, 2001 revenues of $5,027,000.  These local currency sales of medical consumables and personal healthcare products are made from inventories maintained locally in China (see Foreign Currency Exchange) to a network of sub-dealers and pharmacies.

Gross profit in the three months ended September 30, 2002 rose to $996,000 from $679,000 in the three months ended September 30, 2001. As a percentage of revenue, gross profit from the healthcare products segment for the recent period was 14% as compared to 14% in the prior period.

Expenses for the healthcare products distribution segment in the three months ended September 30, 2002 increased to $1,145,000 from $963,000 in the three months ended September 30, 2001, but decreased as a percentage of revenues over the periods to 17% from 19%.  Salaries for the segment increased $86,000 (but decreased as a percentage of revenues over the periods to 5% from 6%) primarily due to increased payroll benefits mandated by the Chinese government.  In addition, travel and entertainment expense for the segment increased $22,000 (but was flat at 2% of revenue for both periods) and other costs increased $74,000 due primarily to increased auto expense and promotion.

Healthcare Services Segment

The healthcare services segment consists of a Western style primary care hospital and outpatient facility, the Beijing United Family Hospital (''BJU''). For the three months ended September 30, 2002, the revenues from this segment were $3,161,000, an increase of 61% over the three months ended September 30, 2001 revenues of $1,960,000.  During the recent period, the hospital continued to expand the services offered, which contributed to increased patient visits as well as increased inpatient stays over the three months.  Healthcare services costs increased for the three months ended September 30, 2002 to $3,025,000, a 59% increase over the three months ended September 30, 2001 costs of $1,902,000.  This increase was due primarily to the costs associated with increased services offered.  The hospital is currently expanding its present facility to include space formerly occupied by a sublease tenant (see Liquidity and Capital Resources).  The hospital also has continued its efforts to explore the establishment of additional satellite clinics to serve as referral sites to its hospital.  In this regard, as of the date of this report, the first satellite clinic has now opened.  This clinic, in Shunyi county outside of Beijing, is  funded by a Chindex subsidiary and is staffed by doctors and other health professionals from the hospital.  Salaries increased by $465,000 (salaries were 49% and 55% of revenue for the three months ended September 30, 2002 and 2001, respectively), with all other costs increasing $658,000, including increases of $94,000 in supplies, $63,000 in rent and $29,000 in office expenses and $125,000 in increased administrative allocation. The salary increases resulted from increased staffing for the emergency room and for other expanded facilities as well as additional payroll benefits.

Minority Interest

Minority interest in the net income of BJU amounted to $6,000 for the three months ended September 30, 2002 and $5,000 for the three months ended September 30, 2001.  This income is directly related to the local entity profitability of the hospital.

Other Income and Expenses

Other expense (other than interest) for the three months ended September 30, 2002 was $88,000, compared to other income of $116,000 for the three months ended September 30, 2001.  The prior period other income was derived from a sublease of space in the building housing BJU that ended on December 31, 2001.  In 2001, income attributable to this sublease was approximately $550,000.  The part of the building that was sublet is now being renovated as part of the hospital expansion.  Although the Company does not anticipate sublease revenues in 2002, it nevertheless anticipates that once the space is renovated and put into service for use by BJU, the Company will recognize additional revenues through the expanded operations of BJU, which additional revenues may offset part or all of the loss of income from the sublease.

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

As a result of this restructuring the Company expects to make use of a portion of its U.S. federal net operating losses.  The Company recorded a $224,000 provision for taxes for the three months ended September 30, 2002 as compared to a provision for taxes of $69,000 for the three months ended September 30, 2001.  This tax computation is in line with current accounting standards but assumes a certain level of future profitability.  The Company may have to reverse this treatment by the end of the year should current expectations not be fully met.

Nine months ended September 30, 2002 compared to nine months ended September 30, 2001

The Company's revenues for the nine months ended September 30, 2002 were $48,347,000, up 30% from the nine months ended September 30, 2001 revenues of $37,254,000.  Of these amounts, $5,328,000 in the recent period and $1,812,000 in the prior period, was attributable to loan sales by the Company for its customers.  The Company believes that this type of financing is important to its customers and will continue to source such financings in the future. These financings can be very complex and their timing and impact on the Company's results are difficult to predict (see "Timing of Revenues").

The Company recorded a net loss of $428,000 for the nine months ended September 30, 2002, as compared to a net loss of $91,000 for the nine months ended September 30, 2001.

Capital Medical Equipment Segment

In the nine months ended September 30, 2002 this segment had revenues of $18,995,000, an 11% increase over the revenues of $17,103,000 in the nine months ended September 30, 2001.  The period to period revenues of this segment fluctuate due to financing programs from time to time facilitated by the Company and due to fluctuating hospital purchasing cycles in China.  The increase for the nine months ended September 30, 2002 was primarily attributable to loan sales by the Company to its customers, which were $5,328,000 in the recent period as compared to $1,812,000 in the prior period.  The U.S. Dollar-based sales of capital medical equipment are often contingent on financing (see "Timing of Revenues").

Gross profit in the nine months ended September 30, 2002 decreased to $5,056,000 from $5,366,000 in the nine months ended September 30, 2001. As a percentage of revenues, gross profit from the capital medical equipment segment for recent period was 27% as compared to 31% in the prior period.  The gross profit in the nine months ended September 30, 2001 reflected a different mix of revenue sources having different profit margins.  In particular, in the recent period, the Company had less service contract revenues than in the prior period, which revenues carry higher margins.  In addition, competitive factors such as the timing and composition of major tenders as well as the ongoing competitive pricing pressures due to Chinese government tendering regulations in the sale of capital medical equipment in the recent nine months yielded lower margins on such sales.

Expenses for the capital medical equipment segment in the nine months ended September 30, 2002 increased to $5,448,000 from $4,825,000 in the nine months ended September 30, 2001, and as a percentage of revenues over the period increased to 29% from 28%.  Salaries for the segment in the nine months ended September 30, 2002 increased by $495,000 from the nine months ended September 30, 2001 and as a percentage of revenues over the period increased to 11% from 9%.  The salary increase was primarily due to increased payroll benefits mandated by the Chinese government.  In addition, travel and entertainment expenses for the segment increased $63,000 (but were flat at 5% of revenues in both nine month periods).  Other costs increased $65,000 over the nine month period, primarily due to increased exhibition fees and bad debt reserve offset by lower admin allocations and lower promotion costs.

Healthcare Products Distribution Segment

The healthcare products distribution segment, consisting of medical consumables and personal healthcare products, had revenues growth of 41% to $19,966,000 in the nine months ended September 30, 2002, from the nine months ended September 30, 2001 revenues of $14,137,000.

Gross profit in the nine months ended September 30, 2002 rose to $2,744,000 from $1,858,000 in the nine months ended September 30, 2001. As a percentage of revenues, gross profit from the healthcare products distribution segment for the recent period increased to 14% from 13% in the prior period.

Expenses for the healthcare products distribution segment in the nine months ended September 30, 2002 increased to $3,281,000 from $2,908,000 in the nine month period ended September 30, 2001, but decreased as a percentage of revenues over the nine month period to 16% from 21%.  Salaries for the segment increased $257,000, but remained flat as a percentage of revenues over the nine month periods at 6%.  The increase is primarily due to increased payroll benefits mandated by the Chinese government.  In addition, travel and entertainment expense for the segment increased $59,000 (but was flat at 1% of revenues for both nine month periods) and other costs increased $57,000 primarily from increased auto expense and promotion.

Healthcare Services Segment

For the nine months ended September 30, 2002, the revenues from this segment were $9,386,000, an increase of 56% over the nine months ended September 30, 2001 revenues of $6,014,000.  During the recent period, the hospital continued to expand the services offered, which contributed to increased patient visits as well as increased inpatient stays over the nine months.  Healthcare services costs during the nine months ended September 30, 2002 were $8,844,000, an increase of 54% over the nine months ended September 30, 2001 costs of $5,733,000.  This increase was due primarily to the costs associated with increased services offered.  The hospital is currently expanding its present facility to include space formerly occupied by a sublease tenant (see Liquidity and Capital Resources).  The hospital also has continued its efforts to explore the establishment of additional satellite clinics to serve as referral sites to its hospital.  In this regard, as of the date of this report, the first satellite clinic has now opened.  This clinic, in Shunyi county outside of Beijing, is funded by a Chindex subsidiary and is staffed by doctors and other health professionals from the hospital.    Salaries increased by $1,820,000 (salaries were 50% and 47% of revenue for the nine months ended September 30, 2002 and 2001, respectively), with all other costs increasing $1,291,000, including $237,000 in supplies, $233,000 in rent, $125,000 in admin allocation and $87,000 in office expenses.  The salary increases resulted from increased staffing for the emergency room and for other expanded facilities as well as additional payroll benefits.

Minority Interest

Minority interest in the net income of BJU amounted to $29,000 for the nine months ended September 30, 2002 and $14,000 for the nine months ended September 30, 2001.  This income is directly related to the local entity profitability of the hospital.

Other Income and Expenses

Other expense (other than interest) for the nine months ended September 30, 2002 was $109,000, compared to other income of $314,000 for the nine months ended September 30, 2001.  The prior period other income was derived from a sublease of space in the facility housing BJU that ended on December 31, 2001.  In 2001, income attributable to this sublease was approximately $550,000.  The part of the building that was sublet is now being renovated as part of the hospital expansion.  Although the Company does not anticipate any sublease revenues in 2002, it nevertheless anticipates that once the space is renovated and put into service for use by BJU, the Company will recognize additional revenues through the expanded operations of BJU, which additional revenues may offset part or all of the loss of income from the sublease.

Taxes

The Company recorded a $90,000 benefit from taxes for the nine months ended September 30, 2002 as compared to a provision for taxes of $259,000 for the nine months ended September 30, 2001.  This tax computation is in line with current accounting standards but assumes a certain level of future profitability.  The Company may have to reverse this treatment by the end of the year should current expectations not be fully met.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2002, total accounts receivable increased by $1,039,000 compared to total accounts receivable on December 31, 2001. While the Company collected the loan project receivable from the end of the year, it was partially offset by shipment of the third quarter loan project that will not be collected until the fourth quarter of 2002.  Other sales were comparable to the prior year.

The $469,000 net increase as of September 30, 2002 in accounts payable, accrued expenses and long term payables was related to increased accruals for the third quarter loan project offset by vendor payments for inventory.

As of September 30, 2002, inventories were $9,122,000, an increase of $1,888,000 from the December 31, 2001 balance of $7,365.000. This increase was mainly attributable to expanding inventory supply and currently limited vendor credit.

The Company has recorded a deferred tax asset and income tax receivable of $928,000, or $531,000 over the prior year end balance.  The Company expects the tax situation to reverse by year end and almost all of the deferred tax will be reversed to a small tax payable.

As of September 30, 2002 the Company capitalized an additional $1,670,000 of improvements and equipment, primarily for the expansion of BJU.  The Company plans to continue to renovate the facility housing BJU during 2002.  The remaining estimated cost of such renovation at BJU and related expenses is approximately $1,510,000 and will be primarily financed through internal cash flows, bank borrowings and vendor financing.

In June, 2002, BJU renewed and increased its short term financing arrangement in China with Hongkong Shanghai Banking Corp. ("HSBC") for up to $600,000 in revolving loans or standby credit.  As of September 30, 2002 the Company had fully utilized this facility and had $600,000 outstanding.  In addition, the Company also utilized its short term credit facility with Allfirst Bank, under which, as of September 30, 2002, the Company had $1,354,000 outstanding.

The Company received the business license for its Shanghai United Hospital on July 17, 2002.  Under Chinese law the Company is required to begin making its payment of registered capital for the hospital within 3 months of the receipt of the business license.  The Company's total registered capital obligation is $4 million, with the first payment of 15% of that amount, or $600,000, due by the end of October 2002, which has been paid.  In connection with the Company's efforts to locate additional funding to meet this investment obligation, the Company has entered into an agreement with a major supplier for the provision of extended credit terms for up to $4 million of purchases over a seven year term.  Such terms will allow the Company to defer payment on purchases from that supplier for up to one, one and one half or two years on any particular sale and utilize the funds received from customers for the development of Shanghai United Hospital.  As payment is made pursuant to the one or one and one half or two years terms on outstanding obligations, credit will be granted to new equipment sales so that there continues to be a total of approximately $ 4 million outstanding.  The arrangement carries an interest component of 5%.  The agreement was effective as of August 15, 2002 and $1,442,000 is committed.

The Company has received notice from Nasdaq that it did not have the required number of market makers and would be delisted in the absence thereof. Although the Company promptly cured the deficiency and currently is in compliance with the requirement, a failure to comply in the future could result in such delisting, which could have an adverse impact on the liquidity of the Company's common stock.

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

Financing for Shanghai Hospital

The Company has made commitments for the lease of the building for its Shanghai hospital and will soon make commitments for construction works at the building and the purchase of medical equipment for use in the hospital.  While the Company has obtained approximately $4 million in financing for the foregoing commitments, fulfillment of these commitments will likely require the Company to obtain additional sources of financing for the hospital, although it is possible that these costs will be met through internally generated cash flows.  The Company believes that sufficient financing will be obtained in a timely manner.  However, should this prove not to be the case, the Company may have to amend some of its commitments.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

 The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we are required to filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to the Company's management, including the Company's principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.  Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures which, by their nature, can provide only reasonable assurance regarding management's control objectives.

 Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chairperson of the Board and Chief Executive Officer, Executive Vice President - Finance and Business Development and Senior Vice President Finance and Corporate Controller, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14.  Based upon the foregoing, the Company's Chairperson of the Board and Chief Executive Officer, Executive Vice President - Finance and Business Development and Senior Vice President Finance and Corporate Controller concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (and its consolidated subsidiaries) required to be included in its Exchange Act reports.

Changes in Internal Controls

 There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date the Company carried out the evaluation referred to above.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

The exhibits listed below are filed as a part of this quarterly report (references herein to the Company prior to June 17, 2002 mean the Company's predecessor, U.S.-China Industrial Exchange, Inc.):

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

10.18

Agreement between Siemens AG and the Company for long term payment of vendor invoices (filed herewith)

21.1

List of subsidiaries.  Incorporated by reference to Exhibit 10.17 to the Company's Quarterly Report on Form 10-Q for the six months ended June 30, 2002.

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

  Reports on Form 8-K

Form 8-K, Item 5. Other Events, dated July 19, 2002.

Form 8-K, Item 5. Other Events, dated September 9, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHINDEX INTERNATIONAL, INC.

Dated: November 14, 2002

By: /S/ Lawrence Pemble

Lawrence Pemble

Executive Vice President Finance and Business Development

Dated: November 14, 2002

By: /S/ Ronald Zilkowski

Ronald Zilkowski

Senior Vice President Finance and Corporate Controller