Form 10-K
period 2002-12-31
CHINDEX INTERNATIONAL INC
filed 2003-03-31
CIK 922717

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2002

Commission File No. 0-24624

CHINDEX INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	13-3097642
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7201 Wisconsin Avenue

Bethesda, Maryland, 20814

(301) 215-7777

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.01 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ x ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K contained is not contained herein, and will not be contained, to the best of registrant's knowledge, in a definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ x ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [ ] No [ x ]

The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of June 28, 2002 (the last business day of the registrant's most recently completed second fiscal quarter) was approximately $7,100,000.

The number of shares outstanding of each of the issuer's class of common equity, as of March 20, 2003, was 733,308 shares of Common Stock and 193,750 shares of Class B Common Stock.

Documents Incorporated by Reference: Part III: Proxy Statement

PART I

ITEM 1. BUSINESS

GENERAL

. Chindex International, Inc. is an American public company with its common stock traded on NASDAQ. The Company's headquarters are located in the Washington, D.C. metropolitan area. In 2002 the Company changed its state of incorporation from New York to Delaware and formally changed its name from U.S.-China Industrial Exchange, Inc. to Chindex International, Inc. ("Chindex" or the "Company"). Chindex, founded in 1981, is a leading American company in the healthcare sectors of the Chinese marketplace, including Hong Kong. Revenues are generated from the sale of healthcare equipment and products and the provision of healthcare services. The Company operates in three segments. First, the Company's original business has been its Capital Medical Equipment Division, through which Chindex markets, sells, and facilitates the export of select capital healthcare equipment and instrumentation throughout China on the basis of exclusive agreements with the manufacturers of these products. Chindex is the largest independent U.S. distributor of healthcare equipment in China. Second, in addition to the sale of capital equipment, the Company's Healthcare Products Distribution Division, through a network of wholly foreign-owned subsidiaries, imports and distributes off-the-shelf healthcare instrumentation and health-related consumable products. Finally, the Healthcare Services Division operates the Company's private hospitals, Beijing United Family Hospital and Clinics ("Beijing United"), and Shanghai United Family Hospital and Clinics ("Shanghai United") which is scheduled to open in 2003. In 2002, the Company opened its first satellite clinic associated with Beijing United in Shunyi County outside of Beijing. For financial information regarding the Company's segments see footnote 10 to the Financial Statements contained in Item 10. The financial information regarding the segments has been restated for 2001 as a result of the Company's recent split of its Healthcare Products segment into two separate segments.

In 2002, Chindex was awarded the annual U.S. Secretary of State's Award for Corporate Excellence by Secretary of State Colin Powell. The award recognizes exemplary business practices, innovation and good corporate citizenship in the Company's operations overseas. Chindex was one of only two companies to receive this prestigious award.

Chindex has 619 full-time employees worldwide, 605 of whom reside in China and Hong Kong. In China and Hong Kong, Chindex operates three representative offices and four subsidiary companies. The Company also participates in four joint ventures, the most recent of which is Natural Formula Asia Ltd., a joint venture established in Hong Kong between the Company's Hong Kong subsidiary (40% ownership) and two Israeli companies. The Company also has three subsidiaries in the Republic of Mauritius and one in the British Virgin Islands which were established in 2001 as part of a tax restructuring plan. In addition, in 2002, the Company established a subsidiary in Germany in order to facilitate the Company's participation in German Government-funded loan programs for the sale in China of medical equipment.

Chindex was established to take advantage of the marketing opportunities presented by the commercial opening of China to the West in the late 1970s and early 1980s. The Company opened initial offices in Beijing and New York in order to provide representative services, including product marketing, sales, distribution, and technical support to Western manufacturers of electronic instrumentation and industrial machinery.

During its early years of operation, Chindex began work in the healthcare and industrial machinery market sectors. Relationships were initiated with manufacturers of a variety of capital medical equipment and off-road construction and mining machinery. By the end of its second year, the Company had hired its first in-house technical support engineer in order to provide service in connection with its sales. By 1985, the Company had developed an organizational structure which consisted of two discrete marketing groups: capital medical equipment and industrial machinery. The Company has been continually active in pursuit of new product areas, technologies, and emerging market segments within its industry focus in China.

In response to the fast-paced development of the Chinese market-oriented economic reforms through the mid-1980s, the Company opened representative offices in Guangzhou (southern China) and Shanghai (central China) to expand its sales capabilities. In addition, to increase its technical service capabilities, in 1986, Chindex opened its first cooperative venture, the Chindex Meheco Service Center, which provided access to bonded warehouse facilities for the importation of spare parts inventories utilized by the Technical Service operations of the Company. As the Chinese economy has continued to show exceptional growth rates Chindex has pursued the expansion of its business operations through staff and facilities expansion, as well as increased product offerings. The regional offices support a network of territory sales managers, local area regional representatives, and technical service engineers throughout the country.

In order to increase the Company's overall market access in China, Chindex opened its first foreign subsidiary, Chindex Holdings International Trade (Tianjin), Ltd., in the Tianjin Free Trade Zone in 1994. A second subsidiary, Chindex Shanghai International Trading Co., Ltd., was opened in the Waigaoqiao Free Trade Zone of Shanghai, in mid-1998. The subsidiaries are managed by the Healthcare Products Distribution division and provide Chindex with a unique nationwide distribution system for off-the-shelf medical devices and consumables used in hospitals as well as home healthcare and health-oriented products sold to consumers in retail pharmacies.

In early 1996, Chindex established operations in Hong Kong through another foreign subsidiary, Chindex Hong Kong Limited. This subsidiary has been staffed for sales and technical support in the healthcare sectors of the Hong Kong market.

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

To address the long-term financing needs of its customers in the China marketplace, Chindex has worked with the U.S. Government to utilize direct loan and loan guarantee programs to extend financing to Chinese buyers in cooperation with the Chinese Ministries of Health and Finance. Chindex has utilized assistance from the Export-Import Bank of the United States (Ex-Im Bank) on three separate projects spanning a five year period from 1995 to 2000, totaling $34 million in medical equipment exports. In addition, Chindex has also secured $11.7 million in financing for Chinese hospitals through three separate commercial loan transactions in 2001 and 2002. These transactions have helped to sustain Chindex's competitive position in the face of increased competition from other suppliers in the China marketplace.

In 1997, Chindex opened Beijing United, a joint venture between Chindex and a company affiliated with the Chinese Academy of Medical Sciences. Chindex invested approximately $4.0 million in the Beijing United project, which has brought an international-standard family hospital to China. The Chindex multi-year development plan, which is subject to obtaining requisite financing among other conditions, includes a series of family hospitals and clinics in major metropolitan centers in China over the next several years as it establishes itself as the premier private hospital corporation in China. Chindex has already received approval from China's Ministry of Health for, and has commenced construction of its second planned hospital, Shanghai United Family Hospital, which is expected to open in 2003.

CAPITAL MEDICAL EQUIPMENT

On the basis of exclusive distribution agreements, Chindex offers manufacturers of top-quality capital medical equipment access to the greater Chinese marketplace through a wide range of marketing, sales, and technical services for their products. Through a matrix of dedicated marketing and technical service departments, local area product and technical specialists, and local area territory representatives and clinical application specialists, the Company provides comprehensive marketing coverage on behalf of its clients and suppliers on a nationwide basis. Marketing efforts are based on annual marketing plans developed by each marketing department within Chindex for each product, and normally include attendance at a variety of trade shows throughout China, advertisement in leading Chinese industrial, trade, and clinical journals, production of Chinese language product literature for dissemination to the potential customer base, direct mail and telemarketing campaigns, and other product promotions.

Since its founding in 1981, Chindex has invested in its operations in the marketing and sales of capital medical equipment. Chindex has been the largest independent U.S. distributor of healthcare equipment in China for many years.

The capital medical operations in China are managed by the Medical Department, which focuses on exporting top quality Western capital medical equipment to the China market. These export sales are denominated in U.S. dollars and are made to China's larger hospitals. The Medical Department is organized both by clinical or therapeutic product specialty and by region.

The Medical Department markets its products directly to hospitals, through hospital administrators and the doctors who are the ultimate users of the products. There is virtually no private practice of medicine in China and all physicians are affiliated with hospitals or similar institutions. The Company's marketing is addressed to all relevant participants in the purchasing decision, including the doctors and hospital administrators. Chindex has sold products to more than 2,000 hospitals in China, many of which have been repeat customers.

Most purchases of the capital medical equipment sold by Chindex in China, regardless of the nature of the end-user, are made through foreign trade corporations ("FTCs"). Although the purchasing decision is made by the end-user, which may be an individual or a group having the required approvals from their administrative organizations, the Company enters into formal purchase contracts with FTCs. The FTCs make purchases on behalf of the end-users and are legally authorized by the Chinese government to conduct import business. These organizations are chartered and regulated by the government and are formed to facilitate foreign trade. The Company markets its products directly to end-users, but in consummating a sale the company also must interact with the particular FTC representing the end-user. For this reason, the Company seeks to maintain ongoing relationships with the FTCs in its industries.

The entry of China into the World Trade Organization ("WTO") in 2001 has had a very positive impact from the Company's point of view and the Company expects that this will continue. Among the WTO-related changes in the China business environment of importance to the Company are lower tariff rates on imported goods, greater openness in government regulation of business and greater flexibility in the rules relating both to domestic distribution and to participation by Chinese enterprises in foreign trade without the need for utilizing an FTC. These changes are being phased in over several years, although the Company has already experienced reduced tariff rates on some of the products that it sells in China.

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

Chindex's Hong Kong subsidiary was opened in 1996 to address the capital medical equipment in Hong Kong. In this market, Chindex offers marketing and distribution services similar to what it provides in the mainland, but tailored to the specific characteristics of the Hong Kong marketplace. On behalf of and in conjunction with its clients, Chindex Hong Kong participates in the tendering process for the sale of equipment to public hospitals. In addition, Chindex Hong Kong also markets separately to the private hospital system in that territory.

Since 1995, Chindex has been utilizing loans and loan guarantees from Ex-Im Bank to help hospitals in China finance their purchases of medical equipment from Chindex. Chindex has also arranged commercial financing that is guaranteed by the Chinese government but without Ex-Im Bank participation. While these transactions are primarily used to promote purchases of the products that Chindex exclusively distributes in China, equipment manufactured by non-client suppliers has also been incorporated. Some of the non-client manufacturers who have participated in Chindex's Ex-Im Bank-supported contracts include Marconi Medical Systems, Spacelabs Medical, Draeger Medical, Alcon Laboratories, Stryker Corporation, ADAC Laboratories, Varian Medical Systems and PerkinElmer.

Among its many clients, the Chindex Medical Department represents the following manufacturers of premier healthcare instrumentation and systems:

Siemens AG is a world leader in the manufacture of medical equipment. In 2001, Chindex and Siemens entered into a five year agreement calling for Chindex to be the exclusive distributor in China for the Siemens line of diagnostic color ultrasound imaging devices manufactured by Acuson Corporation (acquired by Siemens in 2000) and by Siemens. Siemens has appointed Chindex as the sole distributor in Hong Kong as well. Chindex has been the exclusive Acuson distributor in China since Acuson entered the China market in 1987, and in Hong Kong since 1996. In 2002, the sale of Siemens and Acuson products accounted for approximately 16% of the Company's revenues.

Bard Electrophysiology manufactures products which aid in the diagnosis and treatment of electrophysiology disorders. Chindex assumed the exclusive distributorship of Bard's Computerized Labsystems in China in 1999. The Labsystems are used in cardiac cath labs and complement Chindex's other cardiology product offerings.

Hologic, Inc. is a leading developer, manufacturer and supplier of bone densitometers, mammography and breast biopsy devices, and direct-to-digital X-ray systems. Chindex began representing Hologic in both China and Hong Kong in 2001.

Nova Biomedical, Inc. is a leading American manufacturer of medical laboratory analysis equipment used in critical care as well as central laboratory environments in the hospital. Chindex has represented Nova Biomedical in the China market since 1986.

Ortho-Clinical Diagnostics, Inc., a Johnson & Johnson company, the technology leader in dry chemistry analyzers, is the manufacturer of the Vitros (formerly Ektachem, a Kodak trademark) dry slide chemistry analyzer system developed originally by the Eastman Kodak Company. The dry slide reagents used in all of these analyzers are supplied to Chinese customers through the domestic logistics distribution network of the Company's Healthcare Products Distribution division.

PLC Medical Systems, a wholly-owned subsidiary of PLC Systems, manufactures The Heart Laser System, a patented technology for Transmyocardial Revascularization ("TMR"), a new cardiosurgical procedure with the potential to provide patients suffering from coronary artery disease with a third alternative to angioplasty and cardiac bypass surgery. Chindex began to represent PLC in China in early 1998.

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

The Company entered into two new distribution agreements at the end of 2002. The first of these is with Quinton Cardiology Systems, Inc., a leading manufacturer of a family of diagnostic cardiology systems used in the diagnosis, treatment and rehabilitation of patients with cardiovascular disease. The second agreement is with BrainLAB, Inc., a leading company in the fields of image-guided surgery and stereotactic radiosurgery.

HEALTHCARE PRODUCTS DISTRIBUTION

As an important aspect of its WTO accession plan, China has committed to opening its distribution sector fully to foreign participation in mid-2003. Chindex, through its Healthcare Products Distribution (HPD) division, has been a significant player in this area since 1995, offering foreign manufacturers a unique nationwide distribution system for low price medical devices and consumables sold in hospitals, home healthcare, and other products sold to consumers in retail pharmacies. With an established distribution network, Chindex's HPD division is poised to take advantage of new opportunities created by China's WTO-based liberalization, as well as Chinese government-mandated consolidation in the distribution industry, and to continue to leverage its experience and increasing scale of operations.

Through a network of wholly foreign-owned enterprise ("WFOE") companies, chartered in China's free trade zones, the HPD division imports healthcare and other products into China, carries them in inventory, sells them downstream for local currency, and pays the suppliers in foreign exchange obtained legally under Chinese regulations. The Chindex HPD division is comprised of three primary business units: Logistics Services, Retail Pharmacy Sales, and Hospital Dealer Sales.

Logistics Services

Chindex Logistics is the core of the HPD division, as it is through this business unit that the Company operates the import and distribution channels for bringing products to buyers nationwide. The Logistics business unit provides customized logistics services to other Chindex departments and business units, as well as to outside clients on a third party logistics basis. Chindex Logistics services allow clients to avoid having to immerse themselves in the minutiae of China's opaque and heavily-regulated distribution sector so that they can focus on providing solutions to their end-user customers in China. The logistics services cover all aspects of importing products and delivering them to the local customers' sites as well as value-added administrative and financial services. In addition to providing logistics support to internal clients, Chindex Logistics provides third party logistics services to providers of products related to the Company's core healthcare and health-related markets, including:

Becton Dickinson a leader in the design and worldwide delivery of healthcare devices, systems and services. In mid-2000, Becton Dickinson decided to outsource its logistics function to Chindex, allowing Becton Dickinson to focus on manufacturing, marketing, clinical education, and sales management.

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

In conjunction with the growth and expansion of its distribution infrastructure, Chindex is investigating new potential product areas in the healthcare sector, as well as new product lines that complement the products which are currently imported and distributed by HPD. Chindex has developed a range of proven products distribution capabilities and, as an integral part of the Company's growth plan, Chindex plans to continue to capitalize on its resources and experience in this area.

Retail Pharmacy Sales

Chindex's HPD Retail Products business unit is focused on distribution, including sales and marketing, of branded healthcare and health-related consumer products through China's burgeoning retail pharmacy sector. Sales began in mid-1998 in Shanghai and plans call for coverage of all of the major pharmacies in the top 30 urban markets (accounting for about 80% of demand and purchasing power for mass-premium imported consumer goods). The Company currently distributes to 25 cities and nearly 300 stores, doing business with eight of the top ten retail pharmacy chains in China, including the master franchiser for The Medicine Shoppe.

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

Chindex is paving the way into retail pharmacy distribution through a partnership with L'Oreal, the world's largest producer of cosmetic products. In 1998, under the partnership agreement, Chindex became the exclusive distributor of a prominent brand of health-oriented cosmetics and skin care products. Chindex's unique ability to closely control both the inventory and the distribution channels in China has proven successful in both the test market and expansion phases of distribution for this product line. Chindex currently has exclusive distribution rights to the following premier brands, which do or will reach the market through its Retail Sales pipeline:

Summer's Eve brand of feminine hygiene products, manufactured by C.B. Fleet Company, Inc.

Natural Formula brand of hair care products, manufactured by Nesh Cosmetics Ltd., the market leader in Israel, to be sold into China by Natural Formula Asia, Ltd., the Nesh-Chindex joint venture in Hong Kong,

Vichy Laboratories and La Roche-Posay brand of skin care products, manufactured by the Cosmetique Active International division of L'Oreal.

Hospital Dealer Sales

Through its Hospital Dealer Sales division, Chindex HPD taps the substantial and growing market for high quality imported medical consumables and low-priced instrumentation via a network of sub-distributors located throughout China. The network includes over two hundred active accounts which cover all of China's 350 hospitals with more than 500 beds. These hospitals account for approximately 80% of the demand for imports in China.

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

Truphatek is an Israeli manufacturer of laryngoscopes. Chindex has been the exclusive distributor for Truphatek in China since 1993. Since 1997, HPD has assumed responsibility for stocking, marketing, and distributing these instruments throughout China.

Tuttnauer, another Israeli manufacturer, is a world leader in tabletop autoclave sterilization systems, which are used in many medical applications including opthamology, dentistry, and operating rooms. Chindex and Tuttnauer began their partnership in the China marketplace in 1993.

Tyco/Kendall Healthcare Products Company is the second largest healthcare company in the world and a leading U.S. manufacturer of healthcare consumable products. Chindex is the exclusive distributor throughout China and Hong Kong for Kendall's urology product lines.

HEALTHCARE SERVICES

In 1994, using its extensive expertise in healthcare as a foundation, Chindex began a long-term program to establish a private hospital network in China. In 1997, Chindex opened Beijing United Family Hospital and Clinics (Beijing United), marking the successful completion of the first phase of its program. Beijing United is the first officially approved private, international-standard hospital in China. Future phases of Chindex's private hospital network program are planned to expand delivery of international-standard healthcare services to China's growing middle class throughout the country.

Beijing United Family Hospital and Clinics

Beijing United is a unique, state-of-the-art, fee-for-service, 50-bed specialty hospital providing primary family care for expatriates and Chinese citizens in Beijing. The hospital is housed in a modern facility in the eastern section of Beijing, and features seven 5-star birthing suites, three operating theatres, a medical - surgical inpatient ward, a pediatric ward, two executive VIP suites, a neonatal intensive care unit, an adult intensive care unit, nursery, a clinical laboratory, extensive digital diagnostic imaging facilities, a pharmacy, 24 hours emergency department and six outpatient clinics.

Beijing United completed a significant expansion development program in 2002 resulting in a doubling of the hospital's capacity. In 2002, Beijing United also began to fulfill its strategy of expansion through well-placed satellite clinics, with the opening of the Beijing United Family Clinic - Shunyi ("Shunyi Clinic"). The Shunyi Clinic is the first satellite clinic associated with Beijing United and is the only outpatient clinic located in the densely expatriate-populated suburb of Shunyi County. It is also located near the International School of Beijing. This clinic has further broadened the patient base of Beijing United and subsequently the referral base for Beijing United's inpatient services. Plans are also underway to open additional affiliated satellite clinics throughout Beijing, expanding upon this initial program to provide outpatient services

Emphasizing the need for well-care and patient-centered care, Beijing United offers a full range of top-quality family healthcare services, including mental health services, for men, women, and children. The hospital is staffed by a mix of Western and Chinese physicians and operates in accordance with international hospital standards. Beijing United is also committed to community outreach programs and offers healthcare education classes, including CPR, Lamaze, and Stress Management.

Beijing United was the first officially approved healthcare joint venture to provide international-standard healthcare services in China. It was formed as a 90/10 contractual joint venture between Chindex and the Chinese Academy of Medical Sciences and received its initial national level approvals from the Chinese Ministry of Health ("MOH") and Ministry of Foreign Trade and Economic Cooperation ("MOFTEC") in 1995.

Shanghai United Family Hospital and Clinics

In late 2001, Chindex received approval from the MOH and in early 2002 received approval from MOFTEC to open a second hospital venture. The new hospital is located in Shanghai and will ultimately be a 50-bed facility, offering a full range of inpatient and outpatient services to both Shanghai's expatriate and Chinese communities. This hospital is also a joint venture undertaking, with Chindex holding a 70% equity interest. Construction on the hospital has commenced and Shanghai United is scheduled to open in phases beginning mid-2003. Funding for the development of this hospital has been obtained through an agreement with a major supplier for deferred payment on equipment purchases by the Company from the supplier.

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

COMPETITION

In the sale of products, the Company competes with other independent distributors in China that market similar products. In addition to other independent distributors, the Company faces more significant competition from direct distribution by established manufacturers. In the medical products field, for example, the Company competes with General Electric Corporation ("GE"), which maintains its own direct sales force in China as well as selling through distributors. In addition, since certain manufacturers, such as GE, market a wide variety of products under one brand name in China to different market sectors, those manufacturers may be better able than the Company to establish name recognition across industry lines. For example, GE manufactures and markets other electrical products in China as well as other medical instruments not sold by the Company. The Company believes that GE, Philips, and Toshiba are the largest such direct competitors in the medical products field. The Company believes that its products incorporate technologies that are more advanced than those available in products currently available from domestic Chinese manufacturers.

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

At the present time, there are no Western-owned hospitals in Beijing which compete with Beijing United Family Hospital in catering to the expatriate diplomatic and affluent local Chinese markets. There are several Western-operated clinics and a variety of foreign-invested joint ventures which provide outpatient services.

EMPLOYEES

At December 31, 2002, the Company had 619 full-time salaried employees, and 24 part-time employees. Of the full time employees, 605 are in China and Hong Kong. Of the full-time personnel in China and Hong Kong, 67 are expatriates and 538 are Chinese or third country nationals. Of the Company's non-U.S. based full-time employees, 279 are employed at Beijing United.

INTERNET INFORMATION AND SEC DOCUMENTS

The Company's internet site is located at www.chindex.com. Copies of the Company's reports filed pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, including Annual Reports filed on Form 10-K, Quarterly Reports filed on Form 10-Q and Current Reports filed on Form 8-K may be accessed from the Company's website, free of charge, as soon as reasonably practicable after the Company electronically files such reports with, or furnishes such reports to, the Securities and Exchange Commission.

FORWARD-LOOKING STATEMENTS

With the exception of historical information, the matters discussed or incorporated by reference in this Report on Form 10-K and, if any, in the Company's 2002 Annual Report to Stockholders are forward-looking statements that involve risks and uncertainties, including risks associated with uncertainties pertaining to the Company's (i) performance goals, including successful conclusion of efforts to secure government-backed financing, (ii) future revenues and earnings, including revenues from the Company's developmental businesses such as the healthcare services, (iii) markets, including growth in demand in China for the Company's products and services, and (iv) proposed new operations, including without limitation that there can be no assurance as to the opening schedule, budgeting or success of the Company's hospital in Shanghai. Actual results events and performance may differ materially. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to release publicly the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

ITEM 2.. PROPERTIES

The Company's representative headquarters in China are located at a newly renovated facility in Beijing. The Company's prior facility was designated for redevelopment in 2002 and accordingly, the Company moved into new space in mid-2002. The Company has a ten year lease for this new space. The Company also leases regional offices in the Chinese cities of Shanghai, Guangzhou and Tianjin. The Company's executive and administrative offices are located in Bethesda, Maryland, which provides access to nearby Washington, D.C.

The Company also leases a four story building of approximately 52,000 square feet in Beijing for Beijing United. This lease expires in 2010. In 1998, the Hospital entered into a five-year lease for the building housing the dental clinic. This lease provides for a ten-year extension. The Company initially renovated the first two floors of the main building for Beijing United Family Hospital. The Company had subleased the remaining two floors until the end of 2001, when the tenant moved out of the space, allowing the hospital to renovate the space for hospital use. This renovation was completed in 2002. The Company believes that its facilities will be sufficient to satisfy the Company's current requirements for at least the next twelve months.

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

Quarter Ended	High Bid	Low Bid
March 31, 2001	$10.75	$6.63
June 30, 2001	12.67	7.13
September 30, 2001	13.40	7.05
December 31, 2001	14.89	5.56
March 31, 2002	13.87	9.28
June 30, 2002	11.81	9.14
September 30, 2002	10.99	6.33
December 31, 2002	8.98	6.42

As of March 26, 2003, there were 14 record holders and there were estimated to be approximately 1,170 beneficial owners of the Company's Common Stock. There are three owners of the Company's Class B Common Stock.

The Company has not paid any cash dividends on its Common Stock since inception, and it does not anticipate paying any cash dividends in the foreseeable future. The Company expects to retain earnings for use in its business.

ITEM 6. SELECTED FINANCIAL DATA

(in thousands except per share data)
For the year ended December 31:	2002	2001	2000	1999	1998
Net sales	$70,617	$56,118	$45,064	$37,128	$21,563
Percent increase	26%	25%	18%	72%	-10%
Income (loss) from operations	95	(401)	152	(221)	(3,613)
Other income and expenses	(126)	726	664	896	1,661
Net income (loss) before tax	19	307	780	657	(1,964)
Benefit from (provision for) income taxes	240	77	(139)	(265)	(75)
Net income (loss)	259	384	641	392	(2,039)

Net income (loss) per share-basic	.30	.45	.79	.50	(2.58)
Net income (loss) per share-diluted	.29	.42	.76	.49	(2.58)
Market closing price per share - end of year	7.42	14.00	6.75	18.25	2.72
Book value per share at end of year	15.07	15.99	16.36	15.93	15.43
Cash dividends declared	.00	.00	.00	.00	.00

At December 31:
Total assets	$43,126	$33,369	$36,498	$24,384	$28,553
Short term debt	1,946	200	0	0	0
Long term debt or accounts payable	3,609	0	0	91	272
Total capital	13,968	13,611	13,235	12,587	12,196

Segment information for the year ended December 31:
Capital Medical Equipment-sales	$28,708	$25,819
Capital Medical Equipment -gross margin percent	27%	29%
Capital Medical Equipment -operations income	198	439
Healthcare Products Distribution-sales	28,946	21,520
Healthcare Products Distribution-gross margin percent	13%	13%
Healthcare Products Distribution-operations loss	(639)	(1,316)
Healthcare Products-sales	*	*	$39,049	$33,182	$19,750
Healthcare Products-gross margin percent	*	*	24%	25%	29%
Healthcare Products-operations income (loss)	*	*	(66)	243	(2,527)
Healthcare Services-sales	12,963	8,779	6,015	3,946	1,860
Healthcare Services-operations income (loss)	536	476	218	(464)	(1,086)
*the company expanded to three segments in 2002 and restated 2001

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

General

The Company's revenues continued to grow in 2002, with increases occurring in all three segments of the Company's business.  In 2002, the Company expanded the number of segments into which its business is divided by dividing the former Healthcare Products segment into two: Capital Medical Equipment and Healthcare Products Distribution.   In 2002, the Company, continuing its loan program efforts, shipped a total of $8.8 million under a program of commercial bank financing for its customers in China.  The Company recorded net income in 2002 of $259,000 or a 33% decrease from 2001 net income of $384,000.  Income from operations was $95,000 in 2002 compared to a loss from operations of $401,000 in 2001.

 The Healthcare Services segment of the Company's business saw a number of changes in 2002.  During the year the Company completed a significant expansion of its Beijing United Hospital and Clinics ("Beijing United"), doubling its capacity. This expansion involved the renovation of the upper floors of the hospital building that previously had been subleased to a tenant.  Also in 2002, Chindex opened its first outpatient satellite clinic affiliated with Beijing United in Shunyi County outside of Beijing.

In addition to expansion efforts at Beijing United, the Company completed negotiations for its new hospital in Shanghai and, in February of 2002, entered into a joint venture agreement with Shanghai Changning Central District Hospital (a 70-30 equity joint venture, with the Company holding 70%) for the establishment of Shanghai United Family Hospital and Clinics ("Shanghai United").  The business license for Shanghai United was received in July of 2002.  The Company has also entered into an 18-year lease for a stand-alone four story building on the campus of the Changning Hospital.  Financing for Shanghai United is being obtained through an agreement with a major supplier whereby extended payment terms on up to $4 million in purchases by the Company are being provided.  Construction on Shanghai United is underway and is expected to open in 2003.

Critical Accounting Policies

The preparation of the Company's financial statements in conformity with accounting principles generally accepted in the United States requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company's estimates, judgments and assumptions are continually evaluated based on available information and experience. Because of the use of estimates inherent in the financial reporting process, actual results could differ from those estimates.

Some of the Company's accounting policies require higher degrees of judgment than others in their application. These include revenue recognition on long-term service contracts, impairments and estimation of useful lives of long-term assets, income tax recognition of deferred tax items, and accruals for contingencies. Our policy and related procedures for revenue recognition on long-term service contracts are summarized below. In addition, Note 1 to the Consolidated Financial Statements includes further discussion of the Company's significant accounting policies.

Revenue Recognition - Sales and most commissions are recognized upon product shipment. Costs associated with shipping, handling, installation, after-sale servicing and warranty are not significant and are recognized in Cost of Sales as they are incurred.  Revenues related to services provided by Beijing United are recognized in the period services are provided. Costs associated with such services are recognized in the period incurred.

Stock-based Compensation - The Company accounts for stock-based compensation to employees under Accounting Principles Board ("APB") No. 25 - "Accounting for Stock Issued to Employees", and complies with the disclosure requirements for SFAS No. 123 - "Accounting for Stock-Based Compensation" and SFAS No. 148 - "Accounting for Stock-Based Compensation - Transition and Disclosure. "  (see "Stock Option Plan")

Fiscal year 2002 compared to 2001

The Company's revenues for 2002 were $70,617,000, up 26% from 2001 revenues of $56,118,000.  Of these amounts, $8,821,000 in 2002 and $4,196,000 in 2001 were attributable to loan project sales by the Company for its customers.  The Company believes that this type of financing is important to its customers and will continue to try to offer such financings in the future. These financings can be very complex and their timing and impact on the Company's results are difficult to predict (see "Timing of Revenues").

Capital Medical Equipment Segment

In 2002 this segment had revenues of $28,708,000, an 11% increase over the revenues of $25,819,000 in 2001. Income from operations for the segment was $198,000 in 2002 compared to income from operations of $439,000 in 2001.  The decrease was primarily attributable to a decrease in the gross profit percentage.  The period-to-period revenues of this segment fluctuate due to financing programs facilitated by the Company from time to time and due to fluctuating hospital purchasing cycles in China.  The increase for 2002 was primarily attributable to loan project sales by the Company to its customers, which were $8,821,000 in the recent year as compared to $4,196,000 in the prior year.  The U.S. dollar-based sales of capital medical equipment are often contingent on financing (see "Timing of Revenues").

Gross profit in 2002 increased to $7,822,000 from $7,451,000 in 2001. As a percentage of revenues, gross profit from the capital medical equipment segment for the recent period was 27% as compared to 29% in the prior period.  The gross profit in 2001 reflected a different mix of revenue sources having different profit margins.  In particular, in the recent year, the Company had less service contract revenues, which carry higher margins, than in the prior year.  Service contract revenues in Hong Kong were down significantly because of the downturn in the economy there.  The Company anticipates that service contract revenues will not return to previous levels.  In addition, competitive factors such as the timing and composition of major tenders, as well as the ongoing competitive pricing pressures due to Chinese government tendering regulations in the sale of capital medical equipment in the year yielded lower margins on such sales.  Finally, gross margins on loan project sales are generally lower than on the Company's other sales because the Company is not required to provide warranty service on many of the products sold through the loan programs.  Loan program shipments in 2002 were more than twice as large as in 2001.

Expenses for the capital medical equipment segment in 2002 increased to $7,624,000 from $7,012,000 in 2001, and as a percentage of revenues over the period were the same at 27%.  Salaries for the segment in 2002 increased by $561,000 from 2001and as a percentage of revenues over the period increased to 10% from 9%.  The salary increase was primarily due to increased payroll benefits mandated by the Chinese government.

In addition, travel and entertainment expenses for the segment increased $197,000 but were flat at 5% of revenues in both years.  Other costs decreased $123,000 as compared to the prior year, primarily due to lower administration allocations and lower promotion costs offset by increased exhibition fees and bad debt reserve.

Healthcare Products Distribution Segment

The Health Care Products Distribution ("HPD") segment, consisting of medical consumables and personal healthcare products, had revenue growth of 35% to $28,946,000 in 2002 from 2001 revenues of $21,520,000.  This increase was attributable to an increase in sales in the hospital and retail pharmacy markets.  The segment had a loss from operations of $639,000 in 2002 compared to a loss from operations of $1,316,000 in 2001. The sales of medical consumables and personal healthcare products are local currency-based sales made from inventories maintained locally in China (see "Foreign Currency Exchange and Impact of Inflation") to a network of sub-dealers and pharmacies.

Gross profit in 2002 rose to $3,856,000 from $2,842,000 in 2001. As a percentage of revenues, gross profit from the HPD segment remained consistent at 13% in 2002 and 2001.

Expenses for the healthcare products distribution segment in 2002 increased to $4,457,000 from $4,158,000 in 2001, but decreased as a percentage of revenues over the twelve month period to 15% from 19%.  Salaries for the segment increased $354,000, but remained flat as a percentage of revenues over the years at 5%.  The increase is primarily due to increased payroll benefits mandated by the Chinese government.  In addition, travel and entertainment expense for the segment increased $76,000 but was flat at 1% of revenues for both years and other costs decreased $131,000 primarily from decreased promotion.

Healthcare Products Segment

In order to provide a complete segment comparison the following is a comparison of the 2002 and 2001 results for the products now contained in two segments, the Capital Medical Equipment segment and the Healthcare Products Distribution segment.   In 2000, the company treated these two as one segment and thus, comparable information is not available and it would be impracticable to compare the two years on the basis of the segmentation in effect in 2002.

If the Company had not separated the two segments, the prior Healthcare Products segment, which was a combination of the Capital Medical Equipment segment and the Healthcare Products Distribution Segment, would have reported revenue of $57,654,000 in 2002 as compared to $47,339,000 in 2001.  Gross profit would have been $11,678,000 in 2002 as compared to $10,293,000 in 2001.  As a percentage of revenues the old segment would have reported 20% in 2002 as compared to 22% in 2001.  Expenses would have increased to $12,081,000 in 2002 as compared to $11,170,000 in 2001.

Healthcare Services Segment

For 2002, the revenues from this segment were $12,963,000, an increase of 48% over 2001 revenues of $8,779,000.  Income from operations in 2002 was $536,000 as compared to $476,000 in 2001.  During the recent period, Beijing United continued to expand the services offered, which contributed to increased patient visits as well as increased inpatient stays over the prior year.  Healthcare services costs during 2002 were $12,427,000, an increase of 50% over 2001 costs of $8,303,000.  This increase was due primarily to the costs associated with increased services offered.  The hospital has recently finished expanding its present facility to include space formerly occupied by a sublease tenant (see Liquidity and Capital Resources).  The hospital also has continued its efforts to explore the establishment of additional affiliated satellite clinics to serve as referral sites to its hospital.  In this regard, Beijing United is affiliated with a satellite clinic that opened in November of 2002.  This clinic, in Shunyi County outside of Beijing, is funded by a Chindex subsidiary and is staffed by doctors and other health professionals from the Beijing United.  Salaries increased by $2,450,000 (salaries were 50% and 46% of revenue for 2002 and 2001, respectively), with all other costs increasing $1,674,000, including $193,000 in supplies, $457,000 in rent, $129,000 to establish a bad debt reserve and $104,000 in administrative allocation.  The salary increases resulted from increased staffing for the emergency room and for other expanded facilities as well as additional payroll benefits.

Minority Interest

The Company's agreement with its joint venture partner for Beijing United calls for the partner to receive 10% of the profits of the hospital.  In 2002, this minority interest in the net local income of Beijing United amounted to $71,000 as compared to $18,000 for 2001.  This income is directly related to the local entity profitability of the hospital.  The Company also recorded a $38,000 start-up loss on its investment in a joint venture in Hong Kong.  This was offset by The Company's minority partner share loss of $121,000 in its new start-up hospital venture in Shanghai.

Other Income and Expenses

Other expense (other than interest) in 2002 was $131,000, compared to other income (other than interest) of $578,000 for 2001.  The prior period other income was derived substantially from the sublease of space in the facility housing Beijing United that ended on December 31, 2001.  The part of the building that was subleased has now been renovated as part of the hospital expansion.  Although the Company did not anticipate any sublease revenues in 2002, it does anticipate that now that the space is renovated and in service for Beijing United, the Company will recognize additional revenues through the expanded operations of Beijing United, which may offset part or all of the loss of income from the sublease.

Taxes

The Company recorded a $240,000 benefit from taxes in 2002 as compared to a benefit for taxes of $77,000 in 2001.  This tax computation is in accordance with current accounting standards but assumes a certain level of future profitability.  The Company believes this properly recognizes the benefits the Company has achieved as a result of its tax restructuring and short-term anticipation of future income tax loss carryforward utilization.

As a result of this restructuring the Company expects to make use of a portion of its U.S. federal net operating losses and accordingly, recorded a $660,000 deferred tax valuation adjustment in addition to last years $232,000 recorded on previously fully reserved tax losses. The Company expects these net operating losses to be recognizable in 2003 to 2004.

Fiscal year 2001 compared to 2000

The Company's revenues for 2001 were $56,118,000, up 25% from 2000 revenues of $45,064,000.  These amounts include bulk medical equipment sales of $4,196,000 in 2001 and $9,396,000 in 2000, due to sales attributable to shipments made under the Company's loan financing transactions. The Company believes that this type of financing is important to its customers and the Company and will continue to try to offer such financings in the future. These financings can be very complex and their impact and timing on the Company's results are difficult to predict (see "Timing of Revenues").

The Company recorded net income in 2001 of $384,000 or a 40% decrease from 2000 net income of $641,000.

Healthcare Products

The following comparison on Healthcare Products includes the products now contained in two segments, the Capital Medical Equipment segment and the Healthcare Products Distribution segment.   In 2000, the company treated these two as one segment and thus, comparable information is not available and it would be impracticable to compare the two years on the basis of the segmentation in effect in 2002.

The healthcare products segment, consisting of medical equipment, medical consumables and personal healthcare products, had revenue growth of 21% to $47,339,000 in 2001 from 2000 revenues of $39,049,000. The 2001 revenues included $25,817,000 in sales of medical equipment (55%) and $21,522,000 in sales of medical consumables and personal healthcare products (45%).  In 2000, the sales of medical equipment constituted 68% of the total for healthcare product sales, while the sales of medical consumables and personal healthcare products constituted 32% of the total.  The segment had a loss from operations of $877,000 in 2001 compared with a loss from operations of $66,000 in 2000.  The sales of medical equipment are U.S. Dollar-based export sales often contingent on financing (see "Timing of Revenues").  The sales of medical consumables and personal healthcare products are local currency-based sales made from inventories maintained locally in China (see "Foreign Currency Exchange and Impact of Inflation") to a network of sub-dealers and pharmacies.

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

Healthcare Services

 The healthcare services segment consists of a Western style primary care hospital and outpatient facility. In 2001, the revenues from this segment increased to $8,779,000 or 46% over 2000 revenues of $6,015,000. Income from operations was $476,000 in 2001 compared to $218,000 in 2000.  During 2001, the hospital continued the expansion of its service offerings and the revenue increases for the year reflect increased patient visits taking advantage of these services.  Healthcare services costs increased in 2001 to $8,303,000 or 43% over 2000 costs of $5,797,000.  This increase was due to the costs associated with increases in services.  Also, in September 2001 the Company completed first floor renovations and added a full time emergency room.  The hospital is currently expanding its present facility and continues to explore the possibility of additional satellite clinics to serve as referral sites to its hospital.  Salaries increased by $1,727,000 (salaries were 46% of revenue in 2001 versus 39% in 2000), with all other costs increasing $996,000.

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

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2002, total accounts receivable increased by $3,542,000 as compared to December 31, 2001. This was primarily due to the large loan project transaction shipping at the end of 2002 while no large loan transaction shipped during the last half of the year ended December 31, 2001.

Substantially all of the $3,974,000 increase as of December 31, 2002 in accounts payable and accrued expenses was related to vendor payments for the loan project shipped at the end 2002.  Payments related to this shipment are expected to be paid during 2003.

As of December 31, 2002, inventories were $10,346,000, increasing $2,981,000 from the December 31, 2001 balance of $7,365,000. This increase was due to expansion of the Healthcare Products Distribution network and pending Capital Medical Equipment loan shipments awaiting final shipping instructions.

As of December 31, 2001 the Company capitalized $3,395,000 of improvements and equipment, primarily for the expansion of Beijing United into the two remaining floors previously sub-leased.  The Company is currently renovating and outfitting its hospital facility in Shanghai, which is being primarily financed through vendor financing and local bank borrowings.  The Company has signed an agreement with a major supplier whereby the supplier has agreed to provide long term (one and one-half years on transactions to date) payment terms on the Company's purchases of medical equipment from the supplier.  The arrangement carries an interest component of five percent.  Due to this vendor financing the Company has recorded long-term accounts payable of $3,609,000 as of December 31, 2002.

As of December 31, 2002, letters of credit issued by the Company's principal bank, AllFirst, amounted to approximately $362,000 and $1,346,000 were outstanding under the line of credit facility. Borrowings under the credit facility bear interest at 1% over three month London Interbank Offered Rate ("LIBOR").  Beijing United has completed short term financing arrangements in China with Hongkong Shanghai Banking Corp. ("HSBC") for up to $600,000 in revolving loans or standby credit.  Terms of the agreement are customary, with the interest rate being 1.75% over the 3 month Singapore Interbank Money Market Offer Rate ("SIBOR").  Beijing United has agreed to utilize HSBC for a certain portion of its credit card settlement business.  As of December 31, 2002 this line of credit was full utilized.

The following table sets forth the Company's contractual cash obligations as of December 31, 2002:

Total

2003

2004

2005

2006

2007

Thereafter

Line of credit

$ 1,946,000

$1,946,000

$ 0

$ 0

$ 0

$ 0

$ 0

Vendor financing

3,609,000

0

3,609,000

0

0

0

0

Operating leases

12,224,000

1,454,000

1,137,000

994,000

993,000

993,000

6,653,000

 Total contractual cash obligations

$17,779,000

$3,400,000

$4,746,000

$994,000

$993,000

$993,000

$6,653,000

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

In addition, the sales of certain products often require protracted sales efforts, long lead times and other time-consuming steps. Further, in light of the dependence by purchasers of capital equipment on the availability of credit, the timing of sales may depend upon the timing of the Company's or its purchasers' abilities to arrange for credit sources, including Ex-Im Bank or other loan financing. As a result, the Company's operating results have varied and are expected to continue to vary from period to period and year to year. In addition, a relatively limited number of orders and shipments may constitute a meaningful percentage of the Company's revenue in any one period. As a result, a relatively small reduction in the number of orders can have a material impact on the Company's revenues in any year. Further, because the Company recognizes revenues and expenses as products are shipped, the timing of shipments could affect the Company's operating results for a particular period.  At the same time, a growing percentage of the Company's revenues are attributable to hospital services and local currency sales through the HPD, both of which have more even revenue streams.

FOREIGN CURRENCY EXCHANGE AND IMPACT OF INFLATION

The results of operations of the Company for the periods discussed have not been significantly affected by inflation or foreign currency fluctuation.  Since the Company receives over 60% of its revenues in local Chinese currency, the Company has some foreign currency risk.  Changes in the valuation of the Chinese Renminbi or Hong Kong dollar may have an impact on the Company's results of operations in the future. The Company's subsidiaries, Chindex Tianjin, Chindex Shanghai and Beijing United, sell products and services in Renminbi.

The Company has also purchased and will continue to purchase some products in Western currencies other than U.S. dollars and has sold and will continue to sell such products in China for U.S. dollars. To the extent that the value of the U.S. dollar declines against such a currency, the Company could experience a negative impact on profitability. The Company anticipates hedging transactions wherever possible to minimize such negative impacts.  Currently there are no such hedges.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risks in a variety of ways.  The principal market risk is related to the nature of the Chinese economy and political system.  Since the Company generates all of its revenues from China, any risk having to do with the environment in China for a foreign business operating there can have a significant impact on the Company.

The Chindex growth plan includes continuing expansion of the Capital Medical Equipment business, rapid expansion of the HPD product portfolio, with an emphasis on increasing the number and variety of products that are sold directly to retail pharmacies, and the development of a network of private family hospitals, based on the Beijing United model, to serve China's growing middle class.  Management continues to develop this growth plan, the implementation of which will be contingent on a number of factors, including requisite financing.

Although the Company remains optimistic about the marketplace, there are continuing uncertainties as to the direction of China's on-going political and economic reforms, the possibility for future devaluation of the Chinese or Hong Kong currencies, and China's relationship with the United States.  These uncertainties may influence the budgeting and purchasing process in China.  Any of the foregoing circumstances may impede trade with China, thus impairing the ability of the Company's customers to purchase the Company's products.  In the Company's view, China's entry into the World Trade Organization in 2001 has made the dangers from these uncertainties less significant.  Other possibly adverse circumstances include a decrease in the funds available for Chinese end-users as a result of a general economic slowdown, and increased competition from other American and European companies.

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

Government Control Over Economy

The government of China has exercised and continues to exercise substantial control over virtually every section of the Chinese economy through regulation and state ownership.   China's continued commitment to reform and the development of a vital private sector in that country have, to some extent, limited the practical effects of the control currently exercised by the government over individual business enterprises.  However, the economy continues to be subject to significant government controls which, if directed towards business activities of the Company, could have a significant adverse impact on the Company.  For example, if the government were to limit the number of foreign personnel who could work in the country, or were to substantially increase taxes on foreign businesses or were to impose any number of other possible types of limitations on the Company's operations, the impact would be significant.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Ernst & Young LLP, Independent Auditors

The Board of Directors and Stockholders

Chindex International, Inc.

We have audited the accompanying consolidated balance sheets of Chindex International, Inc. (the Company) as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedule listed in the Index at Item 15(a).  These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Chindex International, Inc. at December 31, 2002 and 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States.  Also, in our opinion, the related financial statement schedule, when considered in relation to the financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young, LLP

McLean, Virginia

March 14, 2003

CHINDEX INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

December 31,

2002

2001

ASSETS

Current Assets:

Cash and cash equivalents

$6,100,000

$5,459,000

Trade receivables less allowance for doubtful accounts of $883,000 in 2002 and $604,000 in 2001

16,195,000

12,932,000

Inventories

10,346,000

7,365,000

Income taxes receivable

11,000

165,000

Deferred income taxes

892,000

232,000

Other current assets

1,793,000

1,668,000

Total current assets

35,337,000

27,821,000

Property & equipment, net

7,128,000

4,751,000

Other assets

661,000

797,000

Total assets

$43,126,000

$33,369,000

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

Accounts payable and accrued expenses

$22,612,000

$18,625,000

Accrued contract training

920,000

915,000

Short term loan payable

1,946,000

200,000

Total current liabilities

25,478,000

19,758,000

Long-term accounts payable

3,609,000

0

Total liabilities

29,087,000

19,758,000

Minority interest

71,000

18,000

Stockholders' Equity:

Preferred stock, $.01 par value, 5,000 shares authorized, none issued

0

0

Common stock, $.01 par value, 2,500,000 shares authorized, including 200,000 designated Class B:

Common stock - 733,308 and 657,319 shares issued and outstanding in 2002 and 2001, respectively

7,000

7,000

Class B stock - 193,750 shares issued and outstanding in 2002 and 2001

2,000

2,000

Additional capital

17,384,000

17,303,000

Accumulated other comprehensive income (loss)

9,000

(8,000)

Accumulated deficit

(3,434,000)

(3,693,000)

Total stockholders' equity

13,968,000

13,611,000

Total liabilities and stockholders' equity

$43,164,000

$33,369,000

See accompanying notes

CHINDEX INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the year ended December 31,

2002

2001

2000

Total sales and service revenue

$70,617,000

$56,118,000

$45,064,000

Cost and expenses

Cost of goods and services sold

47,549,000

38,426,000

30,529,000

Salaries and payroll taxes

13,463,000

10,091,000

7,777,000

Travel and entertainment

2,601,000

2,139,000

1,897,000

Other

6,909,000

5,863,000

4,709,000

Income (loss) from operations

95,000

(401,000)

152,000

Minority interest

50,000

(18,000)

(36,000)

Other income and (expenses)

Interest expense

(54,000)

(13,000)

(94,000)

Interest income

59,000

161,000

200,000

Miscellaneous (loss) income , net

(131,000)

578,000

558,000

Total other (loss) income

(126,000)

726,000

664,000

Income before income taxes

19,000

307,000

780,000

(Benefit from) provision for income taxes

(240,000)

(77,000)

139,000

Net income

$259,000

$384,000

$641,000

Net income per common share - basic

$ .30

$ .45

$ .79

Weighted average shares outstanding - basic

874,870

851,069

808,722

Net income per common share - diluted

$ .29

$ .42

 $  .76

Weighted average shares outstanding - diluted

899,192

921,927

838,716

See accompanying notes

CHINDEX INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the year ended December 31,

2002

2001

2000

OPERATING ACTIVITIES

Net income

$259,000

$384,000

$641,000

 Adjustments to reconcile net income to net cash (used in) provided by operating activities:

Depreciation

1,016,000

773,000

750,000

Inventory write-down

158,000

147,000

154,000

Provision for doubtful accounts

279,000

0

0

Minority interest

(53,000)

0

0

Deferred taxes

(660,000)

(232,000)

0

Changes in operating assets and liabilities:

Trade receivables

(3,542,000)

4,264,000

(9,229,000)

Inventories

(3,124,000)

1,608,000

(3,393,000)

Income taxes receivable

154,000

112,000

(161,000)

Other current assets

(125,000)

(353,000)

(418,000)

Other assets

136,000

282,000

(260,000)

Accounts payable and accrued expenses

3,992,000

(3,615,000)

11,481,000

Income taxes payable

0

(90,000)

(15,000)

Net cash (used in) provided by operating activities

(1,510.000)

3,280,000

(450,000)

INVESTING ACTIVITIES

Investment in equity joint venture

(40,000)

0

0

Purchases of property and equipment

(3,382,000)

(1,798,000)

(720,000)

Net cash used in investing activities

(3,422,000)

(1,798,000

(720,000)

FINANCING ACTIVITIES

Proceeds from short term loan payable

1,746,000

200,000

0

Cash from joint venture partner investment

120,000

0

0

Long term accounts payable

3,609,000

0

0

Exercise of stock options

81,000

0

9,000

Net cash provided by financing activities

5,556,000

200,000

9,000

Effect of foreign exchange rate changes on cash and cash equivalents

17,000

(8,000)

(2,000)

Net increase (decrease) in cash and cash equivalents

641,000

1,674,000

(1,163,000)

Cash and cash equivalents at beginning of year

5,459,000

3,785,000

4,948,000

Cash and cash equivalents at end of year

$6,100,000

$5,459,000

$3,785,000

Cash paid for interest

$45,000

$13,000

$10,000

Cash paid for taxes

$336,000

$518,000

$368,000

See accompanying notes

CHINDEX INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

Common Stock

Common Stock-Class B

Additional

Accumulated

Accumulated Other Comprehensive Income

Shares

Amount

Shares

Amount

Capital

Deficit

Total

Balance at December 31, 1999

596,563

$6,000

193,750

$2,000

$17,294,000

($4,717,000)

$2,000

$12,587,000

Net income 2000

641,000

641,000

Foreign currency translation adjustment

(2,000)

(2,000)

Comprehensive Income

639,000

September stock dividend

59,756

1,000

(1,000)

0

Option exercised

1,000

0

9,000

9,000

Balance at December 31, 2000

657,319

7,000

193,750

2,000

17,303,000

(4,077,000)

0

13,235,000

Net income 2001

384,000

384,000

Foreign currency translation adjustment

(8,000)

(8,000)

Comprehensive Income

376,000

Balance at December 31, 2001

657,319

7,000

193,750

2,000

17,303,000

(3,693,000)

(8,000)

13,611,000

Net income 2002

259,000

259,000

Foreign currency translation adjustment

17,000

17,000

Comprehensive Income

276,000

July stock dividend

66,664

0

0

Options exercised

9,325

0

81,000

81,000

Balance at December 31, 2002

733,308

$7,000

193,750

$2,000

$17,384,000

($3,434,000)

$9,000

$13,968,000

See accompanying notes

CHINDEX INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2002

  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  ORGANIZATION AND DESCRIPTION OF BUSINESS

  Chindex International, Inc. (the Company or "Chindex") is a leading American company in the healthcare sectors of the Chinese marketplace, including Hong Kong.  The Company conducts business in three segments.  The Capital Medical Equipment segment markets and sells high-technology medical equipment and instrumentation acquired from several major U.S., European, and other manufacturers. The Company markets and sells these products in China, including Hong Kong, and provides marketing, sales and technical services for the products.  Substantially all direct sales, commissions and purchases of these products are denominated in U.S. dollars.

  The Healthcare Products Distribution segment operates a logistics platform through which it provides logistics services to internal clients as well as to other companies doing business in the Chinese market.  Sales of consumables and low value healthcare and health-related consumer products are undertaken through Chindex Holdings International Trade (Tianjin) Ltd., and Chindex Shanghai International Trading Co., Ltd., subsidiaries that sell goods and receive payments in local Chinese currency and use the currency to pay for local expenses and U.S.-dollar imported goods. Payments are generally required to be made in advance for consumable products.

  Finally, in its Healthcare Services segment, the Company operates a hospital and clinic in Beijing and will be opening a second hospital in Shanghai in mid-2003.  In 1996 the Company established Beijing United Family Hospital and Clinics ("Beijing United"), a contractual joint venture between the Company and a company controlled by the Chinese Academy of Medical Sciences.  Beijing United provides complete international standard primary care health services including family practice, pediatrics, dental care, physical therapy, obstetrics, gynecology, neonatology, men's health care, 24 hour emergency room, general surgery, psychiatrics, ICU diagnostic imaging, and pharmacy.  Operations commenced in late 1997.  Full-time operation began in March 1998.  While Beijing United generally transacts its business in local Chinese currency it can receive payments in U.S. dollars.

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

  Consolidation

  The consolidated financial statements include the accounts of the Company and its subsidiaries or controlled enterprises.  Minority interest is derived from the Company's 10% partner share of the earnings of Beijing United and 30% equity partner interest in  Shanghai United.  The Company also holds a 40% interest in Natural Formula Asia Limited accounted for using the equity method, netted in other assets.  Significant intercompany balances and transactions are eliminated.

  Revenue Recognition

  Sales and most commissions are recognized upon product shipment. Costs associated with shipping, handling, installation, after-sale servicing and warranty are not significant and are recognized in cost of sales as they are incurred.

  Revenues related to services provided by HCS are recognized in the period services are provided. Costs associated with such services are recognized in the period incurred.

  Inventories

  Inventory purchased to fill executed sales contracts and purchase orders that remain undelivered at year-end (merchandise inventory), service parts and inventory of peripheral components are stated at the lower of cost or market using the specific identification method. In addition, two wholly foreign owned subsidiaries maintain merchandise inventory based on expected sales targets.

  Certain items are purchased for demonstration purposes and subsequent sale (demonstration inventory). Management monitors the salability of such demonstration inventory and reduces the carrying amount to net realizable value when there is any impairment in value.

  Inventory items held by HCS are stated at the lower of cost or market using the average cost method.

  Property and Equipment

  Property and equipment, including such assets held by HCS, are stated at historical cost. The costs of additions and improvements are capitalized, while maintenance and repairs are charged to expense as incurred. Depreciation is computed on the straight line method over the estimated useful lives of the related assets. Useful lives for office equipment, vehicles and furniture and fixtures range from 5 to 7 years. Leasehold improvements are amortized by the straight-line method over the shorter of the estimated useful lives of the improvements or the lease term. Certain medical equipment is depreciated over three years.

  The Company assesses the impairment of long-lived assets including intangible assets in accordance with Statement of Financial Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 establishes one accounting model to be used for long-lived assets to be disposed of by sale and broadens the presentation requirements of discontinued operations to include more disposal transactions. The adoption of this statement did not have a material impact on the Company's results of operation and financial position.

  Income Taxes

  The Company's U.S. entities are on a June 30 tax fiscal year and beginning in 2001, they filed a consolidated U.S. federal tax return.  The U.S. provision for income taxes is computed for each entity in the U.S. consolidated group at the statutory rate based upon each entity's income or loss, giving effect to permanent differences.  The Company's foreign subsidiaries file separate income tax returns on a December 31 fiscal year.

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

  Fair Value of Financial Instruments

  The Company considers the recorded value of its financial instruments, which consist of cash and cash equivalents, trade receivables, commissions receivable and accounts payable, to approximate the fair value of the respective assets and liabilities at December 31, 2002 and 2001.

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

  Stock Based Compensation

  The Company accounts for stock-based compensation to employees under Accounting Principles Board ("APB") No. 25 - "Accounting for Stock Issued to Employees", and complies with the disclosure requirements for SFAS No. 123 - "Accounting for Stock-Based Compensation" and SFAS No. 148 - "Accounting for Stock-Based Compensation - Transition and Disclosure."

  Dividends

  The Company has not paid cash dividends to the stockholders of its common stock and any cash dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors. On June 19, 2002 the Company declared a 10% stock dividend to holders of record on July 15, 2002.

  Reclassifications

  Certain balances in the 2001 and 2000 financial statements have been reclassified to conform to the 2002 presentation.

  INVENTORIES

Inventories consist of the following:

December 31,

2002

2001

Merchandise inventory

$7,609,000

$4,805,000

Healthcare services inventory

240,000

234,000

Demonstration inventory, net

840,000

597,000

Parts and peripherals

1,657,000

1,729,000

$10,346,000

$7,365,000

3. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consists of the following:

December 31,

2002

2001

Furniture and equipment

$5,408,000

$4,594,000

Vehicles

109,000

109,000

Leasehold improvements

5,594,000

3,610,000

11,111,000

8,313,000

Less: accumulated depreciation and amortization

(3,983,000)

(3,562,000)

$7,128,000

$4,751,000

4. DEBT

Short term

The Company has a $1,750,000 credit facility with First National Bank of Maryland for short-term working capital needs, standby letters of credit, and spot and forward foreign exchange transactions. Balances outstanding under the facilities are payable on demand, fully secured and collateralized by government securities acceptable to the Bank having an aggregate fair market value of not less than $1,945,000. As of December 31, 2002, letters of credit issued by the bank amounted to approximately $362,000 and $1,346,000 were outstanding under the line of credit facility. Borrowings under the credit facility bear interest at 1% over three month London Interbank Offered Rate ("LIBOR").

The Company's hospital has recently completed short term financing arrangements in China with Hongkong Shanghai Banking Corp. ("HSBC") for up to $600,000 in revolving loans or standby credit.  Terms of the agreement are customary, with the interest rate being 1.75% over the 3 month Singapore Interbank Money Market Offer Rate ("SIBOR").  The hospital has agreed to utilize HSBC for a certain portion of its credit card settlement business.  As of December 31, 2002 this line of credit had $600,000 outstanding.

Long term

The Company has signed an agreement with a major supplier whereby the supplier has agreed to provide long term (one and one-half years on transactions to date) payment terms on the Company's purchases of medical equipment from the supplier.  The arrangement carries an interest component of five percent.  Due to this vendor financing the Company has recorded long-term accounts payable of $3,609,000 as of December 31, 2002.

The following table sets forth the Company's debt obligations as of December 31, 2002:

Total

2003

2004

2005

2006

2007

Thereafter

Line of credit

$ 1,946,000

$ 1,946,000

$ 0

$ 0

$ 0

$ 0

$ 0

Vendor financing

3,609,000

0

3,609,000

0

0

0

0

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

The Company issued a 10% stock dividend to shareholders of record (except Class B common stock) as of the close of business on June 19, 2002.  A similar 10% dividend was previously issued to shareholders of record as of the close of business on September 13, 2000.

Stock Option Plan

The Company's 1994 Stock Option Plan (the Plan) provides for the grant, at the discretion of the Board of Directors, of (i) options that are intended to qualify as incentive stock options (Incentive Stock Options) within the meaning of Section 422A of the Internal Revenue Code to certain employees, consultants and directors, and (ii) options not intended to so qualify (Nonqualified Stock Options) to employees, consultants and directors. At the Company's 2001 annual meeting the stockholders approved a 200,000 increase in the amount of stock authorized for issuance. The total number of shares of common stock for which options may be granted under the Plan is currently 288,750.

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

The following is a summary of stock option activity during the years ended December 31, 2002, 2001 and 2000:

2002

Weighted Average Exercise Price

2001

Weighted Average Exercise Price

2000

Weighted Average Exercise Price

Options outstanding, beginning of year:

209,601

$10.17

210,021

$9.95

46,318

$11.98

Granted

32,127

10.40

28,060

9.37

171,498

9.62

Exercised

(9,325)

8.71

0

0

(1,000)

9.13

Canceled

(49)

8.32

(28,480)

8.21

(6,795)

9.22

Options outstanding, end of year

232,354

9.38

209,601

10.17

210,021

9.95

Options exercisable at December 31, 2002 and 2001, were 221,688 and 184,032, respectively, with a weighted average exercise prices of $9.35 and $10.19, respectively.  The weighted average exercise price of options outstanding is $9.38 and $10.17 and the weighted average remaining contractual life of such options is 7.68 and 8.6 years respectively as of December 31, 2002 and 2001.

The Company accounts for stock-based compensation to employees under Accounting Principles Board ("APB") No. 25 - "Accounting for Stock Issued to Employees", and complies with the disclosure requirements for SFAS No. 123 - "Accounting for Stock-Based Compensation" and SFAS No. 148 - "Accounting for Stock-Based Compensation - Transition and Disclosure." Had compensation cost for these plans been determined consistent with SFAS No. 123, the Company's net earnings and earnings per share ("EPS") would have been reduced to the following pro-forma amounts (in thousands, except per share data):

2002

2001

2000

Net earnings, as reported

$259

$384

$641

Deduct: total stock-based employee compensation expense determined under fair value method for all awards, net of related tax efforts

(24)

(158)

(514)

Net earnings, pro-forma

$235

$226

$127

Pro forma earnings per share

EPS, basic

As reported

$.30

$.45

$.79

EPS, basic

Pro forma

$.27

$.27

$.16

EPS, diluted

As reported

$.29

$.42

$.76

EPS, diluted

Pro forma

$.26

$.25

$.15

The fair value of each option is estimated at the date of grant using a modified Black-Scholes option pricing model, with the following weighted-average assumptions for 2002, 2001 and 2000: dividend yield 0.00%; expected volatility of 62.3%; risk-free interest rate of 3.00%; and expected life of 7.0 years.

Shares of Common Stock Reserved

As of December 31, 2002 the Company has reserved 482,500 shares of common stock for issuance upon exercise of stock options and Class B common stock convertibility.

6. EARNINGS PER SHARE

The following is a reconciliation of the numerators and denominators of the basic and diluted Earnings per Share (EPS) computations for net income and other related disclosures:

For the year ended December 31, 2002

Income (Numerator)

Shares (Denominator)

Per-Share Amount

Net income/Basic EPS

$259,000

874,870

$ .30

Effect of dilutive securities:

Warrants and options

24,322

(0.01)

Net income/Diluted EPS

$259,000

899,192

$ .29

For the year ended December 31, 2001

Income (Numerator)

Shares (Denominator)

Per-Share Amount

Net income/Basic EPS

$384,000

851,069

$ .45

Effect of dilutive securities:

Warrants and options

70,858

(0.03)

Net income/Diluted EPS

$384,000

921,927

$ .42

For the year ended December 31, 2000

Income (Numerator)

Shares (Denominator)

Per-Share Amount

Net income/Basic EPS

$641,000

808,722

$ .79

Effect of dilutive securities:

Warrants and options

29,994

(0.03)

Net income/Diluted EPS

$641,000

838,716

$ .76

Options to purchase 232,354, 209,601, and 210,021 of common stock between $6.87 and $33.05 were outstanding during most of 2002, 2001 and 2000 respectively.  See Note 5.

7. INCOME TAXES

The Company's provision for (benefit from) income taxes consists of the following for the year ended December 31:

2002

2001

2000

 Current:

  Federal

$--

$-

$--

  Foreign

545,000

249,000

220,000

  State

0

34,000

--

545,000

283,000

220,000

 Deferred:

  Federal

(681,000)

(190,000)

--

  State

(104,000)

(42,000)

--

  Foreign

0

(128,000)

(81,000)

(785,000)

(360,000)

(81,000)

$(240,000)

$(77,000)

$139,000

Significant components of the Company's deferred tax liabilities and assets are as follows as of December 31:

2002

2001

 Deferred tax liabilities:

  Unremitted earnings on Foreign subsidiaries

$0

$(1,054,000)

 Deferred tax assets:

  Allowance for doubtful accounts

286,000

233,000

  Sales Commissions

114,000

54,000

  Net operating loss carryforwards

949,000

1,991,000

  Foreign tax credit

0

210,000

  Other

(1,000)

244,000

  Subtotal

1,348,000

1,678,000

  Less valuation allowance

$(456,000)

$(1,446,000)

 Net deferred tax asset

$892,000

$232,000

The Company's effective income tax rate varied from the statutory federal income tax rate for the year ended December 31 as follows:

2002

2001

2000

 Statutory federal income tax rate

34.0%

34.0%

34.0%

 Adjustments:

  State income taxes, net of federal benefit

4.0

4.0

3.5

  Foreign tax rate differential

3,036.0

(188.0)

(31.5)

  Use of net operating losses

(5,289.0)

(42.0)

(20.7)

  Change in valuation allowance

(3474.0)

(75.0)

34.0

  Other, including permanent differences

4,426.0

242.0

(1.5)

(1,263.0)%

(25.0)%

17.8%

Due to the Company's global restructuring plan, it expects to be able to make use of a portion of its U.S. federal net operating losses, and accordingly, recorded $660,000 in 2002 and $232,000 in 2001 reduction in its deferred tax valuation allowance on previously fully reserved tax losses. The Company expects the tax benefits from these net operating losses will be realized in 2003 or 2004.  The remaining net deferred tax assets have been fully reserved.

The Company has U.S. Federal net operating losses of approximately $2.3 million that expire in 2014 through 2022. The Company also has foreign losses from China of approximately $1,677,000 that expire in 2003 and 2007.

8. COMMITMENTS

Leases

The Company leases office space, warehouse space, and space for both Beijing United and Shanghai United under operating leases. Future minimum payments under these noncancelable operating leases consist of the following:

Year ending December 31:

2003

1,454,000

2004

1,137,000

2005

994,000

2006

993,000

2007

993,000

Thereafter

6,653,000

Net minimum rental commitments

$12,224,000

The above leases require the Company to pay certain pass through operating expenses and rental increases based on inflation.

Rental expense was approximately $1,499,000, $1,026,000, and $953,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

9. CONCENTRATIONS OF CREDIT RISK

Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, trade receivables and commission receivables. Substantially all of the Company's cash and cash equivalents at December 31, 2002 and 2001 were held by two U.S. financial institutions. All of the Company's sales during the years were to end-users located in China or Hong Kong. Most of the Company's sales are accompanied by down payments of either cash or letters of credit with one Chinese financial institution. Sales on extended payment terms usually have down payments in the form of a letter of credit and additional payments are secured through several methods.  The Company generally does not grant extended payment terms for greater than 20% of a contract value unless there are exceptional circumstances.  Before extended payment terms are provided, the Company performs a thorough review of the local operation, secures a guarantee from higher authorities than the end-user, and performs other steps as needed. All of the Company's medical services provided by Beijing United were performed in China for patients residing in China. Substantially all of the payments received for such services were denominated in local currency; however, the Company is authorized to accept payment in other currencies.

The Company conducts its marketing and sales and provides its services exclusively to buyers located in China, including Hong Kong. The medical services and products provided by Beijing United and the marketing of such services are performed exclusively for/to patients in China. The Company's results of operations and its ability to obtain financing could be adversely affected if there was a deterioration in trade relations between the United States and China.

Of the Company's net assets at December 31, 2002 and 2001, approximately $16,760,000 and $15,660,000, respectively, of such assets are located in China, consisting principally of cash, receivables, inventories, property improvements, equipment, and certain liabilities.  See Note 10 also.

10. SIGNIFICANT CUSTOMERS/SUPPLIERS

Substantially all China purchases of the Company's U.S.-Dollar sales of products, regardless of the end-user, are made through Chinese foreign trade corporations (FTCs). Although the purchasing decision is made by the end-user, which may be an individual or a group having the required approvals from their administrative organizations, the Company enters into formal purchase contracts with FTCs. The FTCs make purchases on behalf of the end-users and are authorized by the Chinese government to conduct import business. FTCs are chartered and regulated by the government and are formed to facilitate foreign trade. The Company markets its products directly to end-users, but in consummating a sale the Company must also interact with the particular FTC representing the end-user. By virtue of its direct contractual relationship with the FTC, rather than the end user, the Company is to some extent dependent on the continuing existence of and contractual compliance by the FTC until a particular transaction has been completed.  In 2002 the Company recorded sales to Instrimpex FTC of $8,821,000; this is the only customer over 10% of total sales.

Purchases from three suppliers were each over 10% of total cost of goods.  These were Siemens ($11,233,000), Becton-Dickenson ($11,145,000) and L'Oreal ($7,168,000) for the year ended December 31, 2002.  Purchases over 10% for the year ended December 31, 2001 were Siemens, ($9,330,000), Becton-Dickenson ($4,949,000) and Tyco ($5,356,000).  In 2000 only Siemens, ($9,616,000) was over 10% of cost of goods.  The Company has entered into a security arrangement to ensure the payment of Siemens accounts payable.

11. SEGMENT REPORTING

As a result of the growth the chief decision making officer requested to split the former Healthcare Products Distribution segment into Capital Medical Equipment and Healthcare Products Distribution.  The Company now has three reportable segments: Capital Medical Equipment, Healthcare Products Distribution and Healthcare Services.  The Company evaluates performance and allocates resources based on profit or loss from operations before income taxes, not including gains or losses on the Company's investment portfolio.  For the year ended December 31, 2000 the three segment disclosure was impracticable to compute and therefore has been shown as originally reported.

The following segment information has been provided per Statement of Financial Accounting Standards No. 131, 'Disclosures about Segments of an Enterprise and Related Information':

For the year ended December 31, 2002:

Capital Medical Equipment

Healthcare Products Distribution

Healthcare Services

Total

Assets

$21,354,000

$10,616,000

$11,156,000

$43,126,000

Sales and service revenue

$28,708,000

$28,946,000

$12,963,000

$70,617,000

Gross Profit

7,822,000

3,856,000

n/a

n/a

Gross Profit %

27%

13%

n/a

n/a

Income (loss) from operations

$198,000

$(639,000)

$536,000

$95,000

Other (expense)

(126,000)

Minority interest

50,000

Income before income taxes

$19,000

For the year ended December 31, 2001:

Capital Medical Equipment

Healthcare Products Distribution

Healthcare Services

Total

Assets

$17,511,000

$8,987,000

$6,871,000

$33,369,000

Sales and service revenue

$25,819,000

$21,520,000

$8,779,000

$56,118,000

Gross Profit

7,451,000

2,842,000

n/a

n/a

Gross Profit %

29%

13%

n/a

n/a

Income (loss) from operations

$439,000

$(1,316,000)

$476,000

$(401,000)

Other income, net

726,000

Minority interest

(18,000)

Income before income taxes

$307,000

For the year ended December 31, 2000:

Healthcare Products

Healthcare Services

Total

Assets

$30,847,000

$5,651,000

$36,498,000

Sales and service revenue

$39,049,000

$6,015,000

$45,064,000

Gross profit

9,529,000

n/a

n/a

Gross profit %

24%

n/a

n/a

Income (loss) from operations

(66,000)

218,000

152,000

Other income, net

664,000

Minority interest

(36,000)

Income before income taxes

$780,000

Intersegment transactions were eliminated for the years ended December 31, 2002, 2001 and 2000

12. SELECTED QUARTERLY DATA (UNAUDITED)

(thousands except per share data)

For the year ended December 31, 2002:

First Quarter

Second Quarter

Third Quarter

Fourth Quarter

Revenues

$15,578

$14,968

$17,801

$22,270

Gross profit from operations

4,656

4,973

6,361

7,078

Income (loss) before income taxes

(305)

(612)

400

536

Net income (loss)

(192)

(411)

176

686

Basic earnings (loss) per share of common stock

(.23)

(.48)

.19

.74

Diluted earnings (loss) per share of common stock

(.23)

(.48)

.18

.72

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

ITEM 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons

The information relating to the directors, executive officers, promoters and control persons of the Company will be included in the Company's Proxy Statement (the "Proxy Statement") relating to its 2002 Annual Meeting of Shareholders, which the Company intends to file with the Securities and Exchange Commission on or prior to April 30, 2003, and is incorporated herein by reference.

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

ITEM 14.  CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's reports that are filed with the Securities and Exchange Commission is recorded, processed and reported within the time periods required for each report and that such information is reported to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) which is required to be included in its publicly filed reports.  There have been no significant changes in the Company's internal control or in other factors which could significantly affect internal controls since that evaluation.

PART IV

Item 15. Exhibits and Reports on Form 8-K

(a)(1)

The following consolidated financial statements of Chindex International, Inc. are included in Part II, Item 8:

Independent Auditors' Report.

Consolidated Statements of Operations for the years ended December 31, 2002, 2001 and 2000.

Consolidated Balance Sheets as of December 31, 2002 and 2001.

Consolidated Statements of Stockholders' Equity for the years ended December 31, 2002, 2001 and 2000.

Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000.

Notes to Consolidated Financial Statements.

(a)(2)

The following financial statement schedule of Chindex International is included in Item 15(d):

Schedule II  Valuation and Qualifying Accounts.

Description (amounts in thousands)

Balance beginning of year

Additions expensed

Additions not expensed

Deductions

Balance end of year

For the year ended December 31, 2002:

Allowance for doubtful receivables

$604

$279

$883

Deferred tax

1,446

990

456

Total allowances deducted from assets

$2,050

$279

$0

$990

$1,339

For the year ended December 31, 2001:

Allowance for doubtful receivables

$604

$604

Deferred tax

3,081

1,635

1,446

Total allowances deducted from assets

$3,685

$0

$0

$1,635

$2,050

For the year ended December 31, 2000:

Allowance for doubtful receivables

$604

$604

Deferred tax

2,816

265

3,081

Total allowances deducted from assets

$3,420

$0

$265

$0

$3,685

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

10.18

Agreement between Siemens AG and the Company for long term payment of vendor invoices.  Incorporated by reference to Exhibit 10.18 to the Company's Quarterly Report on Form 10-Q for the nine months ended September 30, 2002.

21.1

List of subsidiaries.  Filed herewith.

23.1

Consent of Ernst & Young LLP, Independent Auditors (filed herewith).

31.1

Certification of the Company's Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith, immediately after the signature block at the end of this report)

31.2

Certification of the Company's Executive Vice President Finance Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith, immediately after the signature block at the end of this report)

31.3

Certification of the Company's Principal Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith, immediately after the signature block at the end of this report)

99.1

Certification of the Company's Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

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

 b. Reports on Form 8-K

None

c.

Exhibits.

The response to this portion of Item 15 is submitted as a separate section of this report.

d.

Financial Statement Schedule.

The response to this portion of Item 15 is submitted as a separate section of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINDEX INTERNATIONAL, INC.

Dated: March 28, 2003

By: /S/ Roberta Lipson

Roberta Lipson

President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Dated: March 28, 2003

By: /S/ Roberta Lipson

Roberta Lipson

Chairperson of the Board of Directors,

Chief Executive Officer and President

Dated: March 28, 2003

By: /S/ Elyse Beth Silverberg

Elyse Beth Silverberg

Executive Vice President, Secretary and Director

Dated: March 28, 2003

By: /S/ Lawrence Pemble

Lawrence Pemble

Executive Vice President-Finance and Director

Dated: March 28, 2003

By: /S/ Robert C. Goodwin, Jr.

Robert C. Goodwin, Jr.

Executive Vice President of Operations,

Treasurer, General Counsel and Director

Dated: March 28, 2003

By: /S/ Ronald Zilkowski

Ronald Zilkowski

Senior Vice President Finance and Controller

Exhibit 31.1

302 Certification for Annual Report on Form 10-K

I, Roberta Lipson, certify that:

  I have reviewed this annual report on Form 10-K of Chindex International, Inc.;

  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.  Based on my knowledge, the financial statements, and other financial information  included in this annual report, fairly present in all material respects the financial  condition, results of operations and cash flows of the registrant as of, and for, the periods  presented in this annual report;

4.  The registrant's other certifying officers and I are responsible for establishing and  maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a- 14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant's other certifying officers and I have disclosed, based on our most recent  evaluation, to the registrant's auditors and the audit committee of registrant's board of  directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.   The registrant's other certifying officers and I have indicated in this annual report whether  or not there were significant changes in internal controls or in other factors that could  significantly affect internal controls subsequent to the date of our most recent evaluation,  including any corrective actions with regard to significant deficiencies and material  weaknesses.

Date: March 28, 2003

    /S/ Roberta Lipson

        Roberta Lipson

        Chief Executive Officer

"A signed original of this written statement required by Section 302 has been provided to Chindex International, Inc. and will be retained by Chindex International, Inc. and furnished to the Securities and Exchange Commission or its staff upon request."

Exhibit 31.2

302 Certification for Annual Report on Form 10-K

I, Lawrence Pemble, certify that:

1. I have reviewed this annual report on Form 10-K of Chindex International, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a   material fact or omit to state a material fact necessary to make the statements made, in  light of the circumstances under which such statements were made, not misleading with  respect to the period covered by this annual report;

3.  Based on my knowledge, the financial statements, and other financial information  included in this annual report, fairly present in all material respects the financial  condition, results of operations and cash flows of the registrant as of, and for, the periods  presented in this annual report;

4.  The registrant's other certifying officers and I are responsible for establishing and  maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a- 14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant's other certifying officers and I have disclosed, based on our most recent  evaluation, to the registrant's auditors and the audit committee of registrant's board of  directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.   The registrant's other certifying officers and I have indicated in this annual report whether  or not there were significant changes in internal controls or in other factors that could  significantly affect internal controls subsequent to the date of our most recent evaluation,  including any corrective actions with regard to significant deficiencies and material  weaknesses.

Date: March 28, 2003

    /S/ Lawrence Pemble

        Lawrence Pemble

        Executive Vice President Finance

"A signed original of this written statement required by Section 302 has been provided to Chindex International, Inc. and will be retained by Chindex International, Inc. and furnished to the Securities and Exchange Commission or its staff upon request."

Exhibit 31.3

302 Certification for Annual Report on Form 10-K

I, Ronald Zilkowski, certify that:

1. I have reviewed this annual report on Form 10-K of Chindex International, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a   material fact or omit to state a material fact necessary to make the statements made, in  light of the circumstances under which such statements were made, not misleading with  respect to the period covered by this annual report;

3.  Based on my knowledge, the financial statements, and other financial information  included in this annual report, fairly present in all material respects the financial  condition, results of operations and cash flows of the registrant as of, and for, the periods  presented in this annual report;

4.  The registrant's other certifying officers and I are responsible for establishing and  maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a- 14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant's other certifying officers and I have disclosed, based on our most recent  evaluation, to the registrant's auditors and the audit committee of registrant's board of  directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.   The registrant's other certifying officers and I have indicated in this annual report whether  or not there were significant changes in internal controls or in other factors that could  significantly affect internal controls subsequent to the date of our most recent evaluation,  including any corrective actions with regard to significant deficiencies and material  weaknesses.

Date: March 28, 2003

     /S/ Ronald Zilkowski

        Ronald Zilkowski

        Principal Accounting Officer

"A signed original of this written statement required by Section 302 has been provided to Chindex International, Inc. and will be retained by Chindex International, Inc. and furnished to the Securities and Exchange Commission or its staff upon request."