Form 10-K/A
period 2002-12-31
CHINDEX INTERNATIONAL INC
filed 2003-04-30
CIK 922717

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               AMENDMENT NO. 1 ON
                                   FORM 10-K/A

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

                     FOR FISCAL YEAR ENDED DECEMBER 31, 2002


                         Commission File Number: 0-24624
                         -------------------------------

                           CHINDEX INTERNATIONAL, INC.
                 ----------------------------------------------
                (Name of registrant as specified in its charter)



                DELAWARE                                        13-3097642
-----------------------------------------------              ----------------
(State or Other Jurisdiction of Incorporation                (I.R.S. Employer
           or Organization)                                  Identification No.)

          7201 WISCONSIN AVENUE
            BETHESDA, MARYLAND                                     20814
-----------------------------------------                        ----------
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

The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, the average bid and asked prices of such stock, as of April 15, 2003 was approximately $6,525,954.

The number of shares outstanding of each of the issuer's classes of common equity, as of April 15, 2003, was 733,308 shares of Common Stock and 193,750 shares of Class B Common Stock.

Documents Incorporated by Reference:  None.

                                INTRODUCTORY NOTE

This Amendment to Annual Report on Form 10-K/A is being filed to supplement Chindex International, Inc.'s (the "Company") Annual Report on Form 10-K for the fiscal year ended December 31, 2002 to include the following information:

Part III, Item 10.  Directors and Executive Officers of the Registrant
Part III, Item 11.  Executive Compensation
Part III, Item 12.  Security Ownership of Certain Beneficial Owners and
                    Management and Related Stockholder Matters
Part III, Item 13.  Certain Relationships and Related Transactions

The Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002 ("fiscal 2002") was filed on March 31, 2003 and incorporated information required under Part III by reference to the Company's definitive proxy statement. The Company's definitive proxy statement will not be finalized and fled with the Securities and Exchange Commission (the "SEC") within 120 days after the close of fiscal 2002. This Amendment contains the supplemental information required under Part III of Form 10-K. This Amendment should be read in conjunction with the Company's Annual Report on Form 10-K for fiscal 2002 as filed with the SEC on March 31, 2003.

                                    PART III

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

Robert C. Goodwin, Jr.         Executive Vice President Operations, Treasurer,
                               Assistant Secretary, General Counsel and Director

A. Kenneth Nilsson (1)(2)      Director

Julius Y. Oestreicher (1)(2)   Director

Carol R. Kaufman (2)           Director
----------------
(1)    Member of the Compensation Committee.
(2)    Member of the Audit Committee.

     All directors of the Company hold office until the next annual meeting of the stockholders and until their successors have been duly elected and qualified. The officers of the Company are elected by the Board of Directors at the first meeting after each annual meeting of the Company's stockholders and hold office until their resignation, removal from office or death.

     Set forth below is certain information with respect to each director:

     ROBERTA LIPSON, 47, co-founded the Company in 1981. Ms. Lipson has served as the Chairperson of the Board of Directors, Chief Executive Officer and President since that time. From 1979 until founding the Company in 1981, Ms. Lipson was employed in China by Sobin Chemical, Inc., a worldwide trading company, as Marketing Manager, coordinating marketing and sales of various equipment in China. Ms. Lipson was employed by Schering-Plough Corp. in the area of product marketing until 1979. Ms. Lipson received a B.A. degree in East Asian Studies from Brandeis University and an MBA degree from Columbia University Graduate School of Business.

     ELYSE BETH SILVERBERG, 45, co-founded the Company in 1981. Ms. Silverberg has served as the Company's Executive Vice President and Secretary and as a Director since that time. Prior to founding the Company, from 1980 to 1981, Ms. Silverberg worked with Ms. Lipson at Sobin Chemical, Inc. and was an intern in China with the National Council for U.S.-China Trade from 1979 to 1980. Ms. Silverberg received a B.A. degree in Chinese Studies and History from the State University of New York at Albany.

     LAWRENCE PEMBLE, 46, joined the Company in 1984 and has served as Executive Vice President Finance and Business Development since January 1996. From 1986 until 1996, Mr. Pemble served as Vice President of Marketing. From 1986 through April 1992 and September 1993 to the present, Mr. Pemble has also served as a Director of the Company. Prior to joining the Company, Mr. Pemble was employed by China Books and Periodicals, Inc. as Manager, East Coast Center. Mr. Pemble received a B.A. degree in Chinese Studies and Linguistics from the State University of New York at Albany.

     ROBERT C. GOODWIN, JR., 62, has served as Executive Vice President Operations since January 1996, as Assistant Secretary since June 1995 and as General Counsel, Treasurer and a Director of the Company since October 1992. In addition to his other duties, from October 1992 until January 1996, Mr. Goodwin served as Vice President of Operations for the Company. Prior to joining the Company, Mr. Goodwin was engaged in the private practice of law from 1979 to 1992, with a specialty in international law, in Washington, D.C. and had served as the Company's outside counsel since 1984. Prior to such employment, Mr. Goodwin served for two years as the Assistant General Counsel for International Trade and Emergency Preparedness for the United States Department of Energy and for three years as the Deputy Assistant General Counsel for the Federal Energy Administration. From 1969 until 1974, Mr. Goodwin served as an attorney-advisor for the U.S. Department of Commerce. Mr. Goodwin received a B.A. degree from Fordham University and a J.D. degree from Georgetown University Law Center.

     A. KENNETH NILSSON, 70, has served as a Director of the Company since January 1996. Since 1989, Mr. Nilsson has served as Chairman of Eureka Group, Inc., a consulting firm he founded in 1972. Prior to 1989, Mr. Nilsson served as Vice Chairman of Cooper Companies, Inc., and as President of Cooper Laboratories, Inc., and President of Cooper Lasersonics, Inc. He previously served as an executive of Max Factor & Co., Ltd. and of Pfizer International, Inc. Mr. Nilsson received a B.A. degree in Telecommunications from the University of Southern California and an M.A. degree in Political Science from the University of California.

     JULIUS Y. OESTREICHER, 73, has served as a Director of the Company since January 1996. Mr. Oestreicher has been a partner with the law firm of Oestreicher & Ennis, LLP and its predecessor firms for thirty years, engaged primarily in estate, tax and business law. Mr. Oestreicher received a B.S. degree in Business Administration from City College of New York and a J.D. degree from Fordham University School of Law.

     CAROL R. KAUFMAN, 53, was appointed a Director of the Company in November 2000. Ms. Kaufman has been Vice President and Chief Administrative Officer of The Cooper Companies, a medical device company, since October 1995 and was elected Vice President of Legal Affairs in March 1996. From January 1989 through September 1995, she served as Vice President, Secretary and Chief Administrative Officer of Cooper Development Company, a healthcare and consumer products company that was a former affiliate of The Cooper Companies. Ms. Kaufman received her undergraduate degree from Boston University.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and executive officers, and persons who own more than 10% of the Company's capital stock, to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) reports they file. To the Company's knowledge, based solely upon review of the copies of such reports furnished to the Company during the one-year period ended December 31, 2002, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% stockholders were complied with.

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation Table
--------------------------

     The following table sets forth information concerning the annual compensation of the Company's chief executive officer and other most highly compensated executive officers whose salary and bonus for fiscal 2002 exceeded, in the aggregate, $100,000 for services rendered in all capacities to the Company and its subsidiaries during that year:

                                                                                      Long Term
                                        Annual Compensation                         Compensation
                           ----------------------------------------------           ------------
                                                               All                      Shares
Name and                                                       Other                  Underlying
Principal Position         Year     Salary       Bonus       Compensation               Option
------------------         ----     ------       -----       ------------               ------

Roberta Lipson,            2002       $184,437           $25,000     $137,765(1)          --
Chairperson of             2001       $184,437           $25,000     $157,520(1)
     the Board, Chief      2000       $174,656           $15,000     $156,460(1)       24,200(4)
     Executive Officer
     and President

Elyse Beth Silverberg,     2002       $177,606          $25,000      $ 98,750(2)          --
     Executive Vice        2001       $177,606          $25,000      $ 98,100(2)
     President and         2000       $168,185          $15,000      $119,010(2)       24,200(4)
     Secretary

Lawrence Pemble,           2002       $170,775          $25,000      $  5,470(3)          --
     Executive Vice        2001       $170,775          $25,000      $  4,704(3)
     President Finance     2000       $161,818          $15,000      $  1,050(3)       24,200(4)
     and Business
     Development

Robert C. Goodwin, Jr.     2002       $167,244          $25,000      $  4,070(3)          --
     Executive Vice        2001       $167,244          $25,000      $  3,454(3)
     President             2000       $158,472          $15,000      $  1,050(3)       42,955(4)
     Operations, General
     Counsel, Assistant
     Secretary and Treasurer

________________

(1) Includes tuition expenses for Ms. Lipson's sons in China in the amounts of $36,475 in 2002, $54,900 in 2001 and $62,980 in 2000. Also includes rental expenses of $96,000 in 2002, $96,000 in 2001 and $88,000 in 2000 for Ms.
     Lipson's housing in China. Also includes $2,750, $2,100 and $1,050, representing the Company's matching contribution as deferred compensation under the Company's 401(k) plan in 2002, 2001 and 2000, respectively.

(2) Includes rental expense in the amount of $96,000 in 2002, $96,000 in 2001 and $96,000 in 2000 for Ms. Silverberg's housing in China and tuition expenses in the amounts of $23,960 for 2000 for Ms. Silverberg's son in China. Also includes $2,750, $2,100 and $1,050, representing the Company's matching contribution as deferred compensation under the Company's 401(k) plan in 2002, 2001 and 2000, respectively.

(3) Includes $2,750, $2,184 and $1,050 representing the Company's matching contribution as deferred compensation under the Company's 401(k) plan in 2002, 2001 and 2000, respectively.

(4) Such amount gives effect to the Company's 10% stock dividend effective as of July 15, 2002 (the "Stock Dividend").


Option Grants In Last Fiscal Year
---------------------------------

                                                                                                 POTENTIAL REALIZABLE
                                                                                                 VALUE AT ASSUMED
                            NUMBER OF      % OF TOTAL                                            ANNUAL RATES OF STOCK
                            SECURITIES     OPTIONS                                               PRICE APPRECIATION FOR
                            UNDERLYING     GRANTED TO                                            OPTION TERMS
                            OPTIONS        EMPLOYEES           EXERCISE OR       EXPIRATION      -------------------------
NAME                        GRANTED        IN FISCAL 2000      BASE PRICE        DATE            5% ($)            10% ($)
----                        -------        --------------      ----------        ----            ------            -------

Roberta Lipson              None            0                      N/A           N/A             N/A               N/A
Elyse Silverberg            None            0                      N/A           N/A             N/A               N/A
Robert C. Goodwin, Jr.      None            0                      N/A           N/A             N/A               N/A
Lawrence Pemble             None            0                      N/A           N/A             N/A               N/A



Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Option Values



                                                            NUMBER OF SECURITIES
                             SHARES                         UNDERLYING UNEXERCISED        VALUE OF UNEXERCISED IN-
                             ACQUIRED ON    VALUE           OPTIONS AT FISCAL Y/E         THE MONEY OPTIONS AT Y/E
NAME                         EXERCISE(#)    REALIZED($)     EXERCISABLE/UNEXERCISABLE     EXERCISABLE/UNEXERCISABLE(1)
----                         -----------    -----------     -------------------------     ----------------------------

Roberta Lipson                   0              $0              24,200/0                              $0/$0
Elyse Silverberg                 0              $0              24,200/0                              $0/$0
Lawrence Pemble                  0              $0              24,200/0                              $0/$0
Robert C. Goodwin, Jr.           0              $0              42,955/0                              $0/$0

----------------
(1) Based on the closing bid price per share of $7.42 on December 31, 2002, the last trading day of fiscal 2002.

Employment Agreements
---------------------

     In 2001, the Company entered into five-year employment agreements with each of Mmes. Lipson and Silverberg and Messrs. Pemble and Goodwin, providing for base salaries to be subject to annual review and adjustment as determined by the Company, and which currently are $184,437, $177,606, $170,775 and $167,244, respectively. Each such executive officer also receives additional benefits, including those generally provided to other executive officers of the Company. In addition, each of Mmes. Lipson and Silverberg also receives reimbursement of expenses relating to residing in China. Each employment agreement also provides certain additional compensation in the case of a departure related to a change of control of the Company, including the payment of three (3) times the annual salary. Each employment agreement also contains non-competition provisions that preclude each executive from competing with the Company for a period of two years from the date of termination of employment.

     The Company has obtained an individual term life insurance policy covering Ms. Lipson in the amount of $2,000,000. The Company is the sole beneficiary under this policy.

Compensation of Directors
-------------------------

     Each director who is not an employee of the Company is paid for serving on the Board of Directors a retainer at the rate of $3,000 per annum and an additional $1,000 for each meeting of the Company's stockholders attended, $500 for each meeting of the Board of Directors attended and $300 for each meeting of a committee of the Board of Directors attended. The Company also reimburses each director for reasonable expenses in attending meetings of the Board of Directors. Directors also receive stock options as determined by the Board of Directors. Directors who are also employees of the Company are not separately compensated for their services as directors.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table contains a summary of the number of shares of the Company's Common Stock to be issued upon the exercise of options, warrants and rights outstanding at December 31, 2002, the weighted-average exercise price of those outstanding options, warrants and rights, and the number of additional shares of the Company's Common Stock remaining available for future issuance under the Company's equity compensation plans as at December 31, 2002.

                      EQUITY COMPENSATION PLAN INFORMATION

Plan Category                 Number of Securities to be      Weighted-average         Number of securities
                              issued upon exercise of         exercise price of        remaining available for the
                              outstanding options, warrants   outstanding options,     future issuance under equity
                              and rights                      warrants and             compensation plans (excluding
                              -----------------------------   rights                   securities reflected in
                                                              --------------------     column (a))
                                                                                       -----------------------------
                                           (a)                          (b)                         (C)
Equity Compensation plans
approved by security holders             232,354                       $9.38                       56,396

Equity Compensation plans
not approved by security                   N/A                          N/A                         N/A
holders

     The following table sets forth information as to the ownership of shares of the Company's Common Stock and Class B Common Stock as of April 15, 2003 with respect to (i) holders known to the Company to beneficially own more than five percent (5%) of the outstanding Common Stock or the Class B Common Stock, (ii) each director, (iii) the Company's Chief Executive Officer and each other executive officer whose annual cash compensation for 2002 exceeded $100,000 and
(iv) all directors and executive officers of the Company as a group. The following amounts take into account the Stock Dividend (which did apply to the Company's Class B Common Stock).

                                                            Amount and Nature
                                                             of Beneficial
                                                             Ownership (2)(3)          Percent of:
                                                            ------------------         --------------------------
Name and Address of                       Common                  Class B              Common          Class B
Beneficial Stockholder(1)                 Stock               Common Stock(4)          Stock         Common Stock
-------------------------                 -----               ---------------          -----         ------------
Roberta Lipson                             24,503(5)             110,000(6)              3.2%             56.8%

Elyse Beth Silverberg                      29,493(7)              65,125                 3.9%             33.6%

Lawrence Pemble                            24,487(8)              18,625                 3.2%              9.6%

Robert C. Goodwin, Jr.                     44,582(9)                   0                 5.7%              0%

Julius Y. Oestreicher                      28,633(10)                  0                 3.8%              0%
   235 Mamaroneck Avenue
   White Plains, New York

A. Kenneth Nilsson                         28,633(11)                  0                 3.8%              0%
   P.O. Box 2510
   Monterey, California

Carol R. Kaufman                           13,590(12)                  0                 1.8%              0%
   c/o The Cooper Companies
   6140 Stoneridge Mall Road
   Pleasanton, California

Steven T. Newby                           131,858(13)                  0                18.0%              0%
   55 Quince Orchard Rd.
   Suite 606
   Gaithersburg, MD  20878

Rosalind Davidowitz                        39,363(14)                  0                 5.4%              0%
   7 Sutton Place South
   Lawrence, New York 11558

All Executive Officers                    193,921(15)            193,750                21.1%            100.0%
and Directors as a Group
(7 persons)

___________________________

(1) Unless otherwise indicated, the business address of each person named in the table is c/o Chindex International, Inc., 7201 Wisconsin Avenue, Bethesda, Maryland 20814.

(2) Except as otherwise indicated, each of the parties listed has sole voting and investment power with respect to all shares indicated below.

(3) Beneficial ownership is calculated in accordance with Regulation S-K as promulgated by the SEC.

(4) The Class B Common Stock is entitled to six votes per share, whereas the Common Stock is entitled to one vote per share.

(5) Includes 24,200 shares underlying options that are currently exercisable with respect to all of the underlying shares.

(6) Includes 5,000 shares held by each of the Ariel Benjamin Lee Trust, Daniel Lipson Plafker Trust and Jonathan Lipson Plafker Trust, all of which Ms. Lipson is a trustee.

(7) Includes 24,200 shares underlying options that are currently exercisable with respect to all of the underlying shares.

(8) Includes 24,200 shares underlying options that are currently exercisable with respect to all of the underlying shares.

(9) Includes 42,955 shares underlying options that are currently exercisable with respect to all of the underlying shares.

(10) Represents shares underlying options that are currently exercisable with respect to all of the underlying shares, giving effect to the Stock Dividend. Does not include 2,750 shares of Common Stock beneficially owned by Mr. Oestreicher's wife, with respect to which Mr. Oestreicher disclaims any beneficial ownership.

(11) Includes 27,120 shares underlying options that are currently exercisable with respect to all of the underlying shares.

(12) Represents shares underlying options that are currently exercisable with respect to all of the underlying shares.

(13) The amount and nature of beneficial ownership of these shares by Steven T. Newby is based solely on a Schedule 13G/A filed by Mr. Newby with the SEC. The Company has no independent knowledge of the accuracy or completeness of the information set forth in such Schedule 13G/A, but has no reason to believe that such information is not complete or accurate.

(14) The amount and nature of beneficial ownership of these shares by Rosalind Davidowitz is based solely on a Schedule 13G filed by Ms. Davidowitz with the SEC. The Company has no independent knowledge of the accuracy or completeness of the information set forth in such Schedule 13G, but has no reason to believe that such information is not complete or accurate.

(15) Includes 184,898 shares underlying options that are currently exercisable with respect to all of the underlying shares.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

                  Not applicable.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Company caused this Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              CHINDEX INTERNATIONAL, INC.


April 30, 2003                                By:  /s/ Robert C. Goodwin
                                                   -----------------------------
                                                   Robert C. Goodwin, Jr.
                                                   Executive Vice President and
                                                   General Counsel

         302 CERTIFICATION FOR AMENDMENT TO ANNUAL REPORT ON FORM 10-K/A
         ---------------------------------------------------------------

     I, Roberta Lipson, certify that:

     1. I have reviewed this annual report on Form 10-K/A of Chindex International, Inc.;

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

Date: April 30, 2003

                                                    /s/ Roberta Lipson
                                                    ----------------------------
                                                    Roberta Lipson
                                                    Chief Executive Officer

          A signed original of this written statement required by Section 302 has been provided to Chindex International, Inc. and will be retained by Chindex International, Inc. and furnished to the SEC or its staff upon request.

         302 CERTIFICATION FOR AMENDMENT TO ANNUAL REPORT ON FORM 10-K/A
         ---------------------------------------------------------------

     I, Lawrence Pemble, certify that:

     1. I have reviewed this annual report on Form 10-K/A of Chindex International, Inc.;

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

Date: April 30, 2003

                                            /s/ Lawrence Pemble
                                            ----------------------------
                                            Lawrence Pemble
                                            Executive Vice President Finance

A signed original of this written statement required by Section 302 has been provided to Chindex International, Inc. and will be retained by Chindex International, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.

         302 CERTIFICATION FOR AMENDMENT TO ANNUAL REPORT ON FORM 10-K/A
         ---------------------------------------------------------------

     I, Ronald Zilkowski, certify that:

     1. I have reviewed this annual report on Form 10-K/A of Chindex International, Inc.;

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

Date: April 30, 2003
                                              /s/ Ronald Zilkowski
                                              ----------------------------------
                                              Ronald Zilkowski
                                              Principal Accounting Officer

A signed original of this written statement required by Section 302 has been provided to Chindex International, Inc. and will be retained by Chindex International, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.