Form 10-QT
period 2003-03-31
CHINDEX INTERNATIONAL INC
filed 2003-05-15
CIK 922717

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
/ /	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

OR

/X/	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

Commission file number 0-24624

CHINDEX INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

DELAWARE (State or other Jurisdiction of Incorporation or Organization)	13-3097642 (I.R.S. Employer Identification Number)
7201 Wisconsin Avenue, Bethesda, Maryland (Address of principal executive offices)	20814 (Zip Code)

(301) 215-7777
(Registrant's telephone number)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes [x ]  No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [ ] No [ x ]

The number of shares outstanding of each of the issuer's class of common equity, as of May 10, 2003, was 733,308 shares of Common Stock and 193,750 shares of Class B Common Stock.

.

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

CHINDEX INTERNATIONAL, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

 March 31, 2003
Unaudited

 December 31, 2002
(Note 1)

ASSETS

Current assets:

Cash and cash equivalents

 $ 5,956,000

 $ 6,100,000

Trade accounts receivable, less allowance for doubtful accounts of $1,001,000 and $883,000, respectively

  15,030,000

 16,195,000

Inventories, net

 10,886,000

 10,346,000

Income taxes receivable

 133,000

 11,000

Deferred tax

 892,000

 892,000

Other current assets

 1,523,000

 1,793,000

Total current assets

 34,420,000

 35,337,000

Property and equipment, net

 7,285,000

 7,128,000

Other

 635,000

 661,000

Total assets

 $ 42,340,000

$ 43,126,000

LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS' EQUITY

Current liabilities:

Accounts payable and accrued expenses

$ 22,865,000

$ 22,612,000

Accrued contract training

930,000

920,000

Short term loan payable

696,000

1,946,000

Total current liabilities

24,491,000

25,478,000

Long term accounts payable

3,734,000

3,609,000

Total liabilities

28,225,000

29,087,000

Minority Interest

71,000

71,000

Stockholders' equity:

Preferred stock, $.01 par value, authorized 5,000 none issued

 - -

 - -

Common stock, $.01 par value, 2,500,000 shares authorized, including 200,000 designated Class B:

Common stock - 733,308 shares issued and outstanding in 2003 and 2002

 7,000

 7,000

Class B stock - 193,750 shares issued and outstanding in 2003 and 2002

2,000

2,000

Additional capital

 17,384,000

 17,384,000

Accumulated other comprehensive income

 9,000

 9,000

Accumulated deficit

 (3,358,000)

 (3,434,000)

Total stockholders' equity

 14,044,000

 13,968,000

Total liabilities, minority interest and stockholders' equity

 $ 42,340,000

$ 43,126,000

The accompanying notes are an integral part of the financial statements.

CHINDEX INTERNATIONAL, INC.

 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

Three months ended March 31,

2003

2002

Total sales and service revenue

 $ 21,849,000

 $ 15,578,000

Cost and Expenses

Cost of goods and services sold

 15,147,000

 10,922,000

Salaries and payroll taxes

 3,977,000

 3,043,000

Travel and entertainment

 419,000

 437,000

Other

 2,084,000

 1,469,000

Income (Loss) from operations

 222,000

 (293,000)

Minority interest

 0

 0

Other (expenses) and income

Interest expense

 (51,000)

 (4,000)

Interest income

 14,000

 15,000

Miscellaneous (expenses) income - net

 (29,000)

 (23,000)

Income (loss) before income taxes

 156,000

 (305,000)

(Provision for) benefit from income taxes

 (80,000)

 113,000

Net income (loss)

 $ 76,000

 $ (192,000)

Net income (loss) per common share - basic

 $ 0.08

 $ (0.23)

Weighted average shares outstanding - basic

 927,058

 852,264

Net income (loss) per common share - diluted

 $ 0.08

 $ (0.23)

Weighted average shares outstanding - diluted

 928,977

 852,264

The accompanying notes are an integral part of the financial statements.

CHINDEX INTERNATIONAL, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

Three months ended March 31,

2003

2002

OPERATING ACTIVITIES

Net income (loss)

 $ 76,000

 $ (192,000)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:

Depreciation

 280,000

 241,000

Inventory write-down

 31,000

 43,000

Provision for doubtful accounts

 118,000

 0

Changes in operating assets and liabilities:

Trade receivables

 1,047,000

 467,000

Inventories

 (571,000)

 (979,000)

Income taxes receivable

(122,000)

(196,000)

Other current assets

270,000

44,000

Other assets

26,000

67,000

Accounts payable and other liabilities

388,000

(898,000)

Net cash (used in) provided by operating activities

 1,543,000

 (1,403,000)

INVESTING ACTIVITIES

Purchases of property and equipment

 (437,000)

 (323,000)

Net cash used in investing activities

 (435,000)

 (323,000)

FINANCING ACTIVITIES

Payment of short term loan payable

(1,250,000)

502,000

Exercise of stock options

0

56,000

Net cash provided by financing activities

(1,250,000)

558,000

Effect of foreign exchange rate changes on cash and cash equivalents

0

22,000

Net (decrease) increase in cash and cash equivalents

 (144,000)

 (1,146,000)

Cash and cash equivalents at beginning of period

 6,100,000

 5,459,000

Cash and cash equivalents at end of period

 $ 5,956,000

 $ 4,313,000

The accompanying notes are an integral part of the financial statements.

CHINDEX INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

Common Stock

Common Stock-Class B

Additional

Accumulated

Accumulated Other Comprehensive Income

Shares

Amount

Shares

Amount

Capital

Deficit

Total

Balance at January 1, 2002

657,319

7,000

193,750

2,000

17,303,000

(3,693,000)

(8,000)

13,611,000

Net income

259,000

259,000

Foreign currency translation adjustment

17,000

17,000

Comprehensive Income

276,000

July stock dividend

66,664

0

0

Options exercised

9,325

0

81,000

81,000

Balance at December 31, 2002

733,308

$7,000

193,750

$2,000

$17,384,000

($3,434,000)

$9,000

$13,968,000

Net income

76,000

76,000

Foreign currency translation adjustment

0

0

Comprehensive Income

76,000

Balance at March 31, 2002 (unaudited)

733,308

$7,000

193,750

$2,000

$17,384,000

($3,358,000)

$9,000

$14,044,000

 CHINDEX INTERNATIONAL, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 1. BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements of Chindex International, Inc. (the ''Company'') have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year.

The consolidated balance sheet at December 31, 2002 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

On March 31, 2003, the Company's Board of Directors approved a change in the Company's fiscal year end from December 31 to March 31.  The transition period began January 1, 2003 and ended March 31, 2003.  The Company's new fiscal year began April 1, 2003 and will end March 31, 2004.  With this change, the Company's new fiscal year now coincides with its material business cycle.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K and 10-K/A for the year ended December 31, 2002.

Note 2. INVENTORIES

March 31,

December 31,

2003

2002

Merchandise inventory

$7,933,000

$7,609,000

Healthcare services inventory

221,000

240,000

Demonstration inventory, net

968,000

840,000

Parts and peripheral inventory

1,764,000

1,657,000

$10,886,000

10,346,000

Note 3. PROPERTY AND EQUIPMENT

March 31,

December 31,

2003

2002

Furniture and equipment

$5,588,000

$5,408,000

Vehicles

109,000

109,000

Leasehold improvements

5,851,000

5,594,000

11,548,000

11,111,000

Less: accumulated depreciation and amortization

(4,263,000)

(3,983,000)

$7,285,000

$7,128,000

Note 4. NET INCOME (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted Earnings Per Share (EPS) or Loss Per Share (LPS) for the periods indicated:

For the three months ended March 31, 2003

 Net Income
(Numerator)

 Shares
(Denominator)

 Per-Share
Amount

Net income/Basic EPS

$76,000

927,058

$0.08

Effect of dilutive securities:

Warrants and options

- -

1,919

 .00

Net income/Diluted EPS

$76,000

928,977

$0.08

For the three months ended March 31, 2002

 Net Loss
(Numerator)

 Shares
(Denominator)

 Per-Share
Amount

Net loss/Basic LPS

$(192,000)

852,264

$(0.23)

Effect of dilutive securities:

Warrants and options

- -

- -

 - -

Net loss/Diluted LPS

$(192,000)

852,264

$(0.23)

STOCK-BASED COMPENSATION: The Company accounts for stock options under the provisions of Accounting Principles Board Opinion ("APB") No. 25, under which no compensation expense is recognized when the stock options are granted to colleagues and directors at fair market value as of the grant date. The Company's 1994 Stock Option Plan (the Plan) provides for the grant, at the discretion of the Board of Directors, of (i) options that are intended to qualify as incentive stock options (Incentive Stock Options) within the meaning of Section 422A of the Internal Revenue Code to certain employees, consultants and directors, and (ii) options not intended to so qualify (Nonqualified Stock Options) to employees, consultants and directors.  The total number of shares of common stock for which options may be granted under the Plan is currently 288,750.  There were 31,000 options granted in the three months ended March 31, 2003.

Had compensation cost for the plan been determined as required under SFAS No. 123, "Accounting for Stock-Based Compensation," amended by SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure," the Company's pro forma net income (loss) and pro forma earnings (loss) per share would have been as follows:

Three months ended March 31,

2003

2002

Net income (loss)

As reported

$76,000

$(192,000)

Pro Forma

$41,000

$(197,000)

Basic earnings (loss) per share

As reported

$0.08

$(0.23)

Pro Forma

$0.04

$(0.23)

Diluted earnings (loss) per share

As reported

$0.08

$(0.23)

Pro Forma

$0.04

$(0.23)

5. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

 In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." Among other provisions, this Statement eliminates the requirement that gains and losses from extinguishment of debt be classified as extraordinary items. SFAS No. 145 became effective for the Company on January 1, 2003. Upon adoption of SFAS No. 145, the Company now reclassifies losses on extinguishments of debt that were classified as extraordinary items in prior periods when such prior periods are presented.

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, rather than when a company commits to an exit plan as was previously required. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The new standard will result in the Company recognizing liabilities for any future restructuring activities at the time the liability is incurred rather than the past method of recognizing the liability upon the announcement of the plan and communication to colleagues.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS 148 is effective for financial statements for fiscal years ending after December 15, 2002. The Company has included the additional disclosures about its method of stock-based compensation in Note 3.

In November 2002, the FASB issued FASB Interpretation No. ("FIN") 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 elaborates on the disclosures to be made by a guarantor about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The recognition and measurement provisions of FIN 45 are effective for all guarantees issued or modified after December 31, 2002. The Company currently does not have any guarantees requiring disclosure under FIN 45.

In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51." FIN 46 addresses consolidation by business enterprises of certain variable interest entities that are currently not consolidated. FIN 46 is effective for variable interests created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. For variable interest entities in which the Company holds a variable interest that it acquired before February 1, 2003, the Interpretation applies on July 1, 2003. The Company is currently analyzing the impact of FIN 46 on its condensed consolidated financial statements.

Note 6. SEGMENT INFORMATION

The Company has three reportable segments: Medical Capital Equipment, Healthcare Products Distribution and Healthcare Services.  The Company evaluates performance and allocates resources based on profit or loss from operations before income taxes, not including gains or losses on the Company's investment portfolio.

For the quarter ended March 31, 2003:

Capital Medical Equipment

Healthcare Products Distribution

Healthcare Services

Total

Assets

$19,521,000

$12,571,000

$10,248,000

$42,340,000

Sales and service revenue

$7,716,000

$10,663,000

$3,470,000

$21,849,000

Gross Profit

2,474,000

1,097,000

n/a

n/a

Gross Profit %

32%

10%

n/a

n/a

Income (loss) from operations

$521,000

$(121,000)

$(178,000)

$222,000

Other (expense), net

(66,000)

Minority interest

0

Income before taxes

$156,000

For the quarter ended March 31, 2002:

Capital Medical Equipment

Healthcare Products Distribution

Healthcare Services

Total

Assets

$14,771,000

$10,535,000

$7,553,000

$32,859,000

Sales and service revenue

$6,653,000

$6,126,000

$2,799,000

$15,578,000

Gross Profit

1,439,000

767,000

n/a

n/a

Gross Profit %

22%

12%

n/a

n/a

(Loss) income from operations

$(174,000)

$(161,000)

$42,000

$(293,000)

Other income/(expense), net

(12,000)

Minority interest

0

Income before taxes

$(305,000)

Inter-segment transactions were eliminated for the three months ended March 31, 2003 and 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Quarter ended March 31, 2003 compared to quarter ended March 31, 2002

The Company's revenue for the three months ended March 31, 2003 was $21,849,000, up 40% from the three months ended March 31, 2002 revenue of $15,578,000.  The Company experienced continued growth in each of the three segments of the business, with revenue growth of 16% in the capital medical equipment segment, 74% in the healthcare products distribution segment, and 24% in the healthcare service segment, compared to the same period last year.  The Company recorded net income of $76,000 for the three months ended March 31, 2003, as compared to net loss of $192,000 for the three months ended March 31, 2002.

Capital Medical Equipment Segment

The capital medical equipment segment exports high quality Western capital medical equipment to the China market.  In the three months ended March 31, 2003 this segment had revenue of $7,716,000, a 16% increase over revenue of $6,653,000 in the three months ended March 31, 2002.  Income from operations was $521,000 in the recent period compared with a loss from operations of $174,000 in the prior period.

Gross profit in the three months ended March 31, 2003 increased to $2,474,000 from $1,439,000 in the three months ended March 31, 2002. As a percentage of revenue, gross profit from the capital medical equipment segment for the recent period was 32% as compared to 22% in the prior period.  The increase in gross profit percentage is primarily attributable to two factors.  First, the Company has made this a priority issue for its sales staff and has instituted additional reporting and review of margin issues on a contract by contract basis.  Second, there were no loan program sales in the recent period and these sales typically are at a lower gross margin because the Company is not required to provide warranty service.

Expenses for the capital medical equipment segment in the three months ended March 31, 2003 increased to $1,937,000 from $1,609,000 in the three months ended March 31, 2002, and as a percentage of revenues over the period increased to 25% from 24%.  Salaries for the segment in the three months ended March 31, 2003 increased by $238,000 from the three months ended March 31, 2002, and as a percentage of revenues over the period increased to 11% from 9%.  The salary increase was primarily due to increased payroll benefits mandated by the Chinese government and increased commissions.  In addition, travel and entertainment expenses for the segment decreased $11,000.  Other costs increased $101,000 over the three months, primarily due to additional administrative expense offset by lower costs for exhibitions.

Healthcare Products Distribution Segment

The healthcare products distribution segment, consisting of medical consumables and personal healthcare products, had revenue growth of 74% to $10,663,000 in the three months ended March 31, 2003, as compared to revenue of $6,126,000 in the three months ended March 31, 2002.  The segment had a loss from operations of $121,000 in the recent period, compared with a loss from operations of $161,000 in the prior period.  The large revenue growth in the period is attributed partially to a temporary arrangement with an existing client to handle part of their product line that the Company had not previously handled and that the Company will not handle in the future.  Absent this product line revenue growth would have been about 48%.  The Company anticipates that revenue growth in this segment will continue in the future, but at historical levels.  These local currency sales of medical consumables and personal healthcare products are made from inventories maintained locally in China (see Foreign Currency Exchange) to a network of sub-dealers and pharmacies.

Gross profit in the three months ended March 31, 2003 rose to $1,097,000 from $767,000 in the three months ended March 31, 2002. As a percentage of revenue, gross profit from the healthcare products segment for the recent period was 10% as compared to 12% in the prior period.  The decrease in gross profit is primarily attributable to the low margin non-recurring sale mentioned above.

Expenses for the healthcare products distribution segment in the three months ended March 31, 2003 increased to $1,218,000 from $928,000 in the three months ended March 31, 2002, but decreased as a percentage of revenues over the periods to 11% from 15%.  Salaries for the segment increased $151,000 primarily due to increased staffing and increased payroll benefits mandated by the Chinese government.  In addition, travel and entertainment expense for the segment increased $6,000 (but was flat at 1% of revenue for both periods) and other costs increased $134,000 due primarily to increased promotion and facilities.

Healthcare Services Segment

The healthcare services segment consists of two Western style primary care hospitals, Beijing United Family Hospital and Clinics ("BJU") and Shanghai United Family Hospital and Clinics ("SHU") (under construction) as well as an affiliated satellite clinic in Beijing.  For the three months ended March 31, 2003, the revenues from this segment were $3,470,000, an increase of 24% over the three months ended March 31, 2002 revenues of $2,799,000.  The segment had a loss from operations of $178,000 in the recent period, compared with income from operations of $42,000 in the prior period.  During the recent period the hospital completed the $2.6 million expansion of its Beijing facility, which contributed to increased patient visits as well as increased inpatient stays over the three months.  Healthcare services costs increased for the three months ended March 31, 2003 to $3,648,000, a 32% increase over the three months ended March 31, 2002 costs of $2,757,000.  This increase was due primarily to the costs associated with increased services offered.  Salaries increased by $452,000 (salaries were 56% and 54% of revenue for the three months ended March 31, 2003 and 2002, respectively), with all other costs increasing $441,000, including increases of $90,000 in doubtful accounts reserve, $134,000 professional fees and $90,000 in rent expense.  Included in these increased costs was $176,000 increase in developmental expenses related to SHU.

Other Income and Expenses

Interest expense on short-term debt of $696,000 and long term debt of $3,734,000 amounted to $51,000 whereas the company had little expense in the prior period.  The long-term debt is for the development of SHU that is currently under construction (see Liquidity and Capital Resources).

Taxes

The Company recorded a $80,000 provision for taxes for the three months ended March 31, 2003 as compared to a benefit from taxes of $109,000 for the three months ended March 31, 2002.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2003, total accounts receivable decreased by $1,047,000 as compared to December 31, 2002. This was primarily due to the large loan project transaction shipped at the end of 2002 while no loan transactions shipped during the three months ended March 31, 2003.

As of March 31, 2003, net inventories were $10,886,000, increasing $540,000 from the December 31, 2002 balance of $10,346,000. This increase was primarily due to pending Capital Medical Equipment shipments awaiting final shipping instructions.

The Company is currently renovating and outfitting its hospital facility in Shanghai, which is being primarily financed through vendor financing and local bank borrowings.  The Company has signed an agreement with a major supplier whereby the supplier has agreed to provide long term (one and one-half years on transactions to date) payment terms on the Company's purchases of medical equipment from the supplier.  The arrangement continues for seven years and carries an interest component of five percent.  Due to this vendor financing the Company has recorded long-term accounts payable of $3,734,000 as of March 31, 2003.  The funds will be available to cover design and construction costs.  The design work for SHU has been completed as has the interior demolition work and the company is preparing to enter into a contract for construction of the facility.  The construction will principally be interior construction since the building itself already exists.  The estimate for design, and construction costs (including demolition) is approximately $4.2 million.  The Company will continue to explore additional financing opportunities.

As of March 31, 2003, letters of credit issued by the Company's principal bank Allfirst, a division of M&T Bank, in the amounts of approximately $395,000 and $96,000 were outstanding under the line of credit facility. Borrowings under the credit facility bear interest at 1% over three month London Interbank Offered Rate ("LIBOR").  Beijing United has a short term financing arrangements in China with Hongkong Shanghai Banking Corp. ("HSBC") for $600,000 in revolving loans.  Terms of the agreement include interest at 1.75% over the three month Singapore Interbank Money Market Offer Rate ("SIBOR").  Beijing United has agreed to utilize HSBC for a certain portion of its credit card settlement business.  As of March 31, 2003 this line of credit was full utilized.

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

In 2003, timing of revenues will be impacted by Severe Acute Respiratory Syndrome (SARS) as some Chinese customers delay purchases of equipment from the Company until SARS is under control.  See Item 3.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risks in a variety of ways.  The principal market risk is related to the nature of the Chinese economy and political system.  Since the Company generates all of its revenues from China, any risk having to do with the environment in China for a foreign business operating there can have a significant impact on the Company.  In addition, in the near term, Severe Acute Respiratory Syndrome (SARS) creates a risk for the Company as discussed below.

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

Severe Acute Respiratory Syndrome (SARS)

The outbreak of Severe Acute Respiratory Syndrome (SARS) in China and Hong Kong is likely to impact  the Company but at this point in time the Company is unable to quantify or fully predict such impact.  As discussed below, in the near term, the Company anticipates the possibility of delayed revenues and has taken a number of steps to address this possibility.  In the long term, the Company believes that there will be an increased focus on healthcare by the Chinese government in general and more funds available for investment in upgrading the system.  We also believe that there will be a continued flow of international funding of projects relating to the long term upgrading of the healthcare system, especially in the area of infection control, an area in which the Company has been active in supplying products and technology.

The Company has responded quickly to the SARS threat in a number of ways.  The Company has reassigned personnel to areas of China not affected by SARS, has worked with the local community to provide extensive information about the nature of the disease and has worked with the national government, the Municipality of Beijing, and other provincial and municipal government authorities in providing equipment and supplies necessary to fight SARS.

In terms of the impact of SARS on sales of capital medical equipment by the capital medical equipment segment and of health care products and consumables by the health care products distribution segment, the Company has been asked by government offices and other customers to source equipment and supplies to help in the fight against SARS.  In responding to these requests the Company has sold sterilization equipment, protective garments and masks,  laboratory analyzers and other goods.  At the same time there are developments that have an adverse impact.  For example, medical product exhibitions have been canceled, the offices of some customers are closed and travel for the Company's sales force has become increasingly difficult due to SARS-related travel restrictions.  These developments are likely to result in customers in SARS-affected areas delaying the purchase of non SARS-related equipment from the Company. The Company believes that the net result of the impact of SARS in the two segments will be a temporary decrease in revenue that is not able to be quantified.  The Company does not believe that, over time, there will be a decrease in the market for medical equipment as a result of the SARS situation and the opposite may be the case.  In order to address the short term difficulties outlined above the Company is reassigning some sales and service personnel from SARS-affected areas such as Beijing, to other parts of the Country where business is continuing more or less as normal. The Company is monitoring the situation on a daily basis.

In the health care services segment, the Company's hospital, BJU, is not permitted to treat SARS patients since all SARS patients are to be treated at certain designated specialty hospitals.   BJU has, however, been designated as a "diagnosis and information center" for expatriates in the SARS crisis.  In terms of the economic impact of SARS on this segment, it is somewhat more clear than is the case with the other two segments, although still not quantifiable.  SARS has resulted in a considerable number of expatriates in Beijing leaving the country.  Since the majority of patients at BJU are members of the expatriate community this exodus will likely temporarily decrease the number of patients at BJU.  The management at BJU is taking steps to control expenses as well as to undertake new SARS-related services such as evaluating whether a company's employees are free of SARS symptoms, or can be certified "fit to travel."  In addition, and most importantly, BJU is increasing its marketing efforts aimed at the local Chinese community in order to keep the patient load as consistent as possible.  BJU has already seen a growth in visits by new Chinese patients who have not sought care at the hospital prior to the SARS crisis.  Many other hospitals in Beijing have been closed for non-SARS services, making BJU an attractive alternative for medical care to a wider patient base.

The Company believes that any SARS-related impacts on equipment sales are short term and that revenue will be delayed but not lost.  Chinese customers continue to have a demand for the Company's products and are likely to resume purchasing them when SARS is brought under control.

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

ITEM 4.  CONTROLS AND PROCEDURES

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

Within 90 days prior to the date of this report, the Company carried out an evaluation, including an evaluation at BJU, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) which is required to be included in its publicly filed reports.  There have been no significant changes in the Company's internal control or in other factors which could significantly affect internal controls since that evaluation.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)

Exhibits

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

21.1

List of subsidiaries. Incorporated by reference to Exhibit 21.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

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

  (b)   Reports on Form 8-K

Reports on Form 8-K filed during the quarter ended March 31, 2003:

On March 31, 2003, the Company filed a Current Report on Form 8-K reporting, under Item 8 and 9, a change in the Company's fiscal year and Regulation FD disclosure.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHINDEX INTERNATIONAL, INC.

Dated: May 14, 2003

By: /S/ Lawrence Pemble

Lawrence Pemble

Executive Vice President Finance and Business Development

Dated: May 14, 2003

By: /S/ Ronald Zilkowski

Ronald Zilkowski

Senior Vice President Finance and Corporate Controller

CERTIFICATIONS

I, Roberta Lipson, certify that:

  1.   I have reviewed this quarterly report on Form 10-Q of Chindex International, Inc.;

  2.   Based on my knowledge, this quarterly report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

  3.   Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

  4.   The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date");

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  5.   The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  6.   The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

May 14, 2003

    /s/    Roberta Lipson

    Roberta Lipson

President and Chief Executive Officer

CERTIFICATIONS

I, Lawrence Pemble, certify that:

  1.   I have reviewed this quarterly report on Form 10-Q of Chindex International, Inc.;

  2.   Based on my knowledge, this quarterly report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

  3.   Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

  4.   The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date");

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  5.   The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  6.   The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

May 14, 2003

    /s/    Lawrence Pemble

    Lawrence Pemble

Executive Vice President Finance & Business Development

(Principal Finance Officer)

CERTIFICATIONS

I, Ronald Zilkowski, certify that:

  1.   I have reviewed this quarterly report on Form 10-Q of Chindex International, Inc.;

  2.   Based on my knowledge, this quarterly report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

  3.   Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

  4.   The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date");

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  5.   The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  6.   The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

May 14, 2003

    /s/    Ronald Zilkowski

    Ronald Zilkowski

Senior Vice President Finance & Corporate Controller

(Principal Accounting Officer)