Form 10-Q
period 2003-06-30
CHINDEX INTERNATIONAL INC
filed 2003-08-14
CIK 922717

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

/X/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

Commission file number 0-24624

CHINDEX INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	13-3097642
(State or other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification Number)

7201 Wisconsin Avenue, Bethesda, Maryland	20814
(Address of principal executive offices)	(Zip Code)

(301) 215-7777
(Registrant’s telephone number)

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

The number of shares outstanding of each of the issuer’s class of common equity, as of August 6, 2003, was 1,486,998 shares of Common Stock and 387,500 shares of Class B Common Stock [after giving retroactive effect to the stock split, in the form of a stock dividend, announced by the Company on August 6, 2003 and having a record date of August 18, 2003].

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Item 4. Controls and Procedures
PART II. OTHER INFORMATION
Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
Exhibit 31.1
Exhibit 31.2
Exhibit 31.3
Exhibit 32.1
Exhibit 32.2
Exhibit 32.3

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CHINDEX INTERNATIONAL, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS

	June 30, 2003	March 31, 2003

	Unaudited	Unaudited

ASSETS
Current assets:
Cash and cash equivalents	$6,977,000	$5,956,000
Trade accounts receivable, less allowance for doubtful accounts of $1,233,000 and $1,001,000, respectively	12,231,000	15,030,000
Inventories, net	8,919,000	10,886,000
Income taxes receivable	718,000	133,000
Deferred tax	870,000	892,000
Other current assets	1,505,000	1,523,000

Total current assets	31,220,000	34,420,000
Property and equipment, net	7,404,000	7,285,000
Other	689,000	635,000

Total assets	$39,313,000	$42,340,000

LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$20,432,000	$22,865,000
Accrued contract training	952,000	930,000
Short term loan payable	1,392,000	696,000

Total current liabilities	22,776,000	24,491,000
Long term accounts payable	3,749,000	3,734,000

Total liabilities	26,525,000	28,225,000
Minority Interest	71,000	71,000
Stockholders’ equity:
Preferred stock, $.01 par value, authorized 5,000 none issued	—	—
Common stock, $.01 par value, 6,800,000 shares authorized, including 800,000 designated Class B:
Common stock – 1,469,548 and 1,466,616 shares issued and outstanding at June 30 and March 31, respectively	15,000	15,000
Class B stock – 387,500 shares issued and outstanding at June 30 and March 31	4,000	4,000
Additional capital	17,395,000	17,384,000
Accumulated other comprehensive income	9,000	9,000
Accumulated deficit	(4,706,000)	(3,368,000)

Total stockholders’ equity	12,717,000	14,044,000

Total liabilities, minority interest and stockholders’ equity	$39,313,000	$42,340,000

The accompanying notes are an integral part of the financial statements. Share information retroactively adjusted to give effect to the stock split, in the form of a stock dividend, announced by the Company on August 6, 2003 and having a record date of August 18, 2003.

CHINDEX INTERNATIONAL, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended
	June 30, 2003	June 30, 2002

Total sales and service revenue	$20,373,000	$14,968,000
Cost and Expenses
Cost of goods and services sold	14,703,000	9,995,000
Salaries and payroll taxes	4,334,000	3,455,000
Travel and entertainment	578,000	540,000
Other	2,484,000	1,575,000

Loss from operations	(1,726,000)	(597,000)
Minority interest	0	(23,000)
Other (expenses) and income
Interest expense	(56,000)	(7,000)
Interest income	15,000	12,000
Miscellaneous income — net	41,000	3,000

Loss before income taxes	(1,726,000)	(612,000)
Benefit from income taxes	388,000	201,000

Net loss	$(1,338,000)	$(411,000)

Net loss per common share — basic	$(0.72)	$(0.24)

Weighted average shares outstanding — basic	1,854,149	1,719,722

Net loss per common share — diluted	$(0.72)	$(0.24)

Weighted average shares outstanding — diluted	1,854,149	1,719,722

The accompanying notes are an integral part of the financial statements. Share information retroactively adjusted to give effect to the stock split, in the form of a stock dividend, announced by the Company on August 6, 2003 and having a record date of August 18, 2003.

CHINDEX INTERNATIONAL, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended June 30,
	2003	2002

OPERATING ACTIVITIES
Net loss	$(1,338,000)	$(411,000)
Adjustments to reconcile net loss to net cash provided by operating:
Depreciation	292,000	246,000
Inventory write-down	27,000	43,000
Provision for doubtful accounts	232,000	0

Changes in operating assets and liabilities:
Trade receivables	2,567,000	176,000
Inventories	1,940,000	439,000
Income taxes receivable	(563,000)	(432,000)
Other current assets	18,000	(402,000)
Other assets	(54,000)	293,000
Accounts payable and other liabilities	(2,411,000)	(226,000)

Net cash provided by (used in) operating activities	710,000	(274,000)

INVESTING ACTIVITIES
Purchases of property and equipment	(411,000)	(655,000)

Net cash used in investing activities	(411,000)	(655,000)

FINANCING ACTIVITIES
Proceeds of short term loan payable	711,000	808,000
Exercise of stock options	11,000	25,000

Net cash provided by financing activities	722,000	833,000

Effect of foreign exchange rate changes on cash and cash equivalents	0	(1,000)

Net increase (decrease) in cash and cash equivalents	1,021,000	(97,000)
Cash and cash equivalents at beginning of period	5,956,000	4,313,000

Cash and cash equivalents at end of period	$6,977,000	$4,216,000

The accompanying notes are an integral part of the financial statements.

CHINDEX INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

			Common Stock-				Accumulated
	Common Stock		Class B				Other
					Additional	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Total

Balance at January 1, 2002	1,314,638	$13,000	387,500	$4,000	$17,303,000	($3,701,000)	($8,000)	$13,611,000

Net income						259,000		259,000
Foreign currency translation adjustment							17,000	17,000

Comprehensive Income								276,000
July stock dividend	133,328	2,000				(2,000)		0
Options exercised	18,650	0			81,000			81,000

Balance at December 31, 2002	1,466,616	$15,000	387,500	$4,000	$17,384,000	($3,444,000)	$9,000	$13,968,000

Net income						76,000		76,000
Foreign currency translation adjustment							0	0

Comprehensive Income								76,000

Balance at March 31, 2003 (unaudited)	1,466,616	$15,000	387,500	$4,000	$17,384,000	($3,368,000)	$9,000	$14,044,000

Net loss						(1,338,000)		(1,338,000)
Foreign currency translation adjustment							0	0

Comprehensive Loss								(1,338,000)
Options exercised	2,932	0			11,000			11,000

Balance at June 30, 2003 (unaudited)	1,469,548	$15,000	387,500	$4,000	$17,395,000	($4,706,000)	$9,000	$12,717,000

CHINDEX INTERNATIONAL, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

Note 1. BASIS OF PRESENTATION

     The accompanying unaudited consolidated condensed financial statements of Chindex International, Inc. (the ''Company’’) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year.

     On March 31, 2003, the Company’s Board of Directors approved a change in the Company’s fiscal year end from December 31 to March 31. The transition period began January 1, 2003 and ended March 31, 2003. The Company’s new fiscal year began April 1, 2003 and will end March 31, 2004. With this change, the Company’s new fiscal year now coincides with its material business cycle.

     For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K and Form 10-K/A for the year ended December 31, 2002 and the transitional filing report on Form 10-QT for the period ended March 31, 2003.

     The share information has been restated after giving retroactive effect to the stock split, in the form of a stock dividend, announced by the Company on August 6, 2003 and having a record date of August 18, 2003.

Note 2. INVENTORIES

	June 30,	March 31,

	2003	2003

Merchandise inventory	$5,954,000	$7,933,000
Healthcare services inventory	270,000	221,000
Demonstration inventory, net	946,000	968,000
Parts and peripheral inventory	1,749,000	1,764,000

	$8,919,000	$10,886,000

Note 3. PROPERTY AND EQUIPMENT

	June 30,	March 31,

	2003	2003

Furniture and equipment	$5,972,000	$5,588,000
Vehicles	109,000	109,000
Leasehold improvements	5,878,000	5,851,000

	11,959,000	11,548,000
Less: accumulated depreciation and amortization	(4,555,000)	(4,263,000)

	$7,404,000	$7,285,000

Note 4. NET (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted Loss Per Share (LPS) for the periods indicated:

	For the three months ended June 30, 2003

	Net Loss	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Net loss/Basic LPS	$(1,338,000)	1,854,149	$(0.72)
Effect of dilutive securities:
Warrants and options	—	—	—

Net loss/Diluted LPS	$(1,338,000)	1,854,149	$(0.72)

	For the three months ended June 30, 2002

	Net Loss	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Net loss/Basic LPS	$(411,000)	1,719,722	$(0.24)
Effect of dilutive securities:
Warrants and options	—	—	—

Net loss/Diluted LPS	$(411,000)	1,719,722	$(0.24)

STOCK-BASED COMPENSATION: The Company accounts for stock options under the provisions of Accounting Principles Board Opinion (“APB”) No. 25, under which no compensation expense is recognized when the stock options are granted to colleagues and directors at fair market value as of the grant date. The Company’s 1994 Stock Option Plan (the Plan) provides for the grant, at the discretion of the Board of Directors, of (i) options that are intended to qualify as incentive stock options (Incentive Stock Options) within the meaning of Section 422A of the Internal Revenue Code to certain employees, consultants and directors, and (ii) options not intended to so qualify (Nonqualified Stock Options) to employees, consultants and directors. The total number of shares of common stock for which options may be granted under the Plan is currently 1,000,000. There were no options granted in the three months ended June 30, 2003.

Had compensation cost for the plan been determined as required under SFAS No. 123, “Accounting for Stock-Based Compensation,” amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” the Company’s pro forma net income (loss) and pro forma earnings (loss) per share would have been as follows:

	Three months ended June 30,

	2003	2002

Net loss
As reported	$(1,338,000)	$(411,000)
Pro Forma	$(1,340,000)	$(418,000)
Basic loss per share
As reported	$(0.72)	$(0.24)
Pro Forma	$(0.72)	$(0.23)
Diluted loss per share
As reported	$(0.72)	$(0.24)
Pro Forma	$(0.72)	$(0.23)

Note 5. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” Among other provisions, this Statement eliminates the requirement that gains and losses from extinguishment of debt be classified as extraordinary items. SFAS No. 145 became effective for the Company on January 1, 2003. Upon adoption of SFAS No. 145, the Company now reclassifies losses on extinguishments of debt that were classified as extraordinary items in prior periods when such prior periods are presented.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, rather than when a company commits to an exit plan as was previously required. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The new standard will result in the Company recognizing liabilities for any future restructuring activities at the time the liability is incurred rather than the past method of recognizing the liability upon the announcement of the plan and communication to colleagues.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS 148 is effective for financial statements for fiscal years ending after December 15, 2002. The Company has included the additional disclosures about its method of stock-based compensation in Note 3.

In November 2002, the FASB issued FASB Interpretation No. (“FIN”) 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 elaborates on the disclosures to be made by a guarantor about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The recognition and measurement provisions of FIN 45 are effective for all guarantees issued or modified after December 31, 2002. The Company currently does not have any guarantees requiring disclosure under FIN 45.

In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51.” FIN 46 addresses consolidation by business enterprises of certain variable interest entities that are currently not consolidated. FIN 46 is effective for variable interests created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. For variable interest entities in which the Company holds a variable interest that it acquired before February 1, 2003, the Interpretation applies on July 1, 2003. The Company is currently analyzing the impact of FIN 46 on its condensed consolidated financial statements.

Note 6. SEGMENT INFORMATION

     The Company has three reportable segments: Medical Capital Equipment, Healthcare Products Distribution and Healthcare Services. The Company evaluates performance and allocates resources based on profit or loss from operations before income taxes, not including gains or losses on the Company’s investment portfolio.

	Capital Medical	Healthcare Products
	Equipment	Distribution	Healthcare Services	Total

As of June 30, 2003:
Assets	$15,792,000	$11,328,000	$12,193,000	$39,313,000
For the quarter ended June 30, 2003:
Sales and service revenue	$6,198,000	$10,608,000	$3,567,000	$20,373,000
Gross Profit	1,138,000	1,325,000	n/a	n/a
Gross Profit %	18%	12%	n/a	n/a
Loss from operations	$(1,110,000)	$(236,000)	$(380,000)	$(1,726,000)
Other (expense), net				0
Minority interest				0
Loss before taxes				$(1,726,000)

	Capital Medical	Healthcare Products
	Equipment	Distribution	Healthcare Services	Total

As of March 31, 2003:
Assets	$19,521,000	$12,571,000	$10,248,000	$42,340,000
For the quarter ended June 30, 2002:
Sales and service revenue	$4,637,000	$6,905,000	$3,426,000	$14,968,000
Gross Profit	1,020,000	982,000	n/a	n/a
Gross Profit %	22%	14%	n/a	n/a
(Loss) income from operations	$(697,000)	$(245,000)	$345,000	$(597,000)
Other income/(expense), net				8,000
Minority interest				(23,000)
Loss before taxes				$(612,000)

Inter-segment transactions were eliminated for the three months ended June 30, 2003 and 2002.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Quarter ended June 30, 2003 compared to quarter ended June 30, 2002

     The Company’s revenue for the three months ended June 30, 2003 was $20,373,000, up 36% from the three months ended June 30, 2002 revenue of $14,968,000. The Company experienced continued growth in each of the three segments of the business, with revenue growth of 34% in the capital medical equipment segment, 54% in the healthcare products distribution segment, and 4% in the healthcare services segment, compared to the same period last year. Costs and expenses were $22,099,000 for the period as compared with costs and expenses of $15,565,000 for the three months ended June 30, 2002. The nature of the increased costs in particular segments is discussed below. In addition, there were a number of increased costs for the corporation as a whole. These include expenditures to upgrade the company’s data systems in China, increased accounting and legal fees, and increased rent and associated costs related to the company’s new offices in Beijing. The Company recorded a net loss of $1,338,000 for the three months ended June 30, 2003, as compared to net loss of $411,000 for the three months ended June 30, 2002.

     The current period was marked by the extraordinary experience of dealing with Severe Acute Respiratory Syndrome (SARS). SARS had a significant impact on the Company’s results for the period. As previously announced, a number of contracts for the sale of capital medical equipment were delayed and hospital visits were far below normal as foreign residents in Beijing left the capital. While revenues were up substantially in two out of three of the Company’s segments, the Company had budgeted for even larger revenue increases and incurred expenses in line with its internal growth projections.

Capital Medical Equipment Segment

     The capital medical equipment segment exports high quality Western capital medical equipment to the China market. In the three months ended June 30, 2003 this segment had revenue of $6,198,000, a 34% increase over revenue of $4,637,000 in the three months ended June 30, 2002. Loss from operations was $1,110,000 in the recent period compared with a loss from operations of $697,000 in the prior period.

     Gross profit in the three months ended June 30, 2003 increased to $1,138,000 from $1,020,000 in the three months ended June 30, 2002. As a percentage of revenue, gross profit from the capital medical equipment segment for the recent period was 18% as compared to 22% in the prior period. The decrease in gross profit percentage is attributable to the impact of SARS slowing sales into the marketplace and a lower margin sales mix for the period.

     Expenses for the capital medical equipment segment in the three months ended June 30, 2003 increased to $2,248,000 from $1,718,000 in the three months ended June 30, 2002, and as a percentage of revenues over the period decreased to 36% from 37%. Salaries for the segment in the three months ended June 30, 2003 increased by $255,000 from the three months ended June 30, 2002, and as a percentage of revenues over the period increased to 15% from 14%. The salary increase was primarily due to increased hiring, increased payroll benefits mandated by the Chinese government, and increased commissions. In addition, travel and entertainment expenses for the segment increased $42,000. Other costs increased $233,000 over the three months, primarily due to additional administrative allocation and higher costs for exhibitions and promotion.

Healthcare Products Distribution Segment

     The healthcare products distribution segment, consisting of medical consumables and personal healthcare products, had revenue growth of 54% to $10,608,000 in the three months ended June 30, 2003, as compared to revenue of $6,905,000 in the three months ended June 30, 2002. The segment had a loss from operations of $236,000 in the recent period, compared with a loss from operations of $245,000 in the prior period. The Company anticipates that revenue growth in this segment will continue in the future, but at historical levels. These local currency sales of medical consumables and personal healthcare products are made from inventories maintained locally in China (see Foreign Currency Exchange) to a network of sub-dealers and pharmacies.

     Gross profit in the three months ended June 30, 2003 rose to $1,325,000 from $982,000 in the three months ended June 30, 2002. As a percentage of revenue, gross profit from the healthcare products distribution segment for the recent period was 12% as compared to 14% in the prior period. The decrease in gross profit is primarily attributable to the impact of SARS and the general slowdown in retail sales.

     Expenses for the healthcare products distribution segment in the three months ended June 30, 2003 increased to $1,562,000 from $1,226,000 in the three months ended June 30, 2002, but decreased as a percentage of revenues over the periods to 15% from 18%. Salaries for the segment increased $128,000 primarily due to increased staffing and increased payroll benefits mandated by the Chinese government. In addition, travel and entertainment expense for the segment decreased $13,000 (but was flat at 1% of revenue for both periods) and other costs increased $221,000 due primarily to additional administrative allocation and increased other professional fees.

Healthcare Services Segment

     The healthcare services segment consists of two Western style primary care hospitals, Beijing United Family Hospital and Clinics (“BJU”) and Shanghai United Family Hospital and Clinics (“SHU”) (under construction) as well as an affiliated satellite clinic in Beijing. For the three months ended June 30, 2003, the revenues from this segment were $3,567,000, an increase of 4% over the three months ended June 30, 2002 revenues of $3,426,000. The segment had a loss from operations of $380,000 in the recent period, compared with income from operations of $345,000 in the prior period. During the recent period the hospital was significantly impacted by the SARS crisis in Beijing. Many of its core expatriate patients left the country and many others deferred visits during the April to June period. Healthcare services costs increased for the three months ended June 30, 2003 to $3,587,000, a 37% increase over the three months ended June 30, 2002 costs of $2,626,000. This increase was due primarily to the costs associated with increased services offered. Salaries increased by $359,000 (salaries were 55% and 47% of revenue for the three months ended June 30, 2003 and 2002, respectively), with all other costs increasing $602,000, including increases of $232,000 in doubtful accounts reserve, $118,000 professional fees and $88,000 in rent expense. Included in these increased costs was $224,000 increase in developmental expenses related to SHU.

     The opening of SHU, originally scheduled for the fall of 2003, will be delayed until the end of the year or the beginning of 2004. The delay in opening the new hospital is due to some increased design work that was needed as well as to the fact that the SARS epidemic made travel between Beijing and Shanghai very difficult and proved a major disruption in the schedule.

Other Income and Expenses

     Interest expense on short-term debt of $1,392,000 and long term debt of $3,749,000 amounted to $56,000 whereas the company had little expense in the prior period. The long-term debt is for the development of SHU that is currently under construction (see Liquidity and Capital Resources).

Taxes

     The Company recorded a $388,000 benefit from taxes for the three months ended June 30, 2003 as compared to a benefit from taxes of $201,000 for the three months ended June 30, 2002.

LIQUIDITY AND CAPITAL RESOURCES

     As of June 30, 2003, total accounts receivable decreased by $2,799,000 as compared to March 31, 2003. This was primarily due to the decrease in the increase in sales offset by the collection of receivables from a strong three months ended March 31, 2003.

     As of June 30, 2003, net inventories were $8,919,000, decreasing $1,967,000 from the March 31, 2003 balance of $10,886,000. This decrease was primarily due to shipment of Capital Medical Equipment that was waiting for final shipping instructions.

     The Company is currently renovating and outfitting its hospital facility in Shanghai, which is being primarily financed through vendor financing and local bank borrowings. The Company has signed an agreement with a major supplier whereby the supplier has agreed to provide long term (one and one-half years on transactions to date) payment terms on the Company’s purchases of medical equipment from the supplier. The arrangement continues for seven years and carries an interest component of five percent. Due to this vendor financing the Company has recorded long-term accounts payable of $3,749,000 as of June 30, 2003. The funds will be available to cover design and construction costs. The design work for SHU has been completed as has the interior demolition work and the company is preparing to enter into a contract for construction of the facility. The construction will principally be interior construction since the building itself already exists. The estimate for design, and construction costs (including demolition) is approximately $4.2 million. The local bank borrowings are pursuant to an agreement with the Changning Branch of the Industrial and Commercial Bank of China for the loan of up to $3 million for the purchase of medical equipment. This loan has not yet been drawn down. The Company will continue to explore additional financing opportunities.

     As of June 30, 2003, letters of credit issued by the Company’s principal bank M&T Bank, in the amounts of approximately $395,000 and $96,000 were outstanding under the line of credit facility. Borrowings under the credit facility bear interest at 1% over three month London Interbank Offered Rate (“LIBOR”). Beijing United has a short term financing arrangement in China with Hongkong Shanghai Banking Corp. (“HSBC”) for $600,000 in revolving loans. Terms of the agreement include interest at 1.75% over the three month Singapore Interbank Money Market Offer Rate (“SIBOR”). Beijing United has agreed to utilize HSBC for a certain portion of its credit card settlement business. As of June 30, 2003, this line of credit was fully utilized. In addition, Beijing United and HSBC have negotiated a new line of credit for an additional $1.2 million and final approvals by Chinese regulatory authorities for this banking facility are expected before the end of August. This new line of credit carries an interest rate of 2.25% over SIBOR and has a term of up to three years. The Company has issued a guarantee of repayment covering the full $1.8 million credit on behalf of Beijing United.

     The Company continues to consider various other financing alternatives to satisfy its future expansion, capital improvements and equipment requirements.

TIMING OF REVENUES

     The timing of the Company’s revenues is affected by several significant factors. Many end-users of the capital equipment products sold by the Company depend to a certain extent upon the allocation of funds in the budgeting processes of the Chinese government and the availability of credit from the Chinese banking system. These processes and the availability of credit are based on policy determinations by the Chinese government and are not necessarily subject to fixed time schedules.

     In 2003, timing of revenues will be impacted by Severe Acute Respiratory Syndrome (SARS) as some Chinese customers have delayed purchases of equipment from the Company until SARS is under control. See Item 3.

     The sales of certain products often require protracted sales efforts, long lead times and other time-consuming steps. Further, in light of the dependence by purchasers of capital equipment on the availability of credit, the timing of sales may depend upon the timing of the Company’s or its purchasers’ abilities to arrange for credit sources, including Ex-Im Bank or other loan financing. As a result, the Company’s operating results have varied and are expected to continue to vary from period to period and year to year. In addition, a relatively limited number of orders and shipments may constitute a meaningful percentage of the Company’s revenue in any one period. As a result, a relatively small reduction in the number of orders can have a material impact on the Company’s revenues in any year. Further, because the Company recognizes revenues and expenses as products are shipped, the timing of shipments could affect the Company’s operating results for a particular period. Offsetting this trend, a growing percentage of the Company’s revenues are attributable to hospital services and local currency sales through the healthcare products distribution segment, both of which have more even revenue streams.

FOREIGN CURRENCY EXCHANGE AND IMPACT OF INFLATION

     The results of operations of the Company for the periods discussed have not been significantly affected by inflation or foreign currency fluctuation. Since the Company receives over 60% of its revenues in local Chinese currency, the Company has some foreign currency risk. Changes in the valuation of the Chinese Renminbi or Hong Kong dollar may have an impact on the Company’s results of operations in the future. The Company’s subsidiaries, Chindex Tianjin, Chindex Shanghai and Beijing United, sell products and services in Renminbi. If the Chinese government allows the Renminbi to float in a broader band as against the dollar, the expectation of economists is that the Renminbi would strengthen, thus having a positive impact on the Company.

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

     The Chindex growth plan includes continuing expansion of the capital medical equipment business, rapid expansion of the healthcare products distribution segment product portfolio, with an emphasis on increasing the number and variety of products that are sold directly to retail pharmacies, and the development of a network of private family hospitals, based on the Beijing United model, to serve China’s growing middle class. Management continues to develop this growth plan, the implementation of which will be contingent on a number of factors, including requisite financing.

     Although the Company remains optimistic about the marketplace, there are continuing uncertainties as to the direction of China’s on-going political and economic reforms, the possibility for future revaluation of the Chinese or Hong Kong currencies, and China’s relationship with the United States. These uncertainties may influence the budgeting and purchasing process in China. Any of the foregoing circumstances may impede trade with China, thus impairing the ability of the Company’s customers to purchase the Company’s products. In the Company’s view, China’s entry into the World Trade Organization in 2001 has made the dangers from these uncertainties less significant. Other possibly adverse circumstances include a decrease in the funds available for Chinese end-users as a result of a general economic slowdown, and increased competition from other American and European companies.

Severe Acute Respiratory Syndrome (SARS)

     The outbreak of Severe Acute Respiratory Syndrome (SARS) in China and Hong Kong has impacted the Company in the current period. It appears that, as of mid-August, SARS is no longer an active threat to public health in China and business operations are rapidly returning to normal. However, many medical experts believe that SARS could return after the end of the summer. While there is no way to quantify this possibility, the Company considers it a risk factor that needs to be taken into consideration. With the experience gained during the epidemic (with no Chindex employees becoming sick with SARS) the Company believes that it is adequately prepared to deal with the health threats presented by SARS. However, business impacts such as delayed sales, would be a possibility if the disease were to recur.

Internal Political Risk

     The Company’s interests may be adversely impacted by the political environment in China. China is a socialist state which since 1949 has been, and is expected to continue to be, controlled by the Communist Party of China. Changes in the top political leadership of the Chinese government and/or the Communist Party, may have a significant impact on policy and the political and economic environment in China. Moreover, economic reforms and growth have been more successful in certain sections of the country than others, and the continuation or increase of such disparities could affect political or social stability.

Timing for Completion of Shanghai United Family Hospital

     The Company’s ability to complete construction of its Shanghai United Family Hospital has already been delayed, principally due to the SARS epidemic. Additional delays are possible and should be considered a risk factor. For example, additional delays could be caused by design, engineering or construction problems or caused by regulatory actions by the Chinese Government.

Recovery of Sales Delayed by SARS

     The Company’s expectation is that sales of equipment that were delayed because of SARS will now move forward. However, there is a risk that some expected sales may not take place once the initial cause for delay is past. Reasons for this could include intervention of competitors during the delay period, a changing of priorities on the part of the customer, or other reason.

Government Control Over Economy

     The government of China has exercised and continues to exercise substantial control over virtually every section of the Chinese economy through regulation and state ownership. China’s continued commitment to reform and the development of a vital private sector in that country have, to some extent, limited the practical effects of the control currently exercised by the government over individual business enterprises. However, the economy continues to be subject to significant government controls which, if directed towards business activities of the Company, could have a significant adverse impact on the Company. For example, if the government were to limit the number of foreign personnel who could work in the country, or were to substantially increase taxes on foreign businesses or were to impose any number of other possible types of limitations on the Company’s operations, the impact would be significant.

Legal System

     China’s legal system is a civil law system, which is based on written statutes and in which decided legal cases have little precedential value. Moreover, China’s legal system is still in the early stage of development and there are not sufficient numbers of trained judges or other legal professionals to manage disputes that may arise. As a result, the administration of laws and regulations by government agencies in China may be subject to considerable discretion.

Foreign Trade Corporations

     In the sale of its capital equipment to China, the Company must make most of its sales through foreign trade corporations (“FTCs”). Although purchasing decisions are made by the end-user, which is obligated to pay the applicable purchase prices, the Company enters into a formal purchase contract with only the FTC. By virtue of its direct contractual relationship with the FTC, rather than the end-user, the Company is to some extent dependent upon the continuing existence of and contractual compliance by the FTC until the particular transaction has been completed.

ITEM 4. CONTROLS AND PROCEDURES

     The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports that are filed with the Securities and Exchange Commission is recorded, processed and reported within the time periods required for each report and that such information is reported to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

     Within 90 days prior to the date of this report, the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-14. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) which is required to be included in its publicly filed reports or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within time periods specified in the Securities and Exchange Commission’s rules and forms. There have been no significant changes in the Company’s internal control or in other factors which could significantly affect internal controls since that evaluation.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

The exhibits listed below are filed as a part of this quarterly report:

3.1	Certificate of Incorporation of the Company. Incorporated by reference to Annex B to the Company’s Proxy Statement on Schedule 14A, filed with the Securities and Exchange Commission on or about June 7, 2002 (the “Proxy Statement”)

3.2	By-laws of the Company. Incorporated by reference to Annex C to the Proxy Statement.

4.1	Form of Specimen Certificate of the Company’s Common Stock. Incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form SB-2 (No. 33-78446) (the “IPO Registration Statement”)

4.2	Form of Specimen Certificate of Class B Common Stock Certificate. Incorporated by reference to Exhibit 4.3 to the IPO Registration Statement.

10.1	The Company’s 1994 Stock Option Plan, as amended as of July 17, 2001. Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the six months ended June 30, 2001.

10.2	Lease Agreement, dated as of March 1994, between the Company and Central Properties Limited Partnership, relating to the Company’s Bethesda, Maryland facility. Incorporated by reference to Exhibit 10.4 to the IPO Registration Statement.

10.3	First Amendment to Lease, dated as of June 26, 1996, between the Company and Central Properties Limited Partnership, relating to additional space at the Company’s Bethesda, Maryland facility. Incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997.

10.4	Lease Agreement between the School of Posts and Telecommunications and the Company dated November 8, 1995. Incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995.

10.5	Amendments Numbers One, Two and Three to the Lease Agreement between the School of Posts and Telecommunications and the Company dated November 8, 1995, each such amendment dated November 26, 1996. Incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997.

10.6	Lease Agreement dated May 10, 1998, between the School of Posts and Telecommunications and the Company relating to the lease of additional space. Incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998.

10.7	Contractual Joint Venture Contract between the Chinese Academy of Medical Sciences Union Medical & Pharmaceutical Group Beijing Union Medical & Pharmaceutical General Corporation and the Company, dated September 27, 1995. Incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995.

10.8	First Investment Loan Manager Demand Promissory Note dated July 10, 1997 between First National Bank of Maryland and Chindex, Inc. Incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997.

10.9	Distribution Agreement dated October 11, 2001 between Siemens AG and the Company, Incorporated by reference to Exhibit 10.18 to the Company’s Quarterly Report on Form 10-Q for the nine months ended September 30, 2001.

10.10	Second amendment to lease, dated as of November 24, 2000, between the Company and Central Properties Limited Partnership, relating to the extension of the lease term for the Company’s Bethesda, Maryland offices. Incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

10.11	Employment Agreement, dated as of September 1, 2001, between the Company and Roberta Lipson. Incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

10.12	Employment Agreement, dated as of September 1, 2001, between the Company and Elyse Beth Silverberg. Incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

10.13	Employment Agreement, dated as of September 1, 2001, between the Company and Lawrence Pemble. Incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

10.14	Employment Agreement, dated as of September 1, 2001, between the Company and Robert C. Goodwin, Jr. Incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

10.15	Contractual Joint Venture Contract between Shanghai Changning District Central Hospital and the Company, dated February 9, 2002. Incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

10.16	Lease Agreement between Shanghai Changning District Hospital and the Company related to the lease of the building for Shanghai United Family Hospital. Incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

10.17	Lease Agreement between China Arts & Crafts Import & Export Corporation and Chindex (Beijing) Consulting Incorporated related to the lease of the building for the Company’s main office in Beijing+. Incorporated by reference to Exhibit 10.17 to the Company’s Quarterly Report on Form 10-Q for the six months ended June 30, 2002.

10.18	Agreement between Siemens AG and the Company for long term payment of vendor invoices. Incorporated by reference to Exhibit 10.18 to the Company’s Quarterly Report on Form 10-Q for the nine months ended September 30, 2002.

21.1	List of subsidiaries. Incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

31.1	Certification of the Company’s Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of the Company’s Executive Vice President Finance Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.3	Certification of the Company’s Principal Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of the Company’s Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.2	Certification of the Company’s Executive Vice President Finance Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.3	Certification of the Company’s Principal Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

* Confidential treatment has been granted as to a portion of this Exhibit.

+ English translation of summary from Chinese original.

(b) Reports on Form 8-K

     Reports on Form 8-K filed during the quarter ended June 30, 2003:

     On May 15, 2003, the Company filed a Current Report on Form 8-K reporting, under Item 9, its earnings release for the quarter ended March 31, 2003

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHINDEX INTERNATIONAL, INC.

Dated: August 12, 2003	By: /S/ Lawrence Pemble

Lawrence Pemble

Executive Vice President Finance and
Business Development

Dated: August 12, 2003	By: /S/ Ronald Zilkowski

Ronald Zilkowski

Senior Vice President Finance and Corporate
Controller