Form 10-Q
period 2003-09-30
CHINDEX INTERNATIONAL INC
filed 2003-11-14
CIK 922717

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

/X/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

Commission file number 0-24624

CHINDEX INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

DELAWARE (State or other Jurisdiction of Incorporation or Organization)	13-3097642 (I.R.S. Employer Identification Number)

7201 Wisconsin Avenue, Bethesda, Maryland (Address of principal executive offices)	20814 (Zip Code)

(301) 215-7777
(Registrant’s telephone number)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes [x] No [   ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [   ] No [x]

The number of shares outstanding of each of the issuer’s class of common equity, as of November 3, 2003, was 1,487,878 shares of Common Stock and 387,500 shares of Class B Common Stock.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CHINDEX INTERNATIONAL, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited)

	September 30, 2003	March 31, 2003

ASSETS
Current assets:
Cash and cash equivalents	$6,494,000	$5,956,000
Trade accounts receivable, less allowance for doubtful accounts of $1,262,000 and $1,001,000, respectively	14,335,000	15,030,000
Inventories, net	9,610,000	10,886,000
Income taxes receivable	597,000	133,000
Deferred tax	870,000	892,000
Other current assets	2,122,000	1,523,000

Total current assets	34,028,000	34,420,000
Property and equipment, net	7,390,000	7,285,000
Other	519,000	635,000

Total assets	$41,937,000	$42,340,000

LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$20,940,000	$22,865,000
Accrued contract training	933,000	930,000
Short term loan payable	6,774,000	696,000

Total current liabilities	28,647,000	24,491,000
Long term accounts payable	182,000	3,734,000

Total liabilities	28,829,000	28,225,000
Minority interest	71,000	71,000
Stockholders’ equity:
Preferred stock, $.01 par value, authorized 5,000 none issued	—	—
Common stock, $.01 par value, 6,800,000 shares authorized, including 800,000 designated Class B:
Common stock – 1,487,878 and 1,466,616 shares issued and outstanding at September 30 and March 31, respectively	15,000	15,000
Class B stock – 387,500 shares issued and outstanding at September 30 and March 31	4,000	4,000
Additional capital	17,497,000	17,384,000
Accumulated other comprehensive income	9,000	9,000
Accumulated deficit	(4,488,000)	(3,368,000)

Total stockholders’ equity	13,037,000	14,044,000

Total liabilities, minority interest and stockholders’ equity	$41,937,000	$42,340,000

The accompanying notes are an integral part of the financial statements. Share information retroactively adjusted to give effect to the stock split, in the form of a stock dividend, announced by the Company on August 6, 2003 and having a record date of August 18, 2003.

CHINDEX INTERNATIONAL, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended		Six months ended
	September 30, 2003	September 30, 2002	September 30, 2003	September 30, 2002

Total sales and service revenue	$21,155,000	$17,801,000	$41,529,000	$32,769,000
Cost and Expenses
Cost of goods and services sold	14,003,000	11,440,000	28,707,000	21,435,000
Salaries and payroll taxes	3,883,000	3,392,000	8,217,000	6,847,000
Travel and entertainment	636,000	670,000	1,215,000	1,210,000
Other	2,180,000	1,796,000	4,664,000	3,371,000

Income (loss) from operations	453,000	503,000	(1,274,000)	(94,000)
Minority interest	0	(6,000)	0	(29,000)
Other (expenses) and income
Interest expense	(63,000)	(16,000)	(119,000)	(23,000)
Interest income	14,000	7,000	29,000	19,000
Miscellaneous (expenses) income — net	(27,000)	(88,000)	14,000	(86,000)

Income (loss) before income taxes	377,000	400,000	(1,350,000)	(213,000)
(Provision for) benefit from income taxes	(158,000)	(224,000)	230,000	(23,000)

Net income (loss)	$219,000	$176,000	$(1,120,000)	$(236,000)

Net income (loss) per common share — basic	$0.12	$0.10	$(0.60)	$(0.13)

Weighted average shares outstanding — basic	1,870,959	1,834,858	1,862,554	1,775,775

Net income (loss) per common share — diluted	$0.10	$0.09	$(0.60)	$(0.13)

Weighted average shares outstanding — diluted	2,220,125	1,917,460	1,862,554	1,775,775

The accompanying notes are an integral part of the financial statements. Share information retroactively adjusted to give effect to the stock split, in the form of a stock dividend, announced by the Company on August 6, 2003 and having a record date of August 18, 2003.

CHINDEX INTERNATIONAL, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended September 30,
	2003	2002

OPERATING ACTIVITIES
Net loss	$(1,120,000)	$(236,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	574,000	502,000
Inventory write-down	53,000	88,000
Provision for doubtful accounts	261,000	244,000

Changes in operating assets and liabilities:
Trade receivables	434,000	(1,505,000)
Inventories	1,223,000	(909,000)
Income taxes receivable	(440,000)	(286,000)
Other current assets	(599,000)	(191,000)
Other assets	114,000	(107,000)
Accounts payable and other liabilities	(1,923,000)	(122,000)

Net cash used in operating activities	(1,423,000)	(2,522,000)

INVESTING ACTIVITIES
Purchases of property and equipment	(679,000)	(1,347,000)

Net cash used in investing activities	(679,000)	(1,347,000)

FINANCING ACTIVITIES
Proceeds of short term loan payable	2,527,000	2,696,000
Exercise of stock options	113,000	25,000

Net cash provided by financing activities	2,640,000	2,721,000

Effect of foreign exchange rate changes on cash and cash equivalents	0	(1,000)

Net increase (decrease) in cash and cash equivalents	538,000	(1,149,000)
Cash and cash equivalents at beginning of period	5,956,000	4,313,000

Cash and cash equivalents at end of period	$6,494,000	$3,164,000

The accompanying notes are an integral part of the financial statements.

CHINDEX INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

			Common Stock-				Accumulated
	Common Stock		Class B				Other
					Additional	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	(Loss)/Income	Total

Balance at January 1, 2002	1,314,638	$13,000	387,500	$4,000	$17,303,000	($3,701,000)	($8,000)	$13,611,000

Net income						259,000		259,000
Foreign currency translation adjustment							17,000	17,000

Comprehensive Income								276,000
July stock dividend	133,328	2,000				(2,000)		0
Options exercised	18,650	0			81,000			81,000

Balance at December 31, 2002	1,466,616	$15,000	387,500	$4,000	$17,384,000	($3,444,000)	$9,000	$13,968,000

Net income						76,000		76,000
Foreign currency translation adjustment							0	0

Comprehensive Income								76,000

Balance at March 31, 2003 (unaudited)	1,466,616	$15,000	387,500	$4,000	$17,384,000	($3,368,000)	$9,000	$14,044,000

Net loss						(1,120,000)		(1,120,000)
Foreign currency translation adjustment							0	0

Comprehensive Loss								(1,120,000)
Options exercised	21,262	0			113,000			113,000

Balance at September 30, 2003 (unaudited)	1,487,878	$15,000	387,500	$4,000	$17,497,000	($4,488,000)	$9,000	$13,037,000

CHINDEX INTERNATIONAL, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

Note 1. BASIS OF PRESENTATION

     The accompanying unaudited consolidated condensed financial statements of Chindex International, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and six-month periods ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year.

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

Note 2. INVENTORIES

	September 30,	March 31,

	2003	2003

Merchandise inventory	$6,312,000	$7,933,000
Healthcare services inventory	258,000	221,000
Demonstration inventory, net	1,284,000	968,000
Parts and peripheral inventory	1,756,000	1,764,000

	$9,610,000	$10,886,000

Note 3. PROPERTY AND EQUIPMENT

	September 30,	March 31,

	2003	2003

Furniture and equipment	$6,134,000	$5,588,000
Vehicles	109,000	109,000
Leasehold improvements	5,984,000	5,851,000

	12,227,000	11,548,000
Less: accumulated depreciation and amortization	(4,837,000)	(4,263,000)

	$7,390,000	$7,285,000

Note 4. NET INCOME (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted Earnings Per Share (EPS) or Los Per Share (LPS) for the periods indicated:

	For the three months ended September 30, 2003

	Net Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Net income/Basic EPS	$219,000	1,870,959	$0.12
Effect of dilutive securities:
Warrants and options		349,166

Net income/Diluted EPS	$219,000	2,220,125	$0.10

	For the three months ended September 30, 2002

	Net Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Net income/Basic EPS	$176,000	1,834,858	$0.10
Effect of dilutive securities:
Warrants and options		82,602

Net income/Diluted EPS	$176,000	1,917,460	$0.09

	For the six months ended September 30, 2003

	Net Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Net loss/Basic LPS	$(1,120,000)	1,862,554	$(0.60)
Effect of dilutive securities:
Warrants and options		*

Net loss/Diluted LPS	$(1,120,000)	1,862,554	$(0.60)

	For the six months ended September 30, 2002

Net Income		Shares	Per-Share
(Numerator)		(Denominator)	Amount
Net loss/Basic LPS	$(236,000)	1,775,775	$(0.13)
Effect of dilutive securities:
Warrants and options		*

Net loss/Diluted LPS	$(236,000)	1,775,775	$(0.13)

* excluded because effect would be anti-dilutive

STOCK-BASED COMPENSATION: The Company accounts for stock options under the provisions of Accounting Principles Board

Opinion (“APB”) No. 25, under which no compensation expense is recognized when the stock options are granted to colleagues and directors at fair market value as of the grant date. The Company’s 1994 Stock Option Plan (the Plan) provides for the grant, at the discretion of the Board of Directors, of (i) options that are intended to qualify as incentive stock options (Incentive Stock Options) within the meaning of Section 422A of the Internal Revenue Code to certain employees, consultants and directors, and (ii) options not intended to so qualify (Nonqualified Stock Options) to employees, consultants and directors. The total number of shares of common stock for which options may be granted under the Plan is currently 1,000,000. There were 10,000 options granted in the six months ended September 30, 2003.

Had compensation cost for the plan been determined as required under SFAS No. 123, “Accounting for Stock-Based Compensation,” amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” the Company’s pro forma net income (loss) and pro forma earnings (loss) per share would have been as follows:

	Three months ended September 30,		Six months ended September 30,

	2003	2002	2003	2002

Net income (loss)
As reported	$219,000	$176,000	$(1,120,000)	$(236,000)
Pro Forma	$217,000	$169,000	$(1,125,000)	$(249,000)
Basic income (loss) per share
As reported	$0.12	$0.10	$(0.60)	$(0.13)
Pro Forma	$0.12	$0.09	$(0.60)	$(0.13)
Diluted income (loss) per share
As reported	$0.10	$0.10	$(0.60)	$(0.13)
Pro Forma	$0.10	$0.09	$(0.60)	$(0.13)

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

In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51.” FIN 46 addresses consolidation by business enterprises of certain variable interest entities that are currently not consolidated. FIN 46 is effective for variable interests created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. For variable interest entities in which the Company holds a variable interest that it acquired before February 1, 2003, the Interpretation applies on December 31, 2003. The Company is currently analyzing the impact of FIN 46 on its condensed consolidated financial statements.

Note 6. SEGMENT INFORMATION

     The Company has three reportable segments: Medical Capital Equipment, Healthcare Products Distribution and Healthcare Services. The Company evaluates performance and allocates resources based on profit or loss from operations before income taxes, not including gains or losses on the Company’s investment portfolio.

	Medical Capital	Healthcare Products
	Equipment	Distribution	Healthcare Services	Total

As of September 30, 2003:
Assets	$19,020,000	$11,034,000	$11,883,000	$41,937,000
For the three months ended September 30, 2003:
Sales and service revenue	$9,555,000	$8,231,000	$3,369,000	$21,155,000
Gross Profit	3,217,000	925,000	n/a	n/a
Gross Profit %	34%	11%	n/a	n/a
Income (loss) from operations	$1,089,000	$(382,000)	$(254,000)	$453,000
Other expense, net				(75,000)
Minority interest				0
Income before taxes				$377,000

	Medical Capital	Healthcare Products
	Equipment	Distribution	Healthcare Services	Total

As of March 31, 2003:
Assets	$19,521,000	$12,571,000	$10,248,000	$42,340,000
For the three months ended September 30, 2002:
Sales and service revenue	$7,705,000	$6,935,000	$3,161,000	$17,801,000
Gross Profit	2,601,000	996,000	n/a	n/a
Gross Profit %	34%	14%	n/a	n/a
Income (loss) from operations	$516,000	$(149,000)	$136,000	$503,000
Other expense, net				(97,000)
Minority interest				(6,000)
Income before taxes				$400,000

	Medical Capital	Healthcare Products
	Equipment	Distribution	Healthcare Services	Total

As of September 30, 2003:
Assets	$19,020,000	$11,034,000	$11,883,000	$41,937,000
For the six months ended September 30, 2003:
Sales and service revenue	$15,752,000	$18,840,000	$6,937,000	$41,529,000
Gross Profit	4,355,000	2,250,000	n/a	n/a
Gross Profit %	28%	12%	n/a	n/a
Loss from operations	$(21,000)	$(618,000)	$(635,000)	$(1,274,000)
Other expense, net				(76,000)
Minority interest				0
Loss before taxes				$(1,350,000)

	Medical Capital	Healthcare Products
	Equipment	Distribution	Healthcare Services	Total

As of March 31, 2003:
Assets	$19,521,000	$12,571,000	$10,248,000	$42,340,000
For the six months ended September 30,2002:
Sales and service revenue	$12,342,000	$13,840,000	$6,587,000	$32,769,000
Gross Profit	3,617,000	1,977,000	n/a	n/a
Gross Profit %	29%	14%	n/a	n/a
(Loss) income from operations	$(218,000)	$(376,000)	$500,000	$(94,000)
Other expense, net				(90,000)
Minority interest				(29,000)
Loss before taxes				$(213,000)

Inter-segment transactions were eliminated for the three and six months ended September 30, 2003 and 2002.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Three months ended September 30, 2003 compared to three months ended September 30, 2002

     The Company’s revenue for the three months ended September 30, 2003 was $21,155,000, up 19% from the three months ended September 30, 2002 revenue of $17,801,000. The Company experienced continued growth in each of the three segments of the business, with revenue growth of 24% in the medical capital equipment segment, 19% in the healthcare products distribution segment, and 7% in the healthcare services segment, compared to the same period last year. Costs and expenses were $20,702,000 for the period as compared with costs and expenses of $17,298,000 for the three months ended September 30, 2002. The nature of the increased costs in particular segments is discussed below. In addition, there were a number of increased costs for the corporation as a whole. These include expenditures to upgrade the Company’s data systems in China, increased accounting and legal fees, and increased rent and associated costs related to the Company’s new offices in Beijing. The Company recorded net income of $219,000 for the three months ended September 30, 2003, as compared to net income of $176,000 for the three months ended September 30, 2002.

     The current period was marked by the extraordinary experience of dealing with the residual effects of Severe Acute Respiratory Syndrome (SARS). Although the Company had anticipated a faster recovery from the epidemic, SARS continued to have a significant impact on the Company’s results for the period. As previously announced, a number of contracts for the sale of medical capital equipment were delayed and hospital visits were far below normal as foreign residents in Beijing left the capital. While revenues were up substantially in two out of three of the Company’s segments, the Company had budgeted for even larger revenue increases and incurred expenses in line with its internal growth projections.

Medical Capital Equipment Segment

     The medical capital equipment segment exports high quality Western medical capital equipment to the China market. In the three months ended September 30, 2003 this segment had revenue of $9,555,000, a 24% increase over revenue of $7,705,000 in the three months ended September 30, 2002. Income from operations was $1,089,000 in the recent period compared with income from operations of $516,000 in the prior period.

     Gross profit in the three months ended September 30, 2003 increased to $3,217,000 from $2,601,000 in the three months ended September 30, 2002. As a percentage of revenue, gross profit from the medical capital equipment segment for the recent period was 34%, the same percentage as in the prior period.

     Expenses for the medical capital equipment segment in the three months ended September 30, 2003 increased to $2,128,000 from $2,085,000 in the three months ended September 30, 2002, but as a percentage of revenues over the period decreased to 22% from 27%. Salaries for the segment in the three months ended September 30, 2003 decreased by $35,000 from the three months ended September 30, 2002, and as a percentage of revenues over the period decreased to 8% from 10%. The salary decrease was primarily due to change in the estimate of the amount of commissions payable to sales personnel. In addition, travel and entertainment expenses for the segment increased $42,000. Other costs increased $233,000 over the three months, primarily due to additional administrative allocation and higher costs for exhibitions and promotion.

Healthcare Products Distribution Segment

     The healthcare products distribution segment, consisting of medical consumables and personal healthcare products, had revenue growth of 19% to $8,231,000 in the three months ended September 30, 2003, as compared to revenue of $6,935,000 in the three months ended September 30, 2002. The segment had a loss from operations of $382,000 in the recent period, compared with a loss from operations of $149,000 in the prior period. These local currency sales of medical consumables and personal healthcare products are made from inventories maintained locally in China (see Foreign Currency Exchange) to a network of sub-dealers and pharmacies.

     Gross profit in the three months ended September 30, 2003 decreased to $925,000 from $996,000 in the three months ended September 30, 2002. As a percentage of revenue, gross profit from the healthcare products distribution segment for the recent period was 11% as compared to 14% in the prior period. The decrease in gross profit is attributable in part to the re-negotiation of service terms with one of our suppliers. Gross profit percentages with suppliers vary depending on the arrangements negotiated with those suppliers, the number of products carried, the volume for each product line and market conditions for each product.

     Expenses for the healthcare products distribution segment in the three months ended September 30, 2003 increased to $1,307,000 from $1,145,000 in the three months ended September 30, 2002, but decreased as a percentage of revenues over the period to 16% from 17%. Salaries for the segment increased $45,000 primarily due to increased staffing and increased payroll benefits mandated by the Chinese government. In addition, travel and entertainment expense for the segment decreased $10,000 (but was flat at 1% of revenue for both periods) and other costs increased $145,000 due primarily to increased promotion and increased other professional fees.

Healthcare Services Segment

     The healthcare services segment consists of two Western style primary care hospitals, Beijing United Family Hospital and Clinics (“BJU”) and Shanghai United Family Hospital and Clinics (“SHU”) (under construction) as well as an affiliated satellite clinic in Beijing. For the three months ended September 30, 2003, the revenues from this segment were $3,369,000, an increase of 7% over the three months ended September 30, 2002 revenues of $3,161,000. The segment had a loss from operations of $254,000 in the recent period, compared with income from operations of $136,000 in the prior period. During the recent period the hospital was significantly impacted by the residual effects of the SARS crisis in Beijing. The Company believes that many of its core expatriate patients left the country and many others deferred visits during the July through August period. Healthcare services costs increased for the three months ended September 30, 2003 to $3,623,000, a 20% increase over the three months ended September 30, 2002 costs of $3,025,000. This increase was due primarily to the costs associated with increased services offered. Salaries increased by $434,000 (salaries were 59% and 49% of revenue for the three months ended September 30, 2003 and 2002, respectively), with all other costs increasing $164,000, including increases of $94,000 in rent expense. Included in both salary and other costs was a $261,000 increase in developmental expenses related to SHU.

     The opening of SHU, originally scheduled for the fall of 2003, will now be delayed until the middle of 2004. The delay in opening the new hospital is due to a number of factors. During the SARS epidemic travel between Beijing and Shanghai was very difficult and proved a major disruption in the schedule. After the SARS experience receded, the Company decided to reevaluate the SHU design in light of lessons learned during the epidemic. As a result of this process, a number of specific design changes were made, such as adding a fever clinic, changing the air conditioning system, increasing the number of rooms where negative pressure could be utilized, and a number of other changes.

Other Income and Expenses

     Interest expense on short-term debt of $6,774,000 and long term debt of $182,000 amounted to $63,000 whereas the company had only $16,000 expense in the prior period. Over $3,500,000 of debt is for the development of SHU that is currently under construction (see Liquidity and Capital Resources).

Taxes

     The Company recorded a $158,000 tax provision for the three months ended September 30, 2003 as compared to a tax provision of $224,000 for the three months ended September 30, 2002.

     Six months ended September 30, 2003 compared to six months ended September 30, 2002

     The Company’s revenue for the six months ended September 30, 2003 was $41,529,000, up 27% from the six months ended September 30, 2002 revenue of $32,769,000. The Company experienced continued growth in each of the three segments of the business, with revenue growth of 28% in the medical capital equipment segment, 36% in the healthcare products distribution segment, and 5% in the healthcare services segment, compared to the same period last year. Costs and expenses were $42,803,000 for the period as compared with costs and expenses of $32,863,000 for the six months ended September 30, 2002. The nature of the increased costs in particular segments is discussed below. In addition, there were a number of increased costs for the corporation as a whole. These include expenditures to upgrade the Company’s data systems in China, increased accounting and legal fees, and increased rent and associated costs related to the Company’s new offices in Beijing. The Company recorded a net loss of $1,120,000 for the six months ended September 30, 2003, as compared to net loss of $236,000 for the six months ended September 30, 2002.

     The current period was marked by the extraordinary experience of dealing with Severe Acute Respiratory Syndrome (SARS). SARS had a significant impact on the Company’s results for the period. As previously announced, a number of contracts for the sale of medical capital equipment were delayed and hospital visits were far below normal as foreign residents in Beijing left the capital. While revenues were up substantially in two out of three of the Company’s segments, the Company had budgeted for even larger revenue increases and incurred expenses in line with its internal growth projections.

Medical Capital Equipment Segment

     The medical capital equipment segment exports high quality Western medical capital equipment to the China market. In the six months ended September 30, 2003 this segment had revenue of $15,752,000, a 28% increase over revenue of $12,342,000 in the six months ended September 30, 2002. Loss from operations was $21,000 in the recent period compared with a loss from operations of $218,000 in the prior period.

     Gross profit in the six months ended September 30, 2003 increased to $4,355,000 from $3,617,000 in the six months ended September 30, 2002. As a percentage of revenue, gross profit from the medical capital equipment segment for the recent period was 28% as compared to 29% in the prior period. The decrease in gross profit percentage is attributable to the impact of SARS slowing sales into the marketplace for the period.

     Expenses for the medical capital equipment segment in the six months ended September 30, 2003 increased to $4,376,000 from $3,835,000 in the six months ended September 30, 2002, but as a percentage of revenues over the period decreased to 28% from 31%.

Salaries for the segment in the six months ended September 30, 2003 increased by $220,000 from the six months ended September 30, 2002, and as a percentage of revenues over the period decreased to 11% from 12%. The salary decrease was primarily due to decreased commissions. In addition, travel and entertainment expenses for the segment increased $84,000. Other costs increased $240,000 over the six months, primarily due to additional administrative allocation and higher costs for exhibitions, telephones and promotion.

Healthcare Products Distribution Segment

     The healthcare products distribution segment, consisting of medical consumables and personal healthcare products, had revenue growth of 36% to $18,840,000 in the six months ended September 30, 2003, as compared to revenue of $13,840,000 in the six months ended September 30, 2002. The segment had a loss from operations of $618,000 in the recent period, compared with a loss from operations of $376,000 in the prior period. The Company anticipates that revenue growth in this segment will continue in the future, but at historical levels. These local currency sales of medical consumables and personal healthcare products are made from inventories maintained locally in China (see Foreign Currency Exchange) to a network of sub-dealers and pharmacies.

     Gross profit in the six months ended September 30, 2003 rose to $2,250,000 from $1,977,000 in the six months ended September 30, 2002. As a percentage of revenue, gross profit from the healthcare products distribution segment for the recent period was 12% as compared to 14% in the prior period. . The decrease in gross profit is attributable in part to the re-negotiation of service terms with one of our suppliers. Gross profit percentages vary depending on the arrangements negotiated with those suppliers, the number of products carried, the volume for each product line and market conditions for each product.

     Expenses for the healthcare products distribution segment in the six months ended September 30, 2003 increased to $2,868,000 from $2,353,000 in the six months ended September 30, 2002, but decreased as a percentage of revenues over the period to 15% from 17%. Salaries for the segment increased $173,000 primarily due to increased staffing and increased payroll benefits mandated by the Chinese government. In addition, travel and entertainment expense for the segment decreased $24,000 (but was flat at 1% of revenue for both periods) and other costs increased $366,000 due primarily to additional administrative allocation and increased other professional fees.

Healthcare Services Segment

     The healthcare services segment consists of two Western style primary care hospitals, Beijing United Family Hospital and Clinics (“BJU”) and Shanghai United Family Hospital and Clinics (“SHU”) (under construction) as well as an affiliated satellite clinic in Beijing. For the six months ended September 30, 2003, the revenues from this segment were $6,937,000, an increase of 5% over the six months ended September 30, 2002 revenues of $6,587,000. The segment had a loss from operations of $635,000 in the recent period, compared with income from operations of $500,000 in the prior period. During the recent period the hospital was significantly impacted by the SARS crisis in Beijing. Many of its core expatriate patients left the country and many others deferred visits during the April to August period. Healthcare services costs increased for the six months ended September 30, 2003 to $7,572,000, a 24% increase over the six months ended September 30, 2002 costs of $6,087,000. This increase was due primarily to the costs associated with increased services offered. Salaries increased by $792,000 (salaries were 52% of revenue for the six months ended September 30, 2003 and 2002), with all other costs increasing $693,000, including increases of $193,000 in doubtful accounts reserve, $210,000 in professional fees and $181,000 in rent expense. Included in these increased salaries and other costs was a $485,000 increase in developmental expenses related to SHU.

     The opening of SHU, originally scheduled for the fall of 2003, will now be delayed until the middle of 2004. The delay in opening the new hospital is due to a number of factors. During the SARS epidemic, travel between Beijing and Shanghai was very difficult and proved a major disruption in the schedule. After the SARS experience had ended, the Company decided to reevaluate the SHU design in light of lessons learned during the epidemic. As a result of this process, a number of specific design changes were made, such as adding a fever clinic, changing the air conditioning system, increasing the number of rooms where negative pressure could be utilized, and a number of other changes. These changes have caused the entire schedule to be revised. Interior construction on SHU has begun and all permits have been issued so no further delays are expected.

Other Income and Expenses

     Interest expense on short-term debt of $6,774,000 and long term debt of $182,000 amounted to $119,000 whereas the company had $23,000 the prior period. Over $3,500,000 of debt is for the development of SHU that is currently under construction (see Liquidity and Capital Resources).

Taxes

     The Company recorded a $230,000 benefit from taxes for the six months ended September 30, 2003 as compared to a provision for taxes of $23,000 for the six months ended September 30, 2002.

LIQUIDITY AND CAPITAL RESOURCES

     As of September 30, 2003, total accounts receivable decreased by $695,000 as compared to March 31, 2003. This was primarily due to the collection of receivables from significant sales in the three months ended March 31, 2003.

     As of September 30, 2003, net inventories were $9,610,000, decreasing $1,276,000 from the March 31, 2003 balance of $10,886,000. This decrease was primarily due to shipment of Medical Capital Equipment that was waiting for final shipping instructions.

     Short term sales loan payables were made up of banks loans of $3,215,000 and extended payment accounts payable by one vendor of $3,559,000. The vendor accounts payable relates to the provision of financing for SHU (discussed below). Under this program, the vendor has agreed to provide continuing credit facilities for purchases for a 7 year period, each grant of credit expiring at the end of 18 months and replaced by subsequent purchases and payables. The classification from long-term to short-term is a result of this timing of the first group of payables under this program being now less than 12 months. The company does not foresee any problem with re-timing the accounts payable before they are due.

     The Company is currently renovating and outfitting its hospital facility in Shanghai, which is being primarily financed through vendor financing and local bank borrowings. The Company has signed an agreement with a major supplier whereby the supplier has agreed to provide long term (one and one-half years on transactions to date) payment terms on the Company’s purchases of medical equipment from the supplier. The arrangement continues for seven years and carries an interest component of five percent. Due to this vendor financing the Company has recorded short and long-term accounts payable of $3,749,000 as of September 30, 2003. The funds will be available to cover design and construction costs. The design work for SHU has been completed as has the interior demolition work and construction of the interior has begun. The construction will principally be interior construction since the building itself already exists. The estimate for design and construction costs (including demolition) is approximately $4.2 million. The local bank borrowings are pursuant to an agreement in principle with the Changning Branch of the Industrial and Commercial Bank of China for the loan of up to $3 million for the purchase of medical equipment. This loan has not yet been finalized or drawn down. The Company will continue to explore additional financing opportunities.

     As of September 30, 2003, letters of credit issued by the Company’s principal bank M&T Bank, in the amounts of approximately $9,000 and $193,000 were outstanding under the line of credit facility. Borrowings under the credit facility were $1,451,000, which bear interest at 1% over the three month London Interbank Offered Rate (“LIBOR”). Beijing United has a short term financing arrangement in China with Hongkong Shanghai Banking Corp. (“HSBC”) for $600,000 in revolving loans. Terms of the agreement include interest at 1.75% over the three month Singapore Interbank Money Market Offer Rate (“SIBOR”). Beijing United has agreed to utilize HSBC for a certain portion of its credit card settlement business. Also, a new line of credit for up to $1,200,000 carries an interest rate of 2.25% over SIBOR and has a term of up to three years. As of September 30, 2003, both lines of credit were fully utilized. The Company has issued a guarantee of repayment covering the full $1.8 million credit on behalf of Beijing United.

     The Company continues to consider various other financing alternatives to satisfy its future expansion, capital improvements and equipment requirements.

TIMING OF REVENUES

     The timing of the Company’s revenues is affected by several significant factors. Many end-users of products sold by the Medical Capital Equipment segment depend to a certain extent upon the allocation of funds in the budgeting processes by the Chinese government and the availability of credit from the Chinese banking system. These processes and the availability of credit are based on policy determinations by the Chinese government and are not necessarily subject to fixed time schedules.

     As noted earlier, timing of revenues has been impacted by Severe Acute Respiratory Syndrome (SARS) as some Chinese customers have delayed purchases of equipment from the Company until SARS is under control. See Item 3.

     The sales of certain products often require protracted sales efforts, long lead times and other time-consuming steps. Further, in light of the dependence by purchasers of capital equipment on the availability of credit, the timing of sales may depend upon the timing of the Company’s or its purchasers’ abilities to arrange for credit sources, including Ex-Im Bank or other loan financing. As a result, the Company’s operating results have varied and are expected to continue to vary from period to period and year to year. In addition, a relatively limited number of orders and shipments may constitute a meaningful percentage of the Company’s revenue in any one period. As a result, a relatively small reduction in the number of orders can have a material impact on the Company’s revenues in any year. Further, because the Company recognizes revenues and expenses as products are shipped, the timing of shipments could affect the Company’s operating results for a particular period. Offsetting this trend, a growing percentage of the Company’s revenues are attributable to the Healthcare Services segment and local currency sales through the Healthcare Products Distribution segment, both of which have more even revenue streams.

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

FORWARD-LOOKING STATEMENTS

     With the exception of historical information, the matters discussed or incorporated by reference in this Quarterly Report on Form 10-Q are forward-looking statements that involve risks and uncertainties, including risks associated with uncertainties pertaining to the Company’s (i) performance goals, including successful conclusion of efforts to secure government-backed financing, (ii) future revenues and earnings, including revenues from the Company’s developmental businesses such as the healthcare services, (iii) markets, including growth in demand in China for the Company’s products and services, and (iv) proposed new operations, including without limitation that there can be no assurance as to the opening schedule, budgeting or success of the Company’s hospital in Shanghai. Actual results, events and performance may differ materially. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to release publicly the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

     The Chindex growth plan includes continuing expansion of the Medical Capital Equipment segment, rapid expansion of the Healthcare Products Distribution segment product portfolio, with an emphasis on increasing the number and variety of products that are sold directly to retail pharmacies, and the development of Healthcare Services, a network of private family hospitals and clinics, based on the Beijing United model, to serve China’s growing middle class. Management continues to develop this growth plan, the implementation of which will be contingent on a number of factors, including requisite financing.

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

Severe Acute Respiratory Syndrome (SARS)

     The outbreak of Severe Acute Respiratory Syndrome (SARS) in China and Hong Kong has impacted the Company in the current period. It appears that SARS is no longer an active threat to public health in China and business operations have basically returned to normal. However, many medical experts believe that SARS could return in the fall or winter. While there is no way to quantify this possibility, the Company considers it a risk factor that needs to be taken into consideration. With the experience gained during the epidemic (with no Chindex employees becoming sick with SARS) the Company believes that it is adequately prepared to deal with the health threats presented by SARS. However, business impacts such as delayed sales, would be a possibility if the disease were to recur.

Internal Political Risk

     The political environment in China may adversely impact the Company’s interests. China is a socialist state, which since 1949 has been, and is expected to continue to be, controlled by the Communist Party of China. Changes in the top political leadership of the Chinese government and/or the Communist Party may have a significant impact on policy and the political and economic environment in China. Moreover, economic reforms and growth have been more successful in certain sections of the country than others, and the continuation or increase of such disparities could affect political or social stability.

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

Recovery of Sales Delayed by SARS

     The Company’s expectation is that sales of equipment that were delayed because of SARS will now move forward. However, there is a risk that some expected sales may not take place once the initial cause for delay is past. Reasons for this could include intervention of competitors during the delay period, a changing of priorities on the part of the customer, or other reasons.

Government Control Over Economy

     The government of China has exercised and continues to exercise substantial control over virtually every section of the Chinese economy through regulation and state ownership. China’s continued commitment to reform and the development of a vital private sector in that country have, to some extent, limited the practical effects of the control currently exercised by the government over individual business enterprises. However, the economy continues to be subject to significant government controls, which, if directed towards business activities of the Company, could have a significant adverse impact on the Company. For example, if the government were to limit the number of foreign personnel who could work in the country, or were to substantially increase taxes on foreign businesses or were to impose any number of other possible types of limitations on the Company’s operations, the impact would be significant.

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

Foreign Trade Corporations

     In the sale of its medical capital equipment to China, the Company must make most of its sales through foreign trade corporations (“FTCs”). Although purchasing decisions are made by the end-user, which is obligated to pay the applicable purchase prices, the Company enters into a formal purchase contract with only the FTC. By virtue of its direct contractual relationship with the FTC, rather than the end-user, the Company is to some extent dependent upon the continuing existence of and contractual compliance by the FTC until the particular transaction has been completed.

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

     The Company performed an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls as of September 30, 2003. Based on that evaluation, the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective. There have been no significant changes in the Company’s internal control or in other factors that could significantly affect internal controls.

PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

     The annual meeting of shareholders of the Company (the “Meeting”) was held on August 5, 2003. Proxies for the Meeting were solicited pursuant to Schedule 14A of the Securities Exchange Act of 1934, as amended, and there was no solicitation in opposition.

     At the Meeting, Roberta Lipson, Elyse Beth Silverberg, Lawrence Pemble, Robert C. Goodwin, Jr., A. Kenneth Nilsson, Julius Y. Oestreicher and Carol R. Kaufman were elected as directors of the Company to serve until the Company’s next annual meeting of shareholders and until their respective successors are elected and qualified. The votes for each director were as follows:

	For	Withheld

Roberta Lipson	1,851,180	192
Elyse Beth Silverberg	1,851,180	192
Lawrence Pemble	1,851,180	192
Robert C. Goodwin, Jr.	1,851,180	192
A. Kenneth Nilsson	1,851,180	192
Julius Y. Oestreicher	1,851,180	192
Carol R. Kaufman	1,851,180	192

Included in the votes for above were 193,750 shares of Class B Common Stock having six votes per share.

     In addition, the Company’s shareholders ratified at the Meeting the selection of Ernst & Young LLP as the Company’s independent certified accountants for the year ending March 31, 2004. The votes for such ratification were as follows:

			Broker
For	Against	Abstain	Non-Votes

1,851,009	121	242	0

Included in the votes for above were 193,750 shares of Class B Common Stock having six votes per share.

     In addition, the Company’s shareholders approved the amendment to the Company’s 1994 Stock Option Plan increasing the number of shares covered by the Plan from 317,625 to 500,000. The votes for such approval were as follows:

			Broker
For	Against	Abstain	Non-Votes

1,270,593	21,100	1,748	557,931

Included in the votes for above were 193,750 shares of Class B Common Stock having six votes per share.

All of the share and vote amounts indicated in this Item 4 are shown on the basis of actual amounts at and as of the date of the Meeting and therefore do not give retroactive effect to the two-for-one stock split, in the form of a dividend, announced by the Company on August 6, 2003 and having a record date of August 18, 2003.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

The exhibits listed below are filed as a part of this quarterly report:

3.1	Certificate of Incorporation of the Company. Incorporated by reference to Annex B to the Company’s Proxy Statement on Schedule 14A, filed with the Securities and Exchange Commission on or about June 7, 2002 (the “Proxy Statement”)

3.2	By-laws of the Company. Incorporated by reference to Annex C to the Proxy Statement.

4.1	Form of Specimen Certificate of the Company’s Common Stock. Incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form SB-2 (No. 33-78446) (the “IPO Registration Statement”).

4.2	Form of Specimen Certificate of Class B Common Stock Certificate. Incorporated by reference to Exhibit 4.3 to the IPO Registration Statement.

10.1	The Company’s 1994 Stock Option Plan, as amended as of July 17, 2001. Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the six months ended June 30, 2001.

10.2	Lease Agreement, dated as of March 1994, between the Company and Central Properties Limited Partnership, relating to the Company’s Bethesda, Maryland facility. Incorporated by reference to Exhibit 10.4 to the IPO Registration Statement.

10.3	First Amendment to Lease, dated as of June 26, 1996, between the Company and Central Properties Limited Partnership, relating to additional space at the Company’s Bethesda, Maryland facility. Incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997.

10.4	Lease Agreement between the School of Posts and Telecommunications and the Company dated November 8, 1995. Incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995.

10.5	Amendments Numbers One, Two and Three to the Lease Agreement between the School of Posts and Telecommunications and the Company dated November 8, 1995, each such amendment dated November 26, 1996.

Incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997.

10.6	Lease Agreement dated May 10, 1998, between the School of Posts and Telecommunications and the Company relating to the lease of additional space. Incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998.

10.7	Contractual Joint Venture Contract between the Chinese Academy of Medical Sciences Union Medical & Pharmaceutical Group Beijing Union Medical & Pharmaceutical General Corporation and the Company, dated September 27, 1995. Incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995.

10.8	First Investment Loan Manager Demand Promissory Note dated July 10, 1997 between First National Bank of Maryland and Chindex, Inc. Incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997.

10.9	Distribution Agreement dated October 11, 2001 between Siemens AG and the Company, Incorporated by reference to Exhibit 10.18 to the Company’s Quarterly Report on Form 10-Q for the nine months ended September 30, 2001.

10.10	Second amendment to lease, dated as of November 24, 2000, between the Company and Central Properties Limited Partnership, relating to the extension of the lease term for the Company’s Bethesda, Maryland offices. Incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

10.11	Employment Agreement, dated as of September 1, 2001, between the Company and Roberta Lipson. Incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

10.12	Employment Agreement, dated as of September 1, 2001, between the Company and Elyse Beth Silverberg. Incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

10.13	Employment Agreement, dated as of September 1, 2001, between the Company and Lawrence Pemble. Incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

10.14	Employment Agreement, dated as of September 1, 2001, between the Company and Robert C. Goodwin, Jr. Incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

10.15	Contractual Joint Venture Contract between Shanghai Changning District Central Hospital and the Company, dated February 9, 2002. Incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

10.16	Lease Agreement between Shanghai Changning District Hospital and the Company related to the lease of the building for Shanghai United Family Hospital. Incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

10.17	Lease Agreement between China Arts & Crafts Import & Export Corporation and Chindex (Beijing) Consulting Incorporated related to the lease of the building for the Company’s main office in Beijing+. Incorporated by reference to Exhibit 10.17 to the Company’s Quarterly Report on Form 10-Q for the six months ended June 30, 2002.

10.18	Agreement between Siemens AG and the Company for long term payment of vendor invoices. Incorporated by reference to Exhibit 10.18 to the Company’s Quarterly Report on Form 10-Q for the nine months ended September 30, 2002.

21.1	List of subsidiaries. Incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

31.1	Certification of the Company’s Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of the Company’s Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.3	Certification of the Company’s Principal Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of the Company’s Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.2	Certification of the Company’s Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.3	Certification of the Company’s Principal Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

* Confidential treatment has been granted as to a portion of this Exhibit.

+ English translation of summary from Chinese original.

(b)	Reports on Form 8-K

     Reports on Form 8-K filed during the quarter ended September 30, 2003:

          On August 14, 2003, the Company filed a Current Report on Form 8-K reporting, under Item 9, its earnings release for the quarter ended June 30, 2003.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHINDEX INTERNATIONAL, INC.

Dated: November 12, 2003	By: /S/ Lawrence Pemble

Lawrence Pemble

Executive Vice President Finance and Business
Development

Dated: November 12, 2003	By: /S/ Ronald Zilkowski

Ronald Zilkowski

Senior Vice President Finance and Corporate
Controller