Form 10-Q
period 2003-12-31
CHINDEX INTERNATIONAL INC
filed 2004-02-13
CIK 922717

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2003

Commission file number 0-24624

CHINDEX INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	13-3097642
(State or other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification Number)

7201 Wisconsin Avenue, Bethesda, Maryland	20814
(Address of principal executive offices)	(Zip Code)

(301) 215-7777
(Registrant’s telephone number)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes ☑  No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐  No ☑

The number of shares outstanding of each of the issuer’s class of common equity, as of February 3, 2004, was 3,043,428 shares of Common Stock and 775,000 shares of Class B Common Stock.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 4. CONTROLS AND PROCEDURES
PART II. OTHER INFORMATION
ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
Exhibit 3.2
Exhibit 3.3
Exhibit 31.1
Exhibit 31.2
Exhibit 31.3
Exhibit 32.1
Exhibit 32.2
Exhibit 32.3

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CHINDEX INTERNATIONAL, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited)

	December 31, 2003	March 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$4,952,000	$5,956,000
Trade accounts receivable, less allowance for doubtful accounts of $1,462,000 and $1,001,000, respectively	14,205,000	15,030,000
Inventories, net	9,567,000	10,886,000
Income taxes receivable	0	133,000
Deferred tax	1,742,000	892,000
Other current assets	2,218,000	1,523,000

Total current assets	32,684,000	34,420,000
Property and equipment, net	8,869,000	7,285,000
Other	570,000	635,000

Total assets	$42,123,000	$42,340,000

LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$21,756,000	$22,865,000
Accrued contract training	804,000	930,000
Short term loan payable	6,499,000	696,000
Income taxes payable	112,000	0

Total current liabilities	29,171,000	24,491,000
Long term loan payable	154,000	3,734,000

Total liabilities	29,325,000	28,225,000
Minority interest	10,000	71,000
Stockholders’ equity:
Preferred stock, $.01 par value, authorized 500,000 none issued	—	—
Common stock, $.01 par value, 6,800,000 shares authorized, including 800,000 designated Class B:
Common stock — 3,043,428 and 2,933,232 shares issued and outstanding at December 31 and March 31, respectively	30,000	29,000
Class B stock — 775,000 shares issued and outstanding at December 31 and March 31, respectively	8,000	8,000
Additional capital	17,602,000	17,366,000
Accumulated other comprehensive income	9,000	9,000
Accumulated deficit	(4,861,000)	(3,368,000)

Total stockholders’ equity	12,788,000	14,044,000

Total liabilities, minority interest and stockholders’ equity	$42,123,000	$42,340,000

The accompanying notes are an integral part of the financial statements. Share information retroactively adjusted to give effect to the stock splits, each in the form of a 100% stock dividend, announced by the Company on August 6, 2003 and December 29, 2003.

CHINDEX INTERNATIONAL, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended		Nine months ended
	December 31,2003	December 31,2002	December 31,2003	December 31,2002
Total sales and service revenue	$21,630,000	$22,270,000	$63,159,000	$55,039,000
Cost and Expenses
Cost of goods and services sold	14,124,000	15,192,000	42,831,000	36,627,000
Salaries and payroll taxes	4,325,000	3,573,000	12,541,000	10,420,000
Travel and entertainment	844,000	954,000	2,060,000	2,164,000
Other	2,858,000	2,069,000	7,522,000	5,440,000

(Loss) income from operations	(521,000)	482,000	(1,795,000)	388,000
Minority interest	0	79,000	0	50,000
Other (expenses) and income
Interest expense	(67,000)	(27,000)	(186,000)	(50,000)
Interest income	10,000	25,000	39,000	44,000
Miscellaneous income (expenses) -net	76,000	(22,000)	90,000	(108,000)

(Loss) income before income taxes	(502,000)	537,000	(1,852,000)	324,000
Benefit from (provision for) income taxes	119,000	150,000	349,000	127,000

Net (loss) income	$(383,000)	$687,000	$(1,503,000)	$451,000

Net (loss) income per common share — basic	$(0.10)	$0.19	$(0.40)	$0.13

Weighted average shares outstanding — basic	3,757,370	3,708,232	3,735,861	3,603,777

Net (loss) income per common share — diluted	$(0.10)	$0.19	$(0.40)	$0.12

Weighted average shares outstanding — diluted	3,757,370	3,713,415	3,735,861	3,654,156

The accompanying notes are an integral part of the financial statements. Share information retroactively adjusted to give effect to the stock splits, each in the form of a 100% stock dividend. The stock splits were announced by the Company on August 6, 2003 with a record date of August 18, 2003 and on December 29, 2003 with a record date of January 10, 2004.

CHINDEX INTERNATIONAL, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended December 31,
	2003	2002
OPERATING ACTIVITIES
Net (loss) income	$(1,503,000)	$451,000
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	961,000	772,000
Inventory write-down	99,000	101,000
Provision for doubtful accounts	461,000	280,000
Deferred tax benefits	(850,000)	(660,000)
Minority interest	0	(50,000)

Changes in operating assets and liabilities:
Trade receivables	364,000	(4,010,000)
Inventories	1,220,000	(2,146,000)
Income taxes, net	247,000	348,000
Other current assets	(695,000)	147,000
Other assets	64,000	71,000
Accounts payable and other liabilities	(1,235,000)	4,871,000

Net cash (used in) provided by operating activities	(867,000)	175,000

INVESTING ACTIVITIES
Purchases of property and equipment	(2,546,000)	(3,067,000)
Investment in equity joint venture	0	(2,000)

Net cash used in investing activities	(2,546,000)	(3,069,000)

FINANCING ACTIVITIES
Proceeds of short term loan payable	2,223,000	4,855,000
Exercise of stock options	247,000	25,000
Funds (paid to) received from minority investor	(61,000)	120,000

Net cash provided by financing activities	2,409,000	5,000,000

Effect of foreign exchange rate changes on cash and cash equivalents	0	(3,000)

Net (decrease) increase in cash and cash equivalents	(1,004,000)	2,103,000
Cash and cash equivalents at beginning of period	5,956,000	4,313,000

Cash and cash equivalents at end of period	$4,952,000	$6,416,000

The accompanying notes are an integral part of the financial statements.

CHINDEX INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

							Accumulated
	Common Stock		Common Stock-Class B				Other
					Additional	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	(Loss)/Income	Total

Balance at January 1, 2002	657,319	$7,000	193,750	$2,000	$17,303,000	($3,693,000)	($8,000)	$13,611,000

Net income						259,000		259,000
Foreign currency translation adjustment							17,000	17,000

Comprehensive Income								276,000
July stock dividend	66,664	0						0
Options exercised	9,325	0			81,000			81,000

Balance at December 31, 2002	733,308	$7,000	193,750	$2,000	$17,384,000	($3,434,000)	$9,000	$13,968,000

Net income						76,000		76,000
Foreign currency translation adjustment							0	0

Comprehensive Income								76,000

Balance at March 31, 2003 (unaudited)	733,308	$7,000	193,750	$2,000	$17,384,000	($3,358,000)	$9,000	$14,044,000

Net loss						(1,503,000)		(1,503,000)
Foreign currency translation adjustment							0	0

Comprehensive Loss								(1,503,000)
Options exercised	44,907	1,000			246,000			247,000

2:1 Stock Dividend 8/03	743,499	7,000	193,750	2,000	(9,000)			0

2:1 Stock Dividend 1/04	1,521,714	15,000	387,500	4,000	(19,000)			0

Balance at December 31,2003 (unaudited)	3,043,428	$30,000	775,000	$8,000	$17,602,000	($4,861,000)	$9,000	$12,788,000

CHINDEX INTERNATIONAL, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

Note 1. BASIS OF PRESENTATION

     The accompanying unaudited consolidated condensed financial statements of Chindex International, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and nine-month periods ended December 31, 2003 are not necessarily indicative of the results that may be expected for the year.

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

     The share information has been restated after giving retroactive effect to the stock split, in the form of a stock dividend, announced by the Company on August 6, 2003 and having a record date of August 18, 2003 and a second stock split announced by the Company on December 29 and having a record date of January 10, 2004.

Note 2. INVENTORIES

	December 31,	March 31,
	2003	2003
Merchandise inventory	$6,609,000	$7,933,000
Healthcare services inventory	235,000	221,000
Demonstration inventory, net	951,000	968,000
Parts and peripheral inventory	1,772,000	1,764,000

	$9,567,000	$10,886,000

Note 3. PROPERTY AND EQUIPMENT

	December 31,	March 31,
	2003	2003
Furniture and equipment	$7,346,000	$5,588,000
Vehicles	109,000	109,000
Leasehold improvements	6,639,000	5,851,000

	14,094,000	11,548,000
Less: accumulated depreciation and amortization	(5,225,000)	(4,263,000)

	$8,869,000	$7,285,000

Note 4. NET INCOME (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted Earnings Per Share (EPS) or Loss Per Share (LPS) for the periods indicated:

	For the three months ended December 31, 2003
	Net Loss	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Net loss/Basic LPS	$(383,000)	3,757,370	$(0.10)
Effect of dilutive securities:
Warrants and options		*

Net loss/Diluted LPS	$(383,000)	3,757,370	$(0.10)

	For the three months ended December 31, 2002
	Net Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Net income/Basic EPS	$687,000	3,708,232	$0.19
Effect of dilutive securities:
Warrants and options		5,183

Net income/Diluted EPS	$687,000	3,713,415	$0.19

	For the nine months ended December 31, 2003
	Net Loss	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Net loss/Basic LPS	$(1,503,000)	3,735,861	$(0.40)
Effect of dilutive securities:
Warrants and options		*

Net loss/Diluted LPS	$(1,503,000)	3,735,861	$(0.40)

	For the nine months ended December 31, 2002
	Net Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Net income/Basic EPS	$451,000	3,603,777	$0.13
Effect of dilutive securities:
Warrants and options		50,379

Net income/Diluted EPS	$451,000	3,654,156	$0.12

* excluded because effect would be anti-dilutive

STOCK-BASED COMPENSATION: The Company accounts for stock options under the provisions of Accounting Principles Board Opinion (“APB”) No. 25, under which no compensation expense is recognized when the stock options are granted to colleagues and directors at fair market value as of the grant date. The Company’s 1994 Stock Option Plan (the Plan) provides for the grant, at the discretion of the Board of Directors, of (i) options that are intended to qualify as incentive stock options (Incentive Stock Options) within the meaning of Section 422A of the Internal Revenue Code to certain employees, consultants and directors, and (ii) options not intended to so qualify (Nonqualified Stock Options) to employees, consultants and directors. The total number of shares of common stock for which options may be granted under the Plan is currently 2,000,000. There were 20,000 options granted in the nine months ended December 31, 2003.

Had compensation cost for the plan been determined as required under SFAS No. 123, “Accounting for Stock-Based Compensation,” amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” the Company’s pro forma net (loss) income and pro forma (loss) earnings per share would have been as follows:

	Three months ended December 31,		Nine months ended December 31,

	2003	2002	2003	2002
Net (loss) income
As reported	$(383,000)	$687,000	$(1,503,000)	$451,000
Pro Forma	$(385,000)	$682,000	$(1,510,000)	$433,000
Basic (loss) income per share
As reported	$(0.10)	$0.19	$(0.40)	$0.13
Pro Forma	$(0.10)	$0.18	$(0.40)	$0.12
Diluted (loss) income per share
As reported	$(0.10)	$0.19	$(0.40)	$0.12
Pro Forma	$(0.10)	$0.18	$(0.40)	$0.12

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

In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51.” FIN 46 addresses consolidation by business enterprises of certain variable interest entities that are currently not consolidated. FIN 46 is effective for variable interests created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. For variable interest entities in which the Company holds a variable interest that it acquired before February 1, 2003, the Interpretation is applicable as of the end of the first interim period after March 31, 2004. The Company is currently analyzing the impact of FIN 46 on its condensed consolidated financial statements.

Note 6. SEGMENT INFORMATION

     The Company has three reportable segments: Medical Capital Equipment, Healthcare Products Distribution and Healthcare Services. The Company evaluates performance and allocates resources based on profit or loss from operations before income taxes, not including gains or losses on the Company’s investment portfolio.

	Medical Capital	Healthcare Products
	Equipment	Distribution	Healthcare Services	Total

As of December 31, 2003:
Assets	$17,270,000	$9,526,000	$15,215,000	$42,011,000
For the three months ended December 31, 2003:
Sales and service revenue	$8,238,000	$8,850,000	$4,541,000	$21,630,000
Gross Profit	2,019,000	1,364,000	n/a	n/a
Gross Profit %	25%	15%	n/a	n/a
Loss (income) from operations	$(634,000)	$127,000	$(14,000)	$(521,000)
Other income, net				19,000
Minority interest				0
Loss before taxes				$(502,000)

	Medical Capital	Healthcare Products
	Equipment	Distribution	Healthcare Services	Total

As of March 31, 2003:
Assets	$19,521,000	$12,571,000	$10,248,000	$42,340,000
For the three months ended December 31, 2002:
Sales and service revenue	$9,713,000	$8,980,000	$3,577,000	$22,270,000
Gross Profit	2,766,000	1,112,000	n/a	n/a
Gross Profit %	28%	12%	n/a	n/a
Income (loss) from operations	$590,000	$(102,000)	$(6,000)	$482,000
Other expense, net				(24,000)
Minority interest				79,000
Income before taxes				$537,000

	Medical Capital	Healthcare Products
	Equipment	Distribution	Healthcare Services	Total

As of December 31, 2003:
Assets	$17,270,000	$9,526,000	$15,215,000	$42,011,000
For the nine months ended December 31, 2003:
Sales and service revenue	$23,991,000	$27,690,000	$11,478,000	$63,159,000
Gross Profit	6,374,000	3,614,000	n/a	n/a
Gross Profit %	27%	13%	n/a	n/a
Loss from operations	$(690,000)	$(456,000)	$(649,000)	$(1,795,000)
Other expense, net				(57,000)
Minority interest				0
Loss before taxes				$(1,852,000)

	Medical Capital	Healthcare Products
	Equipment	Distribution	Healthcare Services	Total

As of March 31, 2003:
Assets	$19,521,000	$12,571,000	$10,248,000	$42,340,000
For the nine months ended December 31, 2002:
Sales and service revenue	$22,055,000	$22,820,000	$10,164,000	$55,039,000
Gross Profit	6,383,000	3,089,000	n/a	n/a
Gross Profit %	29%	14%	n/a	n/a
Income (loss) from operations	$372,000	$(478,000)	$494,000	$388,000
Other expense, net				(114,000)
Minority interest				50,000
Income before taxes				$324,000

Inter-segment transactions were eliminated for the three and nine months ended December 31, 2003 and 2002.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Three months ended December 31, 2003 compared to three months ended December 31, 2002

     The Company’s revenue for the three months ended December 31, 2003 was $21,630,000, down 3% from the three months ended December 31, 2002 revenue of $22,270,000. The Company growth in each of the three segments was mixed, with revenue down 15% in the medical capital equipment segment (in the absence of a government-supported customer financing loan program which positively impacted the prior quarter by $3,500,000), down 1% in the healthcare products distribution segment, and up 27% in the healthcare services segment, compared to the same period last year. Costs and expenses were $22,151,000 for the period as compared with costs and expenses of $21,788,000 for the three months ended December 31, 2002. The nature of the increased costs in particular segments is discussed below. In addition, there were a number of increased costs for the corporation as a whole. These include salary and professional fees related to the upgrade of the Company’s data systems in China, increased accounting and legal fees, and increased rent and associated costs related to the Company’s new offices in Beijing. The Company recorded a net loss of $383,000 for the three months ended December 31, 2003, as compared to net income of $687,000 for the three months ended December 31, 2002.

     There were the following developments of note during the quarter. On the positive side, the direct impact of Severe Acute Respiratory Syndrome (SARS) outbreak last spring has faded — normal contracts began to be executed again and patient visits at our hospital, Beijing United Family Hospital (BJU) returned to and then exceeded pre-SARS levels. On the negative side, the relevant agencies of the Chinese Government delayed negotiations with the U.S. Export-Import Bank on a new framework agreement for government supported loan programs, effectively postponing any such loan programs until sometime later which we believe will be in the latter half of calendar 2004. The Company has made effective use of government supported loan programs in the past and continues to market them to end users in anticipation of being able to obtain approvals for such loan programs in the future. The inability to gain approval for a loan program during the recent quarter is substantially responsible for the Company’s drop in revenue over the periods.

Medical Capital Equipment Segment

     The medical capital equipment segment exports high quality Western medical capital equipment to the China market. In the three months ended December 31, 2003, this segment had revenue of $8,238,000, a 15% decrease from revenue of $9,713,000 in the three months ended December 31, 2002. Loss from operations was $634,000 in the recent period compared with income from operations of $590,000 in the prior period. A significant factor in the revenue decrease was the absence of loan program sales in the three months ended December 31, 2003 as compared with the prior period, in which loan program sales were $3.5 million.

     Gross profit in the three months ended December 31, 2003 decreased to $2,019,000 from $2,766,000 in the three months ended December 31, 2002. As a percentage of revenue, gross profit from the medical capital equipment segment for the recent period was 25%, compared to 28% for the prior period. This lower gross profit was due to lower sales over certain fixed cost of goods.

     Expenses for the medical capital equipment segment in the three months ended December 31, 2003 increased to $2,653,000 from $2,176,000 in the three months ended December 31, 2002, and as a percentage of revenues over the period increased to 32% from 22%. Salaries for the segment in the three months ended December 31, 2003 increased by $58,000 from the three months ended December 31, 2002, and as a percentage of revenues over the period increased to 10% from 8%. The salary increase was primarily due to additional sales personnel and higher payroll benefits which have been mandated by the Chinese Government. In addition, while travel and entertainment expenses for the segment decreased $11,000 and exhibitions costs decreased $30,000, other costs increased $383,000 over the three months. Over half of this cost increase was due to the segment’s allocable share of the additional corporate administrative costs such as costs for data system upgrades and accounting and legal costs. Other increases were related to increased costs for promotion and meeting expenses.

Healthcare Products Distribution Segment

     The healthcare products distribution segment, consisting of medical consumables and personal healthcare products, had a revenue decrease of 1% to $8,850,000 in the three months ended December 31, 2003, as compared to revenue of $8,980,000 in the three months ended December 31, 2002. Revenues from one logistics client declined by $1,600,000, but this was offset by strong sales growth for other products. The segment experienced increased sales of higher margin products and thus had income from operations of $127,000 in the recent period, compared with a loss from operations of $102,000 in the prior period.

     Gross profit in the three months ended December 31, 2003 increased to $1,364,000 from $1,112,000 in the three months ended December 31, 2002. As a percentage of revenue, gross profit from the healthcare products distribution segment for the recent period was 15% as compared to 12% in the prior period. The decrease in sales and the increase in gross profit is attributable to relative increases in sales for non-logistics products balanced by a drop-off in revenues for logistics since margins in the logistics business are typically lower. The Company expects continued gross profit improvement in the future. Gross profit percentages with suppliers vary depending on the arrangements negotiated with those suppliers, the number of products carried, the volume for each product line and market conditions for each product.

     Expenses for the healthcare products distribution segment in the three months ended December 31, 2003 increased to $1,237,000 from $1,214,000 in the three months ended December 31, 2002, but remained the same as a percentage of revenues at 14%. Salaries for the segment increased $8,000, consisting of a drop in salaries of $28,000 but an increase in overall benefits of $36,000. In addition, travel and entertainment expenses for the segment decreased $26,000 (but was flat at 1% of revenue for both periods) and other costs increased $40,000 due primarily to increased other professional fees and additional administrative allocations.

Healthcare Services Segment

     The healthcare services segment consists of two Western style primary care hospitals, Beijing United Family Hospital and Clinics (“BJU”) and Shanghai United Family Hospital and Clinics (“SHU”) (under construction) as well as an affiliated satellite clinic in Beijing. For the three months ended December 31, 2003, the revenues from this segment were $4,541,000, an increase of 27% over the three months ended December 31, 2002 revenues of $3,577,000. The segment had a loss from operations of $14,000 in the recent period, compared with a loss from operations of $6,000 in the prior period. The hospital and clinic both saw increased patient visits as well as more inpatient days. Healthcare services costs increased for the three months ended December 31, 2003 to $4,555,000, a 27% increase over the three months ended December 31, 2002 costs of $3,583,000. This increase was due primarily to the costs associated with increased services offered plus the increasing operating expenses of the not yet open Shanghai United facility. Salaries increased by $476,000 (salaries were 52% of revenue for the three months ended December 31, 2003 and 2002, respectively), with all other costs increasing $498,000, including increases of $257,000 in other professional fees and increased depreciation of 96,000. Included in both salary and other costs was a $291,000 increase in expenses related to the development of SHU.

     The opening of SHU, originally scheduled for the fall of 2003, has been delayed until the middle of 2004. The delay in opening the new hospital is due to a number of factors. During the SARS epidemic travel between Beijing and Shanghai was very difficult and proved a major disruption in the schedule. After the SARS experience receded, the Company decided to reevaluate the SHU design in light of lessons learned during the epidemic. As a result of this process, a number of specific design changes were made, including adding a fever clinic, changing the air conditioning system, increasing the number of rooms where negative pressure could be utilized.

Other Income and Expenses

     Interest expense on short-term debt of $6,774,000 and long-term debt of $182,000 amounted to $67,000 whereas the company had only $40,000 expense in the prior period. Over $3,500,000 of debt was incurred for the development of SHU that is currently under construction (see Liquidity and Capital Resources).

Taxes

     The Company recorded a $119,000 tax benefit for the three months ended December 31, 2003 as compared to a tax benefit of $152,000 for the three months ended December 31, 2002.

Nine months ended December 31, 2003 compared to nine months ended December 31, 2002

     The Company’s revenue for the nine months ended December 31, 2003 was $63,159,000, up 15% from the nine months ended December 31, 2002 revenue (which included $3,500,000 of loan sales) of $55,029,000. The Company experienced continued growth in each of the three segments of the business, with revenue growth of 9% in the medical capital equipment segment, 21% in the healthcare products distribution segment, and 13% in the healthcare services segment, compared to the same period last year. Costs and expenses were $64,954,000 for the period as compared with costs and expenses of $54,651,000 for the nine months ended December 31, 2002. The nature of the increased costs in particular segments is discussed below. In addition, there were a number of increased costs for the corporation as a whole. These include salary and professional fees related to the upgrade of the Company’s data systems in China, increased accounting and legal fees, and increased rent and associated costs related to the Company’s new offices in Beijing. The Company recorded a net loss of $1,503,000 for the nine months ended December 31, 2003, as compared to net income of $451,000 for the nine months ended December 31, 2002.

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

Medical Capital Equipment Segment

     The medical capital equipment segment exports high quality Western medical capital equipment to the China market. In the nine months ended December 31, 2003 this segment had revenue of $23,991,000, a 9% increase over revenue of $22,044,000 in the nine months ended December 31, 2002. Loss from operations was $690,000 in the recent period compared with income from operations of $372,000 in the prior period.

     Gross profit in the nine months ended December 31, 2003 decreased to $6,374,000 from $6,383,000 in the nine months ended

December 31, 2002. As a percentage of revenue, gross profit from the medical capital equipment segment for the recent period was 27% as compared to 29% in the prior period. The decrease in gross profit percentage is attributable to the impact of SARS slowing sales into the marketplace for the period as well as the lack of a government supported loan program.

     Expenses for the medical capital equipment segment in the nine months ended December 31, 2003 increased to $7,064,000 from $6,014,000 in the nine months ended December 31, 2002, but as a percentage of revenues over the period increased to 29% from 27%. Salaries for the segment in the nine months ended December 31, 2003 increased by $279,000 from the nine months ended December 31, 2002, and as a percentage of revenues remained the same over the prior period at 10%. The salary increase was primarily due to increased sales personnel and higher payroll benefits. In addition, travel and entertainment expenses for the segment increased $70,000. Other costs increased $773,000 over the nine months, primarily due to additional administrative allocation and higher costs for promotion, meeting expenses, and telephones.

Healthcare Products Distribution Segment

     The healthcare products distribution segment, consisting of medical consumables and personal healthcare products, had revenue growth of 21% to $27,690,000 in the nine months ended December 31, 2003, as compared to revenue of $22,820,000 in the nine months ended December 31, 2002. The segment had a loss from operations of $456,000 in the recent period, compared with a loss from operations of $478,000 in the prior period. The Company anticipates that revenue growth in this segment will be slower as several customers pull back business and new products are delayed in the Chinese regulatory cycle. These local currency sales of medical consumables and personal healthcare products are made from inventories maintained locally in China (see Foreign Currency Exchange) to a network of sub-dealers and pharmacies.

     Gross profit in the nine months ended December 31, 2003 rose to $3,614,000 from $3,089,000 in the nine months ended December 31, 2002. As a percentage of revenue, gross profit from the healthcare products distribution segment for the recent period was 13% as compared to 14% in the prior period. The decrease in gross profit is attributable in part to the re-negotiation of service terms with one of our suppliers. Gross profit percentages vary depending on the arrangements negotiated with those suppliers, the number of products carried, the volume for each product line and market conditions for each product.

     Expenses for the healthcare products distribution segment in the nine months ended December 31, 2003 increased to $4,070,000 from $3,568,000 in the nine months ended December 31, 2002, but decreased as a percentage of revenues over the period to 15% from 16%. Salaries for the segment increased $180,000 primarily due to increased staffing and increased payroll benefits mandated by the Chinese government. In addition, travel and entertainment expense for the segment decreased $51,000 (but was flat at 1% of revenue for both periods) and other costs increased $371,000 due primarily to additional administrative allocation and increased other professional fees.

Healthcare Services Segment

     The healthcare services segment consists of two Western style primary care hospitals, Beijing United Family Hospital and Clinics (“BJU”) and Shanghai United Family Hospital and Clinics (“SHU”) (under construction) as well as an affiliated satellite clinic in Beijing. For the nine months ended December 31, 2003, the revenues from this segment were $11,478,000, an increase of 13% over the nine months ended December 31, 2002 revenues of $10,164,000. The segment had a loss from operations of $649,000 in the recent period, compared with income from operations of $494,000 in the prior period. During the recent period the hospital was significantly impacted by the SARS crisis in Beijing. Many of its core expatriate patients left the country and many others deferred visits during the April to August period. Healthcare services costs increased for the nine months ended December 31, 2003 to $12,127,000, a 25% increase over the nine months ended December 31, 2002 costs of $9,670,000. This increase was due primarily to the costs associated with increased services offered plus the increasing operating expenses of the not yet open Shanghai United facility. Salaries increased by $1,269,000 (salaries were 55% of revenue for the nine months ended December 31, 2003 and 49% for the nine months ended December 31, 2002), with all other costs increasing $1,188,000, including increases of $359,000 in doubtful accounts reserve, $467,000 in other professional fees and $158,000 in depreciation. Included in these increased salaries and other costs was a $746,000 increase in developmental expenses related to SHU.

     The opening of SHU, originally scheduled for the fall of 2003, has been delayed until the middle of 2004. The delay in opening the new hospital is due to a number of factors. During the SARS epidemic, travel between Beijing and Shanghai was very difficult and proved a major disruption in the schedule. After the SARS experience had ended, the Company decided to reevaluate the SHU design in light of lessons learned during the epidemic. As a result of this process, a number of specific design changes were made, such as adding a fever clinic, changing the air conditioning system, increasing the number of rooms where negative pressure could be utilized, and a number of other changes. Interior construction on SHU has begun.

Other Income and Expenses

     Interest expense on short-term debt of $6,774,000 and long term debt of $182,000 amounted to $186,000 whereas the company had $50,000 the prior period. Over $3,500,000 of debt is for the development of SHU that is currently under construction (see Liquidity and Capital Resources).

Taxes

     The Company recorded a $349,000 benefit from taxes for the nine months ended December 31, 2003 as compared to a benefit from taxes of $127,000 for the nine months ended December 31, 2002.

LIQUIDITY AND CAPITAL RESOURCES

     As of December 31, 2003, total accounts receivable decreased by $825,000 as compared to March 31, 2003. This was primarily due to the collection of receivables from significant sales in the three months ended March 31, 2003.

     As of December 31, 2003, net inventories were $9,567,000, decreasing $1,319,000 from the March 31, 2003 balance of $10,886,000. This decrease was primarily due to shipment of Medical Capital Equipment that was waiting for final shipping instructions.

     Short-term loan payables were made up of bank loans of $2,841,000 and extended payment accounts payable by one vendor of $3,658,000. The vendor accounts payable relates to the provision of financing for SHU (discussed below). Under this program, the vendor has agreed to provide continuing credit facilities for purchases for a 7 year period, each grant of credit expiring at the end of 18 months and replaced by subsequent purchases and payables. The classification from long-term to short-term is a result of this timing of the first group of payables under this program being now less than 12 months. The company is currently in discussions about the re-timing of the loans.

     The Company is currently renovating and outfitting its hospital facility in Shanghai, which is being primarily financed through vendor financing and local bank borrowings. The Company has signed an agreement with a major supplier whereby the supplier has agreed to provide long term (one and one-half years on transactions to date) payment terms on the Company’s purchases of medical equipment from the supplier. The arrangement continues for seven years and carries an interest component of five percent. Due to this vendor financing the Company has recorded a short-term accounts payable of $3,749,000 as of December 31, 2003. The funds will be available to cover design and construction costs. The design work for SHU has been completed as has the interior demolition work and construction of the interior is well under way. The construction principally has been and will be interior construction since the building itself already exists. The estimate for design and construction costs (including demolition) is approximately $4.2 million. The Company has not finalized its agreement in principle with the Changning Branch of the Industrial and Commercial Bank (ICBC) for the loan of up to $3 million for the purchase of medical equipment and has decided to commence negotiations with the Hong Kong and Shanghai Banking Corporation (HSBC), with which the Company has an existing loan relationship relating to the Beijing United Hospital. While the Shanghai Municipality has adopted new lending policies that require all registered capital to have been contributed prior to allowing SHU to borrow locally, the Company believes, but cannot be assured, that this requirement will not be applied to the Company. If it is applied to the Company, then the final payment of $900,000 of registered capital which is scheduled for June of 2004 will be accelerated in order to complete negotiations for the local loan and keep the project on schedule. The Company will continue to explore additional financing opportunities but there are no assurances that such additional financing will be available.

     As of December 31, 2003, letters of credit issued by the Company’s principal bank M&T Bank, in the amounts of approximately $226,000 were outstanding under the line of credit facility. Borrowings under the credit facility were $1,267,000, which bear interest at 1% over the three-month London Interbank Offered Rate (“LIBOR”). Beijing United has a short term financing arrangement in China with Hongkong Shanghai Banking Corp. (“HSBC”) for $600,000 in revolving loans. Terms of the agreement include interest at 1.75% over the three-month Singapore Interbank Money Market Offer Rate (“SIBOR”). Beijing United has agreed to utilize HSBC for a certain portion of its credit card settlement business. Also, a new line of credit for up to $1,200,000 carries an interest rate of 2.25% over SIBOR and has a term of up to three years. As of December 31, 2003, both lines of credit were fully utilized. The Company has issued a guarantee of repayment covering the full $1.8 million credit on behalf of Beijing United.

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

FORWARD-LOOKING STATEMENTS

     With the exception of historical information, the matters discussed or incorporated by reference in this Quarterly Report on Form 10-Q are forward-looking statements that involve risks and uncertainties, including risks associated with uncertainties pertaining to the Company’s (i) performance goals, including successful conclusion of efforts to secure government-backed financing, (ii) future revenues and earnings, including revenues from the Company’s developmental businesses such as the healthcare services, (iii) markets, including growth in demand in China for the Company’s products and services, (iv) proposed new operations, including without limitation that there can be no assurance as to the opening schedule, budgeting or success of the Company’s hospital in Shanghai, (v)the impact of the SARS epidemic, including the recovery of delayed or reduced sales, (vi) the timing of the opening of new hospital facilities, and (vii) the availability of loan funds. Actual results, events and performance may differ materially. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to release publicly the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

Severe Acute Respiratory Syndrome (SARS)

     The outbreak of Severe Acute Respiratory Syndrome (SARS) in China and Hong Kong has impacted the Company in the current period. It appears that SARS is no longer an active threat to public health in China and business operations have basically returned to normal. However, many medical experts believe that SARS could return in the winter. While there is no way to quantify this possibility, the Company considers it a risk factor that needs to be taken into consideration.

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

Timing for Completion of Shanghai United Family Hospital

     The Company’s ability to complete construction of its Shanghai United Family Hospital has already been delayed, principally due to the SARS epidemic. Additional delays are possible and should be considered a risk factor. For example, additional delays could be caused by design, engineering or construction problems or caused by regulatory actions by the Chinese Government. Delays could also be caused by a lack of availability of financing.

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

     The Company performed an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls as of December 31, 2003. Based on that evaluation, the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective. There have been no significant changes in the Company’s internal control or in other factors that could significantly affect internal controls.

PART II. OTHER INFORMATION

ITEM 2 — CHANGES IN SECURITIES AND USE OF PROCEEDS

     As noted in Item 4 below, at a special meeting of stockholders held on December 23, 2003, the Company’s stockholders approved an increase in the number of authorized shares of Common Stock from 2,300,000 to 6,000,000. As a result of this increase, the Company’s authorized capitalization consists of 7,300,000 shares, consisting of 6,000,000 shares of Common Stock, par value $.01 per share (of which 3,043,428 shares were outstanding as of February 3, 2004), 800,000 shares of Class B Common Stock, par value $.01 per share (of which 775,000 shares were outstanding as of February 3, 2004), and 500,000 shares of Preferred Stock, par value $.01 per share (none of which shares were outstanding as of February 3, 2004). The increase in the number of authorized shares of Common Stock does not affect the rights of the holders of currently outstanding Common Stock, except for the effects incidental to increasing the number of shares of Common Stock outstanding in the event that additional shares are issued, subject to the terms of such issuance.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

     A special meeting of stockholders was held on December 23, 2003, for the purpose of voting on (I) a proposed amendment to the Company’s Certificate of Incorporation to increase the number of authorized shares of Common Stock, par value $.01 per share, from 2,300,000 to 6,000,000, and (ii) a proposed amendment to the Company’s Certificate of Incorporation to permit increases or decreases in the number of authorized shares of any class of stock without class voting. Proxies for the meeting were solicited pursuant to Regulation 14A of the Securities Exchange Act of 1934 and there was no solicitation in opposition.

     Approval of the proposal described in clause (i) above required the affirmative vote of a majority of the outstanding shares of Common Stock, voting as a class. The proposal was approved upon the following vote of the Common Stock: 3,446,929 shares in favor, 70,881 shares against, 782 shares abstaining and 720 shares non-voted. Approval of the proposal described in clause (ii) above required the affirmative vote of a majority of the outstanding shares of Common Stock and Class B Common Stock, each voting as a class. The proposal was not approved upon the following vote of the Common Stock: 411,126 shares in favor, 168,835 shares against, 21,122 shares abstaining and 593,229 shares non-voted. In light of the Common Stock voting, no vote was taken of the Class B Common Stock.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

The exhibits listed below are filed as a part of this quarterly report:

3.1	Certificate of Incorporation of the Company. Incorporated by reference to Annex B to the Company’s Proxy Statement on Schedule 14A, filed with the Securities and Exchange Commission on or about June 7, 2002 (the “Proxy Statement”).

3.2	Certificate of Amendment to Certificate of Incorporation of the Company filed September 26, 2003, filed herewith.

3.3	Certificate of Amendment to Certificate of Incorporation of the Company filed December 23, 2003, filed herewith.

3.4	By-laws of the Company. Incorporated by reference to Annex C to the Proxy Statement.

4.1	Form of Specimen Certificate of the Company’s Common Stock. Incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form SB-2 (No. 33-78446) (the “IPO Registration Statement”).

4.2	Form of Specimen Certificate of Class B Common Stock Certificate. Incorporated by reference to Exhibit 4.3 to the IPO Registration Statement.

10.1	The Company’s 1994 Stock Option Plan, as amended as of July 17, 2001. Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the six months ended June 30, 2001.

10.2	Lease Agreement, dated as of March 1994, between the Company and Central Properties Limited Partnership, relating to the Company’s Bethesda, Maryland facility. Incorporated by reference to Exhibit 10.4 to the IPO Registration Statement.

10.3	First Amendment to Lease, dated as of June 26, 1996, between the Company and Central Properties Limited Partnership, relating to additional space at the Company’s Bethesda, Maryland facility. Incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997.

10.4	Lease Agreement between the School of Posts and Telecommunications and the Company dated November 8, 1995. Incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995.

10.5	Amendments Numbers One, Two and Three to the Lease Agreement between the School of Posts and Telecommunications and the Company dated November 8, 1995, each such amendment dated November 26, 1996. Incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997.

10.6	Lease Agreement dated May 10, 1998, between the School of Posts and Telecommunications and the Company relating to the lease of additional space. Incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998.

10.7	Contractual Joint Venture Contract between the Chinese Academy of Medical Sciences Union Medical & Pharmaceutical Group Beijing Union Medical & Pharmaceutical General Corporation and the Company, dated September 27, 1995. Incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995.

10.8	First Investment Loan Manager Demand Promissory Note dated July 10, 1997 between First National Bank of Maryland and Chindex, Inc. Incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997.

10.9	Distribution Agreement dated October 11, 2001 between Siemens AG and the Company, Incorporated by reference to Exhibit 10.18 to the Company’s Quarterly Report on Form 10-Q for the nine months ended September 30, 2001.

10.10	Second amendment to lease, dated as of November 24, 2000, between the Company and Central Properties Limited Partnership, relating to the extension of the lease term for the Company’s Bethesda, Maryland offices. Incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

10.11	Employment Agreement, dated as of September 1, 2001, between the Company and Roberta Lipson. Incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

10.12	Employment Agreement, dated as of September 1, 2001, between the Company and Elyse Beth Silverberg. Incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

10.13	Employment Agreement, dated as of September 1, 2001, between the Company and Lawrence Pemble. Incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

10.14	Employment Agreement, dated as of September 1, 2001, between the Company and Robert C. Goodwin, Jr. Incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

10.15	Contractual Joint Venture Contract between Shanghai Changning District Central Hospital and the Company, dated February 9, 2002. Incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

10.16	Lease Agreement between Shanghai Changning District Hospital and the Company related to the lease of the building for Shanghai United Family Hospital. Incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

10.17	Lease Agreement between China Arts & Crafts Import & Export Corporation and Chindex (Beijing) Consulting Incorporated related to the lease of the building for the Company’s main office in Beijing+. Incorporated by reference to Exhibit 10.17 to the Company’s Quarterly Report on Form 10-Q for the six months ended June 30, 2002.

10.18	Agreement between Siemens AG and the Company for long term payment of vendor invoices. Incorporated by reference to Exhibit 10.18 to the Company’s Quarterly Report on Form 10-Q for the nine months ended September 30, 2002.

21.1	List of subsidiaries. Incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

31.1	Certification of the Company’s Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of the Company’s Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.3	Certification of the Company’s Principal Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of the Company’s Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.2	Certification of the Company’s Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.3	Certification of the Company’s Principal Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

* Confidential treatment has been granted as to a portion of this Exhibit.

+ English translation of summary from Chinese original.

(b) Reports on Form 8-K

     Reports on Form 8-K filed during the quarter ended December 31, 2003:

     On November 12, 2003, the Company filed a Current Report on Form 8-K reporting, under Item 9, its earnings release for the quarter ended September 30, 2003.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHINDEX INTERNATIONAL, INC.
Dated: February 12, 2004	By: /S/ Lawrence Pemble Lawrence Pemble Executive Vice President Finance and Business Development
Dated: February 12, 2004	By: /S/ Ronald Zilkowski Ronald Zilkowski Senior Vice President Finance and Corporate Controller