Form 10-K/A
period 2002-12-31
CHINDEX INTERNATIONAL INC
filed 2004-03-02
CIK 922717

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

Common Stock, $.01 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ x ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K contained is not contained herein, and will not be contained, to the best of registrant’s knowledge, in a definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ x ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [ ] No [ x ]

The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of June 28, 2002 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $7,100,000.

The number of shares outstanding of each of the issuer’s class of common equity, as of March 20, 2003, was 733,308 shares of Common Stock and 193,750 shares of Class B Common Stock.

Documents Incorporated by Reference: Part III: Proxy Statement

EXPLANATORY NOTE

THIS ANNUAL REPORT ON FORM 10-K/A IS BEING FILED FOR THE PURPOSE OF AMENDING ITEMS 6, 7 AND 8 OF PART II SOLELY TO (I) CORRECT MATHEMATICAL ERRORS, WITHOUT CHANGING FINANCIAL CONDITION, REVENUES, CASH FLOWS OR NET INCOME, INCLUDING CORRECTING WEIGHTED AVERAGE SHARES OUTSTANDING AMOUNTS TO GIVE EFFECT TO THE COMPANY’S ELEVEN-FOR-TEN STOCK SPLIT IN THE FORM OF A STOCK DIVIDEND DECLARED IN JUNE 2002 AND CORRESPONDING EARNINGS PER SHARE; AND (II)  REFILE THE CERTIFICATIONS REQUIRED BY THE SARBANES-OXLEY ACT OF 2002. WE HAVE MADE NO FURTHER CHANGES TO THE PREVIOUSLY FILED 10-K AND FORM 10-K/A CONTAINING PART III INFORMATION. ALL INFORMATION IN THIS ANNUAL REPORT ON FORM 10-K/A IS AS OF DECEMBER 31, 2002 AND DOES NOT REFLECT ANY SUBSEQUENT INFORMATION OR EVENTS.

PART I
ITEM 1. BUSINESS

GENERAL

      Chindex International, Inc. is an American public company with its common stock traded on NASDAQ. The Company’s headquarters are located in the Washington, D.C. metropolitan area. In 2002 the Company changed its state of incorporation from New York to Delaware and formally changed its name from U.S.-China Industrial Exchange, Inc. to Chindex International, Inc. (“Chindex” or the “Company”). Chindex, founded in 1981, is a leading American company in the healthcare sectors of the Chinese marketplace, including Hong Kong. Revenues are generated from the sale of healthcare equipment and products and the provision of healthcare services. The Company operates in three segments. First, the Company’s original business has been its Capital Medical Equipment Division, through which Chindex markets, sells, and facilitates the export of select capital healthcare equipment and instrumentation throughout China on the basis of exclusive agreements with the manufacturers of these products. Chindex is the largest independent U.S. distributor of healthcare equipment in China. Second, in addition to the sale of capital equipment, the Company’s Healthcare Products Distribution Division, through a network of wholly foreign-owned subsidiaries, imports and distributes off-the-shelf healthcare instrumentation and health-related consumable products. Finally, the Healthcare Services Division operates the Company’s private hospitals, Beijing United Family Hospital and Clinics (“Beijing United”), and Shanghai United Family Hospital and Clinics (“Shanghai United”) which is scheduled to open in 2003. In 2002, the Company opened its first satellite clinic associated with Beijing United in Shunyi County outside of Beijing. For financial information regarding the Company’s segments see footnote 10 to the Financial Statements contained in Item 10. The financial information regarding the segments has been restated for 2001 as a result of the Company’s recent split of its Healthcare Products segment into two separate segments.
     In 2002, Chindex was awarded the annual U.S. Secretary of State’s Award for Corporate Excellence by Secretary of State Colin Powell. The award recognizes exemplary business practices, innovation and good corporate citizenship in the Company’s operations overseas. Chindex was one of only two companies to receive this prestigious award.
     Chindex has 619 full-time employees worldwide, 605 of whom reside in China and Hong Kong. In China and Hong Kong, Chindex operates three representative offices and four subsidiary companies. The Company also participates in four joint ventures, the most recent of which is Natural Formula Asia Ltd., a joint venture established in Hong Kong between the Company’s Hong Kong subsidiary (40% ownership) and two Israeli companies. The Company also has three subsidiaries in the Republic of Mauritius and one in the British Virgin Islands which were established in 2001 as part of a tax restructuring plan. In addition, in 2002, the Company established a subsidiary in Germany in order to facilitate the Company’s participation in German Government-funded loan programs for the sale in China of medical equipment.
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
     In order to increase the Company’s overall market access in China, Chindex opened its first foreign subsidiary, Chindex Holdings International Trade (Tianjin), Ltd., in the Tianjin Free Trade Zone in 1994. A second subsidiary, Chindex Shanghai International Trading Co., Ltd., was opened in the Waigaoqiao Free Trade Zone of Shanghai, in mid-1998. The subsidiaries are managed by the Healthcare Products Distribution division and provide Chindex with a unique nationwide distribution system for off-the-shelf medical devices and consumables used in hospitals as well as home healthcare and health-oriented products sold to consumers in retail pharmacies.
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
     To address the long-term financing needs of its customers in the China marketplace, Chindex has worked with the U.S. Government to utilize direct loan and loan guarantee programs to extend financing to Chinese buyers in cooperation with the Chinese Ministries of Health and Finance. Chindex has utilized assistance from the Export-Import Bank of the United States (Ex-Im Bank) on three separate projects spanning a five year period from 1995 to 2000, totaling $34 million in medical equipment exports. In addition, Chindex has also secured $11.7 million in financing for Chinese hospitals through three separate commercial loan transactions in 2001 and 2002. These transactions have helped to sustain Chindex’s competitive position in the face of increased competition from other suppliers in the China marketplace.
     In 1997, Chindex opened Beijing United, a joint venture between Chindex and a company affiliated with the Chinese Academy of Medical Sciences. Chindex invested approximately $4.0 million in the Beijing United project, which has brought an international-standard family hospital to China. The Chindex multi-year development plan, which is subject to obtaining requisite financing among other conditions, includes a series of family hospitals and clinics in major metropolitan centers in China over the next several years as it establishes itself as the premier private hospital corporation in China. Chindex has already received approval from China’s Ministry of Health for, and has commenced construction of its second planned hospital, Shanghai United Family Hospital, which is expected to open in 2003.

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
     The capital medical operations in China are managed by the Medical Department, which focuses on exporting top quality Western capital medical equipment to the China market. These export sales are denominated in U.S. dollars and are made to China’s larger hospitals. The Medical Department is organized both by clinical or therapeutic product specialty and by region.
     The Medical Department markets its products directly to hospitals, through hospital administrators and the doctors who are the ultimate users of the products. There is virtually no private practice of medicine in China and all physicians are affiliated with hospitals or similar institutions. The Company’s marketing is addressed to all relevant participants in the purchasing decision, including the doctors and hospital administrators. Chindex has sold products to more than 2,000 hospitals in China, many of which have been repeat customers.
     Most purchases of the capital medical equipment sold by Chindex in China, regardless of the nature of the end-user, are made through foreign trade corporations (“FTCs”). Although the purchasing decision is made by the end-user, which may be an individual or a group having the required approvals from their administrative organizations, the Company enters into formal purchase contracts with FTCs. The FTCs make purchases on behalf of the end-users and are legally authorized by the Chinese government to conduct import business. These organizations are chartered and regulated by the government and are formed to facilitate foreign trade. The Company markets its products directly to end-users, but in consummating a sale the company also must interact with the particular FTC representing the end-user. For this reason, the Company seeks to maintain ongoing relationships with the FTCs in its industries.
     The entry of China into the World Trade Organization (“WTO”) in 2001 has had a very positive impact from the Company’s point of view and the Company expects that this will continue. Among the WTO-related changes in the China business environment of importance to the Company are lower tariff rates on imported goods, greater openness in government regulation of business and greater flexibility in the rules relating both to domestic distribution and to participation by Chinese enterprises in foreign trade without the need for utilizing an FTC. These changes are being phased in over several years, although the Company has already experienced reduced tariff rates on some of the products that it sells in China.

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
      Chindex’s Hong Kong subsidiary was opened in 1996 to address the capital medical equipment in Hong Kong. In this market, Chindex offers marketing and distribution services similar to what it provides in the mainland, but tailored to the specific characteristics of the Hong Kong marketplace. On behalf of and in conjunction with its clients, Chindex Hong Kong participates in the tendering process for the sale of equipment to public hospitals. In addition, Chindex Hong Kong also markets separately to the private hospital system in that territory.
      Since 1995, Chindex has been utilizing loans and loan guarantees from Ex-Im Bank to help hospitals in China finance their purchases of medical equipment from Chindex. Chindex has also arranged commercial financing that is guaranteed by the Chinese government but without Ex-Im Bank participation. While these transactions are primarily used to promote purchases of the products that Chindex exclusively distributes in China, equipment manufactured by non-client suppliers has also been incorporated. Some of the non-client manufacturers who have participated in Chindex’s Ex-Im Bank-supported contracts include Marconi Medical Systems, Spacelabs Medical, Draeger Medical, Alcon Laboratories, Stryker Corporation, ADAC Laboratories, Varian Medical Systems and PerkinElmer.
      Among its many clients, the Chindex Medical Department represents the following manufacturers of premier healthcare instrumentation and systems:

     Siemens AG is a world leader in the manufacture of medical equipment. In 2001, Chindex and Siemens entered into a five year agreement calling for Chindex to be the exclusive distributor in China for the Siemens line of diagnostic color ultrasound imaging devices manufactured by Acuson Corporation (acquired by Siemens in 2000) and by Siemens. Siemens has appointed Chindex as the sole distributor in Hong Kong as well. Chindex has been the exclusive Acuson distributor in China since Acuson entered the China market in 1987, and in Hong Kong since 1996. In 2002, the sale of Siemens and Acuson products accounted for approximately 16% of the Company’s revenues.

     Bard Electrophysiology manufactures products which aid in the diagnosis and treatment of electrophysiology disorders. Chindex assumed the exclusive distributorship of Bard’s Computerized Labsystems in China in 1999. The Labsystems are used in cardiac cath labs and complement Chindex’s other cardiology product offerings.

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

     Ortho-Clinical Diagnostics, Inc., a Johnson & Johnson company, the technology leader in dry chemistry analyzers, is the manufacturer of the Vitros (formerly Ektachem, a Kodak trademark) dry slide chemistry analyzer system developed originally by the Eastman Kodak Company. The dry slide reagents used in all of these analyzers are supplied to Chinese customers through the domestic logistics distribution network of the Company’s Healthcare Products Distribution division.

     PLC Medical Systems, a wholly-owned subsidiary of PLC Systems, manufactures The Heart Laser System, a patented technology for Transmyocardial Revascularization (“TMR”), a new cardiosurgical procedure with the potential to provide patients suffering from coronary artery disease with a third alternative to angioplasty and cardiac bypass surgery. Chindex began to represent PLC in China in early 1998.

     Steris Corporation is a leading provider of infection prevention, contamination prevention, microbial reduction, and surgical support systems, products, services, and technologies. Since 1996, Chindex has marketed the Steris’ line of Amsco sterilizers, a leader in infection control and surgical equipment, services, and consumable products for the healthcare and scientific markets. In addition, Chindex markets Steris lines of surgical equipment in China.

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

HEALTHCARE PRODUCTS DISTRIBUTION

     As an important aspect of its WTO accession plan, China has committed to opening its distribution sector fully to foreign participation in mid-2003. Chindex, through its Healthcare Products Distribution (HPD) division, has been a significant player in this area since 1995, offering foreign manufacturers a unique nationwide distribution system for low price medical devices and consumables sold in hospitals, home healthcare, and other products sold to consumers in retail pharmacies. With an established distribution network, Chindex’s HPD division is poised to take advantage of new opportunities created by China’s WTO-based liberalization, as well as Chinese government-mandated consolidation in the distribution industry, and to continue to leverage its experience and increasing scale of operations.
      Through a network of wholly foreign-owned enterprise (“WFOE”) companies, chartered in China’s free trade zones, the HPD division imports healthcare and other products into China, carries them in inventory, sells them downstream for local currency, and pays the suppliers in foreign exchange obtained legally under Chinese regulations. The Chindex HPD division is comprised of three primary business units: Logistics Services, Retail Pharmacy Sales, and Hospital Dealer Sales.

Logistics Services

     Chindex Logistics is the core of the HPD division, as it is through this business unit that the Company operates the import and distribution channels for bringing products to buyers nationwide. The Logistics business unit provides customized logistics services to other Chindex departments and business units, as well as to outside clients on a third party logistics basis. Chindex Logistics services allow clients to avoid having to immerse themselves in the minutiae of China’s opaque and heavily-regulated distribution sector so that they can focus on providing solutions to their end-user customers in China. The logistics services cover all aspects of importing products and delivering them to the local customers’ sites as well as value-added administrative and financial services. In addition to providing logistics support to internal clients, Chindex Logistics provides third party logistics services to providers of products related to the Company’s core healthcare and health-related markets, including:
      Becton Dickinson a leader in the design and worldwide delivery of healthcare devices, systems and services. In mid-2000, Becton Dickinson decided to outsource its logistics function to Chindex, allowing Becton Dickinson to focus on manufacturing, marketing, clinical education, and sales management.
      Pari GmbH is an independent German company which manufactures nebulizers. Pari manufactures these devices, used for aerosol delivery of drugs, in facilities in Germany as well as the United States. Chindex is serving as logistics partner to import both hospital and consumer-oriented base units, accessories, and spare parts to support Pari’s network of regional dealers in China.
      Whitney International, Inc. markets and sells Codonics medical printers and paper in China. In early 2000, Chindex assumed the role of logistics provider for Whitney’s Codonics business throughout China.
      In conjunction with the growth and expansion of its distribution infrastructure, Chindex is investigating new potential product areas in the healthcare sector, as well as new product lines that complement the products which are currently imported and distributed by HPD. Chindex has developed a range of proven products distribution capabilities and, as an integral part of the Company’s growth plan, Chindex plans to continue to capitalize on its resources and experience in this area.

Retail Pharmacy Sales

     Chindex’s HPD Retail Products business unit is focused on distribution, including sales and marketing, of branded healthcare and health-related consumer products through China’s burgeoning retail pharmacy sector. Sales began in mid-1998 in Shanghai and plans call for coverage of all of the major pharmacies in the top 30 urban markets (accounting for about 80% of demand and purchasing power for mass-premium imported consumer goods). The Company currently distributes to 25 cities and nearly 300 stores, doing business with eight of the top ten retail pharmacy chains in China, including the master franchiser for The Medicine Shoppe.
      Chindex’s personalized, high service approach calls for intensive coverage of all partner outlets by a field force of customer service representatives. Several new product areas are under development in parallel with the rapidly growing distribution capabilities. All of these branded healthcare and health-related consumer products are subject to a strict regulatory regime in China and the process of registration of the products often presents substantial difficulties.
      Chindex is paving the way into retail pharmacy distribution through a partnership with L’Oreal, the world’s largest producer of cosmetic products. In 1998, under the partnership agreement, Chindex became the exclusive distributor of a prominent brand of health-oriented cosmetics and skin care products. Chindex’s unique ability to closely control both the inventory and the distribution channels in China has proven successful in both the test market and expansion phases of distribution for this product line. Chindex currently has exclusive distribution rights to the following premier brands, which do or will reach the market through its Retail Sales pipeline:
      Summer‘s Eve brand of feminine hygiene products, manufactured by C.B. Fleet Company, Inc.
      Natural Formula brand of hair care products, manufactured by Nesh Cosmetics Ltd., the market leader in Israel, to be sold into China by Natural Formula Asia, Ltd., the Nesh-Chindex joint venture in Hong Kong,
      Vichy Laboratories and La Roche-Posay brand of skin care products, manufactured by the Cosmetique Active International division of L’Oreal.

Hospital Dealer Sales

     Through its Hospital Dealer Sales division, Chindex HPD taps the substantial and growing market for high quality imported medical consumables and low-priced instrumentation via a network of sub-distributors located throughout China. The network includes over two hundred active accounts which cover all of China’s 350 hospitals with more than 500 beds. These hospitals account for approximately 80% of the demand for imports in China.
     Chindex provides marketing, logistical, and distribution services to the following manufacturers of medical instrumentation and consumables through its Hospital Dealer Sales division:
     Guidant Corporation is a world leader in the design and development of cardiovascular products. In 1999, Chindex assumed the exclusive distributorship for Guidant’s line of vascular intervention products, including the products which compose Guidant’s Coronary Stent System.
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
     Tyco/Kendall Healthcare Products Company is the second largest healthcare company in the world and a leading U.S. manufacturer of healthcare consumable products. Chindex is the exclusive distributor throughout China and Hong Kong for Kendall’s urology product lines.

HEALTHCARE SERVICES

     In 1994, using its extensive expertise in healthcare as a foundation, Chindex began a long-term program to establish a private hospital network in China. In 1997, Chindex opened Beijing United Family Hospital and Clinics (Beijing United), marking the successful completion of the first phase of its program. Beijing United is the first officially approved private, international-standard hospital in China. Future phases of Chindex’s private hospital network program are planned to expand delivery of international-standard healthcare services to China’s growing middle class throughout the country.

Beijing United Family Hospital and Clinics

     Beijing United is a unique, state-of-the-art, fee-for-service, 50-bed specialty hospital providing primary family care for expatriates and Chinese citizens in Beijing. The hospital is housed in a modern facility in the eastern section of Beijing, and features seven 5-star birthing suites, three operating theatres, a medical — surgical inpatient ward, a pediatric ward, two executive VIP suites, a neonatal intensive care unit, an adult intensive care unit, nursery, a clinical laboratory, extensive digital diagnostic imaging facilities, a pharmacy, 24 hours emergency department and six outpatient clinics.
     Beijing United completed a significant expansion development program in 2002 resulting in a doubling of the hospital’s capacity. In 2002, Beijing United also began to fulfill its strategy of expansion through well-placed satellite clinics, with the opening of the Beijing United Family Clinic - Shunyi (“Shunyi Clinic”). The Shunyi Clinic is the first satellite clinic associated with Beijing United and is the only outpatient clinic located in the densely expatriate-populated suburb of Shunyi County. It is also located near the International School of Beijing. This clinic has further broadened the patient base of Beijing United and subsequently the referral base for Beijing United’s inpatient services. Plans are also underway to open additional affiliated satellite clinics throughout Beijing, expanding upon this initial program to provide outpatient services
     Emphasizing the need for well-care and patient-centered care, Beijing United offers a full range of top-quality family healthcare services, including mental health services, for men, women, and children. The hospital is staffed by a mix of Western and Chinese physicians and operates in accordance with international hospital standards. Beijing United is also committed to community outreach programs and offers healthcare education classes, including CPR, Lamaze, and Stress Management.
     Beijing United was the first officially approved healthcare joint venture to provide international-standard healthcare services in China. It was formed as a 90/10 contractual joint venture between Chindex and the Chinese Academy of Medical Sciences and received its initial national level approvals from the Chinese Ministry of Health (“MOH”) and Ministry of Foreign Trade and Economic Cooperation (“MOFTEC”) in 1995.

Shanghai United Family Hospital and Clinics

     In late 2001, Chindex received approval from the MOH and in early 2002 received approval from MOFTEC to open a second hospital venture. The new hospital is located in Shanghai and will ultimately be a 50-bed facility, offering a full range of inpatient and outpatient services to both Shanghai’s expatriate and Chinese communities. This hospital is also a joint venture undertaking, with Chindex holding a 70% equity interest. Construction on the hospital has commenced and Shanghai United is scheduled to open in phases beginning mid-2003. Funding for the development of this hospital has been obtained through an agreement with a major supplier for deferred payment on equipment purchases by the Company from the supplier.

Chindex Healthcare Network Expansion

     Chindex’s strategy is to continue to provide care to the expatriate community and increasingly to provide quality specialty healthcare to affluent Chinese society. An increasing portion of the Chindex healthcare network’s market will be the growing urban middle class population. The Chindex strategic business plan calls for the establishment of additional hospitals, each with affiliated satellite clinics, in selected urban cities throughout eastern China. These hospitals would be networked with each other and with Beijing United through a central administrative arm. In addition to the top-quality primary family healthcare services that would be available at each hospital in the network, Chindex also plans to integrate visits by rotating specialists to each hospital, expanding the range of services offered.

COMPETITION

     In the sale of products, the Company competes with other independent distributors in China that market similar products. In addition to other independent distributors, the Company faces more significant competition from direct distribution by established manufacturers. In the medical products field, for example, the Company competes with General Electric Corporation (“GE”), which maintains its own direct sales force in China as well as selling through distributors. In addition, since certain manufacturers, such as GE, market a wide variety of products under one brand name in China to different market sectors, those manufacturers may be better able than the Company to establish name recognition across industry lines. For example, GE manufactures and markets other electrical products in China as well as other medical instruments not sold by the Company. The Company believes that GE, Philips, and Toshiba are the largest such direct competitors in the medical products field. The Company believes that its products incorporate technologies that are more advanced than those available in products currently available from domestic Chinese manufacturers.

     In the sales and distribution of off-the-shelf medical products and consumables, the Company’s sales, marketing and logistical distribution networks also compete with similar distribution operations of other independent distributors, both foreign and Chinese, joint ventures and foreign manufacturers. In addition, the products themselves supplied by the Company to the China market compete with similar products of foreign, joint venture and domestic manufacturers. The Company’s competitive position for product sales depends in part upon its ability to attract and retain qualified personnel in sales, technical and administrative capacities. In addition, many of the Company’s various competitors have greater resources, financial or otherwise, than does the Company.
     Two of the Company’s subsidiaries, Chindex Holdings International Trade (Tianjin) Ltd., and Chindex Shanghai International Trading Co., Ltd., sell goods and receive payment in local Chinese currency and use the currency to pay for local expenses. Payments are often required to be made in advance for consumable products. The Company recognizes that any devaluation in the local currency may have a negative impact on the results of operations.
     At the present time, there are no Western-owned hospitals in Beijing which compete with Beijing United Family Hospital in catering to the expatriate diplomatic and affluent local Chinese markets. There are several Western-operated clinics and a variety of foreign-invested joint ventures which provide outpatient services.

EMPLOYEES

     At December 31, 2002, the Company had 619 full-time salaried employees, and 24 part-time employees. Of the full time employees, 605 are in China and Hong Kong. Of the full-time personnel in China and Hong Kong, 67 are expatriates and 538 are Chinese or third country nationals. Of the Company’s non-U.S. based full-time employees, 279 are employed at Beijing United.

INTERNET INFORMATION AND SEC DOCUMENTS

The Company’s internet site is located at www.chindex.com. Copies of the Company’s reports filed pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, including Annual Reports filed on Form 10-K, Quarterly Reports filed on Form 10-Q and Current Reports filed on Form 8-K may be accessed from the Company’s website, free of charge, as soon as reasonably practicable after the Company electronically files such reports with, or furnishes such reports to, the Securities and Exchange Commission.

FORWARD-LOOKING STATEMENTS

     With the exception of historical information, the matters discussed or incorporated by reference in this Report on Form 10-K and, if any, in the Company’s 2002 Annual Report to Stockholders are forward-looking statements that involve risks and uncertainties, including risks associated with uncertainties pertaining to the Company’s (i) performance goals, including successful conclusion of efforts to secure government-backed financing, (ii) future revenues and earnings, including revenues from the Company’s developmental businesses such as the healthcare services, (iii) markets, including growth in demand in China for the Company’s products and services, and (iv) proposed new operations, including without limitation that there can be no assurance as to the opening schedule, budgeting or success of the Company’s hospital in Shanghai. Actual results events and performance may differ materially. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The

Company undertakes no obligation to release publicly the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

ITEM 2. PROPERTIES

     The Company’s representative headquarters in China are located at a newly renovated facility in Beijing. The Company’s prior facility was designated for redevelopment in 2002 and accordingly, the Company moved into new space in mid-2002. The Company has a ten year lease for this new space. The Company also leases regional offices in the Chinese cities of Shanghai, Guangzhou and Tianjin. The Company’s executive and administrative offices are located in Bethesda, Maryland, which provides access to nearby Washington, D.C.

     The Company also leases a four story building of approximately 52,000 square feet in Beijing for Beijing United. This lease expires in 2010. In 1998, the Hospital entered into a five-year lease for the building housing the dental clinic. This lease provides for a ten-year extension. The Company initially renovated the first two floors of the main building for Beijing United Family Hospital. The Company had subleased the remaining two floors until the end of 2001, when the tenant moved out of the space, allowing the hospital to renovate the space for hospital use. This renovation was completed in 2002. The Company believes that its facilities will be sufficient to satisfy the Company’s current requirements for at least the next twelve months.
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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company’s Common Stock is listed on NASDAQ under the symbol CHDX. The following table shows the high and low Common Stock bid quotations in the over-the-counter market, as quoted on NASDAQ. Such quotations reflect interdealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Quarter Ended	High Bid	Low Bid
March 31, 2001	$9.77	$6.03
June 30, 2001	11.52	6.48
September 30, 2001	12.18	6.41
December 31, 2001	13.54	5.05
March 31, 2002	13.87	9.28
June 30, 2002	11.81	9.14
September 30, 2002	10.99	6.33
December 31, 2002	8.98	6.42

     As of March 26, 2003, there were 14 record holders and there were estimated to be approximately 1,170 beneficial owners of the Company’s Common Stock. There are three owners of the Company’s Class B Common Stock.

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
     In addition, the sales of certain products often require protracted sales efforts, long lead times and other time-consuming steps. Further, in light of the dependence by purchasers of capital equipment on the availability of credit, the timing of sales may depend upon the timing of the Company’s or its purchasers’ abilities to arrange for credit sources, including Ex-Im Bank or other loan financing. As a result, the Company’s operating results have varied and are expected to continue to vary from period to period and year to year. In addition, a relatively limited number of orders and shipments may constitute a meaningful percentage of the Company’s revenue in any one period. As a result, a relatively small reduction in the number of orders can have a material impact on the Company’s revenues in any year. Further, because the Company recognizes revenues and expenses as products are shipped, the timing of shipments could affect the Company’s operating results for a particular period. At the same time, a growing percentage of the Company’s revenues are attributable to hospital services and local currency sales through the HPD, both of which have more even revenue streams.

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
     Although the Company remains optimistic about the marketplace, there are continuing uncertainties as to the direction of China’s on-going political and economic reforms, the possibility for future devaluation of the Chinese or Hong Kong currencies, and China’s relationship with the United States. These uncertainties may influence the budgeting and purchasing process in China. Any of the foregoing circumstances may impede trade with China, thus impairing the ability of the Company’s customers to purchase the Company’s products. In the Company’s view, China’s entry into the World Trade Organization in 2001 has made the dangers from these uncertainties less significant. Other possibly adverse circumstances include a decrease in the funds available for Chinese end-users as a result of a general economic slowdown, and increased competition from other American and European companies.

Internal Political Risk

     The Company’s interests may be adversely affected by the political environment in China. China is a socialist state which since 1949 has been, and is expected to continue to be, controlled by the Communist Party of China. Changes in the top political leadership of the Chinese government and/or the Communist Party, may have a significant impact on policy and the political and economic environment in China. Moreover, economic reforms and growth have been more successful in certain sections of the country than others, and the continuation or increase of such disparities could affect political or social stability.

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

ITEM 6. SELECTED FINANCIAL DATA

(in thousands except per share data)

For the year ended December 31:	2002	2001	2000	1999	1998
Net sales	$70,617	$56,118	$45,064	$37,128	$21,610
Percent increase	26%	25%	21%	72%	-10%
Income (loss) from operations	95	(401)	152	(221)	(3,613)
Other income and expenses	(126)	726	664	896	1,661
Net income (loss) before tax	19	307	780	657	(1,964)
Benefit from (provision for) income taxes	240	77	(139)	(265)	(75)
Net income (loss)	259	384	641	392	(2,039)

Net income (loss) per share-basic	.28	.42	.70	.43	(2.23)
Net income (loss) per share-diluted	.27	.39	.68	.43	(2.23)
Market closing price per share — end of year	7.42	12.73	6.14	15.08	2.25
Book value per share at end of year	15.07	14.85	14.44	13.75	13.32
Cash dividends declared	.00	.00	.00	.00	.00

At December 31:
Total assets	$43,126	$33,369	$36,498	$24,384	$28,553
Short term debt	1,946	200	0	0	0
Long term debt or accounts payable	3,609	0	0	91	272
Total capital	13,968	13,611	13,235	12,587	12,196

Segment information for the year ended December 31:
Capital Medical Equipment - sales	$28,708	$25,819
Capital Medical Equipment - gross margin percent	27%	29%
Capital Medical Equipment - operations income	198	439
Healthcare Products Distribution - sales	28,946	21,520
Healthcare Products Distribution - gross margin percent	13%	13%
Healthcare Products Distribution - operations loss	(639)	(1,316)
Healthcare Products - sales	*	*	$39,049	$33,182	$19,750
Healthcare Products - gross margin percent	*	*	24%	25%	29%
Healthcare Products - operations income (loss)	*	*	(66)	243	(2,527)
Healthcare Services - sales	12,963	8,779	6,015	3,946	1,860
Healthcare Services - operations income (loss)	536	476	218	(464)	(1,086)

*	the company expanded to three segments in 2002 and restated 2001

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

General

     The Company’s revenues continued to grow in 2002, with increases occurring in all three segments of the Company’s business. In 2002, the Company expanded the number of segments into which its business is divided by dividing the former Healthcare Products segment into two: Capital Medical Equipment and Healthcare Products Distribution. In 2002, the Company, continuing its loan program efforts, shipped a total of $8.8 million under a program of commercial bank financing for its customers in China. The Company recorded net income in 2002 of $259,000 or a 33% decrease from 2001 net income of $384,000. Income from operations was $95,000 in 2002 compared to a loss from operations of $401,000 in 2001.

     The Healthcare Services segment of the Company’s business saw a number of changes in 2002. During the year the Company completed a significant expansion of its Beijing United Hospital and Clinics (“Beijing United”), doubling its capacity. This expansion involved the renovation of the upper floors of the hospital building that previously had been subleased to a tenant. Also in 2002, Chindex opened its first outpatient satellite clinic affiliated with Beijing United in Shunyi County outside of Beijing.

     In addition to expansion efforts at Beijing United, the Company completed negotiations for its new hospital in Shanghai and, in February of 2002, entered into a joint venture agreement with Shanghai Changning Central District Hospital (a 70-30 equity joint venture, with the Company holding 70%) for the establishment of Shanghai United Family Hospital and Clinics (“Shanghai United”). The business license for Shanghai United was received in July of 2002. The Company has also entered into an 18-year lease for a stand-alone four story building on the campus of the Changning Hospital. Financing for Shanghai United is being obtained through an agreement with a major supplier whereby extended payment terms on up to $4 million in purchases by the Company are being provided. Construction on Shanghai United is underway and is expected to open in 2003.

Critical Accounting Policies

     The preparation of the Company’s financial statements in conformity with accounting principles generally accepted in the United States requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company’s estimates, judgments and assumptions are continually evaluated based on available information and experience. Because of the use of estimates inherent in the financial reporting process, actual results could differ from those estimates.

     Some of the Company’s accounting policies require higher degrees of judgment than others in their application. These include revenue recognition on long-term service contracts, impairments and estimation of useful lives of long-term assets, income tax recognition of deferred tax items, and accruals for contingencies. Our policy and related procedures for revenue recognition on long-term service contracts are summarized below. In addition, Note 1 to the Consolidated Financial Statements includes further discussion of the Company’s significant accounting policies.

     Revenue Recognition — Sales and most commissions are recognized upon product shipment. Costs associated with shipping, handling, installation, after-sale servicing and warranty are not significant and are recognized in Cost of Sales as they are incurred. Revenues related to services provided by Beijing United are recognized in the period services are provided. Costs associated with such services are recognized in the period incurred.

     Stock-based Compensation — The Company accounts for stock-based compensation to employees under Accounting Principles Board (“APB”) No. 25 - “Accounting for Stock Issued to Employees”, and complies with the disclosure requirements for SFAS No. 123 — “Accounting for Stock-Based Compensation” and SFAS No. 148 — “Accounting for Stock-Based Compensation — Transition and Disclosure. “ (see “Stock Option Plan”)

Fiscal year 2002 compared to 2001

     The Company’s revenues for 2002 were $70,617,000, up 26% from 2001 revenues of $56,118,000. Of these amounts, $8,821,000 in 2002 and $4,175,000 in 2001 were attributable to loan project sales by the Company for its customers. The Company believes that this type of financing is important to its customers and will continue to try to offer such financings in the future. These financings can be very complex and their timing and impact on the Company’s results are difficult to predict (see “Timing of Revenues”).

Capital Medical Equipment Segment

     In 2002 this segment had revenues of $28,708,000, an 11% increase over the revenues of $25,819,000 in 2001. Income from operations for the segment was $198,000 in 2002 compared to income from operations of $439,000 in 2001. The decrease was primarily attributable to a decrease in the gross profit percentage. The period-to-period revenues of this segment fluctuate due to financing programs facilitated by the Company from time to time and due to fluctuating hospital purchasing cycles in China. The increase for 2002 was primarily attributable to loan project sales by the Company to its customers, which were $8,821,000 in the recent year as compared to $4,175,000 in the prior year. The U.S. dollar-based sales of capital medical equipment are often contingent on financing (see “Timing of Revenues”).

     Gross profit in 2002 increased to $7,822,000 from $7,451,000 in 2001. As a percentage of revenues, gross profit from the capital medical equipment segment for the recent period was 27% as compared to 29% in the prior period. The gross profit in 2001 reflected a different mix of revenue sources having different profit margins. In particular, in the recent year, the Company had less service contract revenues, which carry higher margins, than in the prior year. Service contract revenues in Hong Kong were down significantly because of the downturn in the economy there. The Company anticipates that service contract revenues will not return to previous levels. In addition, competitive factors such as the timing and composition of major tenders, as well as the ongoing competitive pricing pressures due to Chinese government tendering regulations in the sale of capital medical equipment in the year yielded lower margins on such sales. Finally, gross margins on loan project sales are generally lower than on the Company’s other sales because the Company is not required to provide warranty service on many of the products sold through the loan programs. Loan program shipments in 2002 were more than twice as large as in 2001.

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

Healthcare Products Distribution Segment

     The Health Care Products Distribution (“HPD”) segment, consisting of medical consumables and personal healthcare products, had revenue growth of 35% to $28,946,000 in 2002 from 2001 revenues of $21,520,000. This increase was attributable to an increase in sales in the hospital and retail pharmacy markets. The segment had a loss from operations of $639,000 in 2002 compared to a loss from operations of $1,316,000 in 2001. The sales of medical consumables and personal healthcare products are local currency-based sales made from inventories maintained locally in China (see “Foreign Currency Exchange and Impact of Inflation”) to a network of sub-dealers and pharmacies.

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

Minority Interest

     The Company’s agreement with its joint venture partner for Beijing United calls for the partner to receive 10% of the profits of the hospital. In 2002, this minority interest in the net local income of Beijing United amounted to $71,000 as compared to $18,000 for 2001. This income is directly related to the local entity profitability of the hospital. The Company also recorded a $38,000 start-up loss on its investment in a joint venture in Hong Kong. This was offset by The Company’s minority partner share loss of $121,000 in its new start-up hospital venture in Shanghai.

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

Fiscal year 2001 compared to 2000

     The Company’s revenues for 2001 were $56,118,000, up 25% from 2000 revenues of $45,064,000. These amounts include bulk medical equipment sales of $4,175,000 in 2001 and $9,396,000 in 2000, due to sales attributable to shipments made under the Company’s loan financing transactions. The Company believes that this type of financing is important to its customers and the Company and will continue to try to offer such financings in the future. These financings can be very complex and their impact and timing on the Company’s results are difficult to predict (see “Timing of Revenues”).

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

     The healthcare products segment, consisting of medical equipment, medical consumables and personal healthcare products, had revenue growth of 21% to $47,339,000 in 2001 from 2000 revenues of $39,049,000. The 2001 revenues included $25,819,000 in sales of medical equipment (55%) and $21,520,000 in sales of medical consumables and personal healthcare products (45%). In 2000, the sales of medical equipment constituted 68% of the total for healthcare product sales, while the sales of medical consumables and personal healthcare products constituted 32% of the total. The segment had a loss from operations of $877,000 in 2001 compared with a loss from operations of $66,000 in 2000. The sales of medical equipment are U.S. Dollar-based export sales often contingent on financing (see “Timing of Revenues”). The sales of medical consumables and personal healthcare products are local currency-based sales made from inventories maintained locally in China (see “Foreign Currency Exchange and Impact of Inflation”) to a network of sub-dealers and pharmacies.

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

Healthcare Services

     The healthcare services segment consists of a Western style primary care hospital and outpatient facility. In 2001, the revenues from this segment increased to $8,779,000 or 46% over 2000 revenues of $6,015,000. Income from operations was $476,000 in 2001 compared to $218,000 in 2000. During 2001, the hospital continued the expansion of its service offerings and the revenue increases for the year reflect increased patient visits taking advantage of these services. Healthcare services costs increased in 2001 to $8,303,000 or 43% over 2000 costs of $5,797,000. This increase was due to the costs associated with increases in services. Also, in September 2001 the Company completed first floor renovations and added a full time emergency room. The hospital is currently expanding its present facility and continues to explore the possibility of additional satellite clinics to serve as referral sites to its hospital. Salaries increased by $1,727,000 (salaries were 46% of revenue in 2001 versus 39% in 2000), with all other costs increasing $779,000.

Other Income and Expenses

     Interest income in 2001 declined to $161,000 from $200,000 in 2000. In addition, the Company incurred $13,000 in interest expense in 2001 and had $94,000 in interest expense in 2000 (see “Liquidity and Capital Resources”).

     Other income (other than interest) increased slightly in 2001 to $578,000 from $558,000 in 2000. This other income is primarily from the net sublease income. This sublease ended December 31, 2001 and this part of the building is now being renovated as part of the hospital expansion. The Company does not anticipate any significant revenue in this category in 2002.

Taxes

     The Company has undertaken a global restructuring in which it has reorganized its structure and is modifying inter-company relationships to better accommodate its predominantly Chinese operations. This restructuring was motivated, in part, by the Company’s desire to “incorporate” various functions previously operated as a division or branch of the U.S. parent and, in part, due to its intent to expand its presence in the direct health care market by opening an additional hospital.

     This restructuring provides the flexibility to structure operations in the People’s Republic of China to comply with the various legal and regulatory restrictions and encourages cash flow among the foreign subsidiaries to new investments without triggering U.S. federal income tax. This flexibility further permits the Company to aggressively pursue Chinese and other tax incentives, rebates, and holidays without triggering U.S. federal income tax. In addition, the new legal structure creates a desirable environment should the Company wish to attract third party investment in a new Chinese hospital or the Chinese hospitals as a whole. As such, this reorganization aligns the U.S. tax result with the Company’s overall business plan and facilitates the free flow of cash among the Company’s foreign subsidiaries.

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

     Substantially all of the $3,987,000 increase as of December 31, 2002 in accounts payable and accrued expenses was related to vendor payments for the loan project shipped at the end 2002. Payments related to this shipment are expected to be paid during 2003.

     As of December 31, 2002, inventories were $10,346,000, increasing $2,981,000 from the December 31, 2001 balance of $7,365,000. This increase was due to expansion of the Healthcare Products Distribution network and pending Capital Medical Equipment loan shipments awaiting final shipping instructions.

     As of December 31, 2001 the Company capitalized $3,382,000 of improvements and equipment, primarily for the expansion of Beijing United into the two remaining floors previously sub-leased. The Company is currently renovating and outfitting its hospital facility in Shanghai, which is being primarily financed through vendor financing and local bank borrowings. The Company has signed an agreement with a major supplier whereby the supplier has agreed to provide long term (one and one-half years on transactions to date) payment terms on the Company’s purchases of medical equipment from the supplier. The arrangement carries an interest component of five percent. Due to this vendor financing the Company has recorded long-term accounts payable of $3,609,000 as of December 31, 2002.

     As of December 31, 2002, letters of credit issued by the Company’s principal bank, AllFirst, amounted to approximately $362,000 and $1,346,000 were outstanding under the line of credit facility. Borrowings under the credit facility bear interest at 1% over three month London Interbank Offered Rate (“LIBOR”). Beijing United has completed short term financing arrangements in China with Hongkong Shanghai Banking Corp. (“HSBC”) for up to $600,000 in revolving loans or standby credit. Terms of the agreement are customary, with the interest rate being 1.75% over the 3 month Singapore Interbank Money Market Offer Rate (“SIBOR”). Beijing United has agreed to utilize HSBC for a certain portion of its credit card settlement business. As of December 31, 2002 this line of credit was full utilized.

     The following table sets forth the Company’s contractual cash obligations as of December 31, 2002:

	Total	2003	2004	2005	2006	2007	Thereafter
Line of credit	$1,946,000	$1,946,000	$0	$0	$0	$0	$0
Vendor financing	3,609,000	0	3,609,000	0	0	0	0

Operating leases	12,224,000	1,454,000	1,137,000	994,000	993,000	993,000	6,653,000

Total contractual cash obligations	$17,779,000	$3,400,000	$4,746,000	$994,000	$993,000	$993,000	$6,653,000

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

     We have audited the accompanying consolidated balance sheets of Chindex International, Inc. (the Company) as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     As described in Note 6 the EPS for years ended December 31, 2002, 2001 and 2000 have been restated.

/s/ Ernst & Young, LLP

McLean, Virginia March 14, 2003

CHINDEX INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2002	2001
ASSETS

Current Assets:
Cash and cash equivalents	$6,100,000	$5,459,000
Trade receivables less allowance for doubtful accounts of $883,000 in 2002 and $604,000 in 2001	16,195,000	12,932,000
Inventories	10,346,000	7,365,000
Income taxes receivable	11,000	165,000
Deferred income taxes	892,000	232,000
Other current assets	1,793,000	1,668,000

Total current assets	35,337,000	27,821,000
Property & equipment, net	7,128,000	4,751,000
Other assets	661,000	797,000

Total assets	$43,126,000	$33,369,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$22,612,000	$18,625,000
Accrued contract training	920,000	915,000
Short term loan payable	1,946,000	200,000

Total current liabilities	25,478,000	19,740,000
Long-term accounts payable	3,609,000	0

Total liabilities	29,087,000	19,740,000
Minority interest	71,000	18,000
Stockholders’ Equity:
Preferred stock, $.01 par value, 5,000 shares authorized, none issued	0	0
Common stock, $.01 par value, 2,500,000 shares authorized, including 200,000 designated Class B:

Common stock - 733,308 and 723,051 shares issued and outstanding in 2002 and 2001, respectively	7,000	7,000

Class B stock - 193,750 shares issued and outstanding in 2002 and 2001	2,000	2,000
Additional capital	17,384,000	17,303,000
Accumulated other comprehensive income (loss)	9,000	(8,000)
Accumulated deficit	(3,434,000)	(3,693,000)

Total stockholders’ equity	13,968,000	13,611,000

Total liabilities and stockholders’ equity	$43,126,000	$33,369,000

See accompanying notes

CHINDEX INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the year ended December 31,
	2002	2001	2000
Total sales and service revenue	$70,617,000	$56,118,000	$45,064,000

Cost and expenses
Cost of goods and services sold	47,549,000	38,426,000	30,529,000
Salaries and payroll taxes	13,463,000	10,091,000	7,777,000
Travel and entertainment	2,601,000	2,139,000	1,897,000
Other	6,909,000	5,863,000	4,709,000

Income (loss) from operations	95,000	(401,000)	152,000

Minority interest	50,000	(18,000)	(36,000)

Other income and (expenses)
Interest expense	(54,000)	(13,000)	(94,000)
Interest income	59,000	161,000	200,000
Miscellaneous (loss) income, net	(131,000)	578,000	558,000

Total other (loss) income	(126,000)	726,000	664,000

Income before income taxes	19,000	307,000	780,000
(Benefit from) provision for income taxes	(240,000)	(77,000)	139,000

Net income	$259,000	$384,000	$641,000

Income per share data (restated, see Note 6):

Net income per common share - basic	$.28	$.42	$.70
Weighted average shares outstanding - basic	924,763	916,801	916,283
Net income per common share - diluted	$.27	$.39	$.68
Weighted average shares outstanding - diluted	949,085	987,659	946,277

See accompanying notes

CHINDEX INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended December 31,
	2002	2001	2000
OPERATING ACTIVITIES
Net income	$259,000	$384,000	$641,000

Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	1,016,000	773,000	750,000
Inventory write-down	158,000	147,000	154,000
Provision for doubtful accounts	279,000	0	0
Minority interest	(53,000)	0	0
Deferred taxes	(660,000)	(232,000)	0
Changes in operating assets and liabilities:
Trade receivables	(3,542,000)	4,264,000	(9,229,000)
Inventories	(3,124,000)	1,608,000	(3,393,000)
Income taxes receivable	154,000	112,000	(161,000)
Other current assets	(125,000)	(353,000)	(418,000)
Other assets	136,000	282,000	(260,000)
Accounts payable and accrued expenses	3,992,000	(3,615,000)	11,481,000
Income taxes payable	0	(90,000)	(15,000)

Net cash (used in) provided by operating activities	(1,510,000)	3,280,000	(450,000)
INVESTING ACTIVITIES
Investment in equity joint venture	(40,000)	0	0
Purchases of property and equipment	(3,382,000)	(1,798,000)	(720,000)

Net cash used in investing activities	(3,422,000)	(1,798,000	(720,000)
FINANCING ACTIVITIES
Proceeds from short term loan payable	1,746,000	200,000	0
Cash from joint venture partner investment	120,000	0	0
Long term accounts payable	3,609,000	0	0
Exercise of stock options	81,000	0	9,000

Net cash provided by financing activities	5,556,000	200,000	9,000
Effect of foreign exchange rate changes on cash and cash equivalents	17,000	(8,000)	(2,000)

Net increase (decrease) in cash and cash equivalents	641,000	1,674,000	(1,163,000)
Cash and cash equivalents at beginning of year	5,459,000	3,785,000	4,948,000

Cash and cash equivalents at end of year	$6,100,000	$5,459,000	$3,785,000

Cash paid for interest	$45,000	$13,000	$10,000
Cash paid for taxes	$336,000	$518,000	$368,000

See accompanying notes

CHINDEX INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

							Accumulated
							Other
	Common Stock		Common Stock - Class B		Additional	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Total
Balance at December 31, 1999	596,563	$6,000	193,750	$2,000	$17,294,000	($4,717,000)	$2,000	$12,587,000

Net income 2000						641,000		641,000
Foreign currency translation adjustment							(2,000)	(2,000)
Comprehensive Income								639,000

September stock dividend	59,756	1,000				(1,000)		0
Option exercised	1,000	0			9,000			9,000

Balance at December 31, 2000	657,319	7,000	193,750	2,000	17,303,000	(4,077,000)	0	13,235,000

Net income 2001						384,000		384,000
Foreign currency translation adjustment							(8,000)	(8,000)
Comprehensive Income								376,000

Balance at December 31, 2001	657,319	7,000	193,750	2,000	17,303,000	(3,693,000)	(8,000)	13,611,000

Net income 2002						259,000		259,000
Foreign currency translation adjustment							17,000	17,000
Comprehensive Income								276,000

July stock dividend	66,664	0						0
Options exercised	9,325	0			81,000			81,000

Balance at December 31, 2002	733,308	$7,000	193,750	$2,000	$17,384,000	($3,434,000)	$9,000	$13,968,000

See accompanying notes

CHINDEX INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2002
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND DESCRIPTION OF BUSINESS

     Chindex International, Inc. (the Company or “Chindex”) is a leading American company in the healthcare sectors of the Chinese marketplace, including Hong Kong. The Company conducts business in three segments. The Capital Medical Equipment segment markets and sells high-technology medical equipment and instrumentation acquired from several major U.S., European, and other manufacturers. The Company markets and sells these products in China, including Hong Kong, and provides marketing, sales and technical services for the products. Substantially all direct sales, commissions and purchases of these products are denominated in U.S. dollars.

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

     Finally, in its Healthcare Services segment, the Company operates a hospital and clinic in Beijing and will be opening a second hospital in Shanghai in mid-2003. In 1996 the Company established Beijing United Family Hospital and Clinics (“Beijing United”), a contractual joint venture between the Company and a company controlled by the Chinese Academy of Medical Sciences. Beijing United provides complete international standard primary care health services including family practice, pediatrics, dental care, physical therapy, obstetrics, gynecology, neonatology, men’s health care, 24 hour emergency room, general surgery, psychiatrics, ICU diagnostic imaging, and pharmacy. Operations commenced in late 1997. Full-time operation began in March 1998. While Beijing United generally transacts its business in local Chinese currency it can receive payments in U.S. dollars.

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

Consolidation

     The consolidated financial statements include the accounts of the Company and its subsidiaries or controlled enterprises. Minority interest is derived from the Company’s 10% partner share of the earnings of Beijing United and 30% equity partner interest in Shanghai United. The Company also holds a 40% interest in Natural Formula Asia Limited accounted for using the equity method, netted in other assets. Significant intercompany balances and transactions are eliminated.

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

     The Company assesses the impairment of long-lived assets including intangible assets in accordance with Statement of Financial Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 establishes one accounting model to be used for long-lived assets to be disposed of by sale and broadens the presentation requirements of discontinued operations to include more disposal transactions. The adoption of this statement did not have a material impact on the Company’s results of operation and financial position.

     Income Taxes

     The Company’s U.S. entities are on a June 30 tax fiscal year and beginning in 2001, they filed a consolidated U.S. federal tax return. The U.S. provision for income taxes is computed for each entity in the U.S. consolidated group at the statutory rate based upon each entity’s income or loss, giving effect to permanent differences. The Company’s foreign subsidiaries file separate income tax returns on a December 31 fiscal year.

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

Earnings Per Share

     The Company follows Statement of Financial Accounting Standards No. 128, “Earnings per Share” (Statement 128) whereby basic earnings per share excludes any dilutive effects of options, warrants and convertible securities and diluted earnings per share includes such effects. The Company does not include the effects of stock option, warrants and convertible securities for periods when the Company reports a net loss as such effects would be antidilutive.

Stock Based Compensation

     The Company accounts for stock-based compensation to employees under Accounting Principles Board (“APB”) No. 25 - “Accounting for Stock Issued to Employees”, and complies with the disclosure requirements for SFAS No. 123 - “Accounting for Stock-Based Compensation” and SFAS No. 148 - “Accounting for Stock-Based Compensation - Transition and Disclosure.”

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

2. INVENTORIES

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

     The Company’s hospital has recently completed short term financing arrangements in China with Hongkong Shanghai Banking Corp. (“HSBC”) for up to $600,000 in revolving loans or standby credit. Terms of the agreement are customary, with the interest rate being 1.75% over the 3 month Singapore Interbank Money Market Offer Rate (“SIBOR”). The hospital has agreed to utilize HSBC for a certain portion of its credit card settlement business. As of December 31, 2002 this line of credit had $600,000 outstanding.

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

     The following table sets forth the Company’s debt obligations as of December 31, 2002:

	Total	2003	2004	2005	2006	2007	Thereafter
Line of credit	$1,946,000	$1,946,000	$0	$0	$0	$0	$0
Vendor financing	3,609,000	0	3,609,000	0	0	0	0

5. STOCKHOLDERS’ EQUITY

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

Stock Option Plan

     The Company’s 1994 Stock Option Plan (the Plan) provides for the grant, at the discretion of the Board of Directors, of (i) options that are intended to qualify as incentive stock options (Incentive Stock Options) within the meaning of Section 422A of the Internal Revenue Code to certain employees, consultants and directors, and (ii) options not intended to so qualify (Nonqualified Stock Options) to employees, consultants and directors. At the Company’s 2001 annual meeting the stockholders approved a 200,000 increase in the amount of stock authorized for issuance. The total number of shares of common stock for which options may be granted under the Plan is currently 317,625.

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

     The exercise price of options granted under the Plan must be at least equal to the fair market value of such shares on the date of grant. With respect to any participant who owns stock possessing more than 10% of the voting rights of the Company’s outstanding capital stock, the exercise price of any Incentive Stock Option may be not less than 110% of the fair market value on the date of grant. With respect to any Incentive Stock Option granted to a participant who owns stock possessing more than 10% of the total combined voting power of all classes of the Company’s outstanding capital stock, the maximum term is five years.

     The following is a summary of stock option activity during the years ended December 31, 2002, 2001 and 2000:

		Weighted Average		Weighted Average		Weighted Average
	2002	Exercise Price	2001	Exercise Price	2000	Exercise Price
Options outstanding, beginning of year:	209,601	$10.17	210,021	$9.95	46,318	$11.98

Granted	32,127	10.40	28,060	9.37	171,498	9.62

Exercised	(9,325)	8.71	0	0	(1,000)	9.13

Canceled	(49)	8.32	(28,480)	8.21	(6,795)	9.22

Options outstanding, end of year	232,354	9.38	209,601	10.17	210,021	9.95

     Options exercisable at December 31, 2002 and 2001, were 221,688 and 184,032, respectively, with a weighted average exercise prices of $9.35 and $10.19, respectively. The weighted average exercise price of options outstanding is $9.38 and $10.17 and the weighted average remaining contractual life of such options is 7.68 and 8.6 years respectively as of December 31, 2002 and 2001.

     The Company accounts for stock-based compensation to employees under Accounting Principles Board (“APB”) No. 25 - “Accounting for Stock Issued to Employees”, and complies with the disclosure requirements for SFAS No. 123 - “Accounting for Stock-Based Compensation” and SFAS No. 148 - “Accounting for Stock-Based Compensation - Transition and Disclosure.” Had compensation cost for these plans been determined consistent with SFAS No. 123, the Company’s net earnings and earnings per share (“EPS”) would have been reduced to the following pro-forma amounts (in thousands, except per share data):

	2002	2001	2000
Net earnings, as reported	$259	$384	$641
Deduct: total stock-based employee compensation expense determined under fair value method for all awards, net of related tax efforts	(24)	(158)	(514)
Net earnings, pro-forma	$235	$226	$127
Pro forma earnings per share
EPS, basic As reported	$.28	$.42	$.70
EPS, basic Pro forma	$.25	$.25	$.14
EPS, diluted As reported	$.27	$.39	$.68
EPS, diluted Pro forma	$.25	$.23	$.13

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

6. EARNINGS PER SHARE

The following is a reconciliation of the numerators and denominators of the basic and diluted Earnings per Share (EPS) computations for net income and other related disclosures:

This 10K/A is amended to correct weighted average shares outstanding amounts to give effect to the Company's eleven-for-ten stock split in the form of a stock dividend declared in June 2002 and corresponding earnings per share.

	For the year ended December 31, 2002
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Net income/Basic EPS	$259,000	924,763	$.28

Effect of dilutive securities:

Warrants and options		24,322	(0.01)

Net income/Diluted EPS	$259,000	949,085	$.27

	For the year ended December 31, 2001
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Net income/Basic EPS	$384,000	916,801	$.42

Effect of dilutive securities:

Warrants and options		70,858	(0.03)

Net income/Diluted EPS	$384,000	987,659	$.39

	For the year ended December 31, 2000
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount

Net income/Basic EPS	$641,000	916,283	$.70

Effect of dilutive securities:

Warrants and options		29,994	(0.02)

Net income/Diluted EPS	$641,000	946,277	$.68

Options to purchase 232,354, 209,601, and 210,021 of common stock between $6.87 and $33.05 were outstanding during most of 2002, 2001 and 2000 respectively. See Note 5.

7. INCOME TAXES

The Company’s provision for (benefit from) income taxes consists of the following for the year ended December 31:

	2002	2001	2000
Current:

Federal	$—	$—	$—

Foreign	545,000	249,000	220,000

State	0	34,000	—

	545,000	283,000	220,000

Deferred:

Federal	(681,000)	(190,000)	—

State	(104,000)	(42,000)	—

Foreign	0	(128,000)	(81,000)

	(785,000)	(360,000)	(81,000)

	$(240,000)	$(77,000)	$139,000

Significant components of the Company’s deferred tax liabilities and assets are as follows as of December 31:

	2002	2001
Deferred tax liabilities:

Unremitted earnings on Foreign subsidiaries	$0	$(1,054,000)

Deferred tax assets:

Allowance for doubtful accounts	286,000	233,000

Sales Commissions	114,000	54,000

Net operating loss carryforwards	949,000	1,991,000

Foreign tax credit	0	210,000

Other	(1,000)	244,000

Subtotal	1,348,000	1,678,000

Less valuation allowance	$(456,000)	$(1,446,000)

Net deferred tax asset	$892,000	$232,000

The Company’s effective income tax rate varied from the statutory federal income tax rate for the year ended December 31 as follows:

	2002	2001	2000
Statutory federal income tax rate	34.0%	34.0%	34.0%

Adjustments:

State income taxes, net of federal benefit	4.0	4.0	3.5

Foreign tax rate differential	3,036.0	(188.0)	(31.5)

Use of net operating losses	(5,289.0)	(42.0)	(20.7)

Change in valuation allowance	(3,474.0)	(75.0)	34.0

Other, including permanent differences	4,426.0	242.0	(1.5)

	(1,263.0)%	(25.0)%	17.8%

Due to the Company’s global restructuring plan, it expects to be able to make use of a portion of its U.S. federal net operating losses, and accordingly, recorded $660,000 in 2002 and $232,000 in 2001 reduction in its deferred tax valuation allowance on previously fully reserved tax losses. The Company expects the tax benefits from these net operating losses will be realized in 2003 or 2004. The remaining net deferred tax assets have been fully reserved.

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

9. CONCENTRATIONS OF CREDIT RISK

     Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, trade receivables and commission receivables. Substantially all of the Company’s cash and cash equivalents at December 31, 2002 and 2001 were held by two U.S. financial institutions. All of the Company’s sales during the years were to end-users located in China or Hong Kong. Most of the Company’s sales are accompanied by down payments of either cash or letters of credit with one Chinese financial institution. Sales on extended payment terms usually have down payments in the form of a letter of credit and additional payments are secured through several methods. The Company generally does not grant extended payment terms for greater than 20% of a contract value unless there are exceptional circumstances. Before extended payment terms are provided, the Company performs a thorough review of the local operation, secures a guarantee from higher authorities than the end-user, and performs other steps as needed. All of the Company’s medical services provided by Beijing United were performed in China for patients residing in China. Substantially all of the payments received for such services were denominated in local currency; however, the Company is authorized to accept payment in other currencies.

     The Company conducts its marketing and sales and provides its services exclusively to buyers located in China, including Hong Kong. The medical services and products provided by Beijing United and the marketing of such services are performed exclusively for/to patients in China. The Company’s results of operations and its ability to obtain financing could be adversely affected if there was a deterioration in trade relations between the United States and China.

     Of the Company’s net assets at December 31, 2002 and 2001, approximately $16,760,000 and $15,660,000, respectively, of such assets are located in China, consisting principally of cash, receivables, inventories, property improvements, equipment, and certain liabilities. See Note 10 also.

10. SIGNIFICANT CUSTOMERS/SUPPLIERS

     Substantially all China purchases of the Company’s U.S.-Dollar sales of products, regardless of the end-user, are made through Chinese foreign trade corporations (FTCs). Although the purchasing decision is made by the end-user, which may be an individual or a group having the required approvals from their administrative organizations, the Company enters into formal purchase contracts with FTCs. The FTCs make purchases on behalf of the end-users and are authorized by the Chinese government to conduct import business. FTCs are chartered and regulated by the government and are formed to facilitate foreign trade. The Company markets its products directly to end-users, but in consummating a sale the Company must also interact with the particular FTC representing the end-user. By virtue of its direct contractual relationship with the FTC, rather than the end user, the Company is to some extent dependent on the continuing existence of and contractual compliance by the FTC until a particular transaction has been completed. In 2002 the Company recorded sales to Instrimpex FTC of $8,821,000; this is the only customer over 10% of total sales.

     Purchases from three suppliers were each over 10% of total cost of goods. These were Siemens ($11,233,000), Becton-Dickenson ($11,145,000) and L’Oreal ($7,168,000) for the year ended December 31, 2002. Purchases over 10% for the year ended December 31, 2001 were Siemens, ($9,330,000), Becton-Dickenson ($4,949,000) and Tyco ($5,356,000). In 2000 only Siemens, ($9,616,000) was over 10% of cost of goods. The Company has entered into a security arrangement to ensure the payment of Siemens accounts payable.

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

     The following segment information has been provided per Statement of Financial Accounting Standards No. 131, ‘Disclosures about Segments of an Enterprise and Related Information’: For the year ended December 31, 2002:

	Capital Medical	Healthcare Products	Healthcare Services	Total
	Equipment	Distribution
Assets	$21,354,000	$10,616,000	$11,156,000	$43,126,000

Sales and service revenue	$28,708,000	$28,946,000	$12,963,000	$70,617,000

Gross Profit	7,822,000	3,856,000	n/a	n/a

Gross Profit %	27%	13%	n/a	n/a

Income (loss) from operations	$198,000	$(639,000)	$536,000	$95,000

Other (expense)				(126,000)

Minority interest				50,000

Income before income taxes				$19,000

For the year ended December 31, 2001:

	Capital Medical	Healthcare Products	Healthcare Services	Total
	Equipment	Distribution
Assets	$17,511,000	$8,987,000	$6,871,000	$33,369,000

Sales and service revenue	$25,819,000	$21,520,000	$8,779,000	$56,118,000

Gross Profit	7,451,000	2,842,000	n/a	n/a

Gross Profit %	29%	13%	n/a	n/a

Income (loss) from operations	$439,000	$(1,316,000)	$476,000	$(401,000)

Other income, net				726,000

Minority interest				(18,000)

Income before income taxes				$307,000

For the year ended December 31, 2000:

	Healthcare Products	Healthcare Services	Total
Assets	$30,847,000	$5,651,000	$36,498,000

Sales and service revenue	$39,049,000	$6,015,000	$45,064,000

Gross profit	9,529,000	n/a	n/a

Gross profit %	24%	n/a	n/a

Income (loss) from operations	(66,000)	218,000	152,000

Other income, net			664,000

Minority interest			(36,000)

Income before income taxes			$780,000

Intersegment transactions were eliminated for the years ended December 31, 2002, 2001 and 2000

12. SELECTED QUARTERLY DATA (UNAUDITED)

(thousands except per share data)

For the year ended December 31, 2002:	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Revenues	$15,578	$14,968	$17,801	$22,270

Gross profit from operations	4,656	4,973	6,361	7,078

Income (loss) before income taxes	(305)	(612)	400	536

Net income (loss)	(192)	(411)	176	686

Basic earnings (loss) per share of common stock	(.21)	(.44)	.19	.74

Diluted earnings (loss) per share of common stock	(.21)	(.44)	.17	.74

Cash dividends per share of common stock	.00	.00	.00	.00

For the year ended December 31, 2001:	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Revenues	$10,606	$13,201	$13,447	$18,864

Gross profit from operations	3,657	4,215	4,407	5,413

Income (loss) before income taxes	129	(140)	178	139

Net income (loss)	25	(225)	109	475

Basic earnings (loss) per share of common stock	.03	(.25)	.12	.52

Diluted earnings (loss) per share of common stock	.03	(.25)	.11	.49

Cash dividends per share of common stock	.00	.00	.00	.00

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
DISCLOSURE.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

     The information relating to the directors, executive officers, promoters and control persons of the Company will be included in the Company’s Proxy Statement (the “Proxy Statement”) relating to its 2002 Annual Meeting of Shareholders, which the Company intends to file with the Securities and Exchange Commission on or prior to April 30, 2003, and is incorporated herein by reference.

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

     Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) which is required to be included in its publicly filed reports. There have been no significant changes in the Company’s internal control or in other factors which could significantly affect internal controls since that evaluation.

PART IV

Item 15. Exhibits and Reports on Form 8-K

(a)(1) The following consolidated financial statements of Chindex International, Inc. are included in Part II, Item 8: Independent Auditors’ Report.
Consolidated Statements of Operations for the years ended December 31, 2002, 2001 and 2000.
Consolidated Balance Sheets as of December 31, 2002 and 2001.
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2002, 2001 and 2000.
Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000.
Notes to Consolidated Financial Statements.
(a)(2) The following financial statement schedule of Chindex International is included in Item 15(d):
Schedule II Valuation and Qualifying Accounts.

	Balance		Additions
	beginning	Additions	not		Balance end of
Description (amounts in thousands)	of year	expensed	expensed	Deductions	year
For the year ended December 31, 2002:
Allowance for doubtful receivables	$604	$279			$883
Deferred tax	1,446			990	456

Total allowances deducted from assets	$2,050	$279	$0	$990	$1,339
For the year ended December 31, 2001:
Allowance for doubtful receivables	$604				$604
Deferred tax	3,081			1,635	1,446

Total allowances deducted from assets	$3,685	$0	$0	$1,635	$2,050
For the year ended December 31, 2000:
Allowance for doubtful receivables	$604				$604
Deferred tax	2,816		265		3,081

Total allowances deducted from assets	$3,420	$0	$265	$0	$3,685

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
Central Properties Limited Partnership, relating to the extension of the lease term for the Company's Bethesda, Maryland offices. Incorporated by reference to Exhibit
10.19 to the Company's Annual Report on Form 10-K for the fiscal year ended December
31, 2001.
10.11	Employment Agreement, dated as of September 1, 2001, between the Company and Roberta
Lipson. Incorporated by reference to Exhibit 10.20 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.
10.12	Employment Agreement, dated as of September 1, 2001, between the Company and Elyse
Beth Silverberg. Incorporated by reference to Exhibit 10.21 to the Company's Annual
Report on Form 10-K for the fiscal year ended December 31, 2001.
10.13	Employment Agreement, dated as of September 1, 2001, between the Company and
Lawrence Pemble. Incorporated by reference to Exhibit 10.22 to the Company's Annual
Report on Form 10-K for the fiscal year ended December 31, 2001.
10.14	Employment Agreement, dated as of September 1, 2001, between the Company and Robert
C. Goodwin, Jr. Incorporated by reference to Exhibit 10.23 to the Company's Annual
Report on Form 10-K for the fiscal year ended December 31, 2001.
10.15	Contractual Joint Venture Contract between Shanghai Changning District Central
Hospital and the Company, dated February 9, 2002. Incorporated by reference to
Exhibit 10.24 to the Company's Annual Report on Form 10-K for the fiscal year ended
December 31, 2001.
10.16	Lease Agreement between Shanghai Changning District Hospital and the Company related to the lease of the building for Shanghai United Family Hospital. Incorporated by
reference to Exhibit 10.25 to the Company's Annual Report on Form 10-K for the
fiscal year ended December 31, 2001.
10.17	Lease Agreement between China Arts & Crafts Import & Export Corporation and Chindex
(Beijing) Consulting Incorporated related to the lease of the building for the
Company's main office in Beijing+. Incorporated by reference to Exhibit 10.17 to the Company's Quarterly Report on Form 10-Q for the six months ended June 30, 2002.
10.18	Agreement between Siemens AG and the Company for long term payment of vendor invoices. Incorporated by reference to Exhibit 10.18 to the Company's Quarterly
Report on Form 10-Q for the nine months ended September 30, 2002.
21.1	List of subsidiaries. Incorporated by reference to Exhibit 21.1 to the Company's
Annual Report on Form 10-K for the fiscal year ended December 31, 2002.
23.1	Consent of Ernst & Young LLP, Independent Auditors (filed herewith).
31.1	Certification of the Company's Chief Executive Officer Pursuant to Section 302 of
the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of the Company's Executive Vice President Finance Pursuant to Section
302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.3	Certification of the Company's Principal Accounting Officer Pursuant to Section 302
of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.2	Certification of the Company's Chief Executive Officer Pursuant to Section 906 of
the Sarbanes-Oxley Act of 2002 (filed herewith)
32.2	Certification of the Company's Executive Vice President Finance Pursuant to Section
906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.2	Certification of the Company's Principal Accounting Officer Pursuant to Section 906
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

CHINDEX INTERNATIONAL, INC.

Dated: February 27, 2004	By: /S/ Roberta Lipson Roberta Lipson President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Dated: February 27, 2004	By: /S/ Roberta Lipson Roberta Lipson Chairperson of the Board of Directors, Chief Executive Officer and President

Dated: February 27, 2004	By: /S/ Elyse Beth Silverberg Elyse Beth Silverberg Executive Vice President, Secretary and Director

Dated: February 27, 2004	By: /S/ Lawrence Pemble Lawrence Pemble Executive Vice President-Finance and Director

Dated: February 27, 2004	By: /S/ Robert C. Goodwin, Jr. Robert C. Goodwin, Jr. Executive Vice President of Operations, Treasurer, General Counsel and Director

Dated: February 27, 2004	By: /S/ Ronald Zilkowski Ronald Zilkowski Senior Vice President Finance and Controller