Form 10-QT/A
period 2003-03-31
CHINDEX INTERNATIONAL INC
filed 2004-03-02
CIK 922717

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

The number of shares outstanding of each of the issuer’s class of common equity, as of May 10, 2003, was 733,308 shares of Common Stock and 193,750 shares of Class B Common Stock.

EXPLANATORY NOTE

THIS TRANSITIONAL REPORT ON FORM 10Q/A IS BEING FILED FOR THE PURPOSE OF AMENDING ITEMS 1 AND 2 OF PART I SOLELY TO (I) CORRECT MATHEMATICAL ERRORS, WITHOUT CHANGING FINANCIAL CONDITION, REVENUES, CASH FLOWS OR NET INCOME, INCLUDING CORRECTING WEIGHTED AVERAGE SHARES OUTSTANDING AMOUNTS TO GIVE EFFECT TO THE COMPANY'S ELEVEN-FOR-TEN STOCK SPLIT IN THE FORM OF A STOCK DIVIDEND DECLARED IN JUNE 2002 AND CORRESPONDING EARNINGS PER SHARE; AND (II) REFILE THE CERTIFICATIONS REQUIRED BY THE SARBANES-OXLEY ACT OF 2002. WE HAVE MADE NO FURTHER CHANGES TO THE PREVIOUSLY FILED 10-Q. ALL INFORMATION IN THIS TRANSITIONAL REPORT ON FORM 10-Q/A IS AS OF MARCH 31, 2003 AND DOES NOT REFLECT ANY SUBSEQUENT INFORMATION OR EVENTS.

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

CHINDEX INTERNATIONAL, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS

	March 31, 2003	December 31, 2002
	Unaudited	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$5,956,000	$6,100,000
Trade accounts receivable, less allowance for doubtful accounts of $1,001,000 and $883,000, respectively	15,030,000	16,195,000
Inventories, net	10,886,000	10,346,000
Income taxes receivable	133,000	11,000
Deferred tax	892,000	892,000
Other current assets	1,523,000	1,793,000

Total current assets	34,420,000	35,337,000
Property and equipment, net	7,285,000	7,128,000
Other	635,000	661,000

Total assets	$42,340,000	$43,126,000

LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$22,865,000	$22,612,000
Accrued contract training	930,000	920,000
Short term loan payable	696,000	1,946,000

Total current liabilities	24,491,000	25,478,000

Long term accounts payable	3,734,000	3,609,000

Total liabilities	28,225,000	29,087,000

Minority Interest	71,000	71,000
Stockholders’ equity:
Preferred stock, $.01 par value, authorized 5,000 none issued	—	—

Common stock, $.01 par value, 2,500,000 shares authorized, including 200,000 designated Class B:

Common stock - 733,308 shares issued and outstanding in 2003 and 2002	7,000	7,000

Class B stock - 193,750 shares issued and outstanding in 2003 and 2002	2,000	2,000

Additional capital	17,384,000	17,384,000
Accumulated other comprehensive income	9,000	9,000
Accumulated deficit	(3,358,000)	(3,434,000)

Total stockholders’ equity	14,044,000	13,968,000

Total liabilities, minority interest and stockholders’ equity	$42,340,000	$43,126,000

The accompanying notes are an integral part of the financial statements.

CHINDEX INTERNATIONAL, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended March 31,
	2003	2002
Total sales and service revenue	$21,849,000	$15,578,000

Cost and Expenses
Cost of goods and services sold	15,147,000	10,922,000
Salaries and payroll taxes	3,977,000	3,043,000
Travel and entertainment	419,000	437,000
Other	2,084,000	1,469,000

Income (Loss) from operations	222,000	(293,000)
Minority interest	0	0
Other (expenses) and income
Interest expense	(51,000)	(4,000)
Interest income	14,000	15,000
Miscellaneous (expenses) income - net	(29,000)	(23,000)

Income (loss) before income taxes	156,000	(305,000)
(Provision for) benefit from income taxes	(80,000)	113,000

Net income (loss)	$76,000	$(192,000)

Net income (loss) per common share - basic	$0.08	$(0.21)

Weighted average shares outstanding - basic	927,058	918,115

Net income (loss) per common share - diluted	$0.08	$(0.21)

Weighted average shares outstanding - diluted	928,977	918,115

The accompanying notes are an integral part of the financial statements.

CHINDEX INTERNATIONAL, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended March 31,
	2003	2002
OPERATING ACTIVITIES
Net income (loss)	$76,000	$(192,000)
Adjustments to reconcile net income (loss) to net cash provided by:
Depreciation	280,000	241,000
Inventory write-down	31,000	43,000
Provision for doubtful accounts	118,000	0

Changes in operating assets and liabilities:
Trade receivables	1,047,000	467,000
Inventories	(571,000)	(979,000)
Income taxes receivable	(122,000)	(196,000)
Other current assets	270,000	44,000
Other assets	26,000	67,000
Accounts payable and other liabilities	388,000	(898,000)

Net cash (used in) provided by operating activities	1,543,000	(1,403,000)

INVESTING ACTIVITIES
Purchases of property and equipment	(437,000)	(323,000)

Net cash used in investing activities	(437,000)	(323,000)

FINANCING ACTIVITIES
Payment of short term loan payable	(1,250,000)	502,000
Exercise of stock options	0	56,000

Net cash provided by financing activities	(1,250,000)	558,000

Effect of foreign exchange rate changes on cash and cash equivalents	0	22,000
Net (decrease) increase in cash and cash equivalents	(144,000)	(1,146,000)
Cash and cash equivalents at beginning of period	6,100,000	5,459,000

Cash and cash equivalents at end of period	$5,956,000	$4,313,000

The accompanying notes are an integral part of the financial statements.

CHINDEX INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Common Stock - Class B		Additional	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Total
Balance at January 1, 2002	657,319	7,000	193,750	2,000	17,303,000	(3,693,000)	(8,000)	13,611,000

Net income						259,000		259,000

Foreign currency translation adjustment							17,000	17,000

Comprehensive Income								276,000

July stock dividend	66,664	0						0

Options exercised	9,325	0			81,000			81,000

Balance at December 31, 2002	733,308	$7,000	193,750	$2,000	$17,384,000	($3,434,000)	$9,000	$13,968,000

Net income						76,000		76,000

Foreign currency translation adjustment							0	0

Comprehensive Income								76,000

Balance at March 31, 2003 (unaudited)	733,308	$7,000	193,750	$2,000	$17,384,000	($3,358,000)	$9,000	$14,044,000

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

          For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K and 10-K/A for the year ended December 31, 2002.

Note 2. INVENTORIES

	March 31,	December 31,
	2003	2002

Merchandise inventory	$7,933,000	$7,609,000

Healthcare services inventory	221,000	240,000

Demonstration inventory, net	968,000	840,000

Parts and peripheral inventory	1,764,000	1,657,000

	$10,886,000	10,346,000

Note 3. PROPERTY AND EQUIPMENT

	March 31,	December 31,
	2003	2002

Furniture and equipment	$5,588,000	$5,408,000

Vehicles	109,000	109,000

Leasehold improvements	5,851,000	5,594,000

	11,548,000	11,111,000

Less: accumulated depreciation and amortization	(4,263,000)	(3,983,000)

	$7,285,000	$7,128,000

Note 4. NET INCOME (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted Earnings Per Share (EPS) or Loss Per Share (LPS) for the periods indicated:

	For the three months ended March 31, 2003
	Net Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount

Net income/Basic EPS	$76,000	927,058	$0.08

Effect of dilutive securities:

Warrants and options	—	1,919	.00

Net income/Diluted EPS	$76,000	928,977	$0.08

	For the three months ended March 31, 2002
	Net Loss	Shares	Per-Share
	(Numerator)	(Denominator)	Amount

Net loss/Basic LPS	$(192,000)	918,115	$(0.21)

Effect of dilutive securities:

Warrants and options	—	—	—

Net loss/Diluted LPS	$(192,000)	918,115	$(0.21)

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

Had compensation cost for the plan been determined as required under SFAS No. 123, “Accounting for Stock-Based Compensation,” amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” the Company’s pro forma net income (loss) and pro forma earnings (loss) per share would have been as follows:

	Three months ended March 31,
	2003	2002

Net income (loss)
As reported	$76,000	$(192,000)

Pro Forma	$41,000	$(197,000)

Basic earnings (loss) per share

As reported	$0.08	$(0.21)

Pro Forma	$0.04	$(0.21)

Diluted earnings (loss) per share
As reported	$0.08	$(0.21)

Pro Forma	$0.04	$(0.21)

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

For the quarter ended March 31, 2003:

	Capital Medical	Healthcare Products	Healthcare Services	Total
	Equipment	Distribution

Assets	$19,521,000	$12,571,000	$10,248,000	$42,340,000

Sales and service revenue	$7,716,000	$10,663,000	$3,470,000	$21,849,000

Gross Profit	2,474,000	1,097,000	n/a	n/a

Gross Profit %	32%	10%	n/a	n/a

Income (loss) from operations	$521,000	$(121,000)	$(178,000)	$222,000

Other (expense), net				(66,000)

Minority interest				0

Income before taxes				$156,000

For the quarter ended March 31, 2002:

	Capital Medical	Healthcare Products	Healthcare Services	Total
	Equipment	Distribution

Assets	$14,771,000	$10,535,000	$7,553,000	$32,859,000

Sales and service revenue	$6,653,000	$6,126,000	$2,799,000	$15,578,000

Gross Profit	1,439,000	767,000	n/a	n/a

Gross Profit %	22%	12%	n/a	n/a

(Loss) income from operations	$(174,000)	$(161,000)	$42,000	$(293,000)

Other income/(expense), net				(12,000)

Minority interest				0

Income before taxes				$(305,000)

Inter-segment transactions were eliminated for the three months ended March 31, 2003 and 2002.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Quarter ended March 31, 2003 compared to quarter ended March 31, 2002

          The Company’s revenue for the three months ended March 31, 2003 was $21,849,000, up 40% from the three months ended March 31, 2002 revenue of $15,578,000. The Company experienced continued growth in each of the three segments of the business, with revenue growth of 16% in the capital medical equipment segment, 74% in the healthcare products distribution segment, and 24% in the healthcare service segment, compared to the same period last year. The Company recorded net income of $76,000 for the three months ended March 31, 2003, as compared to net loss of $192,000 for the three months ended March 31, 2002.

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

Healthcare services costs increased for the three months ended March 31, 2003 to $3,648,000, a 32% increase over the three months ended March 31, 2002 costs of $2,757,000. This increase was due primarily to the costs associated with increased services offered. Salaries increased by $452,000 (salaries were 56% and 54% of revenue for the three months ended March 31, 2003 and 2002, respectively), with all other costs increasing $445,000, including increases of $90,000 in doubtful accounts reserve, $134,000 professional fees and $90,000 in rent expense. Included in these increased costs was $186,000 increase in developmental expenses related to SHU.

Other Income and Expenses

          Interest expense on short-term debt of $696,000 and long term debt of $3,734,000 amounted to $51,000 whereas the company had little expense in the prior period. The long-term debt is for the development of SHU that is currently under construction (see Liquidity and Capital Resources).

Taxes

          The Company recorded a $80,000 provision for taxes for the three months ended March 31, 2003 as compared to a benefit from taxes of $113,000 for the three months ended March 31, 2002.

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

          As of March 31, 2003, letters of credit issued by the Company’s principal bank Allfirst, a division of M&T Bank, in the amounts of approximately $395,000 and $96,000 were outstanding under the line of credit facility. Borrowings under the credit facility bear interest at 1% over three month London Interbank Offered Rate (“LIBOR”). Beijing United has a short term financing arrangements in China with Hongkong Shanghai Banking Corp. (“HSBC”) for $600,000 in revolving loans. Terms of the agreement include interest at 1.75% over the three month Singapore Interbank Money Market Offer Rate (“SIBOR”). Beijing United has agreed to utilize HSBC for a certain portion of its credit card settlement business. As of March 31, 2003 this line of credit was full utilized.

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

          In terms of the impact of SARS on sales of capital medical equipment by the capital medical equipment segment and of health care products and consumables by the health care products distribution segment, the Company has been asked by government offices and other customers to source equipment and supplies to help in the fight against SARS. In responding to these requests the Company has sold sterilization equipment, protective garments and masks, laboratory analyzers and other goods. At the same time there are developments that have an adverse impact. For example, medical product exhibitions have been canceled, the offices of some customers are closed and travel for the Company’s sales force has become increasingly difficult due to SARS-related travel restrictions. These developments are likely to result in customers in SARS-affected areas delaying the purchase of non SARS-related equipment from the Company. The Company believes that the net result of the impact of SARS in the two segments will be a temporary decrease in revenue that is not able to be quantified. The Company does not believe that, over time, there will be a decrease in the market for medical equipment as a result of the SARS situation and the opposite may be the case. In order to address the short term difficulties outlined above the Company is reassigning some sales and service personnel from SARS-affected areas such as Beijing, to other parts of the Country where business is continuing more or less as normal. The Company is monitoring the situation on a daily basis.

          In the health care services segment, the Company’s hospital, BJU, is not permitted to treat SARS patients since all SARS patients are to be treated at certain designated specialty hospitals. BJU has, however, been designated as a “diagnosis and information center” for expatriates in the SARS crisis. In terms of the economic impact of SARS on this segment, it is somewhat more clear than is the case with the other two segments, although still not quantifiable. SARS has resulted in a considerable number of expatriates in Beijing leaving the country. Since the majority of patients at BJU are members of the expatriate community this exodus will likely temporarily decrease the number of patients at BJU. The management at BJU is taking steps to control expenses as well as to undertake new SARS-related services such as evaluating whether a company’s employees are free of SARS symptoms, or can be certified “fit to travel.” In addition, and most importantly, BJU is increasing its marketing efforts aimed at the local Chinese community in order to keep the patient load as consistent as possible. BJU has already seen a growth in visits by new Chinese patients who have not sought care at the hospital prior to the SARS crisis. Many other hospitals in Beijing have been closed for non-SARS services, making BJU an attractive alternative for medical care to a wider patient base.

          The Company believes that any SARS-related impacts on equipment sales are short term and that revenue will be delayed but not lost. Chinese customers continue to have a demand for the Company’s products and are likely to resume purchasing them when SARS is brought under control.

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

          Within 90 days prior to the date of this report, the Company carried out an evaluation, including an evaluation at BJU, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) which is required to be included in its publicly filed reports. There have been no significant changes in the Company’s internal control or in other factors which could significantly affect internal controls since that evaluation.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits

The exhibits listed below are filed as a part of this quarterly report:

3.1	Certificate of Incorporation of the Company. Incorporated by reference to Annex B to the Company’s Proxy Statement on Schedule 14A, filed with the Securities and Exchange Commission on or about June 7, 2002 (the “Proxy Statement”)

3.2	By-laws of the Company. Incorporated by reference to Annex C to the Proxy Statement.

4.1	Form of Specimen Certificate of the Company’s Common Stock. Incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form SB-2 (No. 33-78446) (the “IPO Registration Statement”).

4.2	Form of Specimen Certificate of Class B Common Stock Certificate. Incorporated by reference to Exhibit 4.3 to the IPO Registration Statement.

10.1	The Company’s 1994 Stock Option Plan, as amended as of July 17, 2001. Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the six months ended June 30, 2001.

10.2	Lease Agreement, dated as of March 1994, between the Company and Central Properties Limited Partnership, relating to the Company’s Bethesda, Maryland facility. Incorporated by reference to Exhibit 10.4 to the IPO Registration Statement.

10.3	First Amendment to Lease, dated as of June 26, 1996, between the Company and Central Properties Limited Partnership, relating to additional space at the Company’s Bethesda, Maryland facility. Incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997.

10.4	Lease Agreement between the School of Posts and Telecommunications and the Company dated November 8, 1995. Incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995.

10.5	Amendments Numbers One, Two and Three to the Lease Agreement between the School of Posts and Telecommunications and the Company dated November 8, 1995, each such amendment dated November 26, 1996. Incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997.

10.6	Lease Agreement dated May 10, 1998, between the School of Posts and Telecommunications and the Company relating to the lease of additional space. Incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998.

10.7	Contractual Joint Venture Contract between the Chinese Academy of Medical Sciences Union Medical & Pharmaceutical Group Beijing Union Medical & Pharmaceutical General Corporation and the Company, dated September 27, 1995. Incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995.

10.8	First Investment Loan Manager Demand Promissory Note dated July 10, 1997 between First National Bank of Maryland and Chindex, Inc. Incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997.

10.9	Distribution Agreement dated October 11, 2001 between Siemens AG and the Company, Incorporated by reference to Exhibit 10.18 to the Company’s Quarterly Report on Form 10-Q for the nine months ended September 30, 2001.

10.10	Second amendment to lease, dated as of November 24, 2000, between the Company and Central Properties Limited Partnership, relating to the extension of the lease term for the Company’s Bethesda, Maryland offices. Incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

10.11	Employment Agreement, dated as of September 1, 2001, between the Company and Roberta Lipson. Incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

10.12	Employment Agreement, dated as of September 1, 2001, between the Company and Elyse Beth Silverberg. Incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

10.13	Employment Agreement, dated as of September 1, 2001, between the Company and Lawrence Pemble. Incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

10.14	Employment Agreement, dated as of September 1, 2001, between the Company and Robert C. Goodwin, Jr. Incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

10.15	Contractual Joint Venture Contract between Shanghai Changning District Central Hospital and the Company, dated February 9, 2002. Incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

10.16	Lease Agreement between Shanghai Changning District Hospital and the Company related to the lease of the building for Shanghai United Family Hospital. Incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

10.17	Lease Agreement between China Arts & Crafts Import & Export Corporation and Chindex (Beijing) Consulting Incorporated related to the lease of the building for the Company’s main office in Beijing+. Incorporated by reference to Exhibit 10.17 to the Company’s Quarterly Report on Form 10-Q for the six months ended June 30, 2002.

10.18	Agreement between Siemens AG and the Company for long term payment of vendor invoices. Incorporated by reference to Exhibit 10.18 to the Company’s Quarterly Report on Form 10-Q for the nine months ended September 30, 2002.

21.1	List of subsidiaries. Incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

31.1	Certification of the Company's Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of the Company's Principal Financial Officer Pursuant to Section 302 of the Sarbanes -Oxley Act of 2002 (filed herewith)

31.3	Certification of the Company's Principal Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of the Company’s Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.2	Certification of the Company’s Executive Vice President Finance Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.3	Certification of the Company’s Principal Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

*	Confidential treatment has been granted as to a portion of this Exhibit.

+	English translation of summary from Chinese original.

(b)     Reports on Form 8-K

     Reports on Form 8-K filed during the quarter ended March 31, 2003:

          On March 31, 2003, the Company filed a Current Report on Form 8-K reporting, under Item 8 and 9, a change in the Company’s fiscal year and Regulation FD disclosure.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHINDEX INTERNATIONAL, INC.

Dated: February 27, 2004	By: /S/ Lawrence Pemble

Lawrence Pemble

Executive Vice President Finance and Business Development

Dated: February 27, 2004	By: /S/ Ronald Zilkowski

Ronald Zilkowski

Senior Vice President Finance and Corporate Controller