Form 10-Q/A
period 2003-06-30
CHINDEX INTERNATIONAL INC
filed 2004-03-02
CIK 922717

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

EXPLANATORY NOTE

THIS QUARTERLY REPORT ON FORM 10-Q/A IS BEING FILED FOR THE PURPOSE OF AMENDING ITEM 2 OF PART I SOLELY TO (I) CORRECT MATHEMATICAL ERRORS, WITHOUT CHANGING FINANCIAL CONDITION, REVENUES, CASH FLOWS OR NET INCOME, INCLUDING CORRECTING WEIGHTED AVERAGE SHARES OUTSTANDING AMOUNTS TO GIVE EFFECT TO THE COMPANY'S ELEVEN-FOR-TEN STOCK SPLIT IN THE FORM OF A STOCK DIVIDEND DECLARED IN JUNE 2002 AND CORRESPONDING EARNINGS PER SHARE; AND (II) REFILE THE CERTIFICATIONS REQUIRED BY THE SARBANES-OXLEY ACT OF 2002. WE HAVE MADE NO FURTHER CHANGES TO THE PREVIOUSLY FILED 10-Q. ALL INFORMATION IN THIS QUARTERLY REPORT ON FORM 10-Q/A IS AS OF JUNE 30, 2003 AND DOES NOT REFLECT ANY SUBSEQUENT INFORMATION OR EVENTS.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CHINDEX INTERNATIONAL, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS

	June 30, 2003	March 31, 2003
	Unaudited	Unaudited
ASSETS
Current assets:
Cash and cash equivalents	$6,977,000	$5,956,000
Trade accounts receivable, less allowance for doubtful accounts of $1,233,000 and $1,001,000, respectively	12,231,000	15,030,000
Inventories, net	8,919,000	10,886,000
Income taxes receivable	718,000	133,000
Deferred tax	870,000	892,000
Other current assets	1,505,000	1,523,000

Total current assets	31,220,000	34,420,000
Property and equipment, net	7,404,000	7,285,000
Other	689,000	635,000

Total assets	$39,313,000	$42,340,000

LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$20,432,000	$22,865,000
Accrued contract training	952,000	930,000
Short term loan payable	1,392,000	696,000

Total current liabilities	22,776,000	24,491,000
Long term accounts payable	3,749,000	3,734,000

Total liabilities	26,525,000	28,225,000
Minority Interest	71,000	71,000
Stockholders’ equity:
Preferred stock, $.01 par value, authorized 5,000 none issued	—	—

Common stock, $.01 par value, 6,800,000 shares authorized, including 800,000 designated Class B:

Common stock - 1,469,548 and 1,466,616 shares issued	15,000	15,000
and outstanding at June 30 and March 31, respectively

Class B stock - 387,500 shares issued and	4,000	4,000
outstanding at June 30 and March 31

Additional capital	17,395,000	17,384,000
Accumulated other comprehensive income	9,000	9,000
Accumulated deficit	(4,706,000)	(3,368,000)

Total stockholders’ equity	12,717,000	14,044,000

Total liabilities, minority interest and stockholders’ equity	$39,313,000	$42,340,000

The accompanying notes are an integral part of the financial statements. Share information retroactively adjusted to give effect to the stock split, in the form of a stock dividend, announced by the Company on August 6, 2003 and having a record date of August 18, 2003.

CHINDEX INTERNATIONAL, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended
	June 30, 2003	June 30, 2002
Total sales and service revenue	$20,373,000	$14,968,000

Cost and Expenses
Cost of goods and services sold	14,703,000	9,995,000
Salaries and payroll taxes	4,334,000	3,455,000
Travel and entertainment	578,000	540,000
Other	2,484,000	1,575,000

Loss from operations	(1,726,000)	(597,000)
Minority interest	0	(23,000)
Other (expenses) and income
Interest expense	(56,000)	(7,000)
Interest income	15,000	12,000
Miscellaneous income — net	41,000	3,000

Loss before income taxes	(1,726,000)	(612,000)
Benefit from income taxes	388,000	201,000

Net loss	$(1,338,000)	$(411,000)

Net loss per common share — basic	$(0.72)	$(0.22)

Weighted average shares outstanding — basic	1,854,149	1,852,943

Net loss per common share — diluted	$(0.72)	$(0.22)

Weighted average shares outstanding — diluted	1,854,149	1,852,943

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

CHINDEX INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

							Accumulated
							Other
	Common Stock		Common Stock-Class B		Additional	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Total
Balance at January 1, 2002	1,314,638	$13,000	387,500	$4,000	$17,303,000	($3,701,000)	($8,000)	$13,611,000

Net income						259,000		259,000

Foreign currency translation adjustment							17,000	17,000

Comprehensive Income								276,000

July stock dividend	133,328	2,000				(2,000)		0

Options exercised	18,650	0			81,000			81,000

Balance at December 31, 2002	1,466,616	$15,000	387,500	$4,000	$17,384,000	($3,444,000)	$9,000	$13,968,000

Net income						76,000		76,000

Foreign currency
translation adjustment							0	0

Comprehensive Income								76,000

Balance at March 31, 2003 (unaudited)	1,466,616	$15,000	387,500	$4,000	$17,384,000	($3,368,000)	$9,000	$14,044,000

Net loss						(1,338,000)		(1,338,000)

Foreign currency translation adjustment							0	0

Comprehensive Loss								(1,338,000)

Options exercised	2,932	0			11,000			11,000

Balance at June 30, 2003 (unaudited)	1,469,548	$15,000	387,500	$4,000	$17,395,000	($4,706,000)	$9,000	$12,717,000

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

Note 4. NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted Loss Per Share (LPS) for the periods indicated:

This 10-Q/A is amended to correct weighted average shares outstanding amounts to give effect to the Company's eleven-for-ten stock split in the form of a stock dividend declared in June 2000 and corresponding earnings per share

	For the three months ended June 30, 2003
	Net Loss	Shares	Per-Share
	(Numerator)	(Denominator)	Amount

Net loss/Basic LPS	$(1,338,000)	1,854,149	$(0.72)

Effect of dilutive securities:

Warrants and options	—	—	—

Net loss/Diluted LPS	$(1,338,000)	1,854,149	$(0.72)

	For the three months ended June 30, 2002
	Net Loss	Shares	Per-Share
	(Numerator)	(Denominator)	Amount

Net loss/Basic LPS	$(411,000)	1,852,943	$(0.22)

Effect of dilutive securities:

Warrants and options	—	—	—

Net loss/Diluted LPS	$(411,000)	1,852,943	$(0.22)

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

Had compensation cost for the plan been determined as required under SFAS No. 123, “Accounting for Stock-Based Compensation,” amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” the Company’s pro forma net income (loss) and pro forma earnings (loss) per share would have been as follows:

	Three months ended June 30,
	2003	2002
Net loss
As reported	$(1,338,000)	$(411,000)

Pro Forma	$(1,340,000)	$(418,000)

Basic loss per share
As reported	$(0.72)	$(0.22)

Pro Forma	$(0.72)	$(0.23)

Diluted loss per share
As reported	$(0.72)	$(0.22)

Pro Forma	$(0.72)	$(0.23)

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

	Capital Medical	Healthcare Products	Healthcare Services	Total
	Equipment	Distribution

As of June 30, 2003:

Assets	$15,792,000	$11,328,000	$12,193,000	$39,313,000

For the quarter ended June 30, 2003:

Sales and service revenue	$6,198,000	$10,608,000	$3,567,000	$20,373,000

Gross Profit	1,138,000	1,325,000	n/a	n/a

Gross Profit %	18%	12%	n/a	n/a

Loss from operations	$(1,110,000)	$(236,000)	$(380,000)	$(1,726,000)

Other (expense), net				0

Minority interest				0

Loss before taxes				$(1,726,000)

	Capital Medical	Healthcare Products	Healthcare Services	Total
	Equipment	Distribution

As of March 31, 2003:

Assets	$19,521,000	$12,571,000	$10,248,000	$42,340,000

For the quarter ended June 30,2002:

Sales and service revenue	$4,637,000	$6,905,000	$3,426,000	$14,968,000

Gross Profit	1,020,000	982,000	n/a	n/a

Gross Profit %	22%	14%	n/a	n/a

(Loss) income from operations	$(697,000)	$(245,000)	$345,000	$(597,000)

Other income/(expense), net				8,000

Minority interest				(23,000)

Loss before taxes				$(612,000)

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