Form 10-Q/A
period 2003-09-30
CHINDEX INTERNATIONAL INC
filed 2004-03-02
CIK 922717

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

EXPLANATORY NOTE

THIS QUARTERLY REPORT ON FORM 10-Q/A IS BEING FILED FOR THE PURPOSE OF AMENDING ITEM 2 OF PART I SOLELY TO (I) CORRECT MATHEMATICAL ERRORS, WITHOUT CHANGING FINANCIAL CONDITION, REVENUES, CASH FLOWS OR NET INCOME, INCLUDING CORRECTING WEIGHTED AVERAGE SHARES OUTSTANDING AMOUNTS TO GIVE EFFECT TO THE COMPANY’S ELEVEN-FOR-TEN STOCK SPLIT IN THE FORM OF A STOCK DIVIDEND DECLARED IN JUNE 2002 AND CORRESPONDING EARNINGS PER SHARE; AND (II) REFILE THE CERTIFICATIONS REQUIRED BY THE SARBANES-OXLEY ACT OF 2002. WE HAVE MADE NO FURTHER CHANGES TO THE PREVIIOUSLY FILED 10-Q. ALL INFORMATION IN THIS QUARTERLY REPORT ON FORM 10-Q/A IS AS OF SEPTEMBER 30, 2003 AND DOES NOT REFLECT ANY SUBSEQUENT INFORMATION OR EVENTS.

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

CHINDEX INTERNATIONAL, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended		Six months ended
	September 30, 2003	September 30, 2002	September 30, 2003	September 30, 2002

Total sales and service revenue	$21,155,000	$17,801,000	$41,529,000	$32,769,000
Cost and Expenses
Cost of goods and services sold	14,003,000	11,440,000	28,707,000	21,435,000
Salaries and payroll taxes	3,883,000	3,392,000	8,217,000	6,847,000
Travel and entertainment	636,000	670,000	1,215,000	1,210,000
Other	2,180,000	1,796,000	4,664,000	3,371,000

Income (loss) from operations	453,000	503,000	(1,274,000)	(94,000)
Minority interest	0	(6,000)	0	(29,000)
Other (expenses) and income
Interest expense	(63,000)	(16,000)	(119,000)	(23,000)
Interest income	14,000	7,000	29,000	19,000
Miscellaneous (expenses) income — net	(27,000)	(88,000)	14,000	(86,000)

Income (loss) before income taxes	377,000	400,000	(1,350,000)	(213,000)
(Provision for) benefit from income taxes	(158,000)	(224,000)	230,000	(23,000)

Net income (loss)	$219,000	$176,000	$(1,120,000)	$(236,000)

Net income (loss) per common share — basic	$0.12	$0.09	$(0.60)	$(0.13)

Weighted average shares outstanding — basic	1,870,959	1,854,116	1,862,554	1,853,493

Net income (loss) per common share — diluted	$0.10	$0.09	$(0.60)	$(0.13)

Weighted average shares outstanding — diluted	2,220,125	1,936,718	1,862,554	1,853,493

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

Note 2. INVENTORIES

	September 30,	March 31,

	2003	2003

Merchandise inventory	$6,312,000	$7,933,000
Healthcare services inventory	258,000	221,000
Demonstration inventory, net	1,284,000	968,000
Parts and peripheral inventory	1,756,000	1,764,000

	$9,610,000	$10,886,000

Note 3. PROPERTY AND EQUIPMENT

	September 30,	March 31,

	2003	2003

Furniture and equipment	$6,134,000	$5,588,000
Vehicles	109,000	109,000
Leasehold improvements	5,984,000	5,851,000

	12,227,000	11,548,000
Less: accumulated depreciation and amortization	(4,837,000)	(4,263,000)

	$7,390,000	$7,285,000

Note 4. NET INCOME (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted Earnings Per Share (EPS) or Los Per Share (LPS) for the periods indicated:

	For the three months ended September 30, 2003

	Net Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Net income/Basic EPS	$219,000	1,870,959	$0.12
Effect of dilutive securities:
Warrants and options		349,166

Net income/Diluted EPS	$219,000	2,220,125	$0.10

	For the three months ended September 30, 2002

	Net Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Net income/Basic EPS	$176,000	1,854,116	$0.09
Effect of dilutive securities:
Warrants and options		82,602

Net income/Diluted EPS	$176,000	1,936,718	$0.09

	For the six months ended September 30, 2003

	Net Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Net loss/Basic LPS	$(1,120,000)	1,862,554	$(0.60)
Effect of dilutive securities:
Warrants and options		*

Net loss/Diluted LPS	$(1,120,000)	1,862,554	$(0.60)

	For the six months ended September 30, 2002

Net Income		Shares	Per-Share
(Numerator)		(Denominator)	Amount
Net loss/Basic LPS	$(236,000)	1,853,493	$(0.13)
Effect of dilutive securities:
Warrants and options		*

Net loss/Diluted LPS	$(236,000)	1,853,493	$(0.13)

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

Had compensation cost for the plan been determined as required under SFAS No. 123, “Accounting for Stock-Based Compensation,” amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” the Company’s pro forma net income (loss) and pro forma earnings (loss) per share would have been as follows:

	Three months ended September 30,		Six months ended September 30,

	2003	2002	2003	2002

Net income (loss)
As reported	$219,000	$176,000	$(1,120,000)	$(236,000)
Pro Forma	$217,000	$169,000	$(1,125,000)	$(249,000)
Basic income (loss) per share
As reported	$0.12	$0.09	$(0.60)	$(0.13)
Pro Forma	$0.12	$0.09	$(0.60)	$(0.13)
Diluted income (loss) per share
As reported	$0.10	$0.09	$(0.60)	$(0.13)
Pro Forma	$0.10	$0.09	$(0.60)	$(0.13)

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