Form 10-Q/A
period 2003-12-31
CHINDEX INTERNATIONAL INC
filed 2004-03-02
CIK 922717

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

The number of shares outstanding of each of the issuer’s class of common equity, as of February 3, 2004, was 3,043,152 shares of Common Stock and 775,000 shares of Class B Common Stock.

EXPLANATORY NOTE

THIS QUARTERLY REPORT ON 10-Q/A IS BEING FILED FOR THE PURPOSE OF AMENDING ITEMS 1 AND 2 OF PART I SOLELY TO (I) CORRECT MATHEMATICAL ERRORS, WITHOUT CHANGING FINANCIAL CONDITION, REVENUES, CASH FLOWS OR NET INCOME, INCLUDING CORRECTING WEIGHTED AVERAGE SHARES OUTSTANDING AMOUNTS TO GIVE EFFECT TO THE COMPANY’S ELEVEN-FOR-TEN STOCK SPLIT IN THE FORM OF A STOCK DIVIDEND DECLARED IN JUNE 2002 AND CORRESPONDING EARNINGS PER SHARE; AND (II) REFILE THE CERTIFICATIONS REQUIRED BY THE SARBANES-OXLEY ACT OF 2002. WE HAVE MADE NO FURTHER CHANGES TO THE PREVIOUSLY FILED 10-Q. ALL INFORMATION IN THIS QUARTERLY REPORT ON FORM 10-Q/A IS AS OF DECEMBER 31, 2003 AND DOES NOT REFLECT ANY SUBSEQUENT INFORMATION OR EVENTS.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CHINDEX INTERNATIONAL, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited)

	December 31, 2003	March 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$4,952,000	$5,956,000
Trade accounts receivable, less allowance for doubtful accounts of $1,462,000 and $1,001,000, respectively	14,205,000	15,030,000
Inventories, net	9,567,000	10,886,000
Income taxes receivable	0	133,000
Deferred tax	1,742,000	892,000
Other current assets	2,218,000	1,523,000

Total current assets	32,684,000	34,420,000
Property and equipment, net	8,869,000	7,285,000
Other	570,000	635,000

Total assets	$42,123,000	$42,340,000

LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$21,756,000	$22,865,000
Accrued contract training	804,000	930,000
Short term loan payable	6,499,000	696,000
Income taxes payable	112,000	0

Total current liabilities	29,171,000	24,491,000
Long term loan payable	154,000	3,734,000

Total liabilities	29,325,000	28,225,000
Minority interest	10,000	71,000
Stockholders’ equity:
Preferred stock, $.01 par value, authorized 500,000 none issued	—	—
Common stock, $.01 par value, 6,800,000 shares authorized, including 800,000 designated Class B:
Common stock — 3,043,152 and 2,933,232 shares issued and outstanding at December 31 and March 31, respectively	30,000	29,000
Class B stock — 775,000 shares issued and outstanding at December 31 and March 31, respectively	8,000	8,000
Additional capital	17,602,000	17,366,000
Accumulated other comprehensive income	9,000	9,000
Accumulated deficit	(4,861,000)	(3,368,000)

Total stockholders’ equity	12,788,000	14,044,000

Total liabilities, minority interest and stockholders’ equity	$42,123,000	$42,340,000

The accompanying notes are an integral part of the financial statements. Share information retroactively adjusted to give effect to the stock splits, each in the form of a 100% stock dividend, announced by the Company on August 6, 2003 and December 29, 2003.

CHINDEX INTERNATIONAL, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended		Nine months ended
	December 31,2003	December 31,2002	December 31,2003	December 31,2002
Total sales and service revenue	$21,630,000	$22,270,000	$63,159,000	$55,039,000
Cost and Expenses
Cost of goods and services sold	14,124,000	15,192,000	42,831,000	36,627,000
Salaries and payroll taxes	4,325,000	3,573,000	12,541,000	10,420,000
Travel and entertainment	844,000	954,000	2,060,000	2,164,000
Other	2,858,000	2,069,000	7,522,000	5,440,000

(Loss) income from operations	(521,000)	482,000	(1,795,000)	388,000
Minority interest	0	79,000	0	50,000
Other (expenses) and income
Interest expense	(67,000)	(27,000)	(186,000)	(50,000)
Interest income	10,000	25,000	39,000	44,000
Miscellaneous income (expenses) -net	76,000	(22,000)	90,000	(108,000)

(Loss) income before income taxes	(502,000)	537,000	(1,852,000)	324,000
Benefit from (provision for) income taxes	119,000	150,000	349,000	127,000

Net (loss) income	$(383,000)	$687,000	$(1,503,000)	$451,000

Net (loss) income per common share — basic	$(0.10)	$0.19	$(0.40)	$0.12

Weighted average shares outstanding — basic	3,757,370	3,708,232	3,735,861	3,707,402

Net (loss) income per common share — diluted	$(0.10)	$0.19	$(0.40)	$0.12

Weighted average shares outstanding — diluted	3,757,370	3,713,415	3,735,861	3,757,781

The accompanying notes are an integral part of the financial statements. Share information retroactively adjusted to give effect to the stock splits, each in the form of a 100% stock dividend. The stock splits were announced by the Company on August 6, 2003 with a record date of August 18, 2003 and on December 29, 2003 with a record date of January 10, 2004.

CHINDEX INTERNATIONAL, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended December 31,
	2003	2002
OPERATING ACTIVITIES
Net (loss) income	$(1,503,000)	$451,000
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	961,000	772,000
Inventory write-down	99,000	101,000
Provision for doubtful accounts	461,000	280,000
Deferred tax benefits	(850,000)	(660,000)
Minority interest	0	(50,000)

Changes in operating assets and liabilities:
Trade receivables	364,000	(4,010,000)
Inventories	1,220,000	(2,146,000)
Income taxes, net	245,000	348,000
Other current assets	(694,000)	147,000
Other assets	64,000	71,000
Accounts payable and other liabilities	(1,235,000)	4,871,000

Net cash (used in) provided by operating activities	(868,000)	175,000

INVESTING ACTIVITIES
Purchases of property and equipment	(2,545,000)	(3,067,000)
Investment in equity joint venture	0	(2,000)

Net cash used in investing activities	(2,545,000)	(3,069,000)

FINANCING ACTIVITIES
Proceeds of short term loan payable	2,223,000	4,855,000
Exercise of stock options	247,000	25,000
Funds (paid to) received from minority investor	(61,000)	120,000

Net cash provided by financing activities	2,409,000	5,000,000

Effect of foreign exchange rate changes on cash and cash equivalents	0	(3,000)

Net (decrease) increase in cash and cash equivalents	(1,004,000)	2,103,000
Cash and cash equivalents at beginning of period	5,956,000	4,313,000

Cash and cash equivalents at end of period	$4,952,000	$6,416,000

The accompanying notes are an integral part of the financial statements.

CHINDEX INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

							Accumulated
	Common Stock		Common Stock-Class B				Other
					Additional	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	(Loss)/Income	Total

Balance at January 1, 2002	657,319	$7,000	193,750	$2,000	$17,303,000	($3,693,000)	($8,000)	$13,611,000

Net income						259,000		259,000
Foreign currency translation adjustment							17,000	17,000

Comprehensive Income								276,000
July stock dividend	66,664	0						0
Options exercised	9,325	0			81,000			81,000

Balance at December 31, 2002	733,308	$7,000	193,750	$2,000	$17,384,000	($3,434,000)	$9,000	$13,968,000

Net income						76,000		76,000
Foreign currency translation adjustment							0	0

Comprehensive Income								76,000

Balance at March 31, 2003 (unaudited)	733,308	$7,000	193,750	$2,000	$17,384,000	($3,358,000)	$9,000	$14,044,000

Net loss						(1,503,000)		(1,503,000)
Foreign currency translation adjustment							0	0

Comprehensive Loss								(1,503,000)
Options exercised	44,631	1,000			246,000			247,000
2:1 Stock Dividend 8/03	743,499	7,000	193,750	2,000	(9,000)			0

2:1 Stock Dividend 1/04	1,521,714	15,000	387,500	4,000	(19,000)			0

Balance at December 31,2003 (unaudited)	3,043,152	$30,000	775,000	$8,000	$17,602,000	($4,861,000)	$9,000	$12,788,000

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

Note 4. NET INCOME (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted Earnings Per Share (EPS) or Loss Per Share (LPS) for the periods indicated: This 10Q/A is amended to correct weighted average shares outstanding amounts to give effect to the Company’s eleven-for-ten stock split in the form of a stock dividend declared in June 2002 and corresponding earnings per share.

	For the three months ended December 31, 2003
	Net Loss	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Net loss/Basic LPS	$(383,000)	3,757,370	$(0.10)
Effect of dilutive securities:
Warrants and options		*

Net loss/Diluted LPS	$(383,000)	3,757,370	$(0.10)

	For the three months ended December 31, 2002
	Net Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Net income/Basic EPS	$687,000	3,708,232	$0.19
Effect of dilutive securities:
Warrants and options		5,183

Net income/Diluted EPS	$687,000	3,713,415	$0.19

	For the nine months ended December 31, 2003
	Net Loss	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Net loss/Basic LPS	$(1,503,000)	3,735,861	$(0.40)
Effect of dilutive securities:
Warrants and options		*

Net loss/Diluted LPS	$(1,503,000)	3,735,861	$(0.40)

	For the nine months ended December 31, 2002
	Net Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Net income/Basic EPS	$451,000	3,707,402	$0.12
Effect of dilutive securities:
Warrants and options		50,379

Net income/Diluted EPS	$451,000	3,757,781	$0.12

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

	Medical Capital	Healthcare Products
	Equipment	Distribution	Healthcare Services	Total

As of December 31, 2003:
Assets	$17,382,000	$9,526,000	$15,215,000	$42,123,000
For the three months ended December 31, 2003:
Sales and service revenue	$8,238,000	$8,850,000	$4,541,000	$21,630,000
Gross Profit	2,019,000	1,364,000	n/a	n/a
Gross Profit %	25%	15%	n/a	n/a
Loss (income) from operations	$(634,000)	$127,000	$(14,000)	$(521,000)
Other income, net				19,000
Minority interest				0
Loss before taxes				$(502,000)

	Medical Capital	Healthcare Products
	Equipment	Distribution	Healthcare Services	Total

As of March 31, 2003:
Assets	$19,521,000	$12,571,000	$10,248,000	$42,340,000
For the three months ended December 31, 2002:
Sales and service revenue	$9,713,000	$8,980,000	$3,577,000	$22,270,000
Gross Profit	2,766,000	1,112,000	n/a	n/a
Gross Profit %	28%	12%	n/a	n/a
Income (loss) from operations	$590,000	$(102,000)	$(6,000)	$482,000
Other expense, net				(24,000)
Minority interest				79,000
Income before taxes				$537,000

	Medical Capital	Healthcare Products
	Equipment	Distribution	Healthcare Services	Total

As of December 31, 2003:
Assets	$17,382,000	$9,526,000	$15,215,000	$42,123,000
For the nine months ended December 31, 2003:
Sales and service revenue	$23,991,000	$27,690,000	$11,478,000	$63,159,000
Gross Profit	6,374,000	3,614,000	n/a	n/a
Gross Profit %	27%	13%	n/a	n/a
Loss from operations	$(690,000)	$(456,000)	$(649,000)	$(1,795,000)
Other expense, net				(57,000)
Minority interest				0
Loss before taxes				$(1,852,000)

	Medical Capital	Healthcare Products
	Equipment	Distribution	Healthcare Services	Total

As of March 31, 2003:
Assets	$19,521,000	$12,571,000	$10,248,000	$42,340,000
For the nine months ended December 31, 2002:
Sales and service revenue	$22,055,000	$22,820,000	$10,164,000	$55,039,000
Gross Profit	6,383,000	3,089,000	n/a	n/a
Gross Profit %	29%	14%	n/a	n/a
Income (loss) from operations	$372,000	$(478,000)	$494,000	$388,000
Other expense, net				(114,000)
Minority interest				50,000
Income before taxes				$324,000

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

Other Income and Expenses

     Interest expense on short-term debt of $6,499,000 and long-term debt of $154,000 amounted to $67,000 whereas the company had only $27,000 expense in the prior period. Over $3,500,000 of debt was incurred for the development of SHU that is currently under construction (see Liquidity and Capital Resources).

Taxes

     The Company recorded a $119,000 tax benefit for the three months ended December 31, 2003 as compared to a tax benefit of $150,000 for the three months ended December 31, 2002.

Nine months ended December 31, 2003 compared to nine months ended December 31, 2002

     The Company’s revenue for the nine months ended December 31, 2003 was $63,159,000, up 15% from the nine months ended December 31, 2002 revenue (which included $3,500,000 of loan sales) of $55,039,000. The Company experienced continued growth in each of the three segments of the business, with revenue growth of 9% in the medical capital equipment segment, 21% in the healthcare products distribution segment, and 13% in the healthcare services segment, compared to the same period last year. Costs and expenses were $64,954,000 for the period as compared with costs and expenses of $54,651,000 for the nine months ended December 31, 2002. The nature of the increased costs in particular segments is discussed below. In addition, there were a number of increased costs for the corporation as a whole. These include salary and professional fees related to the upgrade of the Company’s data systems in China, increased accounting and legal fees, and increased rent and associated costs related to the Company’s new offices in Beijing. The Company recorded a net loss of $1,503,000 for the nine months ended December 31, 2003, as compared to net income of $451,000 for the nine months ended December 31, 2002.

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

Medical Capital Equipment Segment

     The medical capital equipment segment exports high quality Western medical capital equipment to the China market. In the nine months ended December 31, 2003 this segment had revenue of $23,991,000, a 9% increase over revenue of $22,055,000 in the nine months ended December 31, 2002. Loss from operations was $690,000 in the recent period compared with income from operations of $372,000 in the prior period.

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

Other Income and Expenses

     Interest expense on short-term debt of $6,499,000 and long term debt of $154,000 amounted to $186,000 whereas the company had $50,000 the prior period. Over $3,500,000 of debt is for the development of SHU that is currently under construction (see Liquidity and Capital Resources).

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

     Short-term loan payables were made up of bank loans of $2,873,000 and extended payment accounts payable by one vendor of $3,626,000. The vendor accounts payable relates to the provision of financing for SHU (discussed below). Under this program, the vendor has agreed to provide continuing credit facilities for purchases for a 7 year period, each grant of credit expiring at the end of 18 months and replaced by subsequent purchases and payables. The classification from long-term to short-term is a result of this timing of the first group of payables under this program being now less than 12 months. The company is currently in discussions about the re-timing of the loans.

     The Company is currently renovating and outfitting its hospital facility in Shanghai, which is being primarily financed through vendor financing and local bank borrowings. The Company has signed an agreement with a major supplier whereby the supplier has agreed to provide long term (one and one-half years on transactions to date) payment terms on the Company’s purchases of medical equipment from the supplier. The arrangement continues for seven years and carries an interest component of five percent. Due to this vendor financing the Company has recorded a short-term accounts payable of $3,780,000 as of December 31, 2003. The funds will be available to cover design and construction costs. The design work for SHU has been completed as has the interior demolition work and construction of the interior is well under way. The construction principally has been and will be interior construction since the building itself already exists. The estimate for design and construction costs (including demolition) is approximately $4.2 million. The Company has not finalized its agreement in principle with the Changning Branch of the Industrial and Commercial Bank (ICBC) for the loan of up to $3 million for the purchase of medical equipment and has decided to commence negotiations with the Hong Kong and Shanghai Banking Corporation (HSBC), with which the Company has an existing loan relationship relating to the Beijing United Hospital. While the Shanghai Municipality has adopted new lending policies that require all registered capital to have been contributed prior to allowing SHU to borrow locally, the Company believes, but cannot be assured, that this requirement will not be applied to the Company. If it is applied to the Company, then the final payment of $900,000 of registered capital which is scheduled for June of 2004 will be accelerated in order to complete negotiations for the local loan and keep the project on schedule. The Company will continue to explore additional financing opportunities but there are no assurances that such additional financing will be available.

     As of December 31, 2003, letters of credit issued by the Company’s principal bank M&T Bank, in the amounts of approximately $226,000 were outstanding under the line of credit facility. Borrowings under the credit facility were $1,291,000, which bear interest at 1% over the three-month London Interbank Offered Rate (“LIBOR”). Beijing United has a short term financing arrangement in China with Hongkong Shanghai Banking Corp. (“HSBC”) for $600,000 in revolving loans. Terms of the agreement include interest at 1.75% over the three-month Singapore Interbank Money Market Offer Rate (“SIBOR”). Beijing United has agreed to utilize HSBC for a certain portion of its credit card settlement business. Also, a new line of credit for up to $1,200,000 carries an interest rate of 2.25% over SIBOR and has a term of up to three years. As of December 31, 2003, both lines of credit were fully utilized. The Company has issued a guarantee of repayment covering the full $1.8 million credit on behalf of Beijing United.

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

PART II. OTHER INFORMATION

ITEM 2 — CHANGES IN SECURITIES AND USE OF PROCEEDS

     As noted in Item 4 below, at a special meeting of stockholders held on December 23, 2003, the Company’s stockholders approved an increase in the number of authorized shares of Common Stock from 2,300,000 to 6,000,000. As a result of this increase, the Company’s authorized capitalization consists of 7,300,000 shares, consisting of 6,000,000 shares of Common Stock, par value $.01 per share (of which 3,043,152 shares were outstanding as of February 3, 2004), 800,000 shares of Class B Common Stock, par value $.01 per share (of which 775,000 shares were outstanding as of February 3, 2004), and 500,000 shares of Preferred Stock, par value $.01 per share (none of which shares were outstanding as of February 3, 2004). The increase in the number of authorized shares of Common Stock does not affect the rights of the holders of currently outstanding Common Stock, except for the effects incidental to increasing the number of shares of Common Stock outstanding in the event that additional shares are issued, subject to the terms of such issuance.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

The exhibits listed below are filed as a part of this quarterly report:

3.1	Certificate of Incorporation of the Company. Incorporated by reference to Annex B to the Company’s Proxy Statement on Schedule 14A, filed with the Securities and Exchange Commission on or about June 7, 2002 (the “Proxy Statement”).

3.2	Certificate of Amendment to Certificate of Incorporation of the Company filed September 26, 2003. Incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2003.

3.3	Certificate of Amendment to Certificate of Incorporation of the Company filed December 23, 2003. Incorporated by reference to Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31,2003.

3.4	By-laws of the Company. Incorporated by reference to Annex C to the Proxy Statement.

4.1	Form of Specimen Certificate of the Company’s Common Stock. Incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form SB-2 (No. 33-78446) (the “IPO Registration Statement”).

4.2	Form of Specimen Certificate of Class B Common Stock Certificate. Incorporated by reference to Exhibit 4.3 to the IPO Registration Statement.

10.1	The Company’s 1994 Stock Option Plan, as amended as of July 17, 2001. Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the six months ended June 30, 2001.

10.2	Lease Agreement, dated as of March 1994, between the Company and Central Properties Limited Partnership, relating to the Company’s Bethesda, Maryland facility. Incorporated by reference to Exhibit 10.4 to the IPO Registration Statement.

10.3	First Amendment to Lease, dated as of June 26, 1996, between the Company and Central Properties Limited Partnership, relating to additional space at the Company’s Bethesda, Maryland facility. Incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997.

10.4	Lease Agreement between the School of Posts and Telecommunications and the Company dated November 8, 1995. Incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995.

10.5	Amendments Numbers One, Two and Three to the Lease Agreement between the School of Posts and Telecommunications and the Company dated November 8, 1995, each such amendment dated November 26, 1996. Incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997.

10.6	Lease Agreement dated May 10, 1998, between the School of Posts and Telecommunications and the Company relating to the lease of additional space. Incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998.

10.7	Contractual Joint Venture Contract between the Chinese Academy of Medical Sciences Union Medical & Pharmaceutical Group Beijing Union Medical & Pharmaceutical General Corporation and the Company, dated September 27, 1995. Incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995.

10.8	First Investment Loan Manager Demand Promissory Note dated July 10, 1997 between First National Bank of Maryland and Chindex, Inc. Incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997.

10.9	Distribution Agreement dated October 11, 2001 between Siemens AG and the Company, Incorporated by reference to Exhibit 10.18 to the Company’s Quarterly Report on Form 10-Q for the nine months ended September 30, 2001.

10.10	Second amendment to lease, dated as of November 24, 2000, between the Company and Central Properties Limited Partnership, relating to the extension of the lease term for the Company’s Bethesda, Maryland offices. Incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

10.11	Employment Agreement, dated as of September 1, 2001, between the Company and Roberta Lipson. Incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

10.12	Employment Agreement, dated as of September 1, 2001, between the Company and Elyse Beth Silverberg. Incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

10.13	Employment Agreement, dated as of September 1, 2001, between the Company and Lawrence Pemble. Incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

10.14	Employment Agreement, dated as of September 1, 2001, between the Company and Robert C. Goodwin, Jr. Incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

10.15	Contractual Joint Venture Contract between Shanghai Changning District Central Hospital and the Company, dated February 9, 2002. Incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

10.16	Lease Agreement between Shanghai Changning District Hospital and the Company related to the lease of the building for Shanghai United Family Hospital. Incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

10.17	Lease Agreement between China Arts & Crafts Import & Export Corporation and Chindex (Beijing) Consulting Incorporated related to the lease of the building for the Company’s main office in Beijing+. Incorporated by reference to Exhibit 10.17 to the Company’s Quarterly Report on Form 10-Q for the six months ended June 30, 2002.

10.18	Agreement between Siemens AG and the Company for long term payment of vendor invoices. Incorporated by reference to Exhibit 10.18 to the Company’s Quarterly Report on Form 10-Q for the nine months ended September 30, 2002.

21.1	List of subsidiaries. Incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

31.1	Certification of the Company’s Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of the Company’s Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.3	Certification of the Company’s Principal Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of the Company’s Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.2	Certification of the Company’s Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.3	Certification of the Company’s Principal Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

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