Form 10-K
period 2004-03-31
CHINDEX INTERNATIONAL INC
filed 2004-06-29
CIK 922717

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

                              EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED MARCH 31, 2004

                           Commission File No. 0-24624

                           CHINDEX INTERNATIONAL, INC.

             (Exact name of registrant as specified in its charter)

                                 [Chindex Logo]

             DELAWARE                                13-3097642
   (State or other jurisdiction of       (I.R.S. Employer Identification No.)
   incorporation or organization)

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

The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of September 30, 2003 (the last business day of the registrant's most recently completed second fiscal quarter) was approximately $24,703,000.

The number of shares outstanding of each of the issuer's class of common equity, as of June 23, 2004, was 4,551,152 shares of Common Stock and 775,000 shares of Class B Common Stock.

Documents Incorporated by Reference: Part III: Proxy Statement.

                                     PART I

ITEM 1.   BUSINESS

GENERAL

     Chindex International, Inc., founded in 1981, is an American company operating in several healthcare sectors of the Chinese marketplace, including Hong Kong. Revenue is generated from the sale of healthcare equipment and products and the provision of healthcare services. The Company operates in three segments:

     o MEDICAL CAPITAL EQUIPMENT DIVISION. This division markets, sells and facilitates the export of select capital healthcare equipment and instrumentation to China on the basis of both exclusive and non-exclusive agreements with the manufacturers of these products. Chindex believes that it is the largest independent U.S. distributor of healthcare equipment in China. For the fiscal year ended March 31, 2004, the Medical Capital Equipment Division accounted for 38% of our revenue.

     o HEALTHCARE PRODUCTS DISTRIBUTION DIVISION. This division, through a network of wholly owned foreign subsidiaries in China, imports and distributes off-the-shelf healthcare instrumentation and health-related consumable products developed by third parties. For the fiscal year ended March 31, 2004, the Healthcare Products Distribution Division accounted for 44% of the Company's revenue.

     o HEALTHCARE SERVICES DIVISION. This division operates the Company's private hospital and clinics. Beijing United Family Hospital and Clinics (BJU) opened in 1997 and Shanghai United Family Hospital and Clinics (SHU), is scheduled to open in 2004. In 2002, we opened our first satellite clinic associated with BJU in Shunyi County outside of Beijing. For the fiscal year ended March 31, 2004, the Healthcare Services Division accounted for 18% of the Company's revenue.

MEDICAL CAPITAL EQUIPMENT

     On the basis of exclusive and non-exclusive distribution agreements, Chindex offers manufacturers of quality medical capital equipment access to the greater Chinese marketplace through a wide range of marketing, sales, and technical services for their products. Through a matrix of dedicated marketing and technical service departments, local area product and technical specialists, and local area territory representatives and clinical application specialists, we provide comprehensive marketing coverage on behalf of our clients and suppliers on a nationwide basis. Marketing efforts are based on annual marketing plans developed by each marketing department within Chindex for each product, and normally include attendance at a variety of trade shows throughout China, advertisement in leading Chinese industrial, trade, and clinical journals, production of Chinese language product literature for dissemination to the potential customer base, direct mail and telemarketing campaigns, and other product promotions.

     The medical capital equipment operations in China are managed by our medical department, which focuses on exporting quality Western medical capital equipment to the China market. These export sales are denominated in U.S. dollars and are made to China's larger hospitals. The medical department is organized both by clinical or therapeutic product specialty and by region.

     The medical department markets its products directly to hospitals, through hospital administrators and the doctors who are the ultimate users of the products. There is virtually no private practice of medicine in China and all physicians are affiliated with hospitals or similar institutions. Our marketing is addressed to all relevant participants in the purchasing decision, including the doctors and hospital administrators. Chindex has sold products to more than 2,000 hospitals in China, many of which have been repeat customers.

     Most purchases of the medical capital equipment sold by Chindex in China, regardless of the nature of the end-user, are made through foreign trade corporations, or FTCs. Although the purchasing decision is made by the end-user, which may be an individual or a group having the required approvals from their administrative organizations, we enter into formal purchase contracts with FTCs. The FTCs make purchases on behalf of the end-users and are legally authorized by the Chinese government to conduct import business. These organizations are chartered and regulated by the government and are formed to facilitate foreign trade. We market our products directly to end-users, but in consummating a sale we also must interact with the particular FTC representing the end-user. For this reason, we seek to maintain ongoing relationships with the FTCs in our industries.

     Chindex maintains a separate technical service unit, which is closely tied to the medical department. The Company is responsible for the technical support of virtually all the medical equipment that it sells. To support our capital healthcare equipment business, we own and operate a full-service technical service center. This service center supports spare parts inventories and factory-trained service engineers on a nationwide basis. It also makes use of a joint venture organization, the Chindex Meheco technical service center, which provides access to bonded warehousing facilities. This joint venture is a true contractual joint venture with each party assuming different responsibilities. Chindex handles the daily management while Meheco handles many of the customs and approval issues related to the importation of parts. Meheco also takes responsibility for the sale of some parts and the collection of payment for them.

     Since 1995, Chindex has from time to time helped arrange government-backed financing to help hospitals in China finance their purchases of medical equipment from the Company. Such financing has included loan guarantees from the U.S. Ex-Im Bank as well as commercial financing that is guaranteed by the Chinese government but without Ex-Im Bank participation. While these transactions are primarily used to promote purchases of the products that the Company exclusively distributes in China, equipment manufactured by other suppliers has also been incorporated. Sales utilizing government-backed financing are different from the standard sales of capital equipment in a number of ways. A standard sale will usually involve one hospital purchasing a single item of equipment by using a letter of credit. This, of course, requires that the hospital have the funds available at the time of the purchase. In a sale involving government-backed financing, a financing package is made available at attractive interest rates to a number of hospitals as part of a hospital improvement project approved by the Chinese government. The hospital is able to arrange to pay for the equipment over a number of years instead of having to have all the funds available up front. Since the hospitals involved in a project are likely to desire to purchase a variety of equipment, including equipment not normally supplied by Chindex, such sales involve Chindex establishing new relationships with suppliers in order to present the hospital with the package of equipment that it desires. Although these and other differences exist, ultimately sales that utilize government-backed financing are simply another way of financing the sale of equipment.

     Among the products sold by the Medical Capital Equipment Division are diagnostic color ultrasound imaging devices, chemistry analyzers, sterilizers, surgical equipment, computerized electrophysiology systems, bone densitometers, mammography and breast biopsy devices, Pneumatic tube systems, and image-guided surgery and stereotactic radiosurgery systems.

HEALTHCARE PRODUCTS DISTRIBUTION

     Through our Healthcare Products Distribution, or HPD, division, Chindex offers foreign manufacturers a unique nationwide distribution system for low price medical devices and consumables sold in hospitals, home healthcare, and other products sold to consumers in retail pharmacies. With an established distribution network, the Company's HPD division is poised to take advantage of new opportunities created by China's WTO-based liberalization, as well as Chinese government-mandated consolidation in the distribution industry, and to continue to leverage our experience and increasing scale of operations.

     Through a network of wholly foreign-owned enterprise, or WFOE, companies, chartered in China's free trade zones, the HPD division imports healthcare and other products into China, carries them in inventory, sells them downstream for local currency, and pays the suppliers in foreign exchange obtained legally under Chinese regulations.

     The HPD division imports products into China via two Chindex subsidiaries that it operates, one domiciled in the Shanghai Waigaoqiao Free Trade Zone and the other in the Tianjin Free Trade Zone.

     Our HPD division is comprised of three primary business units:

     o    Retail Pharmacy Sales;

     o    Hospital Dealer Sales; and

     o    Logistic Services.

     RETAIL PHARMACY SALES

     Our HPD retail products business unit is focused on distribution, including sales and marketing, of branded healthcare and health-related consumer products through China's burgeoning retail pharmacy sector. Sales began in mid-1998 in Shanghai and plans call for coverage of all of the major pharmacies in the top 30 urban markets. The Company currently distributes to 36 cities and nearly 350 stores, doing business with eight of the top ten retail pharmacy chains in China.

     Our personalized, high service approach calls for coverage of all partner outlets by a field force of customer service representatives. Several new product areas are under development in parallel with growing distribution capabilities. All of these branded healthcare and health-related consumer products are subject to a strict regulatory regime in China and the process of registration of the products often presents substantial difficulties.

     Chindex initiated retail pharmacy distribution through a partnership with the L'Oreal Group, the world's largest producer of cosmetic products. In 1998, under a partnership agreement, Chindex became the exclusive distributor of a prominent brand of health-oriented cosmetics and skin care products. Chindex's ability to closely control both inventory and distribution in China has proven successful in both the test market and expansion phases of distribution for this product line. Chindex currently has exclusive distribution rights to certain premier brands, which are marketed through its Retail Pharmacy Sales channel.

     HOSPITAL DEALER SALES

     Through our Hospital Dealer Sales division, Chindex HPD taps the market for quality imported medical consumables and low-priced instrumentation via a network of sub-distributors located throughout China. The network includes over two hundred active accounts which cover all of China's 350 hospitals with more than 500 beds. These hospitals account for approximately 80% of the demand for imports in China.

     Chindex provides marketing, logistical and distribution services to a number of manufacturers of medical instrumentation and consumables.

     LOGISTICS SERVICES

     Chindex logistics is the core of the HPD division, as it is through this business unit that we operate the import and distribution channels for bringing products to buyers nationwide. This business unit provides customized logistics services to other Chindex departments and business units, as well as to outside clients on a third party logistics basis. Chindex logistics services allow clients to avoid having to immerse themselves in the minutiae of China's opaque and heavily-regulated distribution sector so that they can focus on providing solutions to their end-user customers in China. The logistics services cover all aspects of importing products and delivering them to the local customers' sites as well as value-added administrative and financial services. In addition to providing logistics support to internal clients, Chindex logistics provides third party logistics services to providers of products related to our core healthcare and health-related markets.

HEALTHCARE SERVICES

     In 1994, using our expertise in healthcare as a foundation, we began a long-term program to establish a private hospital network in China. In 1997, we opened Beijing United Family Hospital and Clinics (BJU), marking the successful completion of the first phase of our program. BJU is the first officially approved private, international-standard hospital in China. Future phases of Chindex's private hospital network program are planned to expand delivery of international-standard healthcare services to China's growing middle class throughout the country.

     BEIJING UNITED FAMILY HOSPITAL AND CLINICS

     BJU is a unique, state-of-the-art, fee-for-service, 50-bed specialty hospital providing primary family care for expatriates and Chinese citizens in Beijing. The hospital is housed in a modern facility in the eastern section of Beijing, and features seven 5-star birthing suites, three operating theaters, a medical - surgical inpatient ward, a pediatric ward, two executive VIP suites, a neonatal intensive care unit, an adult intensive care unit, nursery, a clinical laboratory, extensive digital diagnostic imaging facilities, a pharmacy, 24 hours emergency department and six outpatient clinics.

     BJU completed a significant expansion development program in 2002 resulting in a doubling of the hospital's capacity. In 2002, BJU also began to fulfill our strategy of expansion through well-placed satellite clinics, with the opening of the Beijing United Family Clinic - Shunyi, or the Shunyi Clinic. The Shunyi Clinic is the first satellite clinic associated with BJU and is the only outpatient clinic located in the densely expatriate-populated suburb of Shunyi County. It is also located near the International School of Beijing. This clinic has further broadened the patient base of BJU and subsequently the referral base for BJU's inpatient services. Plans are also underway to open additional affiliated satellite clinics throughout Beijing, expanding upon this initial program to provide outpatient services

     Emphasizing the need for well-care (routine visits in the absence of illness) and patient-centered care (involving the patient in health care decisions), BJU offers a full range of top-quality family healthcare services, including mental health services, for men, women and children. The hospital is staffed by a mix of Western and Chinese physicians and operates in accordance with international hospital standards. BJU is also committed to community outreach programs and offers healthcare education classes, including CPR, Lamaze, and Stress Management.

     BJU was the first officially approved healthcare joint venture to provide international-standard healthcare services in China. An international standard hospital not only provides healthcare services at a level generally recognized and accepted internationally in the developed world, but also manages the hospital according to generally accepted international principles, such as transparency, infection control, medical records, patient confidentiality, peer review, etc. BJU was formed as a 90/10 contractual joint venture between Chindex and the Chinese Academy of Medical Sciences and received the initial national level approvals from the Chinese Ministry of Health, or MOH, and Ministry of Foreign Trade and Economic Cooperation, or MOFTEC, in 1995.

     SHANGHAI UNITED FAMILY HOSPITAL AND CLINICS

     In late 2001, Chindex received approval from the MOH and in early 2002 received approval from MOFTEC to open a second hospital venture. The new hospital, located in Shanghai is designed as a 50-bed facility, offering a full range of inpatient and outpatient services to both Shanghai's expatriate and
Chinese  communities.   This  hospital  is  also  a  contractual  joint  venture
undertaking, with Chindex being entitled to 70% of the profits of the enterprise. Construction on the hospital has been underway for a number of months and Shanghai United is scheduled to open in 2004. Funding for the initial development of this hospital was obtained through an agreement with a major supplier for deferred payment on equipment purchases by us from the supplier.

     CHINDEX HEALTHCARE NETWORK EXPANSION

     Our strategy is to continue to provide care to the expatriate community and increasingly to provide quality specialty healthcare to affluent Chinese society. An increasing portion of our healthcare network's market will be the growing urban middle class population. Our strategic business plan calls for the establishment of additional hospitals, each with affiliated satellite clinics, in selected urban cities throughout eastern China. These hospitals would be networked with each other and with Beijing United through a central administrative arm. In addition to the top-quality primary family healthcare services that would be available at each hospital in the network, we also plan to integrate visits by rotating specialists to each hospital, expanding the range of services offered.

COMPETITION

     In the sale of products, we compete with other independent distributors in China that market similar products. In addition to other independent distributors, we face more significant competition from direct distribution by established manufacturers. In the medical products field we compete with General Electric Corporation, or GE, which maintains its own direct sales force in China as well as selling through distributors. In addition, since certain manufacturers, such as GE, market a wide variety of products under one brand name in China to different market sectors, those manufacturers may be better able than we are to establish name recognition across industry lines. For example, GE manufactures and markets other electrical products in China as well as other medical instruments not sold by us. We believe that GE, Philips and Toshiba are the largest such direct competitors in the medical products field.

     In the sales and distribution of off-the-shelf medical products and consumables, our sales, marketing and logistical distribution networks also compete with similar distribution operations of other independent distributors, both foreign and Chinese, joint ventures and foreign manufacturers. In addition, the products themselves supplied by us to the China market compete with similar products of foreign, joint venture and domestic manufacturers. Our competitive position for product sales depends in part upon our ability to attract and retain qualified personnel in sales, technical and administrative capacities. In addition, many of our various competitors have greater resources, financial or otherwise, than we do.

     Two of our subsidiaries, Chindex Holdings International Trade (Tianjin) Ltd., and Chindex Shanghai International Trading Co., Ltd., sell goods and receive payment in local Chinese currency and use the currency to pay for local expenses. Payments are often required to be made in advance for consumable products. We recognize that any devaluation in the local currency may have a negative impact on the results of operations.

     At the present time, there are no Western-owned hospitals in Beijing which compete with Beijing United Family Hospital in catering to the expatriate diplomatic and affluent local Chinese markets. There are several Western-operated clinics and a variety of foreign-invested joint ventures which provide outpatient services.

EMPLOYEES

     At March 31, 2004,the Company had 759 full-time salaried employees. Of these, 744 are in China and Hong Kong. Of the full-time personnel in China and Hong Kong, 74 are expatriates and 670 are Chinese or third country nationals. Of our non-U.S. based full-time employees, 363 are employed at Beijing United.

INTERNET INFORMATION AND SEC DOCUMENTS

     The Company's internet site is located at www.chindex.com. Copies of the Company's reports and amendments thereto filed pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, including Annual Reports filed on Form 10-K, Quarterly Reports filed on Form 10-Q and Current Reports filed on Form 8-K may be accessed from the Company's website, free of charge, as soon as reasonably practicable after the Company electronically files such reports with, or furnishes such reports to, the Securities and Exchange Commission. The information found on our internet site is not part of this or any other report Chindex files with or furnishes to the Commission.

ITEM 2.   PROPERTIES

     Our representative headquarters in China are located at a newly renovated facility in Beijing. Our prior facility was designated for redevelopment in 2002 and accordingly, we moved into new space in mid-2002. We have a ten year lease for this new space. We also lease regional offices in the Chinese cities of Shanghai, Guangzhou and Tianjin. Our executive and administrative offices are located in Bethesda, Maryland, which provides access to nearby Washington, D.C.

     We also lease a four story building of approximately 52,000 square feet in Beijing for Beijing United. This lease expires in 2010. In 1998, the Hospital entered into a five-year lease for the building housing the dental clinic. This lease provides for a ten-year extension. We initially renovated the first two floors of the main building for Beijing United Family Hospital. We had subleased the remaining two floors until the end of 2001, when the tenant moved out of the space, allowing the hospital to renovate the space for hospital use. This renovation was completed in 2002. We believe that our facilities will be sufficient to satisfy our current requirements for at least the next twelve months.

     On March 1, 2002, we entered into an 18-year lease for our new hospital facility in Shanghai. The lease is for a four-story stand alone building on the grounds of the Shanghai Changning District Central Hospital. The building has 55,339 square feet.

ITEM 3.   LEGAL PROCEEDINGS

     There are no pending material legal proceedings to which the Company or any of its properties is subject.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

                             MARKET FOR COMMON STOCK

     Our common stock is listed on the Nasdaq SmallCap Market under the symbol "CHDX." The following table shows the high and low common stock closing bid prices as quoted on the Nasdaq SmallCap Market. Such quotations reflect interdealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. The closing bid prices below have been adjusted to give effect to two two-for-one stock splits in the form of 100% stock dividends, the first of which was in September 2003 and the second of which was in January 2004, as well as an eleven-for-ten stock split in the form of a 10% stock dividend in July 2002.

                                                     HIGH                  LOW
        YEAR ENDED MARCH 31, 2003:
             First Quarter.................       $  2.95               $  2.61
             Second Quarter................          2.75                  1.70
             Third Quarter.................          2.24                  1.61
             Fourth Quarter................          2.01                  1.81
        YEAR ENDED MARCH 31, 2004:
             First Quarter.................          5.10                  2.12
             Second Quarter................         11.10                  5.05
             Third Quarter.................         17.92                  8.23
             Fourth Quarter ...............         24.00                  9.15

     As of June 23, 2004, there were 41 record holders of our common stock and six record owners of our Class B common stock.

                                 DIVIDEND POLICY

     We have never declared or paid cash dividends on our common stock. We currently intend to retain all available funds and future earnings, if any, for use in the operation and expansion of our business and do not anticipate paying dividends in the foreseeable future.

ITEM 6.   SELECTED FINANCIAL DATA

                                                                     (in thousands except share data)

                                         Year ended       Three months ended
                                          March 31,            March 31,                       Year ended December 31,
                                         ----------       ------------------         -------------------------------------------
                                             2004          2003         2002         2002         2001         2000         1999
                                             ----          ----         ----         ----         ----         ----         ----
                                                                     (unaudited)
Net sales                                   $88,183      $21,849       $15,578     $70,617      $56,118      $45,064     $37,128
Percent increase                                 25%          40%           47%         26%          25%          21%         72%
(Loss) income from operations                (1,582)         222          (293)        133         (401)         152        (221)
Other expense and income                       (111)         (66)          (12)       (126)         726          664         896
Net (loss) income before tax                 (1,923)         156          (305)         19          307          780         657
(Provision for) benefit from income
   taxes                                         64          (80)          113         240           77         (139)       (265)
Net (loss) income                            (1,987)          76          (192)        259          384          641         392

Net (loss) income per share-basic            (.53)          .02          (.05)         .07          .10          .17         .11
Net (loss) income per share-diluted          (.53)          .02          (.05)         .07          .10          .17         .11
Market closing price per share -
   end of period                              10.09         2.00           2.78       1.86         3.18         1.53        3.77
Book value per share at end of period          3.92         3.79           3.94       3.77         3.71         3.89        3.72
Cash dividends declared                         .00          .00            .00        .00          .00          .00         .00


                                                                                                     December 31,
                                          March 31,     March 31,     March 31,     -------------------------------------------
                                             2004          2003         2002         2002         2001         2000         1999
                                             ----          ----         ----         ----         ----         ----         ----
                                                              (unaudited)
Total assets                                $47,851      $42,340        $32,859     $43,126      $33,369     $36,498       $24,384
Short term debt                               5,668          696            702       1,946          200           0             0
Long term debt or vendor financing              125        3,734              0       3,609            0           0            91
Total shareholders' equity                   17,198       14,044         13,497      13,968       13,611      13,235        12,587



                                          Year ended      Three months ended
Segment information for the period:       March 31,            March 31                          Year ended December 31,
                                          ----------      ------------------          ------------------------------------------
                                             2004          2003         2002          2002          2001        2000        1999
                                             ----          ----         ----          ----          ----        ----        ----
                                                                     (unaudited)
Medical Capital Capital Equipment
   - sales                                  $33,837       $7,716        $6,653       $28,708       $25,819
Medical Capital Capital Equipment
   - gross margin percent                        28%          32%           22%           27%           29%
Medical Capital Capital Equipment
   - operations (loss) income                  (269)         521          (174)          198           439
Healthcare Products Distribution
   - sales                                   38,393       10,663         6,126        28,946        21,520
Healthcare Products Distribution
   - gross margin percent                        13%          10%           12%           13%           13%
Healthcare Products Distribution
   - operations loss                           (641)        (121)         (161)         (601)       (1,316)
Healthcare Products-sales                         *            *             *             *             *    $39,049     $33,182
Healthcare Products-gross margin
   percent                                        *            *             *             *             *         24%         25%
Healthcare Products-operations
   (loss) income                                  *            *             *             *             *        (66)        243
Healthcare Services-sales                    15,954        3,470         2,799       12,963          8,779      6,015       3,946
Healthcare Services-operations
   (loss) income                               (672)        (178)           42          536            476        218        (464)
*the company expanded to three segments in 2002 and restated 2001

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

OVERVIEW

     Chindex International, Inc., is a Delaware corporation with headquarters located in the Washington, D.C. metropolitan area. The Company was founded in 1981 and currently is a leading American provider of healthcare products and services to China, including Hong Kong. We operate in three business segments:

     o MEDICAL CAPITAL EQUIPMENT DIVISION. This division markets, sells and facilitates the export of select capital healthcare equipment and instrumentation to China on the basis of both exclusive and non-exclusive agreements with the manufacturers of these products. Chindex believes that it is the largest independent U.S. distributor of healthcare equipment in China. For the twelve months ended March 31, 2004, the Medical Capital Equipment Division accounted for 38% of our revenue.

     o HEALTHCARE PRODUCTS DISTRIBUTION DIVISION. This division, through a network of wholly owned foreign subsidiaries in China, imports and distributes off-the-shelf healthcare instrumentation and health-related consumable products developed by third parties. For the twelve months ended March 31, 2004, the Healthcare Products Distribution Division accounted for 44% of the Company's revenue.

     o HEALTHCARE SERVICES DIVISION. This division operates the Company's private hospital and clinics. Beijing United Family Hospital and Clinics (BJU) opened in 1997 and Shanghai United Family Hospital and Clinics (SHU), is scheduled to open in 2004. In 2002, we opened our first satellite clinic associated with BJU in Shunyi County outside of Beijing. For the twelve months ended March 31, 2004, the Healthcare Services Division accounted for 18% of the Company's revenue.

     Substantially all of our assets are located in China and substantially all our revenue is derived from our operations in China. Accordingly, our business, financial condition and results of operations are subject, to a significant degree, to economic, political and legal developments in China. The economic system in China differs from the economics of most developed countries in many respects, including government investment, level of development, control of capital investment, control of foreign exchange and allocation of resources.

     Our Medical Capital Equipment Division and Healthcare Products Distribution Divisions are subject to challenges and risks as a result of our dependence on our relations with suppliers of equipment and products. In addition, the timing of our revenue from the sale of medical capital equipment is affected by the availability of funds to customers in the budgeting processes of the Chinese government, the availability of credit from the Chinese banking system and otherwise. The timing of sales of such equipment may depend on the timing of our customers' ability to arrange for credit sources. Further, because we recognize revenue and expenses relating to certain contracts as such products are shipped, the timing of shipments, among other things, affects our operating results for a particular period. Consequently, our operating results have varied and are expected to continue to vary from period to period.

CRITICAL ACCOUNTING POLICIES

     The preparation of our financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Our estimates, judgments and assumptions are continually evaluated based on available information and experience. Because of the use of estimates inherent in the financial reporting process, actual results could differ from those estimates.

     Some of our accounting policies require higher degrees of judgment than others in their application. These include income tax recognition of deferred tax items and accruals for contingencies. There were no material changes to these items. In addition, Note 1 to the Consolidated Financial Statements includes further discussion of our significant accounting policies.

REVENUE RECOGNITION

      Sales of equipment and consumables are recognized upon product shipment. The Company provides installation, warranty, and training services for certain of its capital equipment sales. These services are viewed as perfunctory to the overall arrangement and are not accounted for separately from the equipment sale. Cost associated with installation, after-sale servicing and warranty are not significant and are recognized in cost of sales as they are incurred. The estimated cost for training services is accrued upon shipment.

      Revenue related to services provided in our Healthcare Services segment is recognized in the period services are provided. Revenue includes an estimate of services at the end of the period for patients who have not completed service. Costs associated with such services are recognized in the period incurred.

RECEIVABLE COLLECTIBILITY

      The Company grants credit to some customers in the ordinary course of business. It evaluates collectibility of accounts receivable periodically and adjusts its allowance for doubtful accounts accordingly. Bad Debts are experienced predominately in Healthcare Services business and to a lesser extent in Medical Capital Equipment business. The Company has experienced few losses in Healthcare Products Distribution business.

      The Company incurred bad debt expense of $777,000, $118,000 and $279,000 in the year ended March 31, 2004, three months ended March 31, 2003 and the year ended December 31, 2002. The increased loss experience in 2004 is the result of periodic review of accounts and resulted in an increase to the allowance for doubtful accounts from $883,000 at December 31, 2002 to $1,131,000 at March 31, 2004.

VALUATION ALLOWANCE OF DEFERRED TAX ASSETS

      The Company's operations are taxed in various jurisdictions including the United States and China. In certain jurisdictions individual subsidiaries are taxed separately. The Company has identified deferred tax assets resulting from cumulative temporary differences at each balance sheet date. A valuation allowance is provided for those deferred tax assets in which the Company is unable to conclude that it is more likely than not that the tax benefit will be realized.

      The Company released deferred tax valuation allowances totalling $660,000 and $232,000 in the years ended December 31, 2002 and 2001 based on assessments in those years that it was more likely than not that it would be able to use its U.S. federal net operating loss carryforwards. Certain of these benefits were realized in tax filings for the period ended March 2003. While losses were incurred in the U.S. in fiscal year 2004, the Company's assessment, based on expected income in 2005 and 2006, is that it is more likely than not that a substantial portion of the deferred tax asset will be realized. These U.S. net operating loss carryforwards do not expire before 2014.

      The Company has provided substantial deferred tax valuation allowances for certain deferred tax assets related to various subsidiaries in China because it is not able to conclude that it is more likely than not that those assets will be realized.



FISCAL 2004 COMPARED TO TWELVE MONTHS ENDED DECEMBER 31, 2002

GENERAL

     The Company's revenue for fiscal 2004 was $88,183,000, up 25% from the twelve months ended December 31, 2002 revenue of $70,617,000. The Company experienced continued revenue growth in each of the three segments of the business, with revenue growth of 18% in the medical capital equipment segment, 33% in the healthcare products distribution segment, and 23% in the healthcare services segment, compared to the twelve months ended December 31, 2002. Costs and expenses were $89,987,000 for fiscal 2004 as compared with costs and expenses of $70,522,000 for the twelve months ended December 31, 2002. The Company recorded a net loss of $1,987,000 for the fiscal year ended March 31, 2004, as compared to net income of $259,000 for the twelve months ended December 31, 2002. Each of the three segments of the Company experienced an operation loss in fiscal 2004. The Company believes that there are three principal reasons for the loss from operations for the fiscal year. First, the fiscal year was marked by the extraordinary experience of dealing with Severe Acute Respiratory Syndrome (SARS), which had a significant negative impact in a variety of ways on the Company's business. Normal Beijing business activity came to a near standstill resulting in the delay of contract negotiations for the sale of medical capital equipment and hospital visits were far below our expectations as foreign residents in Beijing left the capital. Second, the lack of government-sponsored loan programs in the period also adversely impacted the volume of sales. Third, the Company continued to incur operational expenses in connection with SHU, while the opening of that hospital was delayed due to a number of factors. Cost increases for the segments are discussed below. There were a number of increased costs at the parent level of the Company, including for an upgrade of the Company's data systems in China and new offices in Beijing. The largest parent level increases, which have been allocated among the segments as described below, include increased payroll of $163,000, increased professional fees of $117,000, increased accounting and legal fees of $82,000, and increased rent of $136,000.

MEDICAL CAPITAL EQUIPMENT SEGMENT

     The medical capital equipment segment exports high quality Western medical capital equipment to the China market. In fiscal 2004, this segment had revenue of $33,837,000, an 18% increase over revenue of $28,708,000 in the twelve months ended December 31, 2002. Loss from operations was $269,000 in the recent fiscal year compared with income from operations of $198,000 in the twelve months ended December 31, 2002.

     Gross profit in fiscal 2004 increased to $9,428,000 from $7,822,000 in the twelve months ended December 31, 2002. Gross profit margin for the medical capital equipment segment for the recent fiscal year was 28% as compared to 27% in the prior period. Expenses for the medical capital equipment segment in fiscal 2004 increased to $9,697,000 from $7,624,000 in the twelve months ended December 31, 2002, and, as a percentage of revenue over the periods, increased to 29% from 27%. Payroll for the segment in fiscal 2004 increased by $864,000 over payroll in the twelve months ended December 31, 2002, and as a percentage of revenue was 11% compared to 10% for the twelve months ended December 31, 2002. The payroll increase was primarily due to increased sales personnel in connection with expanding the marketing of the segment's products. In addition, travel and entertainment expenses for the segment increased $428,000. Other costs increased $781,000 over the periods, primarily due to the segment's allocated portion of additional parent-level administrative expenses and higher costs for new customs fees related to parts purchases, promotion, meeting expenses, and telephones.

HEALTHCARE PRODUCTS DISTRIBUTION SEGMENT

     The healthcare products distribution segment, consisting of medical consumables and personal healthcare products, had revenue growth of 33% to $38,393,000 fiscal 2004, as compared to revenue of $28,946,000 in the twelve months ended December 31, 2002. The segment had a loss from operations of
$863,000 in the recent fiscal year, compared with a loss from operations of $601,000 in the twelve months ended December 31, 2002. We anticipate that revenue growth in this segment will be slower as several customers contemplate and effectuate direct sales and new products are subjected to an increasingly formalized Chinese regulatory process. For example, one significant client, Becton-Dickenson, has recently established a subsidiary in China that will perform the logistical services previously performed by our healthcare products distribution division. Another client, Guidant, is establishing a similar subsidiary in China. Both these principals have indicated their interest in Chindex continuing to perform value-added and higher margin distribution and marketing services for certain products and channels. This transition away from lower margin logistical services is consistent with the division's strategy of prioritizing higher margin business. With respect to delays in the Chinese regulatory process, the launch of new products is requiring longer lead times, due to the fact that China's regulatory environment is becoming more professional, bureaucratic and transparent resulting in longer regulatory cycle time. During the regulatory approval process, some products that the division planned to launch encountered delays. The division's local currency sales of medical consumables and personal healthcare products are made from inventories maintained locally in China (see "FOREIGN CURRENCY EXCHANGE") to a network of sub-dealers and pharmacies.

     Gross profit in fiscal 2004 rose to $4,788,000 from $3,856,000 in the twelve months ended December 31, 2002. Gross profit margin from the healthcare products distribution segment for the recent period was the same, 13%, as for the twelve months ended December 31, 2002.

     Expenses for the healthcare products distribution segment in fiscal 2004 increased to $5,429,000 from $4,457,000 in the twelve months ended December 31, 2002, but decreased to 14% as a percentage of revenue as compared to 15% for the twelve months ended December 31, 2002. Payroll for the segment increased $281,000 primarily due to increased staff compensation. In addition, travel and entertainment expense for the segment was relatively unchanged while other costs increased $694,000, due primarily to the segment's allocated portion of additional parent-level administrative costs, increased other professional fees of $221,000 and $163,000 in promotion.

HEALTHCARE SERVICES SEGMENT

     The healthcare services segment consists of two Western style primary care hospitals, Beijing United Family Hospital and Clinics (BJU) and Shanghai United Family Hospital and Clinics (SHU), which continues to be under construction, as well as an affiliated satellite clinic in Beijing. For fiscal 2004, the revenue from this segment was $15,954,000, an increase of 23% over the twelve months ended December 31, 2002 revenue of $12,963,000. The segment had a loss from operations of $672,000 in the recent fiscal year, compared with income from operations of $536,000 for the twelve months ended December 31, 2002. During the recent fiscal year, the hospital was significantly negatively impacted by the SARS crisis in Beijing. Many of BJU's expatriate patients left the country and many others deferred visits during the April to August period. Healthcare services costs increased for fiscal 2004 to $16,626,000, a 34% increase over the twelve months ended December 31, 2002 costs of $12,427,000. This increase was due primarily to the costs associated with adding to BJU dermatology services and an intensive care unit plus $780,000 of operating expenses of the not yet open SHU facility. Payroll increased by $2,181,000 (payroll was 55% of revenue for fiscal 2004 and 50% for the twelve months ended December 31, 2002), with all other costs increasing a total of $2,027,000, including increases of $679,000 in bad debt accounts primarily related to a systems conversion and periodic assessments of receivables collectibility, $437,000 in other professional fees and $193,000 in depreciation.

     The opening of SHU, originally scheduled for the fall of 2003, is now expected in the fall of 2004. The delay in opening the new hospital is due to a number of factors. During the SARS epidemic, travel between Beijing and Shanghai was very difficult and proved a major disruption in the schedule. After the SARS experience ended, the Company decided to reevaluate the SHU design in light of lessons learned during the epidemic. As a result of this reevaluation, a number of specific design changes were made, such as adding a fever clinic, changing the air conditioning system and increasing the number of rooms where negative pressure could be utilized.

LOSS ON EQUITY INVESTMENT

     The Company recorded an additional equity investment loss of $222,000 which represents the Company's pro-rata share of additional capital for Natural Formula Asia (NFAL), a joint venture in which the Company has a 40% interest. The Joint Venture purchases various cosmetics made by Nesh, an Israeli cosmetics manufacturer and sells such products into China through pharmacy channels developed by the Company. The investment represents an amount that the joint venture partners determined was required to provide additional working capital for the venture. The Company's investment is in the form of a loan to the joint venture. The Company reported a loss of $38,000 for this venture in the year ended December 31, 2002.

OTHER INCOME AND EXPENSES

     Interest expense on short-term debt of $5,668,000 and long term debt of $125,000 amounted to $249,000 whereas the company had $54,000 in the prior period. Over $2,900,000 of debt is for the development of SHU that is currently under construction (see "LIQUIDITY AND CAPITAL RESOURCES").

TAXES

     The Company recorded a $64,000 provision for taxes in fiscal 2004 as compared to a benefit from taxes of $240,000 for the twelve months ended December 31, 2002. The Company's deferred tax asset increased by $909,000. This tax computation is in accordance with current accounting standards but assumes a certain level of future profitability. The Company believes this properly recognizes the benefits the Company has achieved as a result of its tax restructuring and expects to utilize the losses in fiscal years 2005 and 2006. The Company has provided a 100% valuation allowance on deferred tax benefits related to development expenses incurred at Shanghai United since there is no operating history to support a conclusion that realization of the tax benefit is more likely than not.

THREE MONTHS ENDED MARCH 31, 2003 COMPARED TO THREE MONTHS ENDED MARCH 31, 2002 (TRANSITION)

     The Company's revenue for the three months ended March 31, 2003 was $21,849,000, up 40% from the three months ended March 31, 2002 revenue of $15,578,000. We experienced continued growth in each of the three segments of the business, with revenue growth of 16% in the medical capital equipment segment, 74% in the healthcare products distribution segment, and 24% in the healthcare service segment, compared to the same period last year. We recorded net income of $76,000 for the three months ended March 31, 2003, as compared to a net loss of $192,000 for the three months ended March 31, 2002.

MEDICAL CAPITAL EQUIPMENT SEGMENT

     In the three months ended March 31, 2003, the medical capital equipment segment had revenue of $7,716,000, a 16% increase over revenue of $6,653,000 in the three months ended March 31, 2002. Income from operations was $521,000 in the recent period compared with a loss from operations of $174,000 in the prior period.

     Gross profit in the three months ended March 31, 2003 increased to $2,474,000 from $1,439,000 in the three months ended March 31, 2002. Gross profit margin for this segment for the recent period was 32% as compared to 22% in the prior period. The increase in gross profit margin is primarily attributable to two factors. First, we had made this a priority for our sales staff and instituted additional reporting and reviewed margin issues on a contract by contract basis. Accordingly, where a salesperson might previously have been inclined to accept an offer from a customer to purchase our equipment at a less than optimum margin, the salesperson knew that the contract would be reviewed critically once it was brought back to the Company's senior review staff. This created an additional incentive for the salesperson to seek better pricing from the customer. Second, in the recent period there were no loan program sales, which typically are at a lower gross margin because we are not required to provide warranty service. Thus, in periods where there are loan sales, such as the three months ended March 31, 2003, the average gross profit margin is often lower because of the inclusion of these lower-margin loan sales in the mix.

     Expenses for the medical capital equipment segment in the three months ended March 31, 2003 increased to $1,937,000 from $1,609,000 in the three months ended March 31, 2002, and as a percentage of revenue over the periods increased to 25% from 24%. Salaries for the segment in the three months ended March 31, 2003 increased by $238,000 from the three months ended March 31, 2002, and as a percentage of revenue over the periods increased to 11% from 9%. The salary increase was primarily due to increased payroll benefits mandated by the Chinese government and increased commissions. In addition, travel and entertainment expenses for the segment decreased $11,000. Other costs increased $101,000 over the periods, primarily due to additional administrative expenses offset by lower costs for exhibitions.

HEALTHCARE PRODUCTS DISTRIBUTION SEGMENT

     The healthcare products distribution segment had revenue growth of 74% to $10,663,000 in the three months ended March 31, 2003, as compared to revenue of $6,126,000 in the three months ended March 31, 2002. The segment had a loss from operations of $121,000 in the recent period, compared with a loss from operations of $161,000 in the prior period. The large revenue growth over the periods is attributed 26% to a temporary arrangement with an existing client to handle part of their product line that we had not previously handled and that we will not handle in the future. The remaining 48% increase in revenue was caused by growth across multiple product lines resulting from strong demand for healthcare and consumer products by our Chinese customers as well as our strong competitive position and management.

     Gross profit in the three months ended March 31, 2003 rose to $1,097,000 from $767,000 in the three months ended March 31, 2002. Gross profit margin from the healthcare products segment for the recent period was 10% as compared to 12% in the prior period. The decrease in gross profit is primarily attributable to the low margin non-recurring sale mentioned above.

     Expenses for the healthcare products distribution segment in the three months ended March 31, 2003 increased to $1,218,000 from $928,000 in the three months ended March 31, 2002, but decreased as a percentage of revenue over the periods to 11% from 15%. Payroll for the segment increased $151,000 primarily due to increased staff compensation. In addition, travel and entertainment expense for the segment increased $6,000 (but was flat at 1% of revenue for both periods) and other costs increased $134,000 due primarily to increased promotion expense and costs relating to facilities.

HEALTHCARE SERVICES SEGMENT

     For the three months ended March 31, 2003, the revenue from this segment was $3,470,000, an increase of 24% over the three months ended March 31, 2002 revenue of $2,799,000. The segment had a loss from operations of $178,000 in the recent period, compared with income from operations of $42,000 in the prior period. During the recent period, the hospital completed the $2.6 million expansion of its Beijing facility, which contributed to increased patient visits as well as increased inpatient stays over the periods. Total inpatient days in the hospital increased to 669 in the three months ended March 31, 2003 from 518 in the three months ended March 31, 2002, an increase of 29%. For outpatient clinic visits, total clinic visits increased to 13,152 in the three months ended March 31, 2003, from 12,200 for the three months ended March 31, 2003, an increase of 12%. Healthcare services costs increased 32% over the periods from $2,757,000 to $3,648,000. This increase was due primarily to the costs associated with expanded services offered. Payroll increased by $452,000 (payroll was 56% and 54% of revenue for the three months ended March 31, 2003 and 2002, respectively), with all other costs increasing $445,000, including increases of $186,000 in development expenses related to SHU, $90,000 in doubtful accounts reserve, $134,000 in professional fees and $90,000 in rent expense.

     OTHER INCOME AND EXPENSES

     Interest expense on short-term debt of $696,000 and long term debt of $3,734,000 amounted to $51,000 whereas the company had little expense in the prior period. The long-term debt relates to the development of SHU that is currently under construction (see "-- Liquidity and Capital Resources").

     TAXES

     We recorded a $80,000 provision for taxes for the three months ended March 31, 2003 as compared to a benefit from taxes of $113,000 for the three months ended March 31, 2002.

FISCAL YEAR ENDED DECEMBER 31, 2002 COMPARED TO FISCAL YEAR ENDED DECEMBER 31, 2001

     The Company's revenue for 2002 was $70,617,000, up 26% from 2001 revenue of $56,118,000. Of these amounts, $8,821,000 in 2002 and $4,175,000 in 2001 were attributable to loan project sales by the Company for its customers. The Company believes that this type of financing is important to its customers and will continue to try to offer such financings in the future. These financings can be very complex and their timing and impact on the Company's results are difficult to predict (see "TIMING OF REVENUE").

MEDICAL CAPITAL EQUIPMENT SEGMENT

     In 2002 this segment had revenue of $28,708,000, an 11% increase over the revenue of $25,819,000 in 2001. Income from operations for the segment was $198,000 in 2002 compared to income from operations of $439,000 in 2001. The decrease was primarily attributable to a decrease in the gross profit percentage. The period-to-period revenue of this segment fluctuate due to financing programs facilitated by the Company from time to time and due to fluctuating hospital purchasing cycles in China. The increase for 2002 was primarily attributable to loan project sales by the Company to its customers, which were $8,821,000 in the recent year as compared to $4,175,000 in the prior year. The U.S. dollar-based sales of capital medical equipment are often contingent on financing (see "TIMING OF REVENUE").

     Gross profit in 2002 increased to $7,822,000 from $7,451,000 in 2001. Gross profit margin from the capital medical equipment segment for the recent period was 27% as compared to 29% in the prior period. The gross profit in 2001 reflected a different mix of revenue sources having different profit margins. In particular, in the recent year, the Company had less service contract revenue, which carries higher margins, than in the prior year. Service contract revenue in Hong Kong was down significantly because of the downturn in the economy there. The Company anticipates that service contract revenue will not return to previous levels. In addition, competitive factors such as the timing and composition of major tenders, as well as ongoing competitive pricing pressures due to Chinese government tendering regulations in the sale of capital medical equipment in the recent year yielded lower margins on such sales. Finally, gross margins on loan project sales are generally lower than on the Company's other sales because the Company is not required to provide warranty service on many of the products sold through the loan programs. Loan program shipments in 2002 were more than twice as large as in 2001.

     Expenses for the capital medical equipment segment in 2002 increased to $7,624,000 from $7,012,000 in 2001, and as a percentage of revenue over the period was the same at 27%. Salaries for the segment in 2002 increased by $561,000 from 2001and as a percentage of revenue over the period increased to 10% from 9%. The salary increase was primarily due to increased payroll benefits mandated by the Chinese government.

     In addition, travel and entertainment expenses for the segment increased $197,000 but were flat at 5% of revenue in both years. Other costs decreased $123,000 as compared to the prior year, primarily due to lower administration allocations and lower promotion costs offset by increased exhibition fees and bad debt reserve.

HEALTHCARE PRODUCTS DISTRIBUTION SEGMENT

     The healthcare products distribution segment, consisting of medical consumables and personal healthcare products, had revenue growth of 35% to $28,946,000 in 2002 from 2001 revenue of $21,520,000. This increase was attributable to an increase in sales in the hospital and retail pharmacy markets. The segment had a loss from operations of $639,000 in 2002 compared to a loss from operations of $1,316,000 in 2001. The sales of medical consumables and personal healthcare products are local currency-based sales made from inventories maintained locally in China (see "FOREIGN CURRENCY EXCHANGE AND IMPACT OF INFLATION") to a network of sub-dealers and pharmacies.

     Gross profit in 2002 rose to $3,856,000 from $2,842,000 in 2001. Gross profit margin from the segment remained consistent at 13% in 2002 and 2001.

     Expenses for the healthcare products distribution segment in 2002 increased to $4,457,000 from $4,158,000 in 2001, but decreased as a percentage of revenue over the periods to 15% from 19%. Salaries for the segment increased $354,000, but remained flat as a percentage of revenue over the years at 5%. The increase is primarily due to increased payroll benefits mandated by the Chinese government. In addition, travel and entertainment expense for the segment increased $76,000 but was flat at 1% of revenue for both years and other costs decreased $131,000 primarily from decreased promotion.

HEALTHCARE SERVICES SEGMENT

     For 2002, the revenue from this segment was $12,963,000, an increase of 48% over 2001 revenue of $8,779,000. Income from operations in 2002 was $536,000 as compared to $476,000 in 2001. During the recent period, Beijing United continued to expand the services offered, which contributed to increased patient visits as well as increased inpatient stays over the prior year. Healthcare services costs during 2002 were $12,427,000, an increase of 50% over 2001 costs of $8,303,000.
This increase was due primarily to the costs associated with increased services offered. The hospital had recently finished expanding its present facility to include space formerly occupied by a sublease tenant. The hospital also had continued its efforts to explore the establishment of additional affiliated satellite clinics to serve as referral sites. In this regard, Beijing United is affiliated with a satellite clinic that opened in November of 2002. This clinic, in Shunyi County outside of Beijing, is funded by a Chindex subsidiary and is staffed by doctors and other health professionals from Beijing United. Salaries increased by $2,450,000 (salaries were 50% and 46% of revenue for 2002 and 2001, respectively), with all other costs increasing $1,674,000, including $193,000 in supplies, $457,000 in rent, $129,000 to establish a bad debt reserve and $104,000 in administrative allocation. The salary increases resulted from increased staffing for the emergency room and for other expanded facilities as well as additional payroll benefits.

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

OTHER INCOME AND EXPENSES

         Other expense (other than interest) in 2002 was $131,000, compared to other income (other than interest) of $578,000 for 2001. The prior period other income was derived substantially from the sublease of space in the facility housing Beijing United that ended on December 31, 2001. The part of the building that was subleased has now been renovated as part of the hospital expansion. Although the Company did not anticipate any sublease revenue in 2002, it does anticipate that now that the space is renovated and in service for Beijing United, the Company will recognize additional revenue through the expanded operations of Beijing United, which may offset part or all of the loss of income from the sublease.

TAXES

     The Company recorded a $240,000 benefit from taxes in 2002 as compared to a benefit for taxes of $77,000 in 2001. This tax computation is in accordance with current accounting standards but assumes a certain level of future profitability. The Company believes this properly recognizes the benefits the Company has achieved as a result of its tax restructuring and short-term anticipation of future income tax loss carry forward utilization.

     As a result of this restructuring the Company expects to make use of a portion of its U.S. federal net operating losses and accordingly, recorded a $660,000 deferred tax valuation adjustment in addition to last years $232,000 recorded on previously fully reserved tax losses.

LIQUIDITY AND CAPITAL RESOURCES

     As of March 31, 2004, our cash and cash equivalents, net accounts receivable and net inventories were $6,791,000, $17,374,000 and $10,363,000, respectively, as compared to $6,100,000, $16,195,000 and $10,346,000, respectively, as of December 31, 2002.

     As of March 31, 2004, our short-term loan payable was comprised of bank loans of $2,670,000 and extended payment accounts payable to one vendor of $2,998,000. With respect to the vendor accounts payable, the vendor has agreed to provide continuing credit facilities for purchases for a seven-year period, each grant of credit bearing interest of five percent per annum and expiring at the end of 18 months, to be replaced by subsequent purchases and payables. The classification from long-term to short-term is a result of the maturity of the first group of payables under this program having been less than 12 months at March 31, 2004. As of March 31, 2004, the accounts payable attributable to the vendor financing was $2,998,000. The Company is currently completing renovation and outfitting of its hospital facility in Shanghai, which has been financed primarily through the vendor financing and local bank borrowings. The estimated total costs for design and construction, including demolition, is $4.2 million. The Company has negotiated a loan with the Hong Kong and Shanghai Banking Corporation (HSBC), with which the Company has an existing loan relationship relating to Beijing United. This new loan totals $4 million and received final approval June 2, 2004. Although the Company has sufficient capital resources to complete SHU as currently scheduled, it will continue to explore additional financing opportunities, although there are no assurances that such additional financing will be available.

     As of March 31, 2004, letters of credit in the aggregate amount of approximately $420,000 and borrowings in the aggregate amount of $883,000 were outstanding under a credit facility with M&T Bank, the Company's principal bank. The borrowings bear interest at 1% over the three-month London Interbank Offered Rate (LIBOR). Beijing United has a short-term financing arrangement in China with HSBC for $600,000 in revolving loans bearing interest at 1.75% over the three-month Singapore Interbank Money Market Offer Rate (SIBOR). Beijing United has agreed to utilize HSBC for a portion of its credit card settlement business. Also, a new line of credit is included in the arrangement with HSBC for up to $1,200,000, bearing interest at 2.25% over SIBOR and having a term of up to three years. As of March 31, 2004, the balances on these credit lines were $600,000 and $1,087,000 respectively. The Company on behalf of Beijing United has guaranteed the full amount of those facilities.

RECENT ISSUANCE OF SECURITIES

     As of March 29, 2004, we entered into a securities purchase agreement with a limited number of accredited investors pursuant to which we agreed to issue and the investors agreed to purchase at a price of $9.00 per share 1,500,000 shares of our common stock, together with warrants to purchase an additional 300,000 shares of our common stock at an exercise price of $12.00 per share, for an aggregate purchase price of $13,500,000. The net proceeds to the Company from the financing, after deducting expenses of the financing including placement agent fees, were $12,300,000. In connection with the financings, we also agreed to issue the placement agent five-year warrants to purchase 90,000 shares of our common stock at an exercise price of $12.00 per share. On March 31 and April 1, 2004, the initial closings of the financing occurred at which a total of 600,000 shares of our common stock together with warrants to purchase 120,000 shares of our common stock were issued to the investors. In connection with the initial closings, the placement agent was issued warrants to purchase 36,000 shares of our common stock. The final closing of the financing took place on May 5, 2004 at which the remaining 900,000 shares of common stock together with the remaining warrants to purchase 180,000 shares of our common stock were issued to the investors. Pursuant to the Securities Purchase Agreement executed in connection with the financing, each investor irrevocably subscribed for and agreed to purchase the initial securities and the remaining securities, subject only to, in addition to the delivery of customary closing documentation, the completion of stockholder consent to the financing in accordance with the rules of the Nasdaq SmallCap Market as described below. In connection with the final closing, the placement agent was issued the remaining warrants to purchase 54,000 shares of our common stock.

     The Nasdaq SmallCap Market, where the Company's common stock is traded, prohibits us from issuing shares of our common stock in an amount greater than 20% of our outstanding common stock, if the purchase price per share in such issuance is less than the greater of book or market value of our common stock, without obtaining stockholder approval. Since the issuance of the shares was at such a lesser price, we structured the financing so that a portion of the common stock and warrants (600,000 shares of common stock and warrants to purchase 120,000 shares of common stock for aggregate gross proceeds of $5,400,000) were issued to the investors at the initial closings on March 31 and April 1, 2004 and the remaining shares and warrants were issued to the investors at a final closing, which occurred on May 5, 2004, more than 20 days after we mailed an information statement to our stockholders.

     The Company continues to consider various other financing alternatives to satisfy its future expansion, capital improvements and equipment requirements.

     The following table sets forth the Company's contractual cash obligations as of March 31, 2004:


                                                                (in thousands)
                             TOTAL         2005      2006      2007      2008      2009      THEREAFTER
                             -----         ----      ----      ----      ----      ----      ----------
Line of credit               $  2,670  $  2,670  $      0  $      0   $      0  $      0     $      0
Vendor financing                2,998     2,998         0         0          0         0            0
                                                        -         -          -         -            -
Capital leases                    320       152       150        17          1         0            0
Equity investment                 220       220
                                  ---       ---
Operating leases               10,719     1,616     1,387     1,348      1,263     1,219        3,886
                               ------     -----     -----     -----      -----     -----       ------
Total contractual cash
     obligations              $16,927    $7,656    $1,537    $1,365     $1,264    $1,219       $3,886
                              =======    ======    ======    ======     ======    ======       ======

     For information about these contractual cash obligations, see Notes 4 and 8 to the consolidated financial statements appearing elsewhere in this report.

                                TIMING OF REVENUE

     The timing of the Company's revenue is affected by several significant factors. Many end-users of the capital equipment products sold by the Company depend to a certain extent upon the allocation of funds in the budgeting processes of the Chinese government and the availability of credit from the Chinese banking system. These processes and the availability of credit are based on policy determinations by the Chinese government and are not necessarily subject to fixed time schedules.

     In addition, the sales of certain products often require protracted sales efforts, long lead times and other time-consuming steps. Further, in light of the dependence by some purchasers of capital equipment on the availability of credit, the timing of sales may depend upon the timing of the Company's or its purchasers' abilities to arrange for credit sources, including Ex-Im Bank or other loan financing. As a result, the Company's operating results have varied and are expected to continue to vary from period to period and year to year. In addition, a relatively limited number of orders and shipments may constitute a meaningful percentage of the Company's revenue in any one period. As a result, a relatively small reduction in the number of orders can have a material impact on the Company's revenue in any year. Further, because the Company recognizes revenue and expense as products are shipped, the timing of shipments could affect the Company's operating results for a particular period. At the same time, a growing percentage of the Company's revenue is attributable to hospital services and local currency sales through the HPD, both of which have more even revenue streams.

                FOREIGN CURRENCY EXCHANGE AND IMPACT OF INFLATION

     The results of operations of the Company for the periods discussed have not been significantly affected by inflation or foreign currency fluctuation. Since the Company receives over 60% of its revenue in local Chinese currency, the Company has some foreign currency risk. Changes in the valuation of the Chinese RENMINBI or Hong Kong dollar may have an impact on the Company's results of operations in the future. The Company's subsidiaries, Chindex Tianjin, Chindex Shanghai and Beijing United, sell products and services in RENMINBI. For over 20 years the Chinese and Hong Kong dollars have been pegged to the US dollar. While discussions about the possible removal of this pegged rate have been in the news we do not believe at this time any change is imminent. Also, these currencies are not freely tradable and the Company does not have a method to hedge its transactions. It does monitor the situation globally and continues to keep up with the discussion. While there can be no assurances that a change will not occur we do not believe any such change will have a large negative effect.

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

                           FORWARD-LOOKING STATEMENTS

     With the exception of historical information, the matters discussed or incorporated by reference in this Report on Form 10-K are forward-looking statements that involve risks and uncertainties, including risks associated with uncertainties pertaining to the Company's (i) performance goals, including successful conclusion of efforts to secure government-backed financing, (ii) future revenue and earnings from each of the Company's divisions, including revenue from the Company's developmental businesses such as the healthcare services, (iii) markets, including growth in demand in China for the Company's products and services, and (iv) proposed new operations, including without limitation that there can be no assurance as to the opening schedule, budgeting or success of the Company's hospital in Shanghai. Actual results, events and performance may differ materially. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to release publicly the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

       ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to market risks in a variety of ways. The principal market risk is related to the nature of the Chinese economy and political system. Since the Company generates all of its revenue from China, any risk having to do with the environment in China for a foreign business operating there can have a significant impact on the Company.

MARKET RISK

     Market risk is the risk of loss related to adverse changes in market prices, including interest rates and foreign exchange rates, of financial instruments. In the normal course of our business, we are subject to market risk associated with interest rate movements and currency movements on non-US Dollar denominated assets and liabilities.

INTEREST RATE RISK

     In the normal course of business and as the Company takes on more debt it is exposed to market risk from changes in interest rates that could impact its results of operations and financial condition. The Company manages its exposure to interest rate risks through its regular operations and financing activities.

     Presently the Company invests its cash and cash equivalents in high grade commercial paper and other interest bearing accounts. The primary investment objective is to ensure capital preservation of its invested principal funds by limiting default and market risk. Currently the Company does not use derivative financial instruments in its investment portfolio.

     The Company is subject to movements in interest rate risks on its credit facilities. All bank debt outstanding is floating. The Company currently does not hedge its interest rate exposure. If interest rates were to increase 10 percent, assuming the amount outstanding remains constant, the result would be an annual increase of interest expense of approximately $30,000. However, due to uncertainty of the actions that would be taken and their possible effects, this analysis does not consider the effect of the change in the level of overall economic activity that could exist in such environment.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Chindex International, Inc.

     We have audited the accompanying consolidated balance sheets of Chindex International, Inc. (the Company) as of March 31, 2004 and December 31, 2002, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year ended March 31, 2004, the three months ended March 31, 2003 and the years ended December 31, 2002 and 2001. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

     We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Chindex International, Inc. at March 31, 2004 and December 31, 2002, and the consolidated results of its operations and its cash flows for the year ended March 31, 2004, the three months ended March 31, 2003 and the years ended December 31, 2002 and 2001 in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



                                       /s/ Ernst & Young, LLP

McLean, Virginia
June 15, 2004

                                              CHINDEX INTERNATIONAL, INC.
                                              CONSOLIDATED BALANCE SHEETS
                                             (thousands except share data)

                                                                                       March 31,          December 31,
                                                                                         2004                 2002
                                                                                         ----                 ----
                                               ASSETS
Current Assets:
         Cash and cash equivalents                                                      $    6,791           $  6,100
         Trade receivables less allowance for doubtful accounts of $1,131 in 2004 and $883 in 2002
                 Equipment sales receivables                                                15,039             14,378
                 Patient service receivables                                                 2,335              1,817
         Inventories                                                                        10,363             10,346
         Income taxes receivable                                                                 0                 11
         Deferred income taxes                                                                 467                892
         Other current assets                                                                2,235              1,793
                                                                                             -----              -----
                 Total current assets                                                       37,230             35,337
Property & equipment, net                                                                    8,901              7,128
Long term deferred income taxes                                                              1,334                  0
Other assets                                                                                   386                691
                                                                                               ---                ---
                 Total assets                                                           $   47,851          $  43,126
                                                                                        ==========          =========

                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
         Accounts payable and accrued expenses                                          $   23,383          $  22,612
         Accrued contract training                                                           1,078                920
         Short term debit or vendor financing                                                5,668              1,946
         Income taxes payable                                                                  381                  0
                                                                                               ---                  -
                 Total current liabilities                                                  30,510             25,478
Long-term debt or vendor financing                                                             125              3,609
                                                                                               ---              -----
                 Total liabilities                                                          30,635             29,087
Minority interest                                                                               18                 71
Stockholders' Equity:
         Preferred stock, $.01 par value, 500,000 shares authorized, none issued                 0                  0
         Common stock, $.01 par value, 6,800,000 shares authorized, including
         800,000 designated Class B:
                 Common stock - 3,643,152 and 2,932,956 shares issued and                       36                 29
                 outstanding in 2004 and 2002, respectively
                 Class B stock - 775,000 shares issued and outstanding in 2004 and               8                  8
                 2002
         Additional capital                                                                 22,488             17,356
         Accumulated other comprehensive income                                                 11                  9
         Accumulated deficit                                                                (5,345)            (3,434)
                                                                                            -------            -------
                 Total stockholders' equity                                                 17,198             13,968
                                                                                            ------             ------
                 Total liabilities and stockholders' equity                           $     47,851          $  43,126
                                                                                      ============          =========

See accompanying notes

                                           CHINDEX INTERNATIONAL, INC.
                                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (thousands except share and per share data)


                                                  Year ended        Three months ended              Year ended
                                                   March 31,            March 31,                  December 31,
                                                     2004          2003          2002           2002          2001
                                                     ----          ----          ----           ----          ----
                                                                             (unaudited)
Total revenue                                       $88,183        $21,849       $15,578       $70,617       $56,118

Cost and expenses
         Cost of goods sold                          59,608         15,147        10,922        47,549        38,426
         Salaries and payroll taxes                  16,952          3,977         3,043        13,463        10,091
         Travel and entertainment                     2,905            419           437         2,601         2,139
         Other                                       10,300          2,084         1,469         6,871         5,863
                                                     ------          -----         -----         -----         -----

(Loss) income from operations                        (1,582)           222          (293)          133          (401)

Minority interest                                        (8)             0             0            50           (18)
Loss on equity investment                              (222)             0             0           (38)            0

Other income and (expenses)
         Interest expense                              (249)           (51)           (4)          (54)          (13)
         Interest income                                 44             14            15            59           161
         Miscellaneous income (loss), net                94            (29)          (23)         (131)          578
                                                         --            ----          ----         -----          ---
                 Total other (loss) income             (111)           (66)          (12)         (126)          726
                                                       -----           ----          ----         -----          ---

(Loss) income before income taxes                    (1,923)           156          (305)           19           307
(Provision for) benefit from income taxes               (64)           (80)          113           240            77
                                                        ----           ----          ---           ---            --
Net (loss) income                                   $(1,987)           $76         $(192)         $259          $384
                                                    ========           ===         ======         ====          ====
(Loss) income per share data
Net (loss) income per common share - basic            $(.53)           $.02        $(.05)         $.07          $.10
Weighted average shares outstanding - basic        3,758,170     3,708,232     3,672,460    3,699,052      3,667,204
Net (loss) income per common share - diluted          $(.53)          $.02         $(.05)         $.07          $.10
Weighted average shares outstanding - diluted     3,758,170      3,715,908     3,672,460     3,796,340     3,950,636

See accompanying notes

                                               CHINDEX INTERNATIONAL, INC.
                                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                      (thousands)

                                                            Year ended      Three months ended           Year ended
                                                            March 31,           March 31,               December 31,
                                                               2004         2003         2002        2002        2001
                                                               ----         ----         ----        ----        ----
                                                                                     (unaudited)
OPERATING ACTIVITIES
Net (loss) income                                            $(1,987)         $76        $(192)         $259       $384

Adjustments  to  reconcile  net (loss)  income to net cash (used in) provided by operating activities:
         Depreciation                                          1,309          280          241         1,016        773
         Inventory write-down                                    151           31           43           158        147
         Provision for doubtful accounts                         777          118            0           279          0
         Minority interest                                         8            0            0           (53)         0
         Deferred income taxes                                  (909)           0            0          (660)      (232)
         Loss on Equity Investment                               222            0            0            38          0
Changes in operating assets and liabilities:
         Trade receivables                                    (3,121)       1,047          467        (3,542)     4,264
         Inventories                                             373         (571)        (979)       (3,124)     1,608
         Income taxes receivable                                 135         (122)        (196)          154        112
         Other current assets                                   (713)         270           44          (125)      (353)
         Other assets                                             25           26           67            98        282
         Accounts payable and accrued expenses                   678          388         (898)        3,992     (3,615)
         Income taxes payable                                    381            0            0             0        (90)
                                                                 ---            -            -             -        ----
Net cash (used in) provided by operating activities           (2,671)       1,543       (1,403)       (1,510)     3,280
INVESTING ACTIVITIES
         Investment in equity joint venture                        0            0            0           (40)           0
         Purchases of property and equipment                  (2,925)        (437)        (323)       (3,382)    (1,798)
                                                              -------        -----        -----       -------    -------
Net cash used in investing activities                         (2,925)        (437)        (323)       (3,422)    (1,798)
FINANCING ACTIVITIES
         Proceeds from  (repayment of) short term debt         1,974       (1,250)         502         1,746        200
         payable
         Proceeds from issuance of common stock                4,892            0            0             0          0
         Cash from (paid to) joint venture partner
         investment                                              (61)           0            0           120          0
         Long term vendor financing                             (623)           0            0         3,609          0
         Exercise of stock options                               247            0           56            81          0
                                                                 ---            -           --            --          -
Net cash provided by (used in) financing activities            6,429       (1,250)         558         5,556        200
Effect of foreign exchange rate changes on cash and cash           2            0           22            17         (8)
                                                                   -            -                         --         ---
equivalents
Net increase (decrease) in cash and cash equivalents             835         (144)      (1,146)          641      1,674
Cash and cash equivalents at beginning of period               5,956        6,100        5,459         5,459      3,785
                                                               -----        -----        -----         -----      -----
Cash and cash equivalents at end of period                    $6,791       $5,956       $4,313        $6,100     $5,459
                                                              ======       ======       ======        ======     ======

Cash paid for interest                                          $124           $8           $1           $45        $13
Cash paid for taxes                                             $460          $71          $56          $336       $518

See accompanying notes

                                                   CHINDEX INTERNATIONAL, INC.
                                         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                            FOR THE YEAR ENDED MARCH 31, 2004 AND YEARS ENDED DECEMBER 31, 2002, 2001
                                                  (thousands except share data)

                                                                                                      Accumulated
                                                                                                         Other
                                                                        Additional    Accumulated    Comprehensive
                              Common Stock       Common Stock-Class B     Capital       Deficit      Income (Loss)      Total
                            Shares     Amount      Shares     Amount
                          ----------- ---------- ----------- ---------- ------------ -------------- ---------------- ------------

Balance at
  December 31, 2000       2,895,656       $29      775,000          $8   $17,275          ($4,077)            $0         413,235
------------------------- ----------- ---------- ----------- ---------- ------------ -------------- ---------------- ------------
Net income 2001                                                                               384                            384
Foreign currency
  translation adjustment                                                                                      (8)             (8)
Comprehensive income                                                                                                         376
                          ----------- ---------- ----------- ---------- ------------ -------------- ---------------- ------------
Balance at                2,895,656        29      775,000           8    17,275           (3,693)            (8)         13,611
  December 31, 2001
------------------------- ----------- ---------- ----------- ---------- ------------ -------------- ---------------- ------------
Net income 2002                                                                               259                            259
Foreign currency
  translation adjustment                                                                                      17              17
Comprehensive income                                                                                                         276
Options exercised            37,300         0                                     81                                          81
                          ----------- ---------- ----------- ---------- ------------ -------------- ---------------- ------------
Balance at                2,932,956        29      775,000           8        17,356       (3,434)             9          13,968
  December 31, 2002
------------------------- ----------- ---------- ----------- ---------- ------------ -------------- ---------------- ------------
Net income for the
three months ended
March 31, 2003                                                                                 76                             76
Net loss 2004                                                                              (1,987)                        (1,987)
Foreign currency
  translation adjustment                                                                                       2               2
Comprehensive income                                                                                                      (1,909)
Issuance of Common Stock    600,000         6                                  4,886                                       4,892
Options exercised           110,196         1                                    246                                         247
                          ----------- ---------- ----------- ---------- ------------ -------------- ---------------- ------------
Balance at                3,643,152       $36      775,000          $8        22,488      ($5,345)           $11         $17,198
  March 31, 2004
---------------------------------------------------------------------------------------------------------------------------------

See accompanying notes

                           CHINDEX INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004
                 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Chindex  International,  Inc.  (the  Company  or  "Chindex")  is a  leading
American company operating in several healthcare sectors of the Chinese marketplace, including Hong Kong. The Company conducts business in three segments.

     The Medical Capital Equipment segment markets and sells high-technology medical equipment and instrumentation acquired from several major U.S., European and other manufacturers. The Company markets and sells these products in China, including Hong Kong, and provides marketing, sales and technical services for the products. Substantially all direct sales, commissions and purchases of these products are denominated in U.S. dollars.

     The Healthcare Products Distribution segment operates a logistics platform through which it provides logistics services to internal clients as well as to other companies doing business in the Chinese market. Sales of consumables and low value healthcare and health-related consumer products are undertaken through Chindex Holdings International Trade (Tianjin) Ltd., and Chindex Shanghai International Trading Co., Ltd., subsidiaries that sell goods and receive payments in local Chinese currency and use the currency to pay for local expenses and U.S.-dollar imported goods. Most consumable products are shipped when payment is received.

     The Healthcare Services segment operates a hospital and clinic in Beijing and will be opening a second hospital in Shanghai in 2004. While Beijing United generally transacts its business in local Chinese currency it can receive payments in U.S. dollars.



CONSOLIDATION

     The consolidated financial statements include the accounts of the Company and its subsidiaries or controlled enterprises (ventures with less than 50% ownership but are 100% consolidated because the Company has the power to govern the financial and operating policies of the enterprise under an agreement). Minority interest is derived from the Company's partner's 10% share of the earnings of Beijing United and 30% share of the earnings of Shanghai United. The Company also holds a 40% interest in Natural Formula Asia Limited, which is accounted for using the equity method. The Company has agreed in principle with the other investors to fund an additional $220,000, in the form of a loan, to its equity investment, NFAL, This payment will be made in 2005. Significant intercompany balances and transactions are eliminated.

REVENUE RECOGNITION

     The Company earns revenue from sales of products and providing services. Substantially all revenue in the Medical Capital Equipment segment and the Healthcare Products Distribution segment are from the sale of products and substantially all revenue in Healthcare Services is from providing services. See
Note 11 for further information on sales and cost of sales by segment.

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

     Inventory items held by the healthcare services division are stated at the lower of cost or market using the average cost method.

PROPERTY AND EQUIPMENT

     Property and equipment, including such assets held by Healthcare Services, are stated at historical cost. The costs of additions and improvements are capitalized, while maintenance and repairs are charged to expense as incurred. Depreciation is computed on the straight line method over the estimated useful lives of the related assets. Useful lives for office equipment, vehicles and furniture and fixtures range from 5 to 7 years. Leasehold improvements are amortized by the straight-line method over the shorter of the estimated useful lives of the improvements or the lease term. Certain medical equipment is depreciated over three years.

     The Company assesses the impairment of long-lived assets including intangible assets in accordance with Statement of Financial Standards No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS. The Company evaluates its long-lived assets for investment when indicators of impairment are identified. The Company records impairment charges based upon the difference between the fair value and carrying value of the original asset when undiscounted cash flows indicate the carrying value will not be recovered. No impairment losses have been recorded in the accompanying consolidated statement of operations.

INCOME TAXES

     The Company's U.S. entities are on a June 30 tax fiscal year and, beginning in 2001, they filed a consolidated U.S. federal tax return. The U.S. provision for income taxes is computed for each entity in the U.S. consolidated group at the statutory rate based upon each entity's income or loss, giving effect to permanent differences. The Company's foreign subsidiaries file separate income tax returns on a December 31 fiscal year.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

     The Company considers the recorded value of its financial instruments, which consist primarily of cash and cash equivalents, trade receivables, accounts payable, and short-term debt payable and vendor financing to approximate the fair value of the respective assets and liabilities at March 31, 2004 and December 31, 2002.

EARNINGS PER SHARE

     The Company follows Statement of Financial Accounting Standards No. 128, "Earnings per Share" (Statement 128) whereby basic earnings per share excludes any dilutive effects of options, warrants and convertible securities and diluted earnings per share includes such effects. The Company does not include the effects of stock option, warrants and convertible securities for periods when the Company reports a net loss as such effects would be antidilutive.

STOCK BASED COMPENSATION

     The Company accounts for stock-based compensation to employees under Accounting Principles Board ("APB") No. 25 - "Accounting for Stock Issued to Employees", and complies with the disclosure requirements for SFAS No. 123 - "Accounting for Stock-Based Compensation" and SFAS No. 148 - "Accounting for Stock-Based Compensation - Transition and Disclosure."

DIVIDENDS

     The Company has not paid cash dividends to the stockholders of its common stock and any cash dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors. On June 19, 2002, the Company declared a 10% stock dividend to holders of record on July 15, 2002. 100% stock splits in the form of a stock dividend were announced by the Company on August 6, 2003 with a record date of August 18, 2003 and on December 29, 2003 with a record date of January 10, 2004. Common stock as reported in the financial statements has been adjusted for all periods to reflect these stock dividends.

FOREIGN CURRENCIES

     Financial statements of the Company's foreign subsidiaries are translated from the functional currency, generally the local currency, to U.S. Dollars. Assets and liabilities are translated at the exchange rates on the balance sheet date. Results of operations are translated at average exchange rates. Accumulated other comprehensive income in the accompanying consolidated statements of stockholders' equity consists entirely of the resulting exchange difference.

USE OF ESTIMATES

     The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Because of the use of estimates inherent in the financial reporting process, actual results could differ from those estimates. Areas in which significant judgments and estimates are used include receivable collectibility and deferred tax valuation allowances. There were no material changes to the estimates made by the Company this year as compared to last year.

RECLASSIFICATIONS

     Certain balances in the 2003, 2002 and 2001 financial statements have been reclassified to conform to the 2004 presentation.

                                              2. INVENTORIES
                                              (in thousands)

                                                                          March 31,          December 31,
        Inventories consist of the following:                                2004                2002
                                                                             ----                ----
            Merchandise inventory                                            $7,834              $7,609
            Healthcare services inventory                                       247                 240
            Demonstration inventory, net                                        826                 840
            Parts and peripherals                                             1,456               1,657
                                                                              -----               -----
                                                                            $10,363             $10,346
                                                                            =======             =======


                                      3. PROPERTY AND EQUIPMENT, NET
                                              (in thousands)

                                                                             March 31,        December 31,
         Property and equipment, net consists of the following:                2004               2002
                                                                               ----               ----
           Furniture and equipment                                             $7,616             $5,408
           Vehicles                                                               109                109
           Leasehold improvements                                               6,747              5,594
                                                                                -----              -----
                                                                               14,472             11,111
         Less: accumulated depreciation and amortization                       (5,571)            (3,983)
                                                                               -------            -------
                                                                               $8,901             $7,128
                                                                               ======             ======


                                     4. DEBT

SHORT TERM

     The Company has a $1,750,000 credit facility with M&T Bank for short-term working capital needs, standby letters of credit, and spot and forward foreign exchange transactions. Balances outstanding under the facilities are payable on demand, fully secured and collateralized by government securities acceptable to the Bank having an aggregate fair market value of not less than $1,945,000. As of March 31, 2004, letters of credit issued by the bank amounted to approximately $420,000 and $883,000 was outstanding under the line of credit facility. Borrowings under the credit facility bear interest at 1% over three month London Interbank Offered Rate (LIBOR).

     The Company's hospital has short term financing arrangements in China with Hongkong Shanghai Banking Corp. (HSBC) for up to $600,000 in revolving loans or standby credit. Terms of the agreement are customary, with the interest rate being 1.75% over the three-month Singapore Interbank Money Market Offer Rate (SIBOR). The hospital has agreed to utilize HSBC for a certain portion of its patient payments via credit cards. As of March 31, 2004 this line of credit had $600,000 outstanding.

     Also, a new line of credit is included in the arrangement with HSBC for up to $1,200,000, bearing interest at 2.25% over SIBOR and having a term of up to three years. As of March 31, 2004, the balance on this credit line was $1,087,000. The Company on behalf of Beijing United has guaranteed the full amount of these facilities.

     The Company has an agreement with a major supplier whereby the supplier has agreed to provide long term (one and one-half years on transactions to date) payment terms on the Company's purchases of medical equipment from the supplier. The arrangement carries an interest component of five percent. At March 31, 2004 the Company has $2,998,000 of payables recorded under this agreement which are due in fiscal year 2005.

     The following table sets forth the Company's debt obligations as of March 31, 2004:

                                                               (in thousands )

                                TOTAL       2005        2006        2007        2008       2009     THEREAFTER
                                -----       ----        ----        ----        ----       ----     ----------
    Line of credit            $  2,670     $ 2,670   $      0       $ 0         $ 0         $  0      $  0
    Vendor financing             2,998       2,998          0         0           0            0         0


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

STOCK OPTION PLAN

     The Company's 1994 Stock Option Plan (the Plan) provided for the grant, at the discretion of the Board of Directors, of (i) options that are intended to qualify as incentive stock options (Incentive Stock Options) within the meaning of Section 422A of the Internal Revenue Code to certain employees, consultants and directors, and (ii) options not intended to so qualify (Nonqualified Stock Options) to employees, consultants and directors. On April 27, 2004, the Plan terminated by its terms and no additional options may be granted thereunder.

     The following is a summary of stock option activity during the year ended March 31, 2004, the three months ended March 31, 2003 and the years ended December 31, 2002 and 2001:

                                        Weighted               Weighted                Weighted                Weighted
                                        Average                Average                 Average                 Average
                                        Exercise               Exercise                Exercise                Exercise
                              2004        Price       2003       Price        2002       Price        2001       Price
                            ---------   --------   ---------   --------      -------   --------     -------    --------
Options outstanding,
beginning of year:          1,053,416      $2.29     929,416      $2.35      838,404       $2.54     840,084      $2.49
     Granted                   20,000       2.60     124,000       1.90      128,508        2.60     112,240       2.34
     Exercised               (110,196)      2.25           0       0         (37,300)       2.18           0       0
     Canceled                 (14,520)      2.49           0       0            (196)       2.08    (113,920)      2.05
                            ---------      -----   ---------      -----      -------       -----     -------      -----
Options outstanding,
End of year                   948,700       2.30   1,053,416       2.29      929,416        2.35     838,404       2.54
                            =========      =====   =========      =====      =======       =====     =======

     Options exercisable at March 31, 2004, March 31, 2003, December 31, 2002 and 2001, were 919,360, 1,010,476, 886,752 and 736,128, respectively, with weighted average exercise prices of $2.30, $2.28, $2.34 and $2.55, respectively. The weighted average exercise price of options outstanding is $2.30, $2.29, $2.35 and $2.54 and the weighted average remaining contractual life of such options is 6.77, 7.73, 7.68 and 8.6 years respectively as of March 31, 2004, March 31, 2003, December 31, 2002 and 2001

     The Company accounts for stock-based compensation to employees under Accounting Principles Board Opinion ("APB") No. 25 - "Accounting for Stock Issued to Employees", and complies with the disclosure requirements for SFAS No. 123 - "Accounting for Stock-Based Compensation" and SFAS No. 148 - "Accounting for Stock-Based Compensation - Transition and Disclosure." Had compensation cost for these plans been determined consistent with SFAS No. 123, the Company's net earnings and earnings per share ("EPS") would have been reduced to the following pro-forma amounts (in thousands, except share data):

                                                                2004          2003          2002           2001
                                                              --------      --------      --------       --------
        Net (loss) income, as reported                        $(1,987)          $76          $259           $384
        Deduct: total stock-based employee compensation
        expense determined under fair value method for all
        awards, net of related tax effects                        (18)          (36)          (24)           (86)
                                                              --------      --------      --------       --------
        Net (loss) income, pro-forma                          $(2,005)          $40          $235           $298
                                                              ========      ========      ========       ========
        Pro forma earnings per share:
        EPS, basic             As reported                      $(.53)          .02          $.07           $.10
        EPS, basic             Pro forma                        $(.53)          .02          $.06           $.08
        EPS, diluted           As reported                      $(.53)          .01          $.07           $.10
        EPS, diluted           Pro forma                        $(.53)          .01          $.06           $.08


     The fair value of each option is estimated at the date of grant using a modified Black-Scholes option pricing model, with the following weighted-average assumptions for 2003, 2002 and 2001: dividend yield 0.00%; expected volatility of 62.3%; risk-free interest rate of 3.00%; and expected life of 7.0 years. For March 2004: dividend yield 0.00%; expected volatility 99.8%; risk-free interest rate 2.00%; expected life 7.0 years.

RECENT ISSUANCE OF SECURITIES

     As of March 29, 2004, the Company entered into a securities purchase agreement with a limited number of accredited investors pursuant to which we agreed to issue and the investors agreed to purchase at a price of $9.00 per share 1,500,000 shares of our common stock, together with warrants to purchase an additional 300,000 shares of our common stock at an exercise price of $12.00 per share, for an aggregate purchase price of $13,500,000. The net proceeds to the Company from the financing, after deducting expenses of the financing including placement agent fees, were $12,300,000. In connection with the financings, we also agreed to issue the placement agent five-year warrants to purchase 90,000 shares of our common stock at an exercise price of $12.00 per share. On March 31 and April 1, 2004, the initial closings of the financing occurred at which a total of 600,000 shares of our common stock together with warrants to purchase 120,000 shares of our common stock were issued to the investors. In connection with the initial closings, the placement agent was issued warrants to purchase 36,000 shares of our common stock. The final closing of the financing took place on May 5, 2004 at which the remaining 900,000 shares of common stock together with the remaining warrants to purchase 180,000 shares of our common stock were issued to the investors. In connection with the final closing, the placement agent was issued the remaining warrants to purchase 54,000 shares of our common stock.

SHARES OF COMMON STOCK RESERVED

     As of March 31, 2004, the Company had reserved 3,656,848 shares of common stock for issuance upon exercise of remaining private placement securities, stock options and Class B common stock convertibility.

                              6. EARNINGS PER SHARE

     The following is a reconciliation of the numerators and denominators of the basic and diluted Earnings per Share (EPS) computations for net income and other related disclosures: (thousands except share and per share data)

                                                                             Three months
                                              Year ended     Three months    ended March      Year ended       Year ended
                                               March 31,     ended March       31, 2002      December 31,     December 31,
                                                 2004          31, 2003      (unaudited)         2002             2001
                                               ---------      ---------       ---------       ---------        ---------
    Net (loss) income                             $(1,987)           $76           $(192)           $259             $384
    Weighted average shares outstanding-
    basic                                       3,758,170      3,708,232       3,672,460       3,699,052        3,667,204
    Basic earnings per share                        $(.53)          $.02           $(.05)           $.07             $.10
    Effect of dilutive securities:
       Shares issuable upon exercise
    of     dilutive outstanding stock
    options:                                            0          7,676               0          97,288          283,432
    Weighted average shares outstanding-
    diluted                                     3,758,170      3,715,908       3,672,460       3,796,340        3,950,636
    Diluted earnings per share                      $(.53)          $.02           $(.05)           $.07             $.10



For the periods in which losses were incurred, shares issuable upon exercises of stock options are excluded from diluted earnings per share because the effect would be anti-dilutive.

                                 7. INCOME TAXES

     The Company's (provision for) income taxes consists of the following for the year ended March 31, 2004, three months ended March 31, 2003, and the years ended December 31, 2002 and 2001:

                                                        (in thousands)
                                              2004     2003     2002     2001
                                              ----     ----     ----     ----
    Current:
         Federal                              $-       $--      $--      $-
         Foreign                              356       80      545      249
          State                                 0        0        0       34
                                              ---      ---      ---      ---
                                              187       80      545      283
     Deferred:
         Federal                             (208)       0     (681)    (190)
         State                                 (2)       0     (104)     (42)
         Foreign                              (82)       0        0     (128)
                                              ---      ---      ---      ---
                                             (292)       0     (785)    (360)
                                              ---      ---      ---      ---
                                             $(64)     $80    $(240)    $(77)
                                              ---      ---      ---      ---
                                              ===      ===      ===      ===

         Significant components of the Company's deferred tax liabilities and assets are as follows for the years ended March 31, 2004 and December 31, 2002:

                                                                2004       2002
                                                                ----       ----
    Deferred tax liabilities:
         Unremitted earnings on Foreign subsidiaries              $0         $0

    Deferred tax assets:
         Allowance for doubtful accounts                         286        286
         Sales Commissions                                       181        114
         Net operating loss carryforwards                      2,463        949
         Foreign tax credit                                      194          0
         Alternate Minimum Tax                                    47          0
         Depreciation                                             27          0
         Other                                                     0         (1)
         Subtotal                                              3,198      1,348
                                                               -----     ------
         Less valuation allowance                             (1,397)     $(456)
                                                               -----     ------
    Net deferred tax asset                                     1,801       $892
                                                               =====     ======

         The Company's effective income tax rate varied from the statutory federal income tax rate for the year ended March 31, 2004, the three months ended March 31, 2003 and the years ended December 31, 2002 and 2001 are as follows:

                                                            2004           2003           2002           2001
                                                            ----           ----           ----           ----
    Statutory federal income tax rate                       34.0%          34.0%          34.0%          34.0%
    Adjustments:
         State income taxes, net of federal benefit          4.0            4.0            4.0            4.0
         Foreign tax rate differential                      (9.0)         171.0        3,036.0         (188.0)
         Use of net operating losses                         0.0           0.0       (5,289.0)         (42.0)
         Change in valuation allowance                      17.0          (38.0)      (3,474.0)         (75.0)
         Other, including permanent differences(           (49.0)        (136.0)       4,426.0          242.0
                                                            (3.0)%          35.0%      (1,263.0)%        (25.0)%
                                                           ======        =======      ==========       ========

     Due to the Company's global restructuring plan, it expects to be able to make use of a substantial portion of its' U.S. federal net operating losses, and accordingly, recorded $660,000 in fiscal year 2002 and $232,000 in fiscal year 2001. The Company expects the tax benefits from these net operating losses will be realized in 2005 or 2006.

     All profit-seeking hospitals are entitled to business tax deferral for 3 years starting from the receipt of certificate recognizing those hospitals as profit-seeking. Beijing United received this certificate on November 26, 2001 and as a result Beijing United is entitled to 3-year business tax exemption starting from November 26, 2001 through November 25, 2004. As of June 20, 2004 this approval, while only a formality, has not been received. The Company's liability is estimated at $900,000 should approval be denied. The Company has not recorded any accrual for the contingency related to this matter because it considers it remote that it will incur this tax liability.

     The Company has U.S. Federal net operating losses of approximately $3.2 million that expire in 2014 through 2024. The Company also has foreign losses from China of approximately $559,000 that expire in 2007 and 2009.

                                 8. COMMITMENTS

LEASES

The Company leases office space, warehouse space, and space for both Beijing United and Shanghai United under operating leases. Future minimum payments under these noncancelable operating leases consist of the following:


                                   (in thousands)

   Year ending March 31:
               2005...........................................            $1,616
               2006...........................................             1,387
               2007...........................................             1,348
               2008...........................................             1,263
               2009...........................................             1,219
               Thereafter.....................................             3,886
                                                                         -------
               Net minimum rental commitments.................           $10,719
                                                                         =======

The above leases require the Company to pay certain pass through operating expenses and rental increases based on inflation.

     Rental expense was approximately $1,904,000, $472,000, $1,499,000 and $1,026,000 for the year ended March 31, 2004, three months ended March 31, 2003, and for the years ended December 31, 2002 and 2001, respectively.

                        9. CONCENTRATIONS OF CREDIT RISK

     Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and trade receivables. Substantially all of the Company's cash and cash equivalents at March 31, 2004 and December 31, 2002 were held by one U.S. financial institution. All of the Company's sales during the years were to end-users located in China or Hong Kong. Most of the Company's equipment or consumable sales are accompanied by down payments of either cash and/or letters of credit. Most of the Company's medical services provided by Beijing United were performed in China for patients residing in China. Approximately 65% of the payments received for such services were denominated in local currency and 35% in U.S. dollars.

     The Company conducts its marketing and sales and provides its services exclusively to buyers located in China, including Hong Kong. The medical services and products provided by the Healthcare Services group and the marketing of such services are performed exclusively for/to patients in China. The Company's results of operations and its ability to obtain financing could be adversely affected if there was a deterioration in trade relations between the United States and China.

     Of the Company's assets at March 31, 2004 and December 31, 2002, approximately $33,476,000and $29,784,000, respectively, of such assets are located in China, consisting principally of cash, receivables, inventories, leasehold improvements, equipment, and other assets. Also, see Note 10.

                       10. SIGNIFICANT CUSTOMERS/SUPPLIERS

     Substantially all China purchases of the Company's U.S.-Dollar sales of products, regardless of the end-user, are made through Chinese foreign trade corporations (FTCs). Although the purchasing decision is made by the end-user, which may be an individual or a group having the required approvals from their administrative organizations, the Company enters into formal purchase contracts with FTCs. The FTCs make purchases on behalf of the end-users and are authorized by the Chinese government to conduct import business. FTCs are chartered and regulated by the government and are formed to facilitate foreign trade. The Company markets its products directly to end-users, but in consummating a sale the Company must also interact with the particular FTC representing the end-user. By virtue of its direct contractual relationship with the FTC, rather than the end user, the Company is to some extent dependent on the continuing existence of and contractual compliance by the FTC until a particular transaction has been completed. In fiscal 2002 the Company recorded sales to Instrimpex FTC of $8,821,000; this is the only customer over 10% of total sales.

     Purchases from several suppliers were each over 10% of total cost of goods. These were Siemens ($14,945,000), Becton-Dickenson ($8,863,000), Guidant ($11,926,000) and L'Oreal ($10,311,000) for the year ended March 31, 2004.
Purchases over 10% for the year ended December 31, 2002 were Siemens, ($11,233,000), Becton-Dickenson ($11,145,000) and L'Oreal ($7,168,000).

                              11. SEGMENT REPORTING

     The Company has three reportable segments: Medical Capital Equipment, Healthcare Products Distribution and Healthcare Services. The Company evaluates performance and allocates resources based on profit or loss from operations before income taxes, not including gains or losses on the Company's investment portfolio. The following segment information has been provided per Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information":

For the year ended March 31, 2004:

                                     Medical Capital    Healthcare Products
                                        Equipment          Distribution       Healthcare Services            Total
                                     ---------------    -------------------   -------------------        -----------
Assets                                   $23,087,000        $12,525,000            $12,339,000           $47,951,000

Sales and service revenue                $33,837,000        $38,393,000            $15,954,000           $88,183,000
Gross Profit                               9,428,000          4,788,000                    n/a                   n/a
Gross Profit %                                    28%                13%                   n/a                   n/a
(Lloss) from operations                    $(269,000)         $(643,000)             $(672,000)          $(1,582,000)
Other (expense) net                                                                                         (111,000)
Minority interest                                                                                             (8,000)
Loss on equity investment                                                                                   (222,000)
                                                                                                         ============
Loss before income taxes                                                                                 $(1,923,000)
                                                                                                         ============

For the three months ended March 31, 2003:

                                     Medical Capital    Healthcare Products
                                        Equipment          Distribution       Healthcare Services            Total
                                     ---------------    -------------------   -------------------        -----------
Assets                                   $19,521,000        $12,571,000            $10,248,000           $42,340,000

Sales and service revenue                 $7,716,000        $10,663,000             $3,470,000           $21,849,000
Gross Profit                               2,474,000          1,097,000                    n/a                   n/a
Gross Profit %                                    32%                10%                   n/a                   n/a
Income (loss) from operations               $521,000          $(121,000)             $(178,000)             $222,000
Other (expense) net                                                                                          (66,000)
Minority interest                                                                                                  0
                                                                                                         ------------
Income before income taxes                                                                                  $156,000
                                                                                                         ============

For the year ended December 31, 2002:

                                     Medical Capital    Healthcare Products
                                        Equipment          Distribution       Healthcare Services            Total
                                     ---------------    -------------------   -------------------        -----------
Assets                                   $21,354,000        $10,616,000            $11,156,000           $43,126,000

Sales and service revenue                $28,708,000        $28,946,000            $12,963,000           $70,617,000
Gross Profit                               7,822,000          3,856,000                    n/a                   n/a
Gross Profit %                                    27%                13%                   n/a                   n/a
Income (loss) from operations               $198,000          $(601,000)              $536,000              $133,000
Other (expense) net                                                                                         (126,000)
Minority interest                                                                                             50,000
Loss on equity investment                                                                                    (38,000)
                                                                                                         ------------
Income before income taxes                                                                                   $19,000
                                                                                                         ============

For the year ended December 31, 2001:

                                     Medical Capital    Healthcare Products
                                        Equipment          Distribution       Healthcare Services            Total
                                     ---------------    -------------------   -------------------        -----------
Assets                                   $17,511,000         $8,987,000             $6,871,000           $33,369,000

Sales and service revenue                $25,819,000        $21,520,000             $8,779,000           $56,118,000
Gross Profit                               7,451,000          2,842,000                    n/a                   n/a
Gross Profit %                                    29%                13%                   n/a                   n/a
Income (loss) from operations               $439,000        $(1,316,000)              $476,000             $(401,000)
Other income, net                                                                                            726,000
Minority interest                                                                                            (18,000)
                                                                                                         ------------
Income before income taxes                                                                                  $307,000
                                                                                                         ============

                     12. SELECTED QUARTERLY DATA (UNAUDITED)

                        (thousands except per share data)

                                                             First                                        Fourth
                                                            Quarter     Second Quarter  Third Quarter     Quarter
                                                            -------     --------------  -------------     -------
For the year ended March 31, 2004:
Revenue                                                      $20,373       $21,156         $21,630        $25,024
Gross profit from operations                                   5,670         7,152           7,506          8,247
(Loss) income before income taxes                             (1,726)          376            (502)           (71)
Net (loss) income                                             (1,338)          218            (383)          (484)
Basic (loss) earnings per share of common stock                 (.36)          .06            (.10)          (.13)
Diluted (loss) earnings per share of common stock               (.36)          .05            (.10)          (.13)
Cash dividends per share of common stock                         .00           .00             .00            .00


For the three months ended March 31, 2003:
Revenue                                                      $21,849
Gross profit from operations                                   6,702
Income before income taxes                                       156
Net income                                                        76
Basic earnings per share of common stock                         .02
Diluted earnings per share of common stock                       .02
Cash dividends per share of common stock                         .00

                                                             First                                        Fourth
                                                            Quarter     Second Quarter  Third Quarter     Quarter
                                                            -------     --------------  -------------     -------
For the year ended March 31, 2002:
Revenue                                                      $15,578       $14,968         $17,801        $22,270
Gross profit from operations                                   4,656         4,973           6,361          7,078
(Loss) income before income taxes                               (305)         (612)            400            536
Net (loss) income                                               (192)         (411)            176            686
Basic (loss) earnings per share of common stock                 (.05)         (.11)            .05            .19
Diluted (loss) earnings per share of common stock               (.05)         (.11)            .04            .19
Cash dividends per share of common stock                         .00           .00             .00            .00


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.


ITEM 9A.  CONTROLS AND PROCEDURES

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

     As of March 31,  2004,  the Company  carried out an  evaluation,  under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that, notwithstanding the matters described below, the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) which is required to be included in its publicly filed reports. In early June 2004, in connection with the audit of our financial statements for fiscal 2004, our independent auditors informed us that heightened new standards suggest that they characterize three items as material weaknesses in the Company's internal controls. The independent auditors have completed their work and nonetheless have rendered an unqualified report on our financial statements as contained elsewhere herein. Other than the three items described below, there have been no significant changes during the fourth quarter ended March 31, 2004 in the Company's internal controls or in other factors which could significantly affect internal controls since that evaluation.

     The independent auditors initially were not able to test accounts receivable at Beijing United and the total postings could not be fully reconciled with the general ledger. This issue was found to be the result of a software writing problem in connection with an outsourced software upgrade to the systems at Beijing United. The software provider is remedying the system problem. The reconciliation of all postings with the general ledger was ultimately fully achieved and tested by measures outside of the system. We anticipate this matter to be resolved in time for our report on the first quarter of fiscal 2005.

The auditors also informed the Audit Committee and management that the Company's existing level of tax expertise appeared to be insufficient in the United States and China and that this was a material weakness. For example, in the United States, the Company's tax benefit provision had to be recomputed at the close of the audit. The auditors in prior periods had assisted the Company in the complex computation of this number but in light of heightened new standards, the auditors have notified us that they will no longer do so. Accordingly, the Company has decided to retain additional outside tax expertise as well as add personnel to its U.S. finance department. The auditors also expressed the view that our level of tax expertise in China needed to be increased. We already have added qualified tax staff in China. We expect to have our tax expertise fully upgraded in time for our report on the first quarter of fiscal 2005.

     Finally, the independent auditors indicated the need for procedures to improve the financial statement close process. We have already begun to supplement our resources in this regard by increasing staff in the process and further formalizing the closing process, among other improvements. We expect that these procedures will be implemented in time for our report on the first quarter of fiscal 2005.

The implementation of the initiatives described above are among our highest priorities. Our Board of Directors, in coordination with our Audit Committee, will continually assess the progress and sufficiency of these initiatives and make adjustments, if necessary. As of the date of this report, we believe that our plans, when completed, will eliminate the weaknesses in internal accounting control as described above. Nonetheless, a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues have been detected.








                                    PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

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

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

     Information required is set forth in the Proxy Statement, which is incorporated herein by reference. PART IV

ITEM 15.   EXHIBITS AND REPORTS ON FORM 8-K

(a)(1) The following consolidated financial statements of Chindex International, Inc. are included in Part II, Item 8:

     Independent Auditors' Report. Consolidated Statements of Operations for the year ended March 31, 2004, three months ended March 31, 2003, unaudited three months ended March 31, 2002 and the years ended December 31, 2002 and 2001. Consolidated Balance Sheets as of March 31, 2004 and December 31, 2002. Consolidated Statements of Stockholders' Equity for the period ended March 31, 2004, and the years ended December 31, 2002 and 2001. Consolidated Statements of Cash Flows for the years ended March 31, 2004, three months ended March 31, 2003, unaudited three months ended March 31, 2002 and the years ended December 31, 2002 and 2001. Notes to Consolidated Financial Statements.

(a)(2) The following financial statement schedule of Chindex International is included in Item 15(d):

Schedule II  Valuation and Qualifying Accounts.

                                                    Balance
                                                   beginning     Additions    Additions not                 Balance end
Description (amounts in thousands)                  of year       expensed       expensed      Deductions     of year
----------------------------------                  -------       --------       --------      ----------     -------
For the year ended March 31, 2004:
Allowance for doubtful receivables                    $1,001          $777                           647       $1,131
Deferred income tax valuation allowance                  456           278          663                         1,397
                                                      ------        ------           --            -----       ------
   Total allowances deducted from assets              $1,457        $1,055         $663             $647       $2,528
For the three months ended March 31, 2003:
Allowance for doubtful receivables                      $883          $118                                     $1,001
Deferred income tax valuation allowance                  456                                           0          456
                                                      ------        ------           --            -----       ------
   Total allowances deducted from assets              $1,339          $118           $0               $0       $1,457
For the year ended December 31, 2002:
Allowance for doubtful receivables                      $604          $279                                       $883
Deferred income tax valuation allowance                1,446                                         990          456
                                                      ------        ------           --            -----       ------
   Total allowances deducted from assets              $2,050          $279           $0             $990       $1,339
For the year ended December 31, 2001:
Allowance for doubtful receivables                      $604                                                     $604
Deferred income tax valuation allowance                3,081                                       1,635        1,446
                                                      ------        ------           --            -----       ------
   Total allowances deducted from assets             $3,685             $0           $0           $1,635       $2,050

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

(a)(3)  Exhibits

The exhibits listed below are filed as a part of this annual report:
3.1 Certificate of Incorporation of the Company. Incorporated by reference to Annex B to the Company's Proxy Statement on Schedule 14A, filed with the Securities and Exchange Commission on or about June 7, 2002 (the "Proxy Statement")
3.2 Amendment to Certificate of Incorporation of the Company. Incorporated by reference to Exhibit 3.2 to the Company's Form 10-Q for the nine months ended December 31, 2003.
3.3 By-laws of the Company. Incorporated by reference to Annex C to the Proxy Statement.
4.1 Form of Specimen Certificate of the Company's Common Stock. Incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form SB-2 (No. 33-78446) (the "IPO Registration Statement").
4.2 Form of Specimen Certificate of Class B Common Stock. Incorporated by reference to Exhibit 4.3 to the IPO Registration Statement.
10.1 The Company's 1994 Stock Option Plan, as amended as of July 17, 2001. Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the six months ended June 30, 2001.
10.2 Lease Agreement, dated as of March 1994, between the Company and Central Properties Limited Partnership, relating to the Company's Bethesda, Maryland facility. Incorporated by reference to Exhibit 10.4 to the IPO Registration Statement.
10.3 First Amendment to Lease, dated as of June 26, 1996, between the Company and Central Properties Limited Partnership, relating to additional space at the Company's Bethesda, Maryland facility. Incorporated by reference to Exhibit 10.5 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997.
10.4 Lease Agreement between the School of Posts and Telecommunications and the Company dated November 8, 1995. Incorporated by reference to
         Exhibit 10.14 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995.
10.5 Amendments Numbers One, Two and Three to the Lease Agreement between the School of Posts and Telecommunications and the Company dated November 8, 1995, each such amendment dated November 26, 1996. Incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997.
10.6 Lease Agreement dated May 10, 1998, between the School of Posts and Telecommunications and the Company relating to the lease of additional space. Incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998.
10.7 Contractual Joint Venture Contract between the Chinese Academy of Medical Sciences Union Medical & Pharmaceutical Group Beijing Union Medical & Pharmaceutical General Corporation and the Company, dated September 27, 1995. Incorporated by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995.
10.8 First Investment Loan Manager Demand Promissory Note dated July 10, 1997 between First National Bank of Maryland and Chindex, Inc. Incorporated by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997.
10.9 Distribution Agreement dated October 11, 2001 between Siemens AG and the Company, Incorporated by reference to Exhibit 10.18 to the Company's Quarterly Report on Form 10-Q for the nine months ended September 30, 2001.
10.10 Second amendment to lease, dated as of November 24, 2000, between the Company and Central Properties Limited Partnership, relating to the extension of the lease term for the Company's Bethesda, Maryland offices. Incorporated by reference to Exhibit 10.19 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.
10.11 Employment Agreement, dated as of September 1, 2001, between the Company and Roberta Lipson. Incorporated by reference to Exhibit 10.20 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.
10.12 Employment Agreement, dated as of September 1, 2001, between the Company and Elyse Beth Silverberg. Incorporated by reference to Exhibit
         10.21 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.
10.13 Employment Agreement, dated as of September 1, 2001, between the Company and Lawrence Pemble. Incorporated by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

10.14 Employment Agreement, dated as of September 1, 2001, between the Company and Robert C. Goodwin, Jr. Incorporated by reference to Exhibit
         10.23 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.
10.15 Contractual Joint Venture Contract between Shanghai Changning District Central Hospital and the Company, dated February 9, 2002. Incorporated by reference to Exhibit 10.24 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.
10.16 Lease Agreement between Shanghai Changning District Hospital and the Company related to the lease of the building for Shanghai United Family Hospital. Incorporated by reference to Exhibit 10.25 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.
10.17 Lease Agreement between China Arts & Crafts Import & Export Corporation and Chindex (Beijing) Consulting Incorporated related to the lease of the building for the Company's main office in Beijing+. Incorporated by reference to Exhibit 10.17 to the Company's Quarterly Report on Form 10-Q for the six months ended June 30, 2002.
10.18 Agreement between Siemens AG and the Company for long term payment of vendor invoices. Incorporated by reference to Exhibit 10.18 to the Company's Quarterly Report on Form 10-Q for the nine months ended September 30, 2002.
10.19 Form of Securities Purchase Agreement dated as of March 29, 2004 among the Company and the purchasers thereunder. Incorporated by reference to
         Exhibit 10.19 to the Company's Registration Statement on Form S-1 (No. 333-114299).
21.1 List of subsidiaries. Incorporated by reference to Exhibit 21.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002.
23.1     Consent of Ernst & Young LLP, Independent Auditors (filed herewith).
31.1     Certification  of the Company's  Chief  Executive  Officer  Pursuant to
         Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2 Certification of the Company's Executive Vice President Finance Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.3     Certification of the Company's Principal Accounting Officer Pursuant to
         Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1     Certification  of the Company's  Chief  Executive  Officer  Pursuant to
         Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.2 Certification of the Company's Executive Vice President Finance Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.3     Certification of the Company's Principal Accounting Officer Pursuant to
         Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

- -- -- -- -- -- -- -- -- --
* Confidential treatment has been granted as to a portion of this Exhibit. + English translation of summary from Chinese original.


b.   Reports on Form 8-K

1. On February 12, 2004, the Company filed a Form 8-K announcing its third quarter and nine month results for the period ended December 31, 2003.

2. On February 14, 2004, under Item 12, the Company announced its revenue guidance as stated in an attached press release.

3. On March 1, 2004, under item 12, the Company filed a Form 8-K correcting prior filings for mathematical errors.

4. On March 29, 2004, under item 12, the Company announced a securities purchase agreement relating to the placement of its common stock for an aggregate purchase price of $13.5 million.

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


                                     CHINDEX INTERNATIONAL, INC.

Dated: June 28, 2004                 BY: /S/ ROBERTA LIPSON
                                         ----------------------
                                         Roberta Lipson
                                         President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Dated: June 28, 2004                 BY: /S/ ROBERTA LIPSON
                                         ------------------
                                         Roberta Lipson
                                         Chairperson of the Board of Directors,
                                         Chief Executive Officer and President



Dated: June 28, 2004                 BY: /S/ ELYSE BETH SILVERBERG
                                         -------------------------
                                         Elyse Beth Silverberg
                                         Executive Vice President,
                                         Secretary and Director

Dated June 28, 2004                  BY: /S/  LAWRENCE PEMBLE
                                         --------------------
                                         Lawrence Pemble
                                         Executive Vice President-Finance
                                         and Director

Dated: June 28, 2004                 BY: /S/ ROBERT C. GOODWIN, JR.
                                         --------------------------
                                         Robert C. Goodwin, Jr.
                                         Executive Vice President of Operations,
                                         Treasurer, General Counsel and Director

Dated: June 28, 2004                 BY: /S/ RONALD ZILKOWSKI
                                         --------------------
                                         Ronald Zilkowski
                                         Senior Vice President Finance
                                         and Controller

Dated: June 28, 2004                 BY: /S/ A. KENNETH NILSSON
                                         ----------------------
                                         A. Kenneth Nilsson
                                         Director

Dated: June 28, 2004                 BY: /S/ JULIUS Y. OESTREICHER
                                         -------------------------
                                         Julius Y. Oestreicher
                                         Director

Dated: June 28, 2004                 BY: /S/ CAROL R. KAUFMAN
                                         ------------------------
                                         Carol R. Kaufman
                                         Director