Form 10-K/A
period 2004-03-31
CHINDEX INTERNATIONAL INC
filed 2004-07-30
CIK 922717

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                               AMENDMENT NO. 1 TO
                                    FORM 10-K

  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                    OF 1934

                    FOR THE FISCAL YEAR ENDED MARCH 31, 2004

                           Commission File No. 0-24624

                           CHINDEX INTERNATIONAL, INC.

             (Exact name of registrant as specified in its charter)

                             [CHINDEX LOGO OMITTED]

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

                          COMMON STOCK, $.01 PAR VALUE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K contained is not contained herein, and will not be contained, to the best of registrant's knowledge, in a definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [ ] No [x]

The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of September 30, 2003 (the last business day of the registrant's most recently completed second fiscal quarter) was approximately $13,733,000.

The number of shares outstanding of each of the issuer's class of common equity, as of July 29, 2004, was 4,543,152 shares of Common Stock and 775,000 shares of Class B Common Stock.

Documents Incorporated by Reference: None.

                                INTRODUCTORY NOTE

This Amendment to Annual Report on Form 10-K/A is being filed to supplement and amend the Annual Report on Form 10-K of Chindex International, Inc. (the "Company") for the fiscal year ended March 31, 2004, which report was filed on June 29, 2004, to add as new the entirety of Items 10-14 and to include revised and/or additional information under Items 1, 6, 7 and 8, each of which is presented herein in its entirety, and Item 15.


                                     PART I

ITEM 1.   BUSINESS

GENERAL

     Chindex International, Inc., founded in 1981, is an American company operating in several healthcare sectors of the Chinese marketplace, including Hong Kong. Revenue is generated from the sale of healthcare equipment and products and the provision of healthcare services. The Company operates in three segments:

     o MEDICAL CAPITAL EQUIPMENT DIVISION. This division markets, sells and facilitates the export of select capital healthcare equipment and instrumentation to China on the basis of both exclusive and non-exclusive agreements with the manufacturers of these products. Chindex believes based on its knowledge and experience in the Chinese healthcare system, that it is the largest independent U.S. distributor of healthcare equipment in China. For the fiscal year ended March 31, 2004, the Medical Capital Equipment Division accounted for 38% of our revenue.

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

     SHANGHAI UNITED FAMILY HOSPITAL AND CLINICS

     In late 2001, Chindex received approval from the MOH and in early 2002 received approval from MOFTEC to open a second hospital venture. The new hospital, located in Shanghai is designed as a 50-bed facility, offering a full range of inpatient and outpatient services to both Shanghai's expatriate and Chinese communities. This hospital is also a contractual joint venture undertaking, with Chindex being entitled to 70% of the profits of the enterprise. Construction on the hospital has been underway for a number of months and Shanghai United is scheduled to be completed and opened in the fall of 2004. Funding for the initial development of this hospital was obtained through an agreement with a major supplier for deferred payment on equipment purchases by us from the supplier.

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

EMPLOYEES

     At March 31, 2004, the Company had 759 full-time salaried employees. Of these, 744 are in China and Hong Kong. Of the full-time personnel in China and Hong Kong, 74 are expatriates and 670 are Chinese or third country nationals. Of our non-U.S. based full-time employees, 363 are employed at Beijing United.

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

                                     PART II

ITEM 6. SELECTED FINANCIAL DATA


                                     YEAR ENDED     THREE MONTHS ENDED              YEAR ENDED DECEMBER 31,
                                     MARCH 31,          MARCH 31,          ------------------------------------------
                                        2004        2003        2002         2002       2001       2000        1999
                                     ----------   --------    --------     --------   --------   --------    --------
                                                              (UNAUDITED)
STATEMENT OF OPERATIONS DATA                              (in thousands, except per share data)
Net sales.........................     $88,183      $21,849     $15,578    $70,617     $56,118    $45,064    $37,128
Percent increase over prior period          25%          40%         47%        26%         25%        21%        72%
(Loss) income from operations.....      (1,582)         222        (293)       133        (401)       152       (221)
Other (expenses) income...........        (111)         (66)        (12)      (126)        726        664        896
Net (loss) income before income
   taxes..........................      (1,923)         156        (305)        19         307        780        657
(Provision for) benefit from
   income taxes...................         (64)         (80)        113        240          77       (139)      (265)
Net (loss) income ................      (1,987)          76        (192)       259         384        641        392

Net (loss) income per share-basic.        (.53)         .02        (.05)       .07          .10       .17        .11
Net (loss) income per
   share-diluted..................        (.53)         .02        (.05)       .07          .10       .17        .11
Market closing price per share-
   end of period..................       10.09         2.00        2.78       1.86         3.18      1.53       3.77
Book value per share at end of
   period.........................        3.92         3.79        3.94       3.77         3.71      3.89       3.72
Cash dividends declared...........         .00          .00         .00        .00          .00       .00        .00

BALANCE SHEET DATA (AT END OF PERIOD):
 Total assets......................    $47,851      $42,340     $32,859    $43,126     $33,369    $36,498    $24,384
 Short term debt...................      5,668          696         702      1,946         200          0          0
 Long term debt or vendor
   financing .....................         125        3,734           0      3,609           0          0         91
Total shareholders' equity........      17,198       14,044      13,497     13,968      13,611     13,235     12,587


                                     YEAR ENDED     THREE MONTHS ENDED              YEAR ENDED DECEMBER 31,
                                     MARCH 31,          MARCH 31,          ------------------------------------------
                                        2004        2003        2002         2002       2001       2000        1999
                                     ----------   --------    --------     --------   --------   --------    --------
                                                              (UNAUDITED)
SEGMENT INFORMATION:
Medical Capital Equipment-sales...     $33,836     $7,716       $6,653     $28,708     $25,819
Medical Capital Equipment-gross
   margin percent.................          28%        32%          22%         27%         29%
Medical Capital Equipment-
   operations (loss) income.......        (269)       521         (174)        198         439
Healthcare Products Distribution-
   sales..........................      38,393     10,663        6,126      28,946      21,520
Healthcare Products Distribution-
   gross margin percent...........          13%        10%          12%         13%         13%
Healthcare Products Distribution-
   operating loss.................        (641)      (121)        (161)       (601)     (1,316)
Healthcare Products-sales.........           *          *            *           *           *    $39,049    $33,182
Healthcare Products-gross margin
   percent........................           *          *            *           *           *         24%        25%
Healthcare Products-operating
   (loss) income..................           *          *            *           *           *        (66)       243
Healthcare Services-sales.........      15,954      3,470        2,799      12,963       8,779      6,015      3,946
Healthcare Services-operating
   (loss) income..................        (672)      (178)          42         536         476        218       (464)


-----------------
* We expanded to three segments in 2002 and restated 2001.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Chindex International, Inc., is a Delaware corporation with headquarters located in the Washington, D.C. metropolitan area. We were founded in 1981 and currently are an American provider of healthcare products and services to China, including Hong Kong. We operate in three business segments:

     o MEDICAL CAPITAL EQUIPMENT DIVISION. This division markets, sells and facilitates the export of select capital healthcare equipment and instrumentation to China on the basis of both exclusive and non-exclusive agreements with the manufacturers of these products. We believe, based on our knowledge and experience in the Chinese healthcare system, that we are the largest independent U.S. distributor of healthcare equipment in China. For the fiscal year ended March 31, 2004, the Medical Capital Equipment Division accounted for 38% of our revenue.

     o HEALTHCARE PRODUCTS DISTRIBUTION DIVISION. This division, through a network of wholly owned foreign subsidiaries in China, imports and distributes off-the-shelf healthcare instrumentation and health-related consumable products developed by third parties. For the fiscal year ended March 31, 2004, the Healthcare Products Distribution Division accounted for 44% of our revenue.

     o HEALTHCARE SERVICES DIVISION. This division operates our private hospital and clinics. Beijing United Family Hospital and Clinics (BJU) opened in 1997 and Shanghai United Family Hospital and Clinics (SHU) is scheduled to open in 2004. In 2002, we opened our first satellite clinic associated with BJU in Shunyi County outside of Beijing. For the fiscal year ended March 31, 2004, the Healthcare Services Division accounted for 18% of our revenue.

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

     Some of our accounting policies require higher degrees of judgment than others in their application. These include receivables collectibility and income tax recognition of deferred tax items. In addition, Note 1 to the Consolidated Financial Statements includes further discussion of our significant accounting policies.

REVENUE RECOGNITION

     Sales of equipment and consumables are recognized upon product shipment. We provide installation, warranty, and training services for certain of our capital equipment sales. These services are viewed as perfunctory to the overall arrangement and are not accounted for separately from the equipment sale. Cost associated with installation, after-sale servicing and warranty are not significant and are recognized in cost of sales as they are incurred. The estimated cost for training services is accrued upon shipment.

     Revenue related to services provided in our Healthcare Services segment is recognized in the period services are provided. Revenue includes an estimate of services at the end of the period for patients who have not completed service. Costs associated with such services are recognized in the period incurred.

RECEIVABLE COLLECTIBILITY

     We grant credit to some customers in the ordinary course of business. We evaluate collectibility of accounts receivable periodically and adjust our allowance for doubtful accounts accordingly. Bad Debts are experienced predominately in Healthcare Services business and to a lesser extent in Medical Capital Equipment business. We have experienced few losses in Healthcare Products Distribution business.

     We incurred bad debt expense of $777,000, $118,000 and $279,000 in the year ended March 31, 2004, three months ended March 31, 2003 and the year ended December 31, 2002, respectively. The increased loss experience in 2004 is the result of periodic review of accounts and resulted in an increase to the allowance for doubtful accounts from $883,000 at December 31, 2002 to $1,131,000 at March 31, 2004. For more information on our bad debt accounts, see "- Fiscal 2004 compared to twelve months ended December 31, 2002 - Healthcare Services Segment."

VALUATION ALLOWANCE OF DEFERRED TAX ASSETS

     Our operations are taxed in various jurisdictions including the United States and China. In certain jurisdictions individual subsidiaries are taxed separately. We have identified deferred tax assets resulting from cumulative temporary differences at each balance sheet date. A valuation allowance is provided for those deferred tax assets in which we are unable to conclude that it is more likely than not that the tax benefit will be realized.

     We released deferred tax valuation allowances totaling $660,000 and $232,000 in the years ended December 31, 2002 and 2001 based on assessments in those years that it was more likely than not that it would be able to use our U.S. federal net operating loss carryforwards. Certain of these benefits were realized in tax filings for the period ended March 2003. While losses were incurred in the U.S. in fiscal year 2004, our assessment, based on expected income in 2005 and 2006, is that it is more likely than not that a substantial portion of the deferred tax asset will be realized. These U.S. net operating loss carryforwards do not expire before 2014.

     We have provided substantial deferred tax valuation allowances for certain deferred tax assets related to various subsidiaries in China because it is not able to conclude that it is more likely than not that those assets will be realized.

FISCAL 2004 COMPARED TO TWELVE MONTHS ENDED DECEMBER 31, 2002

GENERAL

     Our revenue for fiscal 2004 was $88,183,000, up 25% from the twelve months ended December 31, 2002 revenue of $70,617,000. We experienced continued revenue growth in each of the three segments of the business, with revenue growth of 18% in the medical capital equipment segment, 33% in the healthcare products distribution segment, and 23% in the healthcare services segment, compared to the twelve months ended December 31, 2002. The growth in revenue in the medical capital equipment and healthcare products distribution segments was primarily a result of increased marketing and sales efforts and expense. The growth in revenue in the healthcare services segment was primarily a result of expanded services offered at Beijing United, including the addition of staff to support those services. Costs and expenses were $89,987,000 for fiscal 2004 as compared with costs and expenses of $70,522,000 for the twelve months ended December 31, 2002. We recorded a net loss of $1,987,000 for fiscal 2004, as compared to net income of $259,000 for the twelve months ended December 31, 2002. Each of our three segments experienced an operating loss in fiscal 2004. We believe that there are three principal reasons for the loss from operations for the fiscal year. First, the fiscal year was marked by the extraordinary experience of dealing with Severe Acute Respiratory Syndrome (SARS), which had a significant negative impact in a variety of ways on our business. Normal Beijing business activity came to a near standstill resulting in the delay of contract negotiations for the sale of medical capital equipment and hospital visits were far below our expectations as foreign residents in Beijing left the capital. Second, the lack of government-sponsored loan programs in the period also adversely impacted the volume of our sales. Third, we continued to incur operational expenses in connection with SHU, while the opening of that hospital was delayed due to a number of factors. Cost increases for the segments are discussed below. There were a number of increased costs at our parent level, including for an upgrade of our data systems in China and new offices in Beijing. The largest parent level increases, which have been allocated among the segments as described below, include increased payroll of $163,000, increased professional fees of $117,000, increased accounting and legal fees of $82,000, and increased rent of $136,000.

MEDICAL CAPITAL EQUIPMENT SEGMENT

     The medical capital equipment segment exports high quality Western medical capital equipment to the China market. In fiscal 2004, this segment had revenue of $33,836,000, an 18% increase over revenue of $28,708,000 in the twelve months ended December 31, 2002. Loss from operations was $269,000 in the recent fiscal year compared with income from operations of $198,000 in the twelve months ended December 31, 2002.

     Gross profit in fiscal 2004 increased to $9,427,000 from $7,822,000 in the twelve months ended December 31, 2002. Gross profit margin for the medical capital equipment segment for the recent fiscal year was 28% as compared to 27% in the prior period. Expenses for the medical capital equipment segment in fiscal 2004 increased to $9,697,000 from $7,624,000 in the twelve months ended December 31, 2002, and, as a percentage of revenue over the periods, increased to 29% from 27%. Payroll for the segment in fiscal 2004 increased by $864,000 over payroll in the twelve months ended December 31, 2002, and as a percentage of revenue was 11% compared to 10% for the twelve months ended December 31, 2002. The payroll increase was primarily due to increased sales personnel in connection with expanding the marketing of the segment's products. In addition, travel and entertainment expenses for the segment increased $428,000. Other costs increased $781,000 over the periods, primarily due to the segment's allocated portion of additional parent-level administrative expenses and higher costs for new customs fees related to parts purchases, promotion, meeting expenses and telephones.

HEALTHCARE PRODUCTS DISTRIBUTION SEGMENT

     The healthcare products distribution segment, consisting of medical consumables and personal healthcare products, had revenue growth of 33% to $38,393,000 fiscal 2004, as compared to revenue of $28,946,000 in the twelve months ended December 31, 2002. The segment had a loss from operations of $863,000 in the recent fiscal year, compared with a loss from operations of $601,000 in the twelve months ended December 31, 2002. We anticipate that revenue growth in this segment will be slower as several customers contemplate and effectuate direct sales and new products are subjected to an increasingly formalized Chinese regulatory process. For example, one significant client, Becton-Dickenson, has recently established a subsidiary in China that will perform the logistical services previously performed by our healthcare products distribution division. Another client, Guidant, is establishing a similar subsidiary in China. Both these principals have indicated their interest in Chindex continuing to perform value-added and higher margin distribution and marketing services for certain products and channels. This transition away from lower margin logistical services is consistent with the division's strategy of prioritizing higher margin business. With respect to delays in the Chinese regulatory process, the launch of new products is requiring longer lead times, due to the fact that China's regulatory environment is becoming more professional, bureaucratic and transparent, resulting in longer regulatory cycle time. During the regulatory approval process, some products that the division planned to launch encountered delays. The division's local currency sales of medical consumables and personal healthcare products are made from inventories maintained locally in China (see "Foreign Currency Exchange and Impact of Inflation") to a network of sub-dealers and pharmacies.

     Gross profit in fiscal 2004 rose to $4,788,000 from $3,856,000 in the twelve months ended December 31, 2002. Gross profit margin from the healthcare products distribution segment for the recent was the same, 13%, as for the twelve months ended December 31, 2002.

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

HEALTHCARE SERVICES SEGMENT

     The healthcare services segment consists of two Western style primary care hospitals, Beijing United Family Hospital and Clinics (BJU) and Shanghai United Family Hospital and Clinics (SHU), which continues to be under construction, as well as an affiliated satellite clinic in Beijing. For fiscal 2004, the revenue from this segment was $15,954,000, an increase of 23% over the twelve months ended December 31, 2002 revenue of $12,963,000. The segment had a loss from operations of $672,000 in the recent fiscal year, compared with income from operations of $536,000 for the twelve months ended December 31, 2002. During the recent fiscal year, the hospital was significantly negatively impacted by the SARS crisis in Beijing. Many of BJU's expatriate patients left the country and many others deferred visits during the April to August period. Healthcare services costs increased for fiscal 2004 to $16,626,000, a 34% increase over the twelve months ended December 31, 2002 costs of $12,427,000. This increase was due primarily to the costs associated with adding to BJU dermatology services and an intensive care unit plus $780,000 of operating expenses of the not yet open SHU facility. Payroll increased by $2,181,000 (payroll was 55% of revenue for fiscal 2004 and 50% for the twelve months ended December 31, 2002), with all other costs increasing a total of $2,027,000, including increases of $679,000 in bad debt accounts, $437,000 in other professional fees and $193,000 in depreciation. During fiscal 2004, in the process of the ongoing roll-out of our new clinical and financial reporting systems throughout this segment, we completed a review of all accounts receivable reflected on our predecessor systems. The increase in our bad debt accounts over periods is primarily based on our determinations in that review that certain patients and/or responsible parties had departed China or otherwise practically became unreachable. The roll-out of our new systems also impacted our allowance for doubtful accounts. In addition to our normal reviews, the review of all accounts in connection with the roll-out resulted in an increase in our allowance for doubtful accounts from $883,000 at December 31, 2002 to $1,130,000 at March 31, 2004. Our new systems are designed to better monitor our accounts receivable aging.

     The opening of SHU, originally scheduled for the fall of 2003, is now expected in the fall of 2004. The delay in opening the new hospital is due to a number of factors. During the SARS epidemic, travel between Beijing and Shanghai was very difficult and proved a major disruption in the schedule. After the SARS experience ended, we decided to reevaluate the SHU design in light of lessons learned during the epidemic. As a result of this reevaluation, a number of specific design changes were made, such as adding a fever clinic, changing the air conditioning system and increasing the number of rooms where negative pressure could be utilized.

LOSS ON EQUITY INVESTMENT

     We recorded an additional equity investment loss of $222,000 in fiscal year 2004, which represents our pro-rata share of additional capital for Natural Formula Asia (NFAL), a joint venture in which we have a 40% interest. The joint venture purchases various cosmetics made by Nesh, an Israeli cosmetics manufacturer, and sells such products into China through pharmacy channels developed by us. The investment represents an amount that the joint venture partners determined was required to provide additional working capital. Our investment is in the form of a loan to the joint venture. The loan, which was accrued but not yet executed as of March 31, 2004, bears interest at the rate of 5% commencing May 15, 2004, has no stated maturity date and may be prepaid. We reported a loss of $38,000 for this venture in the year ended December 31, 2002.

OTHER INCOME AND EXPENSES

     Interest expense on short-term debt of $5,668,000 and long term debt of $125,000 amounted to $249,000 whereas we had $54,000 the prior period. Over $2,900,000 of debt is for the development of SHU that is currently under construction (see "Liquidity and Capital Resources").

TAXES

     We recorded a $64,000 provision for taxes in fiscal 2004 as compared to a benefit from taxes of $240,000 for the twelve months ended December 31, 2002. Our deferred tax asset increased by $909,000. This tax computation is in accordance with current accounting standards but assumes a certain level of future profitability. We believe this properly recognizes the benefits we have achieved as a result of our tax restructuring and expect to utilize a substantial portion of the loss carry-forward benefit in fiscal years 2005 and 2006. We have provided a 100% valuation allowance on deferred tax benefits related to development expenses incurred at Shanghai United, since it has no operating history to support a conclusion that realization of the tax benefit is more likely than not.

THREE MONTHS ENDED MARCH 31, 2003 COMPARED TO THREE MONTHS ENDED MARCH 31, 2002 (TRANSITION)

     Our revenue for the three months ended March 31, 2003 was $21,849,000, up 40% from the three months ended March 31, 2002 revenue of $15,578,000. We experienced continued growth in each of the three segments of the business, with revenue growth of 16% in the medical capital equipment segment, 74% in the healthcare products distribution segment, and 24% in the healthcare service segment, compared to the same period last year. We recorded net income of $76,000 for the three months ended March 31, 2003, as compared to a net loss of $192,000 for the three months ended March 31, 2002.

MEDICAL CAPITAL EQUIPMENT SEGMENT

     In the three months ended March 31, 2003, the medical capital equipment segment had revenue of $7,716,000, a 16% increase over revenue of $6,653,000 in the three months ended March 31, 2002. Income from operations was $521,000 in the recent period compared with a loss from operations of $174,000 in the prior period.

     Gross profit in the three months ended March 31, 2003 increased to $2,474,000 from $1,439,000 in the three months ended March 31, 2002. Gross profit margin for this segment for the recent period was 32% as compared to 22% in the prior period. The increase in gross profit margin is primarily attributable to two factors. First, we had made this a priority for our sales staff and instituted additional reporting and reviewed margin issues on a contract by contract basis. Accordingly, where a salesperson might previously have been inclined to accept an offer from a customer to purchase our equipment at a less than optimum margin, the salesperson knew that the contract would be reviewed critically once it was brought back to our senior review staff. This created an additional incentive for the salesperson to seek better pricing from the customer. Second, in the recent period there were no loan program sales, which typically are at a lower gross margin because we are not required to provide warranty service. Thus, in periods where there are loan program sales, such as the three months ended March 31, 2003, the average gross profit margin is often lower because of the inclusion of these lower-margin loan sales in the mix. Further, to the extent, as we intend, that in future periods a larger portion of sales are made through sub-dealers, which are local Chinese distributors, then our gross profit margin may be proportionately lower. Sub-dealers represent an additional layer in the distribution process and their compensation reduces our profit. They purchase our products and resell them to customer hospitals. We cannot yet quantify the impact such increase might have or the extent thereof and the related cost cannot as yet be determined.

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

     OTHER INCOME AND EXPENSES

     Interest expense on short-term debt of $696,000 and long term debt of $3,734,000 amounted to $51,000 whereas we had little expense in the prior period. The long-term debt relates to the development of SHU that is currently under construction (see "-- Liquidity and Capital Resources").

     TAXES

     We recorded a $80,000 provision for taxes for the three months ended March 31, 2003 as compared to a benefit from taxes of $113,000 for the three months ended March 31, 2002.

FISCAL YEAR ENDED DECEMBER 31, 2002 COMPARED TO FISCAL YEAR ENDED DECEMBER 31, 2001

     Our revenue for 2002 was $70,617,000, up 26% from 2001 revenue of $56,118,000. Of these amounts, $8,821,000 in 2002 and $4,175,000 in 2001 were attributable to loan project sales by us for our customers. We believe that this type of financing is important to our customers and will continue to try to offer such financings in the future. These financings can be very complex and their timing and impact on our results are difficult to predict (see "Timing of Revenue").

MEDICAL CAPITAL EQUIPMENT SEGMENT

     In 2002 this segment had revenue of $28,708,000, an 11% increase over the revenue of $25,819,000 in 2001. Income from operations for the segment was $198,000 in 2002 compared to income from operations of $439,000 in 2001. The decrease was primarily attributable to a decrease in the gross profit percentage. The period-to-period revenue of this segment fluctuate due to financing programs facilitated by us from time to time and due to fluctuating hospital purchasing cycles in China. The increase for 2002 was primarily attributable to loan project sales by us to our customers, which were $8,821,000 in the recent year as compared to $4,175,000 in the prior year. The U.S. dollar-based sales of capital medical equipment are often contingent on financing (see "Timing of Revenue").

     Gross profit in 2002 increased to $7,822,000 from $7,451,000 in 2001. Gross profit margin from the capital medical equipment segment for the recent period was 27% as compared to 29% in the prior period. The gross profit in 2001 reflected a different mix of revenue sources having different profit margins. In particular, in the recent year, we had less service contract revenue, which carries higher margins, than in the prior year. Service contract revenue in Hong Kong was down significantly because of the downturn in the economy there. In addition, competitive factors such as the timing and composition of major tenders, as well as ongoing competitive pricing pressures due to Chinese government tendering regulations in the sale of capital medical equipment in the recent year yielded lower margins on such sales. Finally, gross margins on loan project sales are generally lower than on our other sales because we are not required to provide warranty service on many of the products sold through the loan programs. Loan program shipments in 2002 were more than twice as large as in 2001.

     Expenses for the capital medical equipment segment in 2002 increased to $7,624,000 from $7,012,000 in 2001, and as a percentage of revenue over the period was the same at 27%. Salaries for the segment in 2002 increased by $561,000 from 2001 and as a percentage of revenue over the period increased to 10% from 9%. The salary increase was primarily due to increased payroll benefits mandated by the Chinese government.

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

HEALTHCARE SERVICES SEGMENT

     For 2002, the revenue from this segment was $12,963,000, an increase of 48% over 2001 revenue of $8,779,000. Income from operations in 2002 was $536,000 as compared to $476,000 in 2001. During the recent period, Beijing United continued to expand the services offered, which contributed to increased patient visits as well as increased inpatient stays over the prior year. Healthcare services costs during 2002 were $12,427,000, an increase of 50% over 2001 costs of $8,303,000.
This increase was due primarily to the costs associated with increased services offered. The hospital had recently finished expanding its present facility to include space formerly occupied by a sublease tenant. The hospital also had continued its efforts to explore the establishment of additional affiliated satellite clinics to serve as referral sites. In this regard, Beijing United is affiliated with a satellite clinic that opened in November of

2002. This clinic, in Shunyi County outside of Beijing, is funded by one of our subsidiaries and is staffed by doctors and other health professionals from Beijing United. Salaries increased by $2,450,000 (salaries were 50% and 46% of revenue for 2002 and 2001, respectively), with all other costs increasing $1,674,000, including $193,000 in supplies, $457,000 in rent, $129,000 to establish a bad debt reserve and $104,000 in administrative allocation. The salary increases resulted from increased staffing for the emergency room and for other expanded facilities as well as additional payroll benefits.

MINORITY INTEREST

     Our agreement with our joint venture partner for Beijing United calls for the partner to receive 10% of the profits of the hospital. In 2002, this minority interest in the net local income of Beijing United amounted to $71,000 as compared to $18,000 for 2001. This income is directly related to the local entity profitability of the hospital. We also recorded a $38,000 start-up loss on our investment in a joint venture in Hong Kong. This was offset by our minority partner share loss of $121,000 in our new start-up hospital venture in Shanghai.

OTHER INCOME AND EXPENSES

     Other expense (other than interest) in 2002 was $131,000, compared to other income (other than interest) of $578,000 for 2001. The prior period other income was derived substantially from the sublease of space in the facility housing Beijing United that ended on December 31, 2001. The part of the building that was subleased has now been renovated as part of the hospital expansion. Although we did not anticipate any sublease revenue in 2002, we do anticipate that now that the space is renovated and in service for Beijing United, we will recognize additional revenue through the expanded operations of Beijing United, which may offset part or all of the loss of income from the sublease.

TAXES

     We recorded a $240,000 benefit from taxes in 2002 as compared to a benefit for taxes of $77,000 in 2001. This tax computation is in accordance with current accounting standards but assumes a certain level of future profitability. We believe this properly recognizes the benefits we have has achieved as a result of our tax restructuring and short-term anticipation of future income tax loss carry forward utilization.

     As a result of this restructuring, we expect to make use of a portion of our U.S. federal net operating losses and accordingly, recorded a $660,000 deferred tax valuation adjustment in addition to last year's $232,000 recorded on previously fully reserved tax losses.

LIQUIDITY AND CAPITAL RESOURCES

     As of March 31, 2004, our cash and cash equivalents, net accounts receivable and net inventories were $6,791,000, $17,374,000 and $10,363,000, respectively, as compared to $6,100,000, $16,195,000 and $10,346,000, respectively, as of December 31, 2002.

     As of March 31, 2004, our short-term loan payable was comprised of bank loans of $2,670,000 and extended payment accounts payable by one vendor of $2,998,000. With respect to the vendor accounts payable, the vendor has agreed to provide continuing credit facilities for purchases for a seven-year period, each grant of credit bearing interest of five percent per annum and expiring at the end of 18 months, to be replaced by subsequent purchases and payables. The classification from long-term to short-term is a result of the maturity of the first group of payables under this program having been less than 12 months at March 31, 2004. As of March 31, 2004, the accounts payable attributable to the vendor financing was $2,998,000. We are currently completing renovation and outfitting of our hospital facility in Shanghai, which has been financed primarily through the vendor financing and local bank borrowings. The estimated total costs for design and construction, including demolition, is approximately $4.2 million. We have negotiated a loan with the Hong Kong and Shanghai Banking Corporation (HSBC), with which we have an existing loan relationship relating to Beijing United. This new loan would provide $4 million and recently received final approval on June 2, 2004. Although we have sufficient capital resources to complete SHU as currently scheduled, we will continue to explore additional financing opportunities, although there are no assurances that such additional financing will be available.

     As of March 31, 2004, letters of credit in the aggregate amount of approximately $420,000 and borrowings in the aggregate amount of $883,000 were outstanding under a credit facility with M&T Bank, our principal bank. The borrowings bear interest at 1% over the three-month London Interbank Offered Rate (LIBOR). Beijing United has a short-term financing arrangement in China with HSBC for $600,000 in revolving loans bearing interest at 1.75% over the three-month Singapore Interbank Money Market Offer Rate (SIBOR). Beijing United has agreed to utilize HSBC for a portion of its patient payments via credit cards. Also, a new line of credit is included in the arrangement with HSBC for up to $1,200,000, bearing interest at 2.25% over SIBOR and having a term of up to three years. As of March 31, 2004, the balances on these credit liens were $600,000 and $1,087,000, respectively. We on behalf of Beijing United have guaranteed the full amount of those facilities.

RECENT ISSUANCE OF SECURITIES

     As of March 29, 2004, we entered into a securities purchase agreement with a limited number of accredited investors pursuant to which we agreed to issue and the investors agreed to purchase at a price of $9.00 per share 1,500,000 shares of our common stock, together with warrants to purchase an additional 300,000 shares of our common stock at an exercise price of $12.00 per share, for an aggregate purchase price of $13,500,000. The net proceeds to us from the financing, after deducting expenses of the financing including placement agent fees, were approximately $12,300,000. In connection with the financings, we also agreed to issue the placement agent five-year warrants to purchase 90,000 shares of our common stock at an exercise price of $12.00 per share. On March 31 and April 1, 2004, the initial closings of the financing occurred at which a total of 600,000 shares of our common stock together with warrants to purchase 120,000 shares of our common stock were issued to the investors. In connection with the initial closings, the placement agent was issued warrants to purchase 36,000 shares of our common stock. The final closing of the financing took place on May 5, 2004 at which the remaining 900,000 shares of common stock together with the remaining warrants to purchase 180,000 shares of our common stock were issued to the investors. In connection with the final closing, the placement agent was issued the remaining warrants to purchase 54,000 shares of our common stock. Pursuant to the securities purchase agreement, each investor irrevocably subscribed for and agreed to purchase the initial securities and the remaining securities, subject only to, in addition to the delivery of customary closing documentation, the completion of stockholder consent to the financing in accordance with the rules of the Nasdaq SmallCap Market as described below.

     The Nasdaq SmallCap Market, where our common stock is traded, prohibits us from issuing shares of our common stock in an amount greater than 20% of our outstanding common stock, if the purchase price per share in such issuance is less than the greater of book or market value of our common stock, without obtaining stockholder approval. Since the issuance of the shares was at such a lesser price, at the initial closings of the financing only a portion of the common stock and warrants (600,000 shares of common stock and warrants to purchase 120,000 shares of common stock for aggregate gross proceeds of $5,400,000) were issued to the investors. The remaining shares and warrants were issued to the investors at a final closing, which occurred on May 5, 2004, more than 20 days after we mailed an information statement to our stockholders relating to stockholders approval that had been obtained by written consent.

     We continue to consider various other financing alternatives to satisfy our future expansion, capital improvements and equipment requirements.

     The following table sets forth our contractual cash obligations as of March 31, 2004:

                                   (thousands)

                              TOTAL         2005         2006         2007        2008         2009         THEREAFTER
                              -----         ----         ----         ----        ----         ----         ----------
Line of credit                $ 2,670      $2,670      $    0       $    0      $    0       $    0          $    0
Vendor financing                2,998       2,998           0            0           0            0               0
Capital leases                    320         152         150           17           1            0               0
Equity investment                 220         220           0            0           0            0               0
Operating leases               10,719       1,616       1,387        1,348       1,263        1,219           3,886
                               ------       -----       -----        -----       -----        -----          ------
Total contractual cash
     obligations              $16,927      $7,656      $1,537       $1,365      $1,264       $1,219          $3,886
                              ========     =======     =======      =======     =======      ======          ======

     For information about these contractual cash obligations, see Notes 4 and 8 to the consolidated financial statements appearing elsewhere in this prospectus.

TIMING OF REVENUE

     The timing of our revenue is affected by several significant factors. Many end-users of the capital equipment products sold by us depend to a certain extent upon the allocation of funds in the budgeting processes of the Chinese government and the availability of credit from the Chinese banking system. These processes and the availability of credit are based on policy determinations by the Chinese government and are not necessarily subject to fixed time schedules.

     In addition, the sales of certain products often require protracted sales efforts, long lead times and other time-consuming steps. Further, in light of the dependence by purchasers of capital equipment on the availability of credit, the timing of sales may depend upon the timing of our or our purchasers' abilities to arrange for credit sources, including Ex-Im Bank or other loan financing. As a result, our operating results have varied and are expected to continue to vary from period to period and year to year. In addition, a relatively limited number of orders and shipments may constitute a meaningful percentage of our revenue in any one period. As a result, a relatively small reduction in the number of orders can have a material impact on our revenue in any year. Further, because we recognize revenue and expense as products are shipped, the timing of shipments could affect our operating results for a particular period. At the same time, a growing percentage of our revenue is attributable to hospital services and local currency sales through the HPD, both of which have more even revenue streams.

FOREIGN CURRENCY EXCHANGE AND IMPACT OF INFLATION

     Our results of operations for the periods discussed have not been significantly affected by inflation or foreign currency fluctuation. Since we receive over 60% of our revenue in local Chinese currency, we have some foreign currency risk. Changes in the valuation of the Chinese Renminbi or Hong Kong dollar may have an impact on our results of operations in the future. Our subsidiaries, Chindex Tianjin, Chindex Shanghai and Beijing United, sell products and services in Renminbi. For over 20 years the Chinese and Hong Kong dollars have been pegged to the US dollar. While discussions about the possible removal of this pegged rate have been in the news we do not believe at this time any change is imminent. Also, Chinese currency is not freely tradable and we do not hedge our transactions. We monitor the situation globally and continue to keep up with the discussion. While there can be no assurances that a change will not occur, we do not believe any such change will have a material adverse effect.

     We also have purchased and will continue to purchase some products in Western currencies other than U.S. dollars and has sold and will continue to sell such products in China for U.S. dollars. To the extent that the value of the U.S. dollar declines against such a currency, we could experience a negative impact on profitability. We anticipate hedging transactions wherever possible to minimize such negative impacts. Currently there are no such hedges.

     As part of our risk management program, we also perform sensitivity analyses to assess potential changes in revenue, operating results, cash flows and financial position relating to hypothetical movements in currency exchange rates. Our sensitivity analysis of changes in the fair value of the Renminbi to the U.S. Dollar at March 31, 2004, indicated that if the U.S. Dollar uniformly increased in value by 10 percent relative to the Renminbi, then we would experience a 6% smaller loss. Conversely, a 10 percent increase in the value of the Renminbi relative to the U.S. Dollar at March 31, 2004 would have resulted in a 7% additional loss.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTING DATA

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



                                                /s/ Ernst & Young, LLP
McLean, Virginia
June 15, 2004

                           CHINDEX INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS
                          (thousands except share data)

                                                                                       March 31,          December 31,
                                                                                         2004                 2002
                                                                                         ----                 ----
                                               ASSETS
Current Assets:
         Cash and cash equivalents                                                       $   6,791         $    6,100
         Trade receivables less allowance for doubtful accounts
            of $1,131 in 2004 and $883 in 2002
                  Equipment sales receivables                                               15,039             14,378
                  Patient service receivables                                                2,335              1,817
         Inventories                                                                        10,363             10,346
         Income taxes receivable                                                                 0                 11
         Deferred income taxes                                                                 467                892
         Other current assets                                                                2,235              1,793
                                                                                         ---------          ---------
                 Total current assets                                                       37,230             35,337
Property & equipment, net                                                                    8,901              7,128
Long term deferred income taxes                                                              1,334                  0
Other assets                                                                                   386                661
                                                                                         ---------          ---------
                 Total assets                                                            $  47,851          $  43,126
                                                                                         =========          =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
         Accounts payable and accrued expenses                                           $  23,383          $  22,612
         Accrued contract training                                                           1,078                920
         Short term debt or vendor financing                                                 5,668              1,946
         Income taxes payable                                                                  381                  0
                                                                                         ---------          ---------
                 Total current liabilities                                                  30,510             25,478
Long-term debt or vendor financing                                                             125              3,609
                                                                                         ---------          ---------
                 Total liabilities                                                          30,635             29,087
Minority interest                                                                               18                 71
Stockholders' Equity:
         Preferred stock, $.01 par value, 500,000 shares authorized, none issued                 0                  0
         Common stock, $.01 par value, 6,800,000 shares authorized, including
         800,000 designated Class B:
                 Common stock - 3,643,152 and 2,932,956 shares issued and
                 outstanding in 2004 and 2002, respectively                                     36                 29
                 Class B stock - 775,000 shares issued and outstanding in 2004 and
                 2002                                                                            8                  8
         Additional capital                                                                 22,488             17,356
         Accumulated other comprehensive income                                                 11                  9
         Accumulated deficit                                                                (5,345)            (3,434)
                                                                                         ---------          ---------
                 Total stockholders' equity                                                 17,198             13,968
                                                                                         ---------          ---------
                 Total liabilities and stockholders' equity                              $  47,851            $43,126
                                                                                         =========          =========

See accompanying notes

                           CHINDEX INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   (thousands except share and per share data)


                                                     Year ended         Three months ended              Year ended
                                                      March 31,             March 31,                  December 31,
                                                        2004           2003           2002         2002          2001
                                                        ----           ----           ----         ----          ----
                                                                                (unaudited)
Product sales                                         $72,229        $18,379        $12,779       $57,654       $47,339
Hospital services revenue                              15,954          3,470          2,799        12,963         8,779
                                                       ------          -----          -----        ------         -----
Total revenue                                          88,183         21,849         15,578        70,617        56,118

Cost and expenses
         Cost of product sales                         58,014         14,808         10,578        45,976        37,046
         Healthcare services costs                     15,723          3,393          2,722        11,721         8,304
         Selling and marketing expenses                10,346          2,007          1,567         7,934         6,899
         General and administrative                     5,682          1,419          1,004         4,853         4,270
                                                     ---------      ---------      ---------     ---------     ---------

(Loss) income from operations                          (1,582)           222           (293)          133          (401)

Minority interest                                          (8)             0              0            50           (18)

Loss on equity investment                                (222)             0              0           (38)            0

Other income and (expenses)
         Interest expense                                (249)           (51)            (4)          (54)          (13)
         Interest income                                   44             14             15            59           161
         Miscellaneous income (loss) , net                 94            (29)           (23)         (131)          578
                                                     ---------      ---------      ---------     ---------     ---------
                 Total other (loss) income               (111)           (66)           (12)         (126)          726
                                                     ---------      ---------      ---------     ---------     ---------

(Loss) income before income taxes                      (1,923)           156           (305)           19           307
(Provision for) benefit from income taxes                 (64)           (80)           113           240            77
                                                     ---------      ---------      ---------     ---------     ---------
Net (loss) income                                     $(1,987)           $76          $(192)         $259          $384
                                                     =========      =========      =========     =========     =========
(Loss) income per share data
Net (loss) income per common share - basic              $(.53)          $.02          $(.05)         $.07          $.10
Weighted average shares outstanding - basic         3,758,170      3,708,232      3,672,460     3,699,052     3,667,204
Net (loss) income per common share - diluted            $(.53)          $.02          $(.05)         $.07          $.10
Weighted average shares outstanding - diluted       3,758,170      3,715,908      3,672,460     3,796,340     3,950,636


See accompanying notes

                           CHINDEX INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (thousands)


                                                             Year ended     Three months ended           Year ended
                                                              March 31,          March 31,              December 31,
                                                                2004         2003         2002        2002        2001
                                                                ----         ----         ----        ----        ----
OPERATING ACTIVITIES                                                                  (unaudited)
Net (loss) income                                             $(1,987)         $76       $(192)        $259        $384
Adjustments to reconcile net (loss) income to net cash
(used in) provided by operating activities:
         Depreciation                                           1,309          280          241       1,016         773
         Inventory write-down                                     151           31           43         158         147
         Provision for doubtful accounts                          777          118            0         279           0
         Minority interest                                          8            0            0         (53)          0
         Deferred income taxes                                   (909)           0            0        (660)       (232)
         Loss on Equity Investment                                222            0            0          38           0
Changes in operating assets and liabilities:
         Trade receivables                                     (3,121)       1,047          467      (3,542)      4,264
         Inventories                                              373         (571)        (979)     (3,124)      1,608
         Income taxes receivable                                  135         (122)        (196)        154         112
         Other current assets                                    (713)         270           44        (125)       (353)
         Other assets                                              25           26           67          98         282
         Accounts payable and accrued expenses                    678          388         (898)      3,992      (3,615)
         Income taxes payable                                     381            0            0           0         (90)
                                                             ---------     --------    ---------   ---------   ---------
Net cash (used in) provided by operating activities            (2,671)       1,543       (1,403)     (1,510)      3,280
INVESTING ACTIVITIES
         Investment in equity joint venture                         0            0            0         (40)          0
         Purchases of property and equipment                   (2,925)        (437)        (323)     (3,382)     (1,798)
                                                             ---------     --------    ---------   ---------   ---------
Net cash used in investing activities                          (2,925)        (437)        (323)     (3,422)     (1,798)
FINANCING ACTIVITIES
         Proceeds from (repayment of) short term debt
         payable                                                1,974       (1,250)         502       1,746         200
         Proceeds from issuance of common stock                 4,892            0            0           0           0
         Cash from (paid to) joint venture partner
         investment                                               (61)           0            0         120           0
         Long term vendor financing                              (623)           0            0       3,609           0
         Exercise of stock options                                247            0           56          81           0
                                                             ---------     --------    ---------   ---------   ---------
Net cash provided by (used in) financing activities             6,429       (1,250)         558       5,556         200
Effect of foreign exchange rate changes on cash and cash
equivalents                                                         2            0           22          17          (8)
                                                             ---------     --------    ---------   ---------   ---------
Net increase (decrease) in cash and cash equivalents              835         (144)      (1,146)        641       1,674
Cash and cash equivalents at beginning of period                5,956        6,100        5,459       5,459       3,785
                                                             ---------     --------    ---------   ---------   ---------
Cash and cash equivalents at end of period                     $6,791       $5,956       $4,313      $6,100      $5,459
                                                             =========     ========    =========   =========   =========
Cash paid for interest                                           $124           $8           $1         $45         $13
Cash paid for taxes                                              $460          $71          $56        $336        $518

See accompanying notes

                           CHINDEX INTERNATIONAL, INC.
                    CONSOLIDATED STATEMENTS OF STOCKHOLDERS'
           EQUITY FOR THE PERIOD ENDED MARCH 31, 2004 AND YEARS ENDED
                           DECEMBER 31, 2002 AND 2001
                          (thousands except share data)



                                                      Common Stock                                      Accumulated
                               Common Stock             Class B          Additional    Accumulated         Other
                           ---------------------- --------------------- ------------  --------------   Comprehensive
                             Shares     Amount     Shares     Amount      Capital        Deficit       Income (Loss)    Total
                           -------------------------------------------------------------------------------------------------------

Balance at
  December 31, 2000        2,895,656       $29      775,000        $8        $17,275       ($4,077)             $0      $ 13,235
----------------------------------------------------------------------------------------------------------------------------------

Net income 2001                                                                                384                           384

Foreign currency
  translation adjustment                                                                                        (8)           (8)
                                                                                                                     -------------
Comprehensive income                                                                                                         376
                                                                                                                     -------------

Balance at
  December 31, 2001        2,895,656        29      775,000         8         17,275        (3,693)             (8)       13,611
----------------------------------------------------------------------------------------------------------------------------------

Net income 2002                                                                                259                           259

Foreign currency
  translation adjustment                                                                                        17            17
                                                                                                                     -------------
Comprehensive income                                                                                                         276
                                                                                                                     -------------

Options exercised             37,300         0                                    81                                          81
                           -------------------------------------------------------------------------------------------------------

Balance at
  December 31, 2002        2,932,956        29      775,000         8         17,356        (3,434)              9        13,968
----------------------------------------------------------------------------------------------------------------------------------

Net income for the three
months ended March 31,
2003                                                                                            76                            76

Net loss 2004                                                                               (1,987)                       (1,987)
Foreign currency
  translation adjustment                                                                                         2             2
                                                                                                                     -------------
Comprehensive income                                                                                                      (1,985)
                                                                                                                     -------------
Issuance of common stock     600,000         6                                 4,886                                       4,892

Options exercised            110,196         1                                   246                                         247
                           -------------------------------------------------------------------------------------------------------

Balance at
  March 31, 2004           3,643,152       $36      775,000        $8        $22,488       ($5,345)            $11       $17,198
----------------------------------------------------------------------------------------------------------------------------------

See accompanying notes

                           CHINDEX INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004
                 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Chindex International, Inc. (the Company or "Chindex") is an American company operating in several healthcare sectors of the Chinese marketplace, including Hong Kong. The Company conducts business in three segments.

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

CONSOLIDATION

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Minority interest is derived from the Company's partner's 10% share of the earnings of Beijing United and 30% share of the earnings of Shanghai United. The Company also holds a 40% interest in Natural Formula Asia Limited (NFAL), which is accounted for using the equity method. The Company has agreed in principle with the other investors to fund an additional $220,000, in the form of a loan, to NFAL. This payment will be made in 2005. Significant intercompany balances and transactions are eliminated.

REVENUE RECOGNITION

     Sales of equipment and consumables are recognized upon product shipment, which corresponds to the point at which the risk of loss transfers to the customer. A small amount of retail product uses the consignment sale model, where shipments are recorded as consignment inventory and revenue is recognized based on sales by the retail outlet to the end customers. Revenue related to services provided by Healthcare Services are net of contractual adjustments or discounts and is recognized in the period services are provided. Healthcare Services makes an estimate at the end of the month for certain in-patients who have not completed service. This estimate reflects only the cost of care up to the end of the month.

     The Company earns revenue from sales of products and providing services. Substantially all revenue in the Medical Capital Equipment segment and the Healthcare Products Distribution segment are from the sale of products and substantially all revenue in Healthcare Services is from providing services. See
Note 11 for further information on sales and gross profit by segment.

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

     The Company assesses the impairment of long-lived assets including intangible assets in accordance with Statement of Financial Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The Company evaluates its long-lived assets for impairment when indicators of impairment are identified. The Company records impairment charges based upon the difference between the fair value and carrying value of the original asset when undiscounted cash flows indicate the carrying value will not be recovered. No impairment losses have been recorded in the accompanying consolidated statement of operations.

INCOME TAXES

     The Company's U.S. entities file a consolidated U.S. federal tax return. The U.S. provision for income taxes is computed for each entity in the U.S. consolidated group at the statutory rate based upon each entity's income or loss, giving effect to permanent differences. The Company's foreign subsidiaries file separate income tax returns on a December 31 fiscal year.

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

                                 2. INVENTORIES
                                 (in thousands)

                                                                                              December 31,
                                                                           March 31,       -----------------
                                                                             2004                2002
                                                                     --------------------  -----------------
        Inventories consist of the following:
            Merchandise inventory                                          $  7,834             $ 7,609
            Healthcare services inventory                                       247                 240
            Demonstration inventory, net                                        826                 840
            Parts and peripherals                                             1,456               1,657
                                                                     --------------------  -----------------
                                                                            $10,363             $10,346
                                                                     ====================  =================

                         3. PROPERTY AND EQUIPMENT, NET
                                 (in thousands)

                                                                             March 31,
                                                                         ----------------    December 31,
                                                                               2004              2002
                                                                         ----------------  -----------------
         Property and equipment, net consists of the following:
           Furniture and equipment                                         $    7,616      $      5,408
           Vehicles                                                               109               109
           Leasehold improvements                                               6,747             5,594
                                                                         ----------------  -----------------
                                                                               14,472            11,111
         Less: accumulated depreciation and amortization                       (5,571)           (3,983)
                                                                         ----------------  -----------------
                                                                           $    8,901      $      7,128
                                                                         ================  =================


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

     The Company's hospital has recently completed short term financing arrangements in China with Hongkong Shanghai Banking Corp. (HSBC) for up to $600,000 in revolving loans or standby credit. As of March 31, 2004, this line of credit had $600,000 outstanding. Terms of the agreement are customary, with the interest rate being 1.75% over the three-month Singapore Interbank Money Market Offer Rate (SIBOR). In connection with the agreement, the hospital has agreed to utilize HSBC for a certain portion of its patient payments via credit cards. Under this credit card arrangement, all funds from patient invoices reimbursed by U.S. Dollar credit cards are received by HSBC in Beijing and posted directly to the Company's account at HSBC in Beijing. Currently HSBC in Beijing does not hold a Reminbi license and, accordingly, all Reminbi credit card transactions are processed through the Bank of China.

     Also, a new line of credit is included in the arrangement with HSBC for up to $1,200,000, bearing interest at 2.25% over SIBOR and having a term of up to three years. As of March 31, 2004, the balance on this credit line was $1,087,000. The Company on behalf of Beijing United has guaranteed the full amount of these facilities.

     The Company has an agreement with a major supplier whereby the supplier has agreed to provide long term (one and one-half years on transactions to date) payment terms on the Company's purchases of medical equipment from the supplier. The arrangement carries an interest component of five percent. As of March 31, 2004, the Company has $2,998,000 of payables recorded under this agreement that are due in fiscal 2005.

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

     The following is a summary of stock option activity during the year ended March 31, 2004, the three months ended March 31, 2003 and the years ended December 31, 2002 and 2001:

                                        Weighted                Weighted               Weighted                Weighted
                                        Average                 Average                Average                 Average
                                        Exercise                Exercise               Exercise                Exercise
                              2004        Price        2003       Price       2002       Price       2001        Price
                           ---------                  -------                -------               -------
Options outstanding,
beginning of year:         1,053,416    $   2.29      929,416   $    2.35    838,404   $    2.54    840,084    $    2.49
     Granted                  20,000        2.60      124,000        1.90    128,508        2.60    112,240         2.34
     Exercised              (110,196)       2.25            0        0       (37,300)       2.18          0         0
     Canceled                (14,520)       2.49            0        0          (196)       2.08   (113,920)        2.05
                           ---------                  -------                -------               --------
Options outstanding,
end of year                  948,700    $   2.30    1,053,416   $    2.29    929,416   $    2.35    838,404    $    2.54
                           =========                =========                =======                =======

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

                                                        2004          2003          2002           2001
                                                      --------      -------       -------        -------
Net (loss) income, as reported                        $(1,987)          $76          $259           $384
Deduct: total stock-based employee compensation
expense determined under fair value method for all
awards, net of related tax effects                        (18)          (36)          (24)          (186)
                                                      --------      -------       -------        -------
Net (loss) income, pro-forma                          $(2,005)          $40          $235           $298
                                                      ========      =======       =======        =======
Pro forma earnings per share:
EPS, basic             As reported                      $(.53)        $ .02          $.07           $.10
EPS, basic             Pro forma                        $(.53)        $ .02          $.06           $.08
EPS, diluted           As reported                      $(.53)        $ .01          $.07           $.10
EPS, diluted           Pro forma                        $(.53)        $ .01          $.06           $.08

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

RECENT ISSUANCE OF SECURITIES

     As of March 29, 2004, the Company entered into a securities purchase agreement with a limited number of accredited investors pursuant to which we agreed to issue and the investors agreed to purchase at a price of $9.00 per share 1,500,000 shares of our common stock, together with warrants to purchase an additional 300,000 shares of our common stock at an exercise price of $12.00 per share, for an aggregate purchase price of $13,500,000. We sometimes refer to this financing as the "financing." The net proceeds to us from the financing, after deducting expenses of the financing including placement agent fees, were approximately $12,300,000. In connection with the financings, we also agreed to issue the placement agent five-year warrants to purchase 90,000 shares of our common stock at an exercise price of $12.00 per share. On March 31 and April 1, 2004, the initial closings of the financing occurred at which a total of 600,000 shares of our common stock together with warrants to purchase 120,000 shares of our common stock were issued to the investors. In connection with the initial closings, the placement agent was issued warrants to purchase 36,000 shares of our common stock. The final closing of the financing took place on May 5, 2004 at which the remaining 900,000 shares of common stock together with the remaining warrants to purchase 180,000 shares of our common stock were issued to the investors. In connection with the final closing, the placement agent was issued the remaining warrants to purchase 54,000 shares of our common stock.

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


                              6. EARNINGS PER SHARE

     The following is a reconciliation of the numerators and denominators of the basic and diluted Earnings per Share (EPS) computations for net income and other related disclosures:

                   (thousands except share and per share data)

                                                                             Three months
                                              Year ended                     ended March      Year ended       Year ended
                                               March 31,     Three months      31, 2002      December 31,     December 31,
                                             -------------   ended March     -----------    -------------    -------------
                                                 2004          31, 2003      (unaudited)         2002             2001
                                             -------------   ------------    -----------    -------------    -------------
    Net (loss) income                           $(1,987)            $76           $(192)          $259             $384
    Weighted average shares
    outstanding-basic                         3,758,170       3,708,232       3,672,460      3,699,052        3,667,204

    Basic earnings per share                      $(.53)           $.02           $(.05)          $.07             $.10

    Effect of dilutive securities:

    Shares issuable upon exercise of
    dilutive outstanding stock options:               0           7,676               0         97,288          283,432
    Weighted average shares
    outstanding-basic                         3,758,170       3,715,908       3,672,460      3,796,340        3,950,636

    Diluted earnings per share                    $(.53)           $.02           $(.05)          $.07             $.10


For the periods in which losses were incurred, shares issuable upon exercise of stock options are excluded from diluted earnings per share because the effect would be anti-dilutive.

                                 7. INCOME TAXES

     The Company's (provision for) benefit from income taxes consists of the following for the year ended March 31, 2004, three months ended March 31, 2003, and the years ended December 31, 2002 and 2001:

                                                                            (in thousands)
                                                 2004                 2003                2002                2001
                                            -------------         -------------       ------------        -------------
    Current:
         Federal                            $      --              $        --        $     --            $      --
         Foreign                                   (356)                   (80)            (545)                (249)
         State                                        0                      0                0                  (34)
                                            -------------          -------------      ------------        -------------
                                                   (356)                   (80)            (545)                (283)
    Deferred:
         Federal                                    208                      0              681                  190
         State                                        2                      0              104                   42
         Foreign                                     82                      0                0                  128
                                            -------------          -------------      ------------        -------------
                                                    292                      0              785                  360
                                            -------------          -------------      ------------        -------------
                                            $       (64)           $       (80)       $     240           $       77
                                            =============          =============      ============        =============


     Significant components of the Company's deferred tax liabilities and assets are as follows for the years ended March 31, 2004 and December 31, 2002:

                                                                            (in thousands)
                                                            --------------------------------------------
                                                                    2004                     2002
                                                            --------------------      ------------------
    Deferred tax liabilities:
         Unremitted earnings on foreign subsidiaries        $              0          $            0

    Deferred tax assets:
         Allowance for doubtful accounts                                 286                     286
         Sales commissions                                               181                     114
         Net operating loss carryforwards                              2,463                     949
         Foreign tax credit                                              194                       0
         Alternate minimum tax                                            47                       0
         Depreciation                                                     27                       0
         Other                                                             0                      (1)
                                                            --------------------      ------------------
         Subtotal                                                      3,198                   1,348
         Less valuation allowance                                     (1,397)                   (456)
                                                            --------------------      ------------------
    Net deferred tax asset                                  $          1,801          $          892
                                                            ====================      ==================

     The Company's effective income tax rate varied from the statutory federal income tax rate for the year ended March 31, 2004, the three months ended March 31, 2003 and the years ended December 31, 2002 and 2001 are as follows:

                                                               2004          2003           2002           2001
                                                              ------        ------         ------         ------
    Statutory federal income tax rate                           34.0%        34.0%            34.0%         34.0%
    Adjustments:
         State income taxes, net of federal benefit              4.0          4.0              4.0           4.0
         Foreign tax rate differential                          (9.0)       171.0          3,036.0        (188.0)
         Use of net operating losses                             0.0          0.0         (5,289.0)        (42.0)
         Change in valuation allowance                          17.0        (38.0)        (3,474.0)        (75.0)
         Other, including permanent differences                (49.0)      (136.0)         4,426.0         242.0
                                                               -----       ------         --------         -----
                                                                (3.0)%       35.0%        (1,263.0)%       (25.0)%
                                                               =====       ======         ========         =====

     Due to the Company's global restructuring plan, it expects to be able to make use of a portion of its U.S. federal net operating losses, and accordingly, recorded reductions in its deferred tax valuation allowance on previously fully reserved tax losses of $660,000 in fiscal year 2002 and $232,000 in fiscal year 2001. The Company expects the tax benefits from these net operating losses will be realized in 2005 or 2006.

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


                                 8. COMMITMENTS
LEASES


The Company leases office space, warehouse space, and space for both Beijing United and Shanghai United under operating leases. Future minimum payments under these noncancelable operating leases consist of the following:

                              (thousands)
           Year ending March 31:
                     2005...............................   $1,616
                     2006...............................    1,387
                     2007...............................    1,348
                     2008...............................    1,263
                     2009...............................    1,219
                     Thereafter.........................    3,886
                                                          -------
                     Net minimum rental commitments.....  $10,719
                                                          =======

The above leases require the Company to pay certain pass through operating expenses and rental increases based on inflation.

Rental expense was approximately $1,904,000, $472,000, $1,499,000 and $1,026,000
for the year ended March 31, 2004, three months ended March 31, 2003, and for the years ended December 31, 2002, and 2001, respectively.


                        9. CONCENTRATIONS OF CREDIT RISK

         Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents trade receivables. Substantially all of the Company's cash and cash equivalents at March 31, 2004 and December 31, 2002 were held by one U.S. financial institution. All of the Company's sales during the years were to end-users located in China or Hong Kong. Most of the Company's equipment or consumables sales are accompanied by down payments of cash and/or letters of credit. Most of the Company's medical services provided by Beijing United were performed in China for patients residing in China. Approximately 65% of the payments received for such services were denominated in local currency and 35% in U.S. dollars.

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

         Of the Company's assets at March 31, 2004 and December 31, 2002, approximately $33,476,000 and $29,784,000, respectively, of such assets are located in China, consisting principally of cash, receivables, inventories, leasehold improvements, equipment and other assets. Also, see Note 10.


                       10. SIGNIFICANT CUSTOMERS/SUPPLIERS

         Substantially all China purchases of the Company's U.S.-Dollar sales of products, regardless of the end-user, are made through Chinese foreign trade corporations (FTCs). Although the purchasing decision is made by the end-user, which may be an individual or a group having the required approvals from their administrative organizations, the Company enters into formal purchase contracts with FTCs. The FTCs make purchases on behalf of the end-users and are authorized by the Chinese government to conduct import business. FTCs are chartered and regulated by the government and are formed to facilitate foreign trade. The Company markets its products directly to end-users, but in consummating a sale the Company must also interact with the particular FTC representing the end-user. By virtue of its direct contractual relationship with the FTC, rather than the end user, the Company is to some extent dependent on the continuing existence of and contractual compliance by the FTC until a particular transaction has been completed. In fiscal 2002, the Company recorded sales to Instrimpex FTC of $8,821,000; this is the only customer over 10% of total sales.

         Purchases from several suppliers were each over 10% of total cost of goods. These were Siemens ($14,945,000), Becton-Dickenson ($8,863,000), Guidant ($11,926,000) and L'Oreal ($10,311,000) for the year ended March 31, 2004.
Purchases over 10% for the year ended December 31, 2002 were Siemens, ($11,233,000), Becton-Dickenson ($11,145,000) and L'Oreal ($7,168,000).


                              11. SEGMENT REPORTING

         The Company has three reportable segments: Medical Capital Equipment, Healthcare Products Distribution and Healthcare Services. The Company evaluates performance and allocates resources based on profit or loss from operations before income taxes, not including gains or losses on the Company's investment portfolio. The following segment information has been provided per Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information:"

For the year ended March 31, 2004:

                                              Medical         Healthcare
                                              Capital          Products         Healthcare
                                             Equipment       Distribution        Services          Total
                                            -----------      ------------      -----------      -----------
Assets                                      $23,087,000      $12,525,000        $12,339,000     $47,951,000

Sales and service revenue                   $33,836,000      $38,393,000        $15,954,000     $88,183,000
Gross Profit                                  9,427,000        4,788,000              n/a           n/a
Gross Profit %                                       28%              13%             n/a           n/a
(Loss) from operations                      $  (269,000)     $  (643,000)       $  (672,000)    $(1,582,000)
Other (expense) net                                                                                (111,000)
Minority interest                                                                                    (8,000)
Loss on equity investment                                                                          (222,000)
                                                                                                -----------
Loss before income taxes                                                                        $(1,923,000)
                                                                                                ===========

For the three months ended March 31, 2003:

                                              Medical         Healthcare
                                              Capital          Products         Healthcare
                                             Equipment       Distribution        Services          Total
                                            -----------      ------------      -----------      -----------
Assets                                      $19,521,000      $12,571,000        $10,248,000     $42,340,000

Sales and service revenue                   $ 7,716,000      $10,663,000        $ 3,470,000     $21,849,000
Gross Profit                                  2,474,000        1,097,000              n/a           n/a
Gross Profit %                                       32%              10%             n/a           n/a
Income (loss) from operations               $   521,000      $  (121,000)       $  (178,000)    $   222,000
Other (expense) net                                                                                 (66,000)
Minority interest                                                                                         0
Loss on equity investment                                                                           (38,000)
                                                                                                -----------
Income before income taxes                                                                      $   156,000
                                                                                                ===========


For the year ended December 31, 2002:

                                              Medical         Healthcare
                                              Capital          Products         Healthcare
                                             Equipment       Distribution        Services          Total
                                            -----------      ------------      -----------      -----------
Assets                                      $21,354,000      $10,616,000        $11,156,000     $43,126,000

Sales and service revenue                   $28,708,000      $28,946,000        $12,963,000     $70,617,000
Gross Profit                                  7,822,000        3,856,000              n/a           n/a
Gross Profit %                                       27%              13%             n/a           n/a
Income (loss) from operations               $   198,000      $  (601,000)       $   536,000     $   133,000
Other (expense) net                                                                                (126,000)
Minority interest                                                                                    50,000
Loss on equity investment                                                                           (38,000)
                                                                                                -----------
Income before income taxes                                                                      $    19,000
                                                                                                ===========


For the year ended December 31, 2001:

                                              Medical         Healthcare
                                              Capital          Products         Healthcare
                                             Equipment       Distribution        Services          Total
                                            -----------      ------------      -----------      -----------

Assets                                      $17,511,000      $ 8,987,000        $ 6,871,000     $33,369,000

Sales and service revenue                   $25,819,000      $21,520,000        $ 8,779,000     $56,118,000
Gross Profit                                  7,451,000        2,842,000              n/a           n/a
Gross Profit %                                       29%              13%             n/a           n/a
Income (loss) from operations               $   439,000      $(1,316,000)       $   476,000     $  (401,000)
Other income, net                                                                                   726,000
Minority interest                                                                                   (18,000)
                                                                                                -----------
Income before income taxes                                                                      $   307,000
                                                                                                ===========

                                      12. SELECTED QUARTERLY DATA (UNAUDITED)

                                         (thousands except per share data)

                                                             First          Second          Third         Fourth
For the year ended March 31, 2004:                          Quarter        Quarter         Quarter        Quarter
                                                            -------        -------         -------        -------
Revenue                                                      $20,373       $21,156         $21,630        $25,024
Gross profit from operations                                   5,670         7,152           7,506          8,247
(Loss) income before income taxes                             (1,726)          376            (502)           (71)
Net (loss) income                                             (1,338)          218            (383)           484)
Basic (loss) earnings per share of common stock                 (.36)          .06            (.10)          (.13)
Diluted (loss) earnings per share of common stock               (.36)          .05            (.10)          (.13)
Cash dividends per share of common stock                         .00           .00             .00            .00

For the thee months ended March 31, 2003:
Revenue                                                      $21,849
Gross profit from operations                                   6,702
Income before income taxes                                       156
Net income                                                        76
Basic earnings per share of common stock                         .02
Diluted earnings per share of common stock                       .02
Cash dividends per share of common stock                         .00


                                                             First          Second          Third         Fourth
For the year ended December 31, 2002:                       Quarter        Quarter         Quarter        Quarter
                                                            -------        -------         -------        -------
Revenue                                                      $15,578       $14,968         $17,801        $22,270
Gross profit from operations                                   4,656         4,973           6,361          7,078
(Loss) income before income taxes                               (305)         (612)            400            536
Net (loss) income                                               (192)         (411)            176            686
Basic (loss) earnings per share of common stock                 (.05)         (.11)            .05            .19
Diluted (loss) earnings per share of common stock               (.05)         (.11)            .04            .19
Cash dividends per share of common stock                         .00           .00             .00            .00

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

Roberta Lipson                Chairperson of the Board of Directors,
                              Chief Executive Officer and President

Elyse Beth Silverberg         Executive Vice President, Secretary and Director

Lawrence Pemble               Executive Vice President Finance and
                              Business Development and Director

Robert C. Goodwin, Jr.        Executive Vice President Operations, Treasurer,
                              Assistant Secretary, General Counsel and Director

A. Kenneth Nilsson*           Director

Julius Y. Oestreicher*        Director

Carol R. Kaufman*             Director


----------------
* Member of both the Compensation Committee and the Audit Committee.

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

         Set forth below is certain information with respect to each director:

         ROBERTA LIPSON, 49, co-founded Chindex in 1981. Ms. Lipson has served as the chairperson of the board of directors, chief executive officer and president since that time. From 1979 until founding Chindex in 1981, Ms. Lipson was employed in China by Sobin Chemical, Inc., a worldwide trading company, as Marketing Manager, coordinating marketing and sales of various equipment in China. Ms. Lipson was employed by Schering-Plough Corp. in the area of product marketing until 1979. Ms. Lipson received a B.A. degree in East Asian Studies from Brandeis University and an MBA degree from Columbia University Graduate School of Business.

         ELYSE BETH SILVERBERG, 47, co-founded Chindex in 1981. Ms. Silverberg has served as our executive vice president and secretary and as a director since that time. Prior to founding us, from 1980 to 1981, Ms. Silverberg worked with Ms. Lipson at Sobin Chemical, Inc. and was an intern in China with the National Council for U.S.-China Trade from 1979 to 1980. Ms. Silverberg received a B.A. degree in Chinese Studies and History from the State University of New York at Albany.

         LAWRENCE PEMBLE, 47, joined us in 1984 and has served as executive vice president--finance and business development since January 1996. From 1986 until 1996, Mr. Pemble served as vice president of marketing. From 1986 through April 1992 and September 1993 to the present, Mr. Pemble has also served as a director of Chindex. Prior to joining us, Mr. Pemble was employed by China Books and Periodicals, Inc. as Manager, East Coast Center. Mr. Pemble received a B.A. degree in Chinese Studies and Linguistics from the State University of New York at Albany.

         ROBERT C. GOODWIN, JR., 63, has served as executive vice president operations since January 1996, as assistant secretary since June 1995 and as general counsel, treasurer and a director of Chindex since October 1992. In addition to his other duties, from October 1992 until January 1996, Mr. Goodwin served as vice president of operations for us. Prior to joining us, Mr. Goodwin was engaged in the private practice of law from 1979 to 1992, with a specialty in international law, in Washington, D.C. and had served as our outside counsel since 1984. Prior to such employment, Mr. Goodwin served for two years as the assistant general counsel for International Trade and Emergency Preparedness for the United States Department of Energy and for three years as the deputy assistant general counsel for the Federal Energy Administration. From 1969 until 1974, Mr. Goodwin served as an attorney-advisor for the U.S. Department of Commerce. Mr. Goodwin received a B.A. degree from Fordham University and a J.D. degree from Georgetown University Law Center.

         A. KENNETH NILSSON, 71, has served as a director since January 1996. He formerly served as president of Cooper Laboratories, Inc.; president of Cooper Lasersonics, Inc.; managing director of Pfizer Taito Ltd.; president of Max Factor, Japan; and chairman of the Monterey Institute of International Studies. Mr. Nilsson received a B.A. degree from the University of Southern California and an M.A. degree from the University of California.

         JULIUS Y. OESTREICHER, 74, has served as a director for us since January 1996. Mr. Oestreicher has been a partner with the law firm of Oestreicher & Ennis, LLP and its predecessor firms for thirty years, engaged primarily in estate, tax and business law. Mr. Oestreicher received a B.S. degree in Business Administration from City College of New York and a J.D. degree from Fordham University School of Law.

         CAROL R. KAUFMAN, 55, was appointed a director of Chindex in November 2000. Ms. Kaufman has been vice president and chief administrative officer of The Cooper Companies, a medical device company, since October 1995 and was elected vice president of legal affairs in March 1996. From January 1989 through September 1995, she served as vice president, secretary and chief administrative officer of Cooper Development Company, a healthcare and consumer products company that was a former affiliate of The Cooper Companies. Ms. Kaufman received her undergraduate degree from Boston University.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and executive officers, and persons who own more than 10% of the Company's capital stock, to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) reports they file. To the Company's knowledge, based solely upon review of the copies of such reports furnished to the Company during the one-year period ended March 31, 2004, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% stockholders were complied with.

CODE OF ETHICS

         The Company has adopted a code of ethics that applies to all executive officers and directors of the Company, a copy of which is filed as Exhibit 14.1 to this report.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

         The following table sets forth information concerning the annual and long term compensation during our last three fiscal years and the three month fiscal period ended March 31, 2003 of our chief executive officer and other most highly compensated executive officers whose salary and bonus for fiscal 2004 exceeded $100,000 for services rendered in all capacities to us and our subsidiaries:

                                                          ANNUAL COMPENSATION
                                          --------------------------------------------------------
                                                                                     OTHER ANNUAL
NAME AND PRINCIPAL POSITION               YEAR(a)        SALARY         BONUS        COMPENSATION
---------------------------               -------        ------         -----        ------------
Roberta Lipson .......................     2004         $184,437          --          $139,562(b)
  chairperson of the board, chief          2003         $ 46,109          --          $ 38,444(b)
  executive officer and president          2002         $184,437       $25,000        $137,765(b)
                                           2001         $184,437       $25,000        $156,460(b)



Elyse Beth Silverberg ................     2004         $177,606          --          $ 99,062(c)
  executive vice president and             2003         $ 44,402          --          $ 24,750(c)
  secretary                                2002         $177,606       $25,000        $ 98,750(c)
                                           2001         $177,606       $25,000        $ 98,100(c)

Lawrence Pemble ......................     2004         $176,839          --              --
  executive vice president finance         2003         $ 42,694          --              --
  and business development                 2002         $170,775       $25,000            --
                                           2001         $170,775       $25,000            --

Robert C. Goodwin, Jr ................     2004         $172,497          --              --
  executive vice president --              2003         $ 41,811          --              --
  operations, treasurer, assistant         2002         $167,244       $25,000            --
  secretary and general counsel            2001         $167,244       $25,000            --

-----------------
(a) Information is presented for our fiscal year ended March 31, 2004, the three months ended March 31, 2003, and our fiscal years ended December 31, 2002 and 2001. Effective April 1, 2003, we changed our fiscal year end from December 31 to March 31.

(b) Includes tuition expenses for Ms. Lipson's sons in China in the amounts of $36,600 in the year ended March 31, 2004, $13,694 in the three months ended March 31, 2003, $36,475 in 2002 and $54,900 in 2001. Also
         includes rental expenses of $96,000 in each of the years presented and $24,000 in the three months ended March 31, 2003, for Ms. Lipson's housing in China. Also includes $3,062 in the year ended March 31, 2004, $750 in the three months ended March 31, 2003, $2,750 in 2002 and $2,100 in 2001 representing our matching contributions as deferred compensation under our 401(k) plan.

(c) Includes rental expense in the amount of $96,000 in each of the years presented and $24,000 in the three months ended March 31, 2003, for Ms. Silverberg's housing in China. Also includes $3,062 in the year ended March 31, 2004, $750 in the three months ended March 31, 2003, $2,750 in 2002 and $2,100 in 2001, representing our matching contribution as deferred compensation under our 401(k) plan.


OPTION GRANTS IN LAST FISCAL YEAR

         We did not grant any options to our named executive officers during fiscal 2004.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END OPTION
VALUES

         The following table provides summary information concerning stock options held as of March 31, 2004 by our chief executive officer and by the other executive officers named in the summary compensation table above.

                                                                      NUMBER OF SECURITIES      VALUE OF UNEXERCISED
                                   SHARES                            UNDERLYING UNEXERCISED     IN-THE-MONEY OPTIONS
                                ACQUIRED ON                        OPTIONS AT FISCAL YEAR END    AT FISCAL YEAR END
                                 EXERCISE            VALUE                EXERCISABLE/              EXERCISABLE/
NAME                               (#)(A)       REALIZED ($)(A)           UNEXERCISABLE           UNEXERCISABLE(B)
----                               ------       ---------------           -------------           ----------------
Roberta Lipson                       --                --                   96,800/0                   $763,752/0
Elyse Silverberg                     --                --                   96,800/0                   $763,752/0
Lawrence Pemble                    16,800           $192,860                80,000/0                   $631,200/0
Robert C. Goodwin, Jr.             10,000           $122,948               161,820/0                 $1,284,162/0


-----------------
(a) Based on the closing prices per share on the respective dates of exercise after giving effect to a subsequent 100% stock dividend in the form of a stock split.

(b) Based on the closing price per share of $10.09 on March 31, 2004, the last trading day of fiscal 2004.

EMPLOYMENT AGREEMENTS

         In 2001, we entered into five-year employment agreements with each of Mmes. Lipson and Silverberg and Messrs. Pemble and Goodwin, providing for base salaries to be subject to annual review and adjustment as determined by us, and which currently are $184,437, $177,606, $170,775 and $167,244, respectively.
Each such executive officer also receives additional benefits, including those generally provided to our other executive officers. In addition, each of Mmes. Lipson and Silverberg also receives reimbursement of expenses relating to residing in China. Each employment agreement also provides certain additional compensation in the case of a departure related to a change of control of Chindex, including the payment of three times the annual salary. Each agreement also contains non-competition provisions that preclude each executive from competing with us for a period of two years from the date of termination of employment.

         We have obtained individual term life insurance covering Ms. Lipson in the amount of $2,000,000. We are the sole beneficiary under this coverage.

COMMITTEES OF THE BOARD OF DIRECTORS

         We have no executive or nominating committee of the board of directors, but have a compensation committee and an audit committee.

         The compensation committee consists of Messrs. Oestreicher and. Nilsson and Ms. Kaufman. The function of the compensation committee is to make relevant compensation decisions for us and to attend to such other matters relating to compensation as may be prescribed by the board of directors.

         The audit committee consists of Ms. Kaufman and Messrs. Nilsson and Oestreicher, each of whom meets the independence requirements for audit committee members under the listing standards of the Nasdaq Stock Market, on which the common stock is quoted. The function of the audit committee is to make recommendations concerning the selection each year of our independent auditors, to review the effectiveness of our internal accounting methods and procedures and to determine through discussions with the independent auditors whether any instructions or limitations have been placed upon them in connection with the scope of their audit or our implementation. The audit committee reviews and reassesses our charter annually and recommends any changes to the board of directors for approval.

DIRECTOR COMPENSATION

         Each director who is not one of our employees is paid for serving on the board of directors a retainer at the rate of $3,000 per annum and an additional $1,000 for each meeting of our stockholders attended, $500 for each meeting of the board of directors attended and $300 for each meeting of a committee of the board of directors attended. We also reimburse each director for reasonable expenses in attending meetings of the board of directors. Directors also receive stock options as determined by the board of directors. Directors who are also our employees are not separately compensated for their services as directors. Since January 1, 2002, each of our outside directors annually has been granted options for the purchase of 6,000 shares of our common stock.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         The members of the Company's compensation committee are Ms. Kaufman and Messrs. Nilsson and Oestreicher, all of whom are independent directors. No member of the compensation committee has a relationship that would constitute an interlocking relationship with executive officers or directors of another entity.

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

Executive Officer Compensation Program

         The Company's executive officer compensation program is comprised of base salary, annual cash incentive compensation, long-term incentive compensation in the form of stock options, specific performance-based bonuses and various benefits, including medical and pension plans generally available to employees of the Company. In 2001, the Company entered into employment agreements with the executive officers. See "Executive Compensation - Employment Agreements." These employment agreements have not been amended during the last three years.

Base Salary

         Base salary levels for the Company's executive officers are competitively set relative to historical levels as well as comparable entities in similar industries. In determining salaries, the Compensation Committee also takes into account individual experience and performance, as well as specific circumstances, particular to the Company. The base salary levels for the executive officers have not been increased during the past three years (except for an approximately 4% and 3% total increase over the three-year period for Messrs. Pemble and Goodwin, respectively) and currently are $184,437 for Ms. Lipson, our Chief Executive Officer and President; $177,606 for Ms. Silverberg, our Executive Vice President; $176,839 for Mr. Pemble, our Executive Vice President Finance and Business Development; and $172,497 for Mr. Goodwin, our Executive Vice President Operations and General Counsel. In light of the foregoing, the Compensation Committee currently is considering increasing the base salary levels for the Company's executive officers.

Stock Option Program

         The stock option program has been the Company's long-term incentive plan for providing an incentive to key employees (including directors and officers who are key employees) and to directors who are not employees of the Company. This program would be expanded to include other equity incentives under the proposed 2004 Stock Option Plan.

1994 Stock Option Plan

         The 1994 Stock Option Plan, which by its terms has terminated, authorized the Board of Directors or a committee thereof to award key executives stock options during fiscal 2004. Options granted under the plan contained terms determined by the Board of Directors (or a committee thereof), including exercise periods and price; provided, however, that the Stock Option Plan required that the exercise price of the options be less than the fair market value of the Common Stock on the date of the grant and the exercise period not exceed ten years, subject to further limitations. During fiscal 2004 no options were granted under the plan to any executive officer, although such options were granted during fiscal 2005. In light of the expiration of the Stock Option Plan, the 2004 Stock Option Plan is being submitted for approval by the Company's stockholders.

Benefits

         The Company provides to executive officers medical and pension benefits that generally are available to employees of the Company. The amount of perquisites, as determined in accordance with the rules of the SEC relating to executive compensation, exceeded 10% of salary for each of the fiscal year ended December 31, 2002, the fiscal period ended March 31, 2003 and the fiscal year ended March 31, 2004 with respect to Mmes. Lipson and Silverberg. The principal components of these perquisites were cost of tuition and housing in China.

Bonus

         In light of the Compensation Committee's satisfaction with the performance of management and the Company in general, the Company may pay bonuses to certain executive officers. Although certain executive officers from time to time have received annual bonuses in the amount of $25,000, during fiscal 2004 none of Ms. Lipson, Ms. Silverberg, Mr. Pemble nor Mr. Goodwin received any such bonus on the basis in part that the Compensation Committee awarded stock options to executive officers during fiscal 2005.

Chief Executive Officer Compensation

         As noted above, in 2001, the Company entered into a five-year employment agreement with Ms. Lipson. See "Executive Compensation-Employment Agreements". In making compensation decisions as to the employment of Ms. Lipson, the Compensation Committee specifically considered the Company's recent revenue and earnings performance in the context of the continuing difficult time and unpredictable political and economic circumstances of the Company's industries, as well as the increased risk of loss of qualified management personnel.

                                        Julius Y. Oestreicher
                                        A. Kenneth Nilsson
                                        Carol Kaufman
                                        Members of the Compensation Committee

PERFORMANCE GRAPH

         The following table compares the cumulative return to holders of the Company's Common Stock for the five years ended March 31, 2004 with the National Association of Securities Dealers Automated Quotation System Market Index and an index of companies with a market capitalization similar to that of the Company's, for the same period. The comparison assumes $100 was invested at the close of business on March 31, 1999 in the Company's Common Stock and in each of the comparison groups, and assumes reinvestment of dividends. The Company paid no cash dividends during the foregoing period.

         The peer group selected by the Company includes companies with similar market capitalization to that of the Company as of March 31, 2004. The Company does not use a published industry or line-of-business basis, and does not believe it could reasonably identify a different peer group. The companies that comprise the peer group are the following: American Vantage Companies; Omni Energy Services Corp.; Delcath Systems Inc.; Printware Inc.; Imagex Inc.; Regen Biologics Inc.; Insteel Industries; Rit Technologies Ltd.; Law Enforcement Associates Corp.; T/R Systems Inc.; Medwave Inc.; Wizzard Software Corp.; Mexco Energy Corp.; Teledigital Inc.; Non Invasive Monitor; and New Century Companies, Inc.

                                                 [GRAPH OMITTED]


                                          TOTAL RETURN TO SHAREHOLDER'S
                                      (INCLUDES REINVESTMENT OF DIVIDENDS)

                                                                     ANNUAL RETURN PERCENTAGE

                                                                           YEARS ENDING
COMPANY NAME / INDEX                                    MAR00        MAR01       MAR02       MAR03        MAR04
----------------------------------------------------------------------------------------------------------------
CHINDEX INTERNATIONAL INC                              140.46       -13.27       19.51      -28.16       404.50
NASDAQ U.S. INDEX                                       85.81       -59.96        0.78      -26.60        47.58
PEER GROUP                                              14.40       -79.79      -32.11      -29.21       167.39

                                                                          INDEXED RETURNS

                                         BASE
                                        PERIOD                              YEARS ENDING
COMPANY NAME / INDEX                     MAR99          MAR00        MAR01       MAR02       MAR03        MAR04
----------------------------------------------------------------------------------------------------------------
CHINDEX INTERNATIONAL INC                 100          240.46       208.55      249.25      179.05       903.32
NASDAQ U.S. INDEX                         100          185.81        74.39       74.97       55.03        81.21
PEER GROUP                                100          114.40        23.12       15.70       11.11        29.72


PEER GROUP COMPANIES
----------------------------------------------------------------------------------------------------------------
AMERICAN VANTAGE COMPANIES                        NON INVASIVE MONITOR
CHINDEX INTL INC                                  OMNI ENERGY SERVICES CORP
DELCATH SYSTEMS INC                               PRINTWARE INC
IMAGEX INC                                        REGEN BIOLOGICS INC
INSTEEL INDUSTRIES                                RIT TECHNOLOGIES LTD
LAW ENFORCEMENT ASSOCS CORP                       T/R SYSTEMS INC
MEDWAVE INC                                       TELEDIGITAL INC
MEXCO ENERGY CORP                                 WIZZARD SOFTWARE CORP
NEW CENTURY COMPANIES INC


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

EQUITY COMPENSATION PLAN INFORMATION

         The following table contains a summary of the number of shares of our common stock to be issued upon the exercise of options, warrants and rights outstanding at March 31, 2004, the weighted-average exercise price of those outstanding options, warrants and rights, and the number of additional shares of our common stock remaining available for future issuance under our equity compensation plans as of March 31, 2004. Effective April 27, 2004, our 1994 Stock Option Plan, under which all of the options described below were granted, terminated by its terms. Consequently, no further options may be granted under any existing equity compensation plan as of the date of this prospectus.

----------------------------------------------------------------------------------------------------------------------
                                          (a)                          (b)                          (c)
                                                                                       Number of securities
                                                                                       remaining available for the
                             Number of securities to be     Weighted-average           future issuance under equity
                             issued upon exercise of        exercise price of          compensation plans (excluding
                             outstanding options,           outstanding options,       securities reflected in
Plan Category                warrants and rights            warrants and rights        column (a))
----------------------------------------------------------------------------------------------------------------------
Equity compensation plans
approved by security
holders                                 948,700                      $2.52                       1,010,000
---------------------------- ------------------------------ ------------------------ ---------------------------------
Equity compensation plans
not approved by security
holders                                   N/A                          N/A                          N/A
----------------------------------------------------------------------------------------------------------------------

         The following table sets forth information as to the ownership of shares of the Company's Common Stock and Class B Common Stock as of July 23, 2004 with respect to (i) holders known to the Company to beneficially own more than five percent (5%) of the outstanding Common Stock or the Class B Common Stock, (ii) each director, (iii) the Company's Chief Executive Officer and each other executive officer whose annual cash compensation for fiscal 2004 exceeded $100,000 and (iv) all directors and executive officers of the Company as a group.

                                             AMOUNT AND NATURE
                                               OF BENEFICIAL
                                              OWNERSHIP(b)(c)                    PERCENT OF(d)
                                        --------------------------     ------------------------------------
                                                       CLASS B                     CLASS B
NAME AND ADDRESS OF                      COMMON        COMMON           COMMON     COMMON
BENEFICIAL STOCKHOLDER(a)                 STOCK        STOCK(e)         STOCK       STOCK      COMBINED(f)
-------------------------                 -----        --------         -----       -----      -----------
Roberta Lipson..................        118,012(g)     440,000(h)        2.5%        56.8%        29.6%
Elyse Beth Silverberg...........        137,972(i)     260,500           3.0         33.6         18.3
Lawrence Pemble.................        101,148(j)      74,500           2.1          9.6          5.9
Robert C. Goodwin, Jr...........        168,328(k)          --           3.5         --            2.0
Julius Y. Oestreicher...........        129,532(l)          --           2.7         --            1.4
A. Kenneth Nilsson..............        129,532(m)          --           2.7         --            1.4
Carol R. Kaufman................         69,360(n)          --           1.5         --             *
Neon Liberty Capital
   Management LLC
   230 Park Avenue, Suite 865
   New York, NY  10169..........        300,390(o)          --           6.6         --            3.3
Federated Kaufman Fund,
   a portfolio of Federated
   Equity Funds
   140 East 45th Street
   43rd Floor
   New York, NY 10017...........        666,000(p)          --          11.9         --            7.2
All executive officers and
   directors as a group (7
   persons).....................        873,884(q)     775,000          16.2        100.0         54.9

-----------------
*    Less than 1%.

(a) Unless otherwise indicated, the business address of each person named in the table is c/o Chindex International, Inc., 7201 Wisconsin Avenue, Bethesda, Maryland 20814.

(b) Except as otherwise indicated, each of the parties listed has sole voting and investment power with respect to all shares indicated below.

(c) Beneficial ownership is calculated in accordance with Regulation S-K as promulgated by the Commission.

(d)  Gives effect to all of the 1,500,000 shares sold in the financing.

(e) Our common stock is entitled to one vote per share and our Class B common stock is entitled to six votes per share.

(f) Indicates percentage voting power represented by beneficial ownership when the Class B common stock and common stock vote together, based on total outstanding as of June 28, 2004 of 775,000 shares of Class B common stock and 4,551,152 shares of common stock, including all of the 1,500,000 shares sold in the financing.

(g) Includes 116,800 shares underlying options that are currently exercisable with respect to all of the underlying shares.

(h) Includes 20,000 shares held by each of the Ariel Benjamin Lee Trust, Daniel Lipson Plafker Trust and Jonathan Lipson Plafker Trust, all of which Ms. Lipson is a trustee.

(i) Includes 116,800 shares underlying options that are currently exercisable with respect to all of the underlying shares.

(j) Includes 60,000 shares underlying options that are currently exercisable with respect to all of the underlying shares.

(k) Includes 161,820 shares underlying options that are currently exercisable with respect to all of the underlying shares.

(l) Represents shares underlying options that are currently exercisable with respect to all of the underlying shares.

(m) Includes 123,480 shares underlying options that are currently exercisable with respect to all of the underlying shares.

(n) Represents shares underlying options that are currently exercisable with respect to all of the underlying shares.

(o) The amount and nature of beneficial ownership of these shares by Neon Liberty Capital Management LLC is based solely on a Schedule 13G filed by it with the Commission. The Schedule 13G indicates that the following natural persons share investment decisions over our shares owned by Neon Liberty Capital Management LLC: Satyen Mehta, Alejandro Baez-Sacasa and Fang Zheng. We have no independent knowledge of the accuracy or completeness of the information set forth in the Schedule 13G, but have no reason to believe that such information is not complete or accurate.

(p) Federated Kaufmann Fund ("FKF") is a portfolio of Federated Equity Funds, a registered investment company. The parent holding company of FKF's advisors is Federated Investors Inc. FKF's advisor is Federated Equity Management Company of Pennsylvania ("FEMCPA") which has delegated daily management of the fund's assets to Federated Global Investment Management Corp.("FGIMC"), as subadvisor. While the officers and directors of FEMCPA have dispositive power over FKF's portfolio securities, they customarily delegate this dispositive power, and therefore the day to day dispositive decisions are made by the portfolio managers of FKF, currently, Lawrence Auriana and Hans
     P. Utsch. Messrs. Auriana and Utsch disclaim any beneficial ownership of the shares. With respect to voting power, FKF has delegated the authority to vote proxies to FEMCPA. FEMCPA has established a Proxy Voting Committee to cast proxy votes on behalf of FKF in accordance with proxy voting policies and procedure approved by FKF.

(q) Includes 737,792 underlying options that are currently exercisable with respect to all of the underlying shares.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Not applicable.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

         During fiscal year ended March 31, 2004, the three months ended March 31, 2003 and the fiscal year ended December 31, 2002, the aggregate fees billed by Ernst & Young LLP for professional services were as follows:

                               Fiscal Year      Three Months    Fiscal Year
                                  Ended            Ended           Ended
                                March 31,         March 31,     December 31,
                                  2004              2003           2002
                               -----------      ------------    -----------
Audit Fees: (1)                 $135,000         $20,000        $125,000
Audit-Related Fees:                    0               0               0
Tax Fees: (2)                     36,300               0          34,660
All Other Fees: (3)             $145,545         $ 6,853        $ 18,551
                                --------         -------        --------
Total                           $316,845         $26,853        $178,211
                                ========         =======        ========

(1) Represents fees for professional services provided in connection with the audit of our annual financial statements and review of our quarterly financial statements, advice on accounting matters that arose during the audit and audit services provided in connection with other statutory or regulatory filings.

(2) Represents fees for international and U.S. tax planning and compliance services as well as consultations and assistance surrounding matters with various income and sales tax authorities.

(3) Represents fees for services provided in connection with the Company's recently submitted registration statement and other miscellaneous items not otherwise included in the categories above.

         The Audit Committee has determined that the provision by Ernst & Young LLP of non-audit services is compatible with maintaining the independence of Ernst & Young LLP. In accordance with its charter, the Audit Committee approves in advance all audit and non-audit services to be provided by Ernst & Young LLP. In certain cases, the Audit Committee may delegate authority to pre-approve non-audit services on a preliminary basis to one or more members of the Audit Committee, provided that such pre-approvals re communicated to the full Committee at its next meeting. During fiscal 2004, all services were pre-approved by Audit Committee in accordance with this policy.


                                     PART IV

ITEM 15. EXHIBITS

         Item 15 is hereby supplemented as follows:

         The following financial statement schedule is included in Item 15(a):

                                                   Schedule II
                                        Valuation and Qualifying Accounts

-------------------------------------------------------------------------------------------------------------------------
                                                     Balance
                                                    beginning      Additions    Additions not                Balance end
Description (amounts in thousands)                   of year       expensed       expensed      Deductions     of year
-------------------------------------------------------------------------------------------------------------------------
For the year ended March 31, 2004:
------------------------------------------------- ------------- ------------- --------------- ------------- -------------
Allowance for doubtful receivables                    $1,001         $777                         $647         $1,131
------------------------------------------------- ------------- ------------- --------------- ------------- -------------
Deferred income tax valuation allowance                  456          278          $663              0          1,397
                                                         ---          ---          ----              -          -----
------------------------------------------------- ------------- ------------- --------------- ------------- -------------
   Total allowances deducted from assets              $1,457       $1,055          $663           $647         $2,528
------------------------------------------------- ------------- ------------- --------------- ------------- -------------

------------------------------------------------- ------------- ------------- --------------- ------------- -------------
For the year ended March 31, 2004:
------------------------------------------------- ------------- ------------- --------------- ------------- -------------
Allowance for doubtful receivables                      $883         $118                                      $1,001
------------------------------------------------- ------------- ------------- --------------- ------------- -------------
Deferred income tax valuation allowance                  456                                         0            456
                                                         ---                                         -            ---
------------------------------------------------- ------------- ------------- --------------- ------------- -------------
   Total allowances deducted from assets              $1,339         $118            $0             $0         $1,457
-------------------------------------------------------------------------------------------------------------------------


-------------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------------
For the year ended December 31, 2002:
------------------------------------------------- ------------- ------------- --------------- ------------- -------------
Allowance for doubtful receivables                      $604         $279                                        $883
------------------------------------------------- ------------- ------------- --------------- ------------- -------------
Deferred income tax valuation allowance                1,446                                       990            456
                                                       -----                                       ---            ---
------------------------------------------------- ------------- ------------- --------------- ------------- -------------
   Total allowances deducted from assets              $2,050         $279            $0           $990         $1,339
------------------------------------------------- ------------- ------------- --------------- ------------- -------------

------------------------------------------------- ------------- ------------- --------------- ------------- -------------
For the year ended December 31, 2001:
------------------------------------------------- ------------- ------------- --------------- ------------- -------------
Allowance for doubtful receivables                      $604                                                     $604
------------------------------------------------- ------------- ------------- --------------- ------------- -------------
Deferred income tax valuation allowance                3,081                                     1,635          1,446
                                                       -----                                     -----          -----
------------------------------------------------- ------------- ------------- --------------- ------------- -------------
   Total allowances deducted from assets              $3,685           $0            $0         $1,635         $2,050
------------------------------------------------- ------------- ------------- --------------- ------------- -------------

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

         The following exhibits are filed as part of this Report:

         14.1     Code of Ethics.

         23.1     Consent of Independent Registered Public Accounting Firm

         31.4 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         31.5 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         31.6 Certification of Chief Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Company caused this Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           CHINDEX INTERNATIONAL, INC.

July 29, 2004                              By:   /s/ Robert C. Goodwin
                                                 ----------------------------
                                                 Robert C. Goodwin, Jr.
                                                 Executive Vice President and
                                                 General Counsel