Form 10-Q
period 2004-06-30
CHINDEX INTERNATIONAL INC
filed 2004-08-16
CIK 922717

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

The number of shares outstanding of each of the issuer’s class of common equity, as of August 5, 2004, was 4,573,472 shares of Common Stock and 775,000 shares of Class B Common Stock.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
CHINDEX INTERNATIONAL, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(thousands except share data)

	June 30, 2004	March 31, 2004
	Unaudited	Audited
ASSETS
Current assets:
Cash and cash equivalents	$13,038	$6,791
Trade accounts receivable, less allowance for doubtful accounts of $1,193 and $1,131, respectively
Equipment sales receivables	14,582	15,039
Patient service receivables	2,920	2,335
Inventories	10,416	10,363
Deferred income tax	579	467
Other current assets	3,921	2,235

Total current assets	45,456	37,230
Property and equipment, net	9,953	8,901
Long term deferred income taxes	1,334	1,334
Other assets	332	386

Total assets	$57,075	$47,851

LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$25,258	$23,383
Accrued contract training	1,040	1,078
Short term debt or vendor financing	2,635	5,668
Income taxes payable	446	381

Total current liabilities	29,379	30,510
Long-term debt	3,105	125

Total liabilities	32,484	30,635
Minority interest	18	18

Stockholders’ equity:
Preferred stock, $.01 par value, 500,000 shares authorized, none issued	0	0

Common stock, $.01 par value, 6,800,000 shares authorized, including 800,000 designated Class B:
Common stock — 4,551,152 and 3,643,152 shares issued and outstanding at
June 30 and March 31, respectively	46	36
Class B stock — 775,000 shares issued and outstanding at June 30 and March
31	8	8
Additional capital	29,632	22,488
Accumulated other comprehensive income	(12)	11
Accumulated deficit	(5,101)	(5,345)

Total stockholders’ equity	24,573	17,198

Total liabilities, minority interest and stockholders’ equity	$57,075	$47,851

The accompanying notes are an integral part of the financial statements.

CHINDEX INTERNATIONAL, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(thousands except share and per share data)
(Unaudited)

	Three months ended June 30,
	2004	2003

Product sales	$20,879	$16,806
Healthcare services revenue	5,796	3,567

Total revenue	26,675	20,373

Cost and expenses
Product sales costs	16,898	14,343
Healthcare services costs	4,896	3,684
Selling and marketing expenses	2,826	2,512
General and administrative	1,552	1,560

Income (loss) from operations	503	(1,726)
Minority interest	0	0
Other (expenses) and income
Interest expense	(42)	(56)
Interest income	8	15
Miscellaneous (expense) income — net	(39)	41

Income (loss) before income taxes	430	(1,726)
(Provision for) benefit from income taxes	(186)	388

Net income (loss)	$244	$(1,338)

Net income (loss) per common share — basic	$0.05	$(0.36)

Weighted average shares outstanding — basic	4,995,910	3,713,047

Net income (loss) per common share — diluted	$0.04	$(0.36)

Weighted average shares outstanding — diluted	5,729,748	3,713,047

The accompanying notes are an integral part of the financial statements. Share information has been retroactively adjusted to give effect to the stock splits, each in the form of a 100% stock dividend. The stock splits were announced by us on August 6, 2003 with a record date of August 18, 2003 and on December 29, 2003 with a record date of January 10, 2004.

CHINDEX INTERNATIONAL, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(thousands)
(Unaudited)

	Three months ended June 30,
	2004	2003
OPERATING ACTIVITIES
Net income (loss)	$244	$(1,338)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	329	292
Inventory write-down	47	27
Provision for doubtful accounts	122	232

Changes in operating assets and liabilities:
Trade receivables	(250)	2,567
Inventories	(100)	1,940
Income taxes payable or receivable	51	(563)
Other current assets	(1,797)	18
Other assets	54	(54)
Accounts payable and other liabilities	1,850	(2,411)

Net cash provided by operating activities	550	710

INVESTING ACTIVITIES
Purchases of property and equipment	(1,381)	(411)

Net cash used in investing activities	(1,381)	(411)

FINANCING ACTIVITIES
Proceeds of long-term debt and vendor financing	3,027	711
Repayment of long-term debt and vendor financing	(3,080)	0
Proceeds of issuance of common stock	7,138	0
Exercise of stock options	16	11

Net cash provided by financing activities	7,101	722

Effect of foreign exchange rate changes on cash and cash equivalents	(23)	0

Net increase in cash and cash equivalents	6,247	1,021
Cash and cash equivalents at beginning of period	6,791	5,956

Cash and cash equivalents at end of period	$13,038	$6,977

The accompanying notes are an integral part of the financial statements.

CHINDEX INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the three months ended June 30, 2004
(thousands except share data)

							Accumulated
	Common Stock		Common Stock-Class B				Other
					Additional	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Total

Balance at March 31, 2004	3,643,152	$36	775,000	$8	$22,488	($5,345)	$11	$17,198

Net income						244		244

Foreign currency translation adjustment							(23)	(23)

Comprehensive income								221

Shares issued	900,000	9			7,129			7,138

Options exercised	8,000	1			15			16

Balance at June 30, 2004
(unaudited)	4,551,152	$46	775,000	$8	$29,632	$(5,101)	$(12)	$24,573

The accompanying notes are an integral part of the financial statements.

CHINDEX INTERNATIONAL, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

Note 1. BASIS OF PRESENTATION

     The accompanying unaudited consolidated condensed financial statements of Chindex International, Inc. have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year.

     References to “Chindex”, “we”, “us” and “our” refer to Chindex International, Inc. and subsidiaries, unless the context otherwise requires.

     For further information, refer to the consolidated financial statements and footnotes thereto included in the our annual report on Form 10-K for the fiscal year ended March 31, 2004, as amended.

     Certain balances in the March 31, 2004 financial statements have been reclassified to conform to the 2005 presentation.

     The share information has been restated after giving retroactive effect to the stock split, in the form of a stock dividend, announced by us on August 6, 2003 and having a record date of August 18, 2003 and a second stock split announced by us on December 29, 2003 and having a record date of January 10, 2004.

Note 2. INVENTORIES
                (in thousands)

Inventories consist of the following:	June 30, 2004	March 31, 2004

Merchandise inventory	$7,491	$7,834
Healthcare services inventory	304	247
Demonstration inventory, net	1,032	826
Parts and peripheral inventory	1,589	$1,456

	$10,416	$10,363

Note 3. PROPERTY AND EQUIPMENT, NET
                (in thousands)

Property and equipment, net, consists of the following:	June 30, 2004	March 31, 2004

Furniture and equipment	$7,224	$7,212
Vehicles	109	109
Leasehold improvements	8,318	7,151

	15,651	14,472
Less: accumulated depreciation and amortization	(5,698)	(5,571)

	$9,953	$8,901

Note 4. NET EARNINGS PER SHARE

     The following is a reconciliation of the numerators and denominators of the basic and diluted Earnings per Share (EPS) computations for net income and other related disclosures:

(thousands except share and per share data)
	For the three months ended	For the three months ended

	June 30, 2004	June 30, 2003
Net income (loss)	$244	$(1,338)
Weighted average shares outstanding- basic	4,995,910	3,713,047
Basic earnings (loss) per share	$0.05	$(0.36)
Effect of dilutive securities:
Shares issuable upon exercise of dilutive outstanding stock
options:	733,838	n/a
Weighted average shares outstanding- diluted	5,729,748	3,713,047
Diluted earnings (loss) per share	$0.04	$(0.36)

For the periods in which losses were incurred, shares issuable upon exercise of stock options are excluded from diluted earnings per share because the effect would be anti-dilutive

STOCK-BASED COMPENSATION: We account for stock options under the provisions of Accounting Principles Board Opinion (“APB”) No. 25, under which no compensation expense is recognized when the stock options are granted to colleagues and directors at fair market value as of the grant date. Our 1994 Stock Option Plan (the Plan) provided for the grant, at the discretion of the Board of Directors, of (i) options that are intended to qualify as incentive stock options (Incentive Stock Options) within the meaning of Section 422A of the Internal Revenue Code to certain employees, consultants and directors, and (ii) options not intended to so qualify (Nonqualified Stock Options) to employees, consultants and directors. Effective April 27, 2004, our 1994 Stock Option Plan, under which all of the options were granted, terminated by its terms. Consequently, no further options may be granted under any existing equity compensation plan as of the date of this filing. There were 306,400 options granted in the period from April 1, 2004 to April 27, 2004, the date of the Plan’s termination.

Had compensation cost for the plan been determined as required under SFAS No. 123, “Accounting for Stock-Based Compensation,” amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” our pro forma net income (loss) and pro forma earnings (loss) per share would have been as follows:

(thousands except share and per share data)
	Three months ended June 30,
	2004	2003
Net income (loss)
As reported	$244	$(1,338)
Pro Forma	$(352)	$(1,340)
Basic earnings (loss) per share
As reported	$0.05	$(0.36)
Pro Forma	$(0.07)	$(0.36)
Diluted earnings (loss) per share
As reported	$0.04	$(0.36)
Pro Forma	$(0.06)	$(0.36)

Note 5. STOCKHOLDER’S EQUITY

     As of June 30, 2004, we also had received net proceeds of approximately $12.3 million from the sale of 1.5 million shares of common stock and warrants to purchase 300,000 shares at an exercise price of $9.00 per share, which proceeds were received on March 31, April 1 and May 5, 2004. Such net proceeds were and will be used to repay a portion of our vendor financing and capital expenditures as well as for working capital purposes. The final closing of the financing took place on May 5, 2004 at which the remaining 900,000 shares of common stock together with the remaining warrants to purchase 180,000 shares of our common stock were issued to the investors. In connection with the final closing, the placement agent was issued the remaining warrants to purchase 54,000 shares of our common stock.

Note 6. SEGMENT INFORMATION

     We have three reportable segments: Medical Capital Equipment, Healthcare Products Distribution, and Healthcare Services. We evaluate performance and allocate resources based on profit or loss from operations before income taxes, not including gains or losses on our investment portfolio.

	Medical Capital	Healthcare Products	Healthcare Services	Total
	Equipment	Distribution
As of June 30, 2004:
Assets	$26,612,000	$14,020,000	$16,443,000	$57,075,000
For the quarter ended June 30, 2004:
Sales and service revenue	$9,662,000	$11,217,000	$5,796,000	$26,675,000
Gross Profit	2,553,000	1,428,000	n/a	n/a
Gross Profit %	26%	13%	n/a	n/a
Income (loss) from operations	$229,000	$(391,000)	$665,000	$503,000
Other (expense), net				(73,000)
Minority interest				0
Income before taxes				$430,000

	Medical Capital	Healthcare Products	Healthcare Services	Total
	Equipment	Distribution
As of March 31, 2004:
Assets	$22,997,000	$12,515,000	$12,339,000	$47,851,000
For the quarter ended June 30, 2003:
Sales and service revenue	$6,198,000	$10,608,000	$3,567,000	$20,373,000
Gross Profit	1,138,000	1,325,000	n/a	n/a
Gross Profit %	18%	12%	n/a	n/a
Loss from operations	$(1,110,000)	$(236,000)	$(380,000)	$(1,726,000)
Other (expense), net				0
Minority interest				0
Loss before taxes				$(1,726,000)

Inter-segment transactions were eliminated for the three months ended June 30, 2004 and 2003.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Quarter ended June 30, 2004 compared to quarter ended June 30, 2003

     Our revenue for the three months ended June 30, 2004 was $26,675,000, up 31% from the three months ended June 30, 2003 revenue of $20,373,000. We experienced continued growth in each of the three segments of the business, with revenue growth of 56% in the medical capital equipment segment, 6% in the healthcare products distribution segment, and 62% in the healthcare services segment, compared to the same period last year. Costs and expenses were $26,172,000 for the period as compared with costs and expenses of $22,099,000 for the three months ended June 30, 2003. The nature of the increased costs in particular segments is discussed below. We recorded a net income of $244,000 for the three months ended June 30, 2004, as compared to net loss of $1,338,000 for the three months ended June 30, 2003.

Medical Capital Equipment Segment

     The medical capital equipment segment exports high quality Western capital medical equipment to the China market. In the three months ended June 30, 2004 this segment had revenue of $9,662,000, a 56% increase over revenue of $6,198,000 in the three months ended June 30, 2003. The Company has developed new sales channels for its capital medical equipment, involving greater use of local Chinese sub-distributors, which was a significant contributing factor to the increase in revenue. In addition, some of this increase in revenue is attributable to the fact that SARS was a significant negative factor in the prior period whereas in the current period the effects of the SARS epidemic have dissipated. Finally, the addition of a new range of ultrasound products by Siemens expanded our product portfolio and helped to increase sales. Income from operations was $229,000 in the recent period compared with a loss from operations of $1,110,000 in the prior period.

     Gross profit in the three months ended June 30, 2004 increased to $2,553,000 from $1,138,000 in the three months ended June 30, 2003. As a percentage of revenue, gross profit from the medical capital equipment segment for the recent period was 26% as compared to 18% in the prior period. The increase in gross profit percentage is attributable principally to the fact that the gross profit percentage in the prior period was depressed both because of the impact of SARS and a lower margin sales mix in that period. Expenses for the medical capital equipment segment in the three months ended June 30, 2004 increased to $2,324,000 from $2,248,000 in the three months ended June 30, 2003, and as a percentage of revenues over the period decreased to 24% from 36%. Salaries for the segment in the three months ended June 30, 2004 increased by $75,000 from the three months ended June 30, 2003, and as a percentage of revenues over the period decreased to 10% from 15%. In addition, travel and entertainment expenses for the segment decreased $40,000. The reduction in expenses as a percentage of revenue and the reduction of travel and entertainment expenses reflect improved resource allocation, including increased productivity of our staff through improved management and greater use of regionally-based sales representatives. Other costs increased $41,000 over the three months, primarily due to allocation of additional administrative costs.

Healthcare Products Distribution Segment

     The healthcare products distribution segment, consisting of medical consumables and personal healthcare products, had revenue growth of 6% to $11,217,000 in the three months ended June 30, 2004, as compared to revenue of $10,608,000 in the three months ended June 30, 2003. During the recent period the revenue attributable to third party logistics services continued to decline as planned but personal healthcare products and medical consumable sales increased significantly as compared with the prior period. The local currency sales of medical consumables and personal healthcare products are made from inventories maintained locally in China (see Foreign Currency Exchange) to a network of sub-dealers and pharmacies.

     Gross profit in the three months ended June 30, 2004 increased to $1,428,000 from $1,325,000 in the three months ended June 30, 2003. As a percentage of revenue, gross profit from the healthcare products distribution segment for the recent period was 13% as compared to 12% in the prior period. The increase in gross profit is primarily attributable to the revenue mix changing gradually to higher margin products.

     Expenses for the healthcare products distribution segment in the three months ended June 30, 2004 increased to $1,819,000 from $1,561,000 in the three months ended June 30, 2003 and increased slightly as a percentage of revenues over the periods to 16% from 15%. Salaries for the segment decreased $109,000 due to the fact that the prior period included annual bonuses and the timing of when the bonuses are earned has now changed with the Company’s modified fiscal year. In addition, travel and entertainment expense for the segment increased $32,000 and other costs increased $336,000 due primarily to additional promotion fees. The segment had a loss from operations of $391,000 in the recent period, compared with a loss from operations of $236,000 in the prior period.

Healthcare Services Segment and Hospital Development

     The healthcare services segment consists of a Western style primary care hospital, Beijing United Family Hospital and Clinics (“BJU”) as well as an affiliated satellite clinic in Beijing. The segment also includes developmental activities which consist of Shanghai United Family Hospital and Clinics (“SHU”) which is under construction, and a proposed hospital in Xiamen. For the three months ended June 30, 2004, the revenue from the segment was $5,796,000, an increase of 62% over the three months ended June 30, 2003 revenues of $3,567,000. The increase in revenue is attributable to increased patients at BJU. Total inpatient days increased 119% from the prior period. Outpatient visits increased 57% from the prior period. During the prior period the hospital was significantly impacted by the SARS crisis in Beijing which was principally responsible for the loss in that period. Healthcare services costs increased for the three months ended June 30, 2004 to $5,131,000, a 30% increase over the three months ended June 30, 2003 costs of $3,947,000. This increase was due primarily to the costs associated with increased services offered. Salaries increased by $900,000 (salaries were 49% and 55% of revenue for the three months ended June 30, 2004 and 2003, respectively), with the total staff increasing in size by 25% and the number of physicians increasing by 30% Other costs increased $284,000, including increases in professional fees and direct patient care supplies partially offset by decreases in bad debt expense and other miscellaneous expenses. Development costs related to SHU remained relatively stable at $225,000 and $205,000 for the three months ended June 30, 2004 and 2003, respectively. The healthcare services segment had income from operations of $665,000 in the recent period, compared with a loss from operations of $380,000 in the prior period.

     In the chart below we have broken out the developmental expenses in order to give a clearer picture of our hospital finances:

	Healthcare Services	Hospital Development	Healthcare Services	Hospital Development
	As of June 30, 2004:		As of March 31, 2004
Assets	$10,947,000	$5,496,000	$10,458,000	$1,881,000
	For Quarter Ended June 30, 2004		For Quarter Ended June 30, 2003
Healthcare services revenue	$5,796,000	n/a	$3,567,000	n/a
Income (loss) from operations	$890,000	$(225,000)	$(175,000)	$(205,000)

     SHU will open in the fall of 2004. We are currently in the process of receiving the equipment for SHU, finishing the interior decorations and otherwise preparing for the hospital’s opening.

Other Income and Expenses

     Interest expense on short-term debt of $2,635,000 and long term debt of $3,105,000 amounted to $42,000 as compared to $56,000 interest expense in the prior period. The long-term debt is for the development of SHU that is currently under construction (see Liquidity and Capital Resources).

Taxes

     We recorded a $186,000 provision for income taxes for the three months ended June 30, 2004, as compared to a benefit from income taxes of $388,000 for the three months ended June 30, 2003.

LIQUIDITY AND CAPITAL RESOURCES

     As of June 30, 2004, our cash and cash equivalents, net accounts receivable and net inventories were $13,038,000, $17,502,000 and $10,416,000, respectively, as compared to $6,791,000, $17,374,000 and $10,363,000, respectively, as of March 31, 2004.

     As of June 30, 2004, our short-term loan payable was comprised of bank loans of $1,564,000 and extended payment accounts payable to one vendor of $1,071,000. With respect to the vendor accounts payable, the vendor has agreed to provide continuing credit facilities for purchases for a seven-year period, each grant of credit bearing interest of five percent per annum and expiring at the end of 18 months, to be replaced by subsequent purchases and payables. Beijing United has a short-term financing arrangement in China with the Hong Kong and Shanghai Banking Corporation (HSBC) for $600,000 in revolving loans bearing interest at 1.75% over the three-month Singapore Interbank Money Market Offer Rate (SIBOR). Beijing United has agreed to utilize HSBC for a portion of its patient payments via credit cards. Also, a line of credit is included in the arrangement with HSBC for up to $1,200,000, bearing interest at 2.25% over SIBOR and having a term of up to three years. As of June 30, 2004, the balances on these credit lines were $600,000 and $964,000, respectively. We, on behalf of Beijing United, have guaranteed the full amount of those facilities.

     We are currently completing renovation and outfitting of our hospital facility in Shanghai, which has been financed primarily through the vendor financing, discussed above, and a local bank borrowing. The local bank borrowing for SHU consists of a loan facility with HSBC, with which we have an existing loan relationship relating to Beijing United. This new loan will provide $4 million. During the quarter ending June 30, 2004, we drew $3,000,000 against this new loan facility entered into with HSBC bank. This facility has a five year term and an interest rate of 2.5% over the six month SIBOR. Although we have sufficient capital resources to complete SHU as currently scheduled, we will continue to explore additional financing opportunities, although there are no assurances that such additional financing will be available.

     As of June 30, 2004, letters of credit in the aggregate amount of approximately $271,000 were outstanding and we had no balance outstanding under a credit facility with M&T Bank, our principal bank. The borrowings under the credit facility bear interest at 1% over the three-month London Interbank Offered Rate (LIBOR).

     As of June 30, 2004, we also had received net proceeds of approximately $12.3 million from the sale of 1.5 million shares of common stock and warrants to purchase 300,000 shares at an exercise price of $9.00 per share, which proceeds were received on March 31, April 1 and May 5, 2004. Such net proceeds were and will be used to repay a portion of our vendor financing and capital expenditures as well as for working capital purposes.

     We are continuing to consider various other financing alternatives to satisfy its future expansion, capital improvements and equipment requirements.

TIMING OF REVENUES

     The timing of our revenues is affected by several significant factors. Many end-users of the capital equipment products sold by Chindex depend to a certain extent upon the allocation of funds in the budgeting processes of the Chinese government and the availability of credit from the Chinese banking system. These processes and the availability of credit are based on policy determinations by the Chinese government and are not necessarily subject to fixed time schedules.

     In addition, the sales of certain products often require protracted sales efforts, long lead times and other time-consuming steps. Further, in light of the dependence by some purchasers of capital equipment on the availability of credit, the timing of sales may depend upon the timing of us or our abilities to arrange for credit sources, including Ex-Im Bank or other loan financing. As a result, our operating results have varied and are expected to continue to vary from period to period and year to year. In addition, a relatively limited number of orders and shipments may constitute a meaningful percentage of our revenue in any one period. As a result, a relatively small reduction in the number of orders can have a material impact on our revenues in any year. Further, because we recognize revenues and expenses as products are shipped, the timing of shipments could affect our operating results for a particular period. At the same time, a growing percentage of our revenues are attributable to hospital services and local currency sales through the healthcare products distribution segment, both of which have more even revenue streams.

FOREIGN CURRENCY EXCHANGE AND IMPACT OF INFLATION

     The results of operations of Chindex for the periods discussed have not been significantly affected by inflation or foreign currency fluctuation. Since we receive over 60% of our revenues in local Chinese currency, we have some foreign currency risk. Changes in the valuation of the Chinese Renminbi or Hong Kong dollar may have an impact on our results of operations in the future. Our subsidiaries, Chindex Tianjin, Chindex Shanghai and Beijing United, sell products and services in Renminbi. If the Chinese government allows the Renminbi to float in a broader band as against the dollar, the expectation of economists is that the Renminbi would strengthen, thus having a positive impact on us.

     We also purchase and will continue to purchase some products in Western currencies other than U.S. dollars and have sold and will continue to sell such products in China for U.S. dollars. To the extent that the value of the U.S. dollar declines against such a currency, we could experience a negative impact on profitability. We anticipate hedging transactions wherever possible to minimize such negative impacts. Currently there are no such hedges.

     As part of our risk management program, we also perform sensitivity analyses to assess potential changes in revenue, operating results, cash flows and financial position relating to hypothetical movements in currency exchange rates. Our sensitivity analysis of changes in the fair value of the Renminbi to the U.S. Dollar at June 30, 2004, indicated that if the U.S. Dollar uniformly increased in value by 10 percent relative to the Renminbi, then we would experience a 14% lower income. Conversely, a 10 percent increase in the value of the Renminbi relative to the U.S. Dollar at June 30, 2004 would have resulted in a 12% higher income.

FORWARD LOOKING STATEMENTS

     Some of the information in this Form 10-Q may contain statements regarding future expectations, plans, prospects for performance of the Company that constitute forward-looking statements for purposes of the safe harbor provisions of The Private Securities Litigation Reform Act of 1995. The Company cannot guarantee future results, levels of activity, performance or achievements. The numbers discussed in this Form 10-Q also involve risks and uncertainties. The following factors, among others, could cause actual results to differ materially from those described by such statements: our ability to manage our growth and maintain adequate controls, the loss of services of key personnel, general market conditions including inflation or foreign currency fluctuations, our dependence on relationships with suppliers, the timing of our revenues and fluctuations in financial performance, the availability to our customers of third-party financings, product liability claims and product recalls, competition, hiring and retaining qualified sales and service personnel, management of inventory, relations with foreign trade corporations, dependence on sub-distributors and dealers, completion and opening of healthcare facilities, attracting and retaining qualified physicians and other hospital personnel, regulatory compliance, the cost of malpractice , our dependence on our information systems, the economic policies of the Chinese government, the newness and undeveloped nature of the Chinese legal system, the regulation of the conversion of Chinese currency, future epidemics in China such as SARS, the control over our operation by insiders, and those other factors contained in the section titled “Risk Factors” as set forth on page 7 of the Company’s Registration Statement on Form S-1 (File No. 333-114299) declared effective by the Securities and Exchange Commission on July 30, 2004, as well as other documents that may be filed by the Company from time to time with the Securities and Exchange Commission. The forward-looking statements and numbers contained herein represent the judgment of the Company, as of the date of this Form 10-Q, and the Company disclaims any intent or obligation to update such forward-looking statements to reflect any change in the Company’s expectations with regard thereto or any change in events, conditions, circumstances on which such statements are based.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to market risks in a variety of ways. The principal market risk is related to the nature of the Chinese economy and political system. Since we generate all of our revenues from China, any risk having to do with the environment in China for a foreign business operating there can have a significant impact on us.

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

ITEM 4. CONTROLS AND PROCEDURES

     Chindex maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports that are filed with the Securities and Exchange Commission is recorded, processed and reported within the time periods required for each report and that such information is reported to the our management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

     We performed an evaluation under the supervision and with the participation of Chindex management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls as of June 30, 2004. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective.

     During the fiscal quarter ended June 30, 2004, we implemented a new financial accounting system for the local entity reporting and corporate consolidations that contains a number of additional controls. These new controls are still in the process of being fully implemented. In addition, we made the following significant changes in our internal controls or in other factors that could significantly affect our internal controls, the implementation of which changes had commenced prior to the end of our fiscal year ended March 31, 2004: our outsourced software provider has remedied its software writing problem in connection with a recent upgrade to our systems at Beijing United that is designed to permit proper accounts receivable recordkeeping; we have retained additional outside tax expertise in the U.S.,and reorganized our tax staff in China to improve our level of tax expertise in both the U.S. and China; and, as noted above, we have initiated supplemental procedures and resources in order to formalize and improve our fiscal period closing process on an ongoing basis. Reference is made to Item 9A of our annual report on Form 10-K as amended for further information regarding these changes.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

The exhibits listed below are filed as a part of this quarterly report:

3.1	Certificate of Incorporation of the Company. Incorporated by reference to Annex B to the Company’s Proxy Statement on Schedule 14A, filed with the Securities and Exchange Commission on or about June 7, 2002 (the “Proxy Statement”)
3.2	Amendment to Certificate of Incorporation of the Company. Incorporated by reference to Exhibit 3.2 to the Company’s Form 10-Q for the nine months ended December 31, 2003.
3.3	By-laws of the Company. Incorporated by reference to Annex C to the Proxy Statement.

4.1	Form of Specimen Certificate of the Company’s Common Stock. Incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form SB-2 (No. 33-78446) (the “IPO Registration Statement”).

4.2	Form of Specimen Certificate of Class B Common Stock. Incorporated by reference to Exhibit 4.3 to the IPO Registration Statement.
10.1	The Company’s 1994 Stock Option Plan, as amended as of July 17, 2001. Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the six months ended June 30, 2001.
10.2	Lease Agreement, dated as of March 1994, between the Company and Central Properties Limited Partnership, relating to the Company’s Bethesda, Maryland facility. Incorporated by reference to Exhibit 10.4 to the IPO Registration Statement.
10.3	First Amendment to Lease, dated as of June 26, 1996, between the Company and Central Properties Limited Partnership, relating to additional space at the Company’s Bethesda, Maryland facility. Incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997.
10.4	Lease Agreement between the School of Posts and Telecommunications and the Company dated November 8, 1995. Incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995.
10.5	Amendments Numbers One, Two and Three to the Lease Agreement between the School of Posts and Telecommunications and the Company dated November 8, 1995, each such amendment dated November 26, 1996. Incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997.
10.6	Lease Agreement dated May 10, 1998, between the School of Posts and Telecommunications and the Company relating to the lease of additional space. Incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998.
10.7	Contractual Joint Venture Contract between the Chinese Academy of Medical Sciences Union Medical & Pharmaceutical Group Beijing Union Medical & Pharmaceutical General Corporation and the Company, dated September 27, 1995. Incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995.
10.8	First Investment Loan Manager Demand Promissory Note dated July 10, 1997 between First National Bank of Maryland and Chindex, Inc. Incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997.
10.9	Distribution Agreement dated October 11, 2001 between Siemens AG and the Company, Incorporated by reference to Exhibit 10.18 to the Company’s Quarterly Report on Form 10-Q for the nine months ended September 30, 2001.
10.10	Second amendment to lease, dated as of November 24, 2000, between the Company and Central Properties Limited Partnership, relating to the extension of the lease term for the Company’s Bethesda, Maryland offices. Incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.
10.11	Employment Agreement, dated as of September 1, 2001, between the Company and Roberta Lipson. Incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.
10.12	Employment Agreement, dated as of September 1, 2001, between the Company and Elyse Beth Silverberg. Incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.
10.13	Employment Agreement, dated as of September 1, 2001, between the Company and Lawrence Pemble. Incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.
10.14	Employment Agreement, dated as of September 1, 2001, between the Company and Robert C. Goodwin, Jr. Incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.
10.15	Contractual Joint Venture Contract between Shanghai Changning District Central Hospital and the Company, dated February 9, 2002. Incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.
10.16	Lease Agreement between Shanghai Changning District Hospital and the Company related to the lease of the building for Shanghai United Family Hospital. Incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.
10.17	Lease Agreement between China Arts & Crafts Import & Export Corporation and Chindex (Beijing) Consulting Incorporated related to the lease of the building for the Company’s main office in Beijing+. Incorporated by reference to Exhibit 10.17 to the Company’s Quarterly Report on Form 10-Q for the six months ended June 30, 2002.
10.18	Agreement between Siemens AG and the Company for long term payment of vendor invoices. Incorporated by reference to Exhibit 10.18 to the Company’s Quarterly Report on Form 10-Q for the nine months ended September 30, 2002.
10.19	Form of Securities Purchase Agreement dated as of March 29, 2004 among the Company and the purchasers thereunder. Incorporated by reference to Exhibit 10.19 to the Company’s Registration Statement on Form S-1 (No. 333-114299).
21.1	List of subsidiaries. Incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.
31.1	Certification of the Company’s Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of the Company’s Executive Vice President Finance Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.3	Certification of the Company’s Principal Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certification of the Company’s Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.2	Certification of the Company’s Executive Vice President Finance Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.3	Certification of the Company’s Principal Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

* Confidential treatment has been granted as to a portion of this Exhibit.

+ English translation of summary from Chinese original.

(b)     Reports on Form 8-K filed during the quarter ended June 30, 2004:

On June 29, 2004, the Company filed a Current Report on Form 8-K reporting, under items 7 and 12, its results of operations for the fiscal year ended March 31, 2004.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHINDEX INTERNATIONAL, INC.

Dated: August 16, 2004	By: /S/ Lawrence Pemble

Lawrence Pemble

Executive Vice President Finance and Business Development

Dated: August 16, 2004	By: /S/ Ronald Zilkowski

Ronald Zilkowski

Senior Vice President Finance and Corporate Controller