Form 10-Q
period 2004-09-30
CHINDEX INTERNATIONAL INC
filed 2004-11-15
CIK 922717

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

The number of shares outstanding of each of the issuer’s class of common equity, as of November 9, 2004, was 4,622,512 shares of Common Stock and 775,000 shares of Class B Common Stock.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 4. CONTROLS AND PROCEDURES
PART II. OTHER INFORMATION
ITEM 6. EXHIBITS
SIGNATURES
Exhibit 10.16
Exhibit 10.17
Exhibit 10.18
Exhibit 10.19
Exhibit 31.1
Exhibit 31.2
Exhibit 31.3
Exhibit 32.1
Exhibit 32.2
Exhibit 32.3

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CHINDEX INTERNATIONAL, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(thousands except share data)
(Unaudited)

	September 30, 2004	March 31, 2004

ASSETS

Current assets:
Cash and cash equivalents	$6,193	$6,791
Trade accounts receivable, less allowance for doubtful accounts of $1,357 and $1,131, respectively
Equipment sales receivables	19,236	15,039
Patient service receivables	2,771	2,335
Inventories	11,392	9,537
Deferred income tax	653	467
Other current assets	3,955	2,235

Total current assets	44,200	36,404
Property and equipment, net	14,559	9,727
Long-term deferred income taxes	1,334	1,334
Other assets	346	386

Total assets	$60,439	$47,851

LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$27,295	$24,338
Short-term portion of capitalized leases	192	123
Short-term debt and vendor financing	4,681	5,668
Income taxes payable	335	381

Total current liabilities	32,503	30,510
Long-term portion of capitalized leases	201	125
Long-term debt	3,008	0

Total liabilities	35,712	30,635
Minority interest	56	18

Stockholders’ equity:
Preferred stock, $.01 par value, 500,000 shares authorized, none issued	0	0

Common stock, $.01 par value, 13,600,000 shares authorized, including 1,600,000 designated Class B:
Common stock — 4,622,512 and 3,643,152 shares issued and outstanding at September 30 and March 31, respectively	46	36
Class B stock — 775,000 shares issued and outstanding at September 30 and March 31	8	8
Additional capital	29,799	22,488
Accumulated other comprehensive income	8	11
Accumulated deficit	(5,190)	(5,345)

Total stockholders’ equity	24,671	17,198

Total liabilities, minority interest and stockholders’ equity	$60,439	$47,851

The accompanying notes are an integral part of the financial statements.

CHINDEX INTERNATIONAL, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(thousands except share and per share data)
(Unaudited)

	Three months ended September 30,		Six months ended September 30,

	2004	2003	2004	2003

Product sales	$22,490	$17,786	$43,368	$34,592
Healthcare services revenue	5,065	3,369	10,862	6,937

Total revenue	27,555	21,155	54,230	41,529

Cost and expenses
Product sales costs	17,977	13,645	34,875	27,987
Healthcare services costs	5,094	3,388	9,990	7,072
Selling and marketing expenses	2,839	2,273	5,665	4,786
General and administrative	1,599	1,396	3,152	2,958

Income (loss) from operations	46	453	548	(1,274)
Minority interest	(56)	0	(56)	0
Other (expenses) and income
Interest expense	(30)	(63)	(72)	(119)
Interest income	18	14	33	29
Miscellaneous (expense) income — net	(18)	(27)	(64)	14

(Loss) income before income taxes	(40)	377	389	(1,350)
(Provision for) benefit from income taxes	(49)	(158)	(234)	230

Net (loss) income	$(89)	$219	$155	$(1,120)

Net (loss) income per common share — basic	$(0.02)	$0.06	$0.03	$(0.30)

Weighted average shares outstanding — basic	5,346,720	3,742,178	5,172,274	3,725,192

Net (loss) income per common share — diluted	$(0.02)	$0.05	$0.03	$(0.30)

Weighted average shares outstanding — diluted	5,346,720	4,440,510	5,875,007	3,725,192

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

CHINDEX INTERNATIONAL, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(thousands)
(Unaudited)

	Six months ended September 30,

	2004	2003

OPERATING ACTIVITIES
Net income (loss)	$155	$(1,120)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	813	627
Provision for doubtful accounts	256	261
Deferred income tax	(186)	0
Minority interest	56	0

Changes in operating assets and liabilities:
Trade receivables	(4,889)	434
Inventories	(1,855)	1,593
Other current assets	(1,720)	(599)
Other assets	40	114
Accounts payable and accrued expenses	2,957	(1,923)
Income taxes payable or receivable	(46)	(440)

Net cash used in operating activities	(4,419)	(1,053)

INVESTING ACTIVITIES
Purchases of property and equipment	(5,645)	(1,049)

Net cash used in investing activities	(5,645)	(1,049)

FINANCING ACTIVITIES
Proceeds from debt, vendor financing	5,396	2,527
Repayment of long-term debt, vendor financing and capitalized leases	(3,230)	0
Proceeds of issuance of common stock	7,138	0
Exercise of stock options	183	113
Cash paid to minority interest partner	(18)	0

Net cash provided by financing activities	9,469	2,640

Effect of foreign exchange rate changes on cash and cash equivalents	(3)	0

Net (decrease) increase in cash and cash equivalents	(598)	538
Cash and cash equivalents at beginning of period	6,791	5,956

Cash and cash equivalents at end of period	$6,193	$6,494

The accompanying notes are integral part of the financial statements.

CHINDEX INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the six months ended September 30, 2004
(thousands except share data)

	Common Stock		Common Stock-Class B				Accumulated
							Other
					Additional	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Total

Balance at March 31, 2004	3,643,152	$36	775,000	$8	$22,488	$(5,345)	$11	$17,198

Net income						155		155

Foreign currency translation adjustment							(3)	(3)

Comprehensive income								152

Shares issued	900,000	9			7,129			7,138

Options exercised	79,360	1			182			183

Balance at September 30, 2004(unaudited)	4,622,512	$46	775,000	$8	$29,799	$(5,190)	$8	$24,671

The accompanying notes are an integral part of the financial statements.

CHINDEX INTERNATIONAL, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

Note 1. BASIS OF PRESENTATION

         The accompanying unaudited consolidated condensed financial statements of Chindex International, Inc. have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month or six-month periods ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year.

         References to “Chindex”, “we”, “us” and “our” refer to Chindex International, Inc. and subsidiaries, unless the context otherwise requires.

         For further information, refer to the consolidated financial statements and footnotes thereto included in our annual report on Form 10-K for the fiscal year ended March 31, 2004, as amended.

         Certain balances in the March 31, 2004 financial statements have been reclassified to conform to the 2005 presentation.

The share information has been restated after giving retroactive effect to the stock split, in the form of a stock dividend, announced by us on August 6, 2003 and having a record date of August 18, 2003 and a second stock split announced by us on December 29, 2003 and having a record date of January 10, 2004. The authorized shares of Common Stock and Class B Common Stock as of September 30, 2004 have been adjusted to give effect to an amendment to our Certificate of Incorporation dated October 28, 2004 increasing the number of such authorized shares by 100%.

Note 2. INVENTORIES

         (in thousands)

Inventories consist of the following:	September 30, 2004	March 31, 2004

Merchandise inventory	$9,533	$7,834
Healthcare services inventory	250	247
Parts and peripheral inventory	1,609	1,456

	$11,392	$9,537

Note 3. PROPERTY AND EQUIPMENT, NET

         (in thousands)

Property and equipment, net, consists of the following:	September 30, 2004	March 31, 2004

Furniture and equipment	$8,317	$7,212
Vehicles	109	109
Demonstration equipment	2,095	1,792
Leasehold improvements	11,187	7,151

	21,708	16,264
Less: accumulated depreciation and amortization	(7,149)	(6,537)

	$14,559	$9,727

Note 4. NET EARNINGS PER SHARE

         The following is a reconciliation of the numerators and denominators of the basic and diluted Earnings per Share (EPS) or Loss per Share (LPS) computations for net income and other related disclosures:

         (thousands except share and per share data)

	Three months ended September 30,		Six months ended September 30,

	2004	2003	2004	2003

Net (loss) income	$(89)	$219	$155	$(1,120)
Weighted average shares outstanding- basic	5,346,720	3,742,178	5,172,274	3,725,192
Basic (loss) earnings per share	$(0.02)	$0.06	$0.03	$(0.30)
Effect of dilutive securities:
Shares issuable upon exercise of dilutive outstanding stock options:	n/a	698,332	702,733	n/a
Weighted average shares outstanding- diluted	5,346,720	4,440,510	5,875,007	3,725,192
Diluted (loss) earnings per share	$(0.02)	$0.05	$0.03	$(0.30)

For the periods in which losses were incurred, shares issuable upon exercise of stock options are excluded from diluted earnings per share because the effect would be anti-dilutive.

STOCK-BASED COMPENSATION: We account for stock options under the provisions of Accounting Principles Board Opinion (“APB”) No. 25, under which no compensation expense is recognized when the exercise price of the stock options granted to colleagues and directors is equal to or greater than the fair market value of the underlying stock on the grant date.

Had compensation cost for the plan been determined following the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” our pro forma net income (loss) and pro forma earnings (loss) per share would have been as follows:

(thousands except share and per share data)

	Three months ended September 30,		Six months ended September 30,

	2004	2003	2004	2003
Net (loss) income
As reported	$(89)	$219	$155	$(1,120)
Pro Forma	$(126)	$217	$(478)	$(1,125)
Basic (loss) earnings per share
As reported	$(0.02)	$0.06	$0.03	$(0.30)
Pro Forma	$(0.02)	$0.05	$(0.09)	$(0.30)
Diluted (loss) earnings per share
As reported	$(0.02)	$0.05	$0.03	$(0.30)
Pro Forma	$(0.02)	$0.05	$(0.09)	$(0.30)

Note 5. STOCKHOLDER’S EQUITY

         As of September 30, 2004, we also had received net proceeds of approximately $12.3 million from the sale of 1.5 million shares of common stock and warrants to purchase 300,000 shares at an exercise price of $9.00 per share, which proceeds were received on March 31, April 1 and May 5, 2004. Such net proceeds were and will be used to repay a portion of our vendor financing and capital expenditures as well as for working capital purposes. The final closing of the financing took place on May 5, 2004 at which the remaining 900,000 shares of common stock together with the remaining warrants to purchase 180,000 shares of our common stock were issued to the investors. In connection with the final closing, the placement agent was issued the remaining warrants to purchase 54,000 shares of our common stock.

Note 6. SEGMENT INFORMATION

         We have three reportable segments: Medical Capital Equipment, Healthcare Products Distribution, and Healthcare Services. We evaluate performance and allocate resources based on profit or loss from operations before income taxes, not including gains or losses on our investment portfolio.

	Medical Capital	Healthcare Products
	Equipment	Distribution	Healthcare Services	Total
As of September 30, 2004:
Assets	$24,938,000	$17,172,000	$18,329,000	$60,439,000
For the three months ended September 30, 2004:
Sales and service revenue	$13,989,000	$8,501,000	$5,065,000	$27,555,000
Gross Profit	3,556,000	957,000	n/a	n/a
Gross Profit %	25%	11%	n/a	n/a
Income (loss) from operations	$694,000	$(432,000)	$(216,000)	$46,000
Other (expense), net				(30,000)
Minority interest				(56,000)

Loss before taxes				$(40,000)

	Medical Capital	Healthcare Products
	Equipment	Distribution	Healthcare Services	Total
As of March 31, 2004:
Assets	$22,997,000	$12,515,000	$12,339,000	$47,851,000
For the three months ended September 30, 2003:
Sales and service revenue	$9,555,000	$8,231,000	$3,369,000	$21,155,000
Gross Profit	3,217,000	925,000	n/a	n/a
Gross Profit %	34%	11%	n/a	n/a
Income (loss) from operations	$1,089,000	$(382,000)	$(254,000)	$453,000
Other (expense), net				(76,000)
Minority interest				0

Income before taxes				$377,000

	Medical Capital	Healthcare Products
	Equipment	Distribution	Healthcare Services	Total
As of September 30, 2004:
Assets	$24,938,000	$17,172,000	$18,329,000	$60,439,000
For the six months ended September 30, 2004:
Sales and service revenue	$23,651,000	$19,717,000	$10,862,000	$54,230,000
Gross Profit	6,108,000	2,385,000	n/a	n/a
Gross Profit %	26%	12%	n/a	n/a
Income (loss) from operations	$922,000	$(822,000)	$448,000	$548,000
Other (expense), net				(103,000)
Minority interest				(56,000)

Income before taxes				$389,000

	Medical Capital	Healthcare Products
	Equipment	Distribution	Healthcare Services	Total
As of March 31, 2004:
Assets	$22,997,000	$12,515,000	$12,339,000	$47,851,000
For the six months ended September 30, 2003:
Sales and service revenue	$15,752,000	$18,840,000	$6,937,000	$41,529,000
Gross Profit	4,355,000	2,250,000	n/a	n/a
Gross Profit %	28%	12%	n/a	n/a
Loss from operations	$(21,000)	$(618,000)	$(635,000)	$(1,274,000)
Other (expense), net				(76,000)
Minority interest				0

Loss before taxes				$(1,350,000)

Inter-segment transactions were eliminated for the three and six months ended September 30, 2004 and 2003.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Three months ended September 30, 2004 compared to three months ended September 30, 2003

         Our revenue for the three months ended September 30, 2004 was $27,555,000, up 30% from the three months ended September 30, 2003 revenue of $21,155,000. We experienced continued growth in each of the three segments of the business, with revenue growth of 46% in the medical capital equipment segment, 3% in the healthcare products distribution segment, and 50% in the healthcare services segment, compared to the same period last year. Costs and expenses were $27,509,000 for the period as compared with costs and expenses of $20,702,000 for the three months ended September 30, 2003. The nature of the increased costs in particular segments is discussed below. We recorded a net loss of $89,000 for the three months ended September 30, 2004, as compared to net income of $219,000 for the three months ended September 30, 2003.

Medical Capital Equipment Segment

         The medical capital equipment segment exports high quality Western capital medical equipment to the China market. In the three months ended September 30, 2004 this segment had revenue of $13,989,000, a 46% increase over revenue of $9,555,000 in the three months ended September 30, 2003. We have developed new sales channels for our capital medical equipment, involving greater use of local Chinese sub-distributors, which was a significant contributing factor to the increase in revenue. In addition, a portion of this increase in revenue is attributable to the fact that SARS was a significant negative factor in the prior period. Finally, the new range of medium-priced ultrasound products from Siemens enabled us to penetrate new market segments, thus helping to increase sales. Income from operations was $694,000 in the recent period compared with income from operations of $1,089,000 in the prior period.

         Gross profit in the three months ended September 30, 2004 increased to $3,556,000 from $3,217,000 in the three months ended September 30, 2003. As a percentage of revenue, gross profit from the medical capital equipment segment for the recent period was 25% as compared to 34% in the prior period. Our gross profit fluctuates on a period to period basis depending upon a number of factors. In the recent period, the decrease in gross profit percentage is attributable to a number of particular factors including the planned continuing increase in some bulk sales to sub-dealers, aggressive pricing for certain sales to meet competition, and higher accruals for contract expenses.

         Expenses for the medical capital equipment segment in the three months ended September 30, 2004 increased to $2,862,000 from $2,128,000 in the three months ended September 30, 2003 and as a percentage of revenues over the period decreased to 20% from 22%. Salaries for the segment in the three months ended September 30, 2004 increased by $470,000 from the three months ended September 30, 2003, and as a percentage of revenues over the period increased to 9% from 8%. Other costs increased $264,000 over the three months, primarily due to allocation of additional administrative costs and increased travel and entertainment.

Healthcare Products Distribution Segment

         The healthcare products distribution segment, consisting of medical consumables and personal healthcare products, had revenue growth of 3% to $8,501,000 in the three months ended September 30, 2004, as compared to revenue of $8,231,000 in the three months ended September 30, 2003. During the recent period the revenue attributable to third party logistics services declined as planned offset by an increase in revenue related to sales of medical consumables and personal healthcare products. The local currency sales of medical consumables and personal healthcare products are made from inventories maintained locally in China (see Foreign Currency Exchange and Impact of Inflation) to a network of sub-dealers and pharmacies.

         Gross profit in the three months ended September 30, 2004 increased to $957,000 from $925,000 in the three months ended September 30, 2003. As a percentage of revenue, gross profit from the healthcare products distribution segment for the recent period was 11%, the same as in the prior period.

         Expenses for the healthcare products distribution segment in the three months ended September 30, 2004 increased to $1,389,000 from $1,307,000 in the three months ended September 30, 2003, but as a percentage of revenue, remained at 16% over the periods. Salaries for the segment increased $189,000 due principally to a change in the timing of annual bonuses as a result of our modified fiscal year. The segment had a loss from operations of $432,000 in the recent period, compared with a loss from operations of $382,000 in the prior period.

Healthcare Services Segment and Hospital Development

         During the period, the healthcare services segment consisted of a Western style private healthcare facility, Beijing United Family Hospital and Clinics (“BJU”) as well as an affiliated satellite clinic in Beijing. The segment also included developmental activities consisting of (i) Shanghai United Family Hospital and Clinics (“SHU”), which had its opening ceremony on October 21, 2004, (ii) an affiliated satellite clinic at the Shanghai Racquet Club in the Shanghai Minhang District and (iii) a proposed hospital in Xiamen. For the three months ended September 30, 2004, the revenue from the segment was $5,065,000, an increase of 50% over the three months ended September 30, 2003 revenue of $3,369,000. The increase in revenue is attributable to an increased number of patients at

BJU. Total inpatient days increased 69% from the prior period. Outpatient visits increased 14% from the prior period. During the prior period the hospital was significantly impacted by the SARS crisis in Beijing, which was principally responsible for the loss in that period. Healthcare services costs increased for the three months ended September 30, 2004 to $5,281,000, a 46% increase over the three months ended September 30, 2003 costs of $3,623,000. This increase was due primarily to the costs associated with increased services offered. Salaries increased by $1,119,000 (salaries were 61% and 59% of revenue for the three months ended September 30, 2004 and 2003, respectively), with the total staff increasing in size by 56% and the number of physicians increasing by 16%. Other costs increased $540,000, including increases in professional fees and direct patient care supplies. Development costs related to SHU increased to $448,000 for the three months ended September 30, 2004 from $189,000 for the three months ended September 30, 2003. There is a growth trend in the patient utilization of BJU resulting in the above-described increases in both revenue and costs. The healthcare services segment had a loss from operations of $216,000 in the recent period, compared with a loss from operations of $254,000 in the prior period.

         In the chart below we have broken out the developmental expenses in order to give a clearer picture of our hospital finances:

	For three months ended September 30, 2004		For three months ended September 30, 2003

	Healthcare Services	Hospital Development	Healthcare Services	Hospital Development

Healthcare services revenue	$5,065,000	n/a	$3,369,000	n/a

Income (loss) from operations	$232,000	$(448,000)	$(65,000)	$(189,000)

         SHU received its operating license from the Chinese government on October 14, 2004 and held its opening ceremony on October 21, 2004. The hospital will be providing medical services on a phased basis over the next few months.

Other Income and Expenses

         Interest expense on short-term capitalized leases of $192,000, short-term debt of $4,681,000, long-term capitalized leases of $201,000 and long-term debt of $3,008,000 amounted to $30,000 as compared to $63,000 interest expense in the prior period. The long-term debt is for the development of SHU that is currently under construction (see Liquidity and Capital Resources).

Taxes

         We recorded a $49,000 provision for income taxes for the three months ended September 30, 2004, as compared to a provision for income taxes of $158,000 for the three months ended September 30, 2003.

Six months ended September 30, 2004 compared to six months ended September 30, 2003

         Our revenue for the six months ended September 30, 2004 was $54,230,000, up 31% from the six months ended September 30, 2003 revenue of $41,529,000. We experienced continued growth in each of the three segments of the business, with revenue growth of 50% in the medical capital equipment segment, 5% in the healthcare products distribution segment, and 57% in the healthcare services segment, compared to the same period last year. Costs and expenses were $53,682,000 for the period as compared with costs and expenses of $42,803,000 for the six months ended September 30, 2003. The nature of the increased costs in particular segments is discussed below. We recorded a net income of $155,000 for the six months ended September 30, 2004, as compared to net loss of $1,120,000 for the six months ended September 30, 2003.

Medical Capital Equipment Segment

         The medical capital equipment segment exports high quality Western capital medical equipment to the China market. In the six months ended September 30, 2004 this segment had revenue of $23,651,000, a 50% increase over revenue of $15,752,000 in the six months ended September 30, 2003. We have developed new sales channels for our capital medical equipment, involving greater use of local Chinese sub-distributors, which was a significant contributing factor to the increase in revenue. In addition, a portion of this increase in revenue is attributable to the fact that SARS was a significant negative factor in the prior period. Finally, the addition of a new range of medium-priced ultrasound products from Siemens enabled us to penetrate new market segments, thus helping to increase sales. Income from operations was $922,000 in the recent period compared with a loss from operations of $21,000 in the prior period.

         Gross profit in the six months ended September 30, 2004 increased to $6,108,000 from $4,355,000 in the six months ended September 30, 2003. As a percentage of revenue, gross profit from the medical capital equipment segment for the recent period was 26% as compared to 28% in the prior period. The decrease is attributable, among other things, to competitive factors resulting in aggressive pricing for certain sales.

         Expenses for the medical capital equipment segment in the six months ended September 30, 2004 increased to $5,186,000 from $4,376,000 in the six months ended September 30, 2003 and as a percentage of revenues over the period decreased to 22% from 28%. Salaries for the segment in the six months ended September 30, 2004 increased by $545,000 from the six months ended September 30, 2003, and as a percentage of revenues over the period decreased to 9% from 11%. The reduction in expenses as a percentage of revenue reflects improved resource allocation, including increased productivity of our staff through improved management and greater use of regionally-based sales representatives. Other costs increased $265,000 over the six months, primarily due to allocation of additional administrative costs.

Healthcare Products Distribution Segment

         The healthcare products distribution segment, consisting of medical consumables and personal healthcare products, had revenue growth of 5% to $19,717,000 in the six months ended September 30, 2004, as compared to revenue of $18,840,000 in the six months ended September 30, 2003. During the recent period the revenue attributable to third party logistics services declined as planned offset by an increase in revenue related to sales of medical consumables and personal healthcare products. The local currency sales of medical consumables and personal healthcare products are made from inventories maintained locally in China (see Foreign Currency Exchange and Impact of Inflation) to a network of sub-dealers and pharmacies.

         Gross profit in the six months ended September 30, 2004 increased to $2,385,000 from $2,250,000 in the six months ended September 30, 2003. As a percentage of revenue, gross profit from the healthcare products distribution segment for the recent period was 12%, the same percentage as in the prior period.

         Expenses for the healthcare products distribution segment in the six months ended September 30, 2004 increased to $3,207,000 from $2,868,000 in the six months ended September 30, 2003 and increased as a percentage of revenues over the periods to 16% from 15%. Salaries for the segment increased $80,000 due to the increased staffing. In addition, other expenses increased $260,000 primarily due to other costs. The segment had a loss from operations of $822,000 in the recent period, compared with a loss from operations of $618,000 in the prior period.

Healthcare Services Segment and Hospital Development

         During the period, the healthcare services segment consisted of a Western style private healthcare facility, Beijing United Family Hospital and Clinics (“BJU”) as well as an affiliated satellite clinic in Beijing. The segment also included developmental activities consisting of (i) Shanghai United Family Hospital and Clinics (“SHU”), which had its opening ceremony on October 21, 2004, (ii) an affiliated satellite clinic at the Shanghai Racquet Club in the Shanghai Minhang District and (iii) a proposed hospital in Xiamen. For the six months ended September 30, 2004, the revenue from the segment was $10,862,000, an increase of 57% over the six months ended September 30, 2003 revenue of $6,937,000. The increase in revenue is attributable to an increased number of patients at BJU. Total inpatient days increased 93% from the prior period. Outpatient visits increased 31% from the prior period. During the prior period the hospital was significantly impacted by the SARS crisis in Beijing, which was principally responsible for the loss in that period. Healthcare services costs increased for the six months ended September 30, 2004 to $10,414,000, a 38% increase over the six months ended September 30, 2003 costs of $7,572,000. This increase was due primarily to the costs associated with increased services offered. Salaries increased by $2,018,000 (salaries were 55% and 57% of revenue for the six months ended September 30, 2004 and 2003, respectively), with the total staff increasing in size by 56% and the number of physicians increasing by 16% Other costs increased $824,000, including increases in professional fees and direct patient care supplies. Development costs related to SHU increased to $673,000 for the six months ended September 30, 2004 from $395,000 for the six months ended September 30, 2003. There is a growth trend in the patient utilization of BJU resulting in the above-described increases in both revenue and costs. The healthcare services segment had income from operations of $448,000 in the recent period, compared with a loss from operations of $635,000 in the prior period.

         In the chart below we have broken out the developmental expenses in order to give a clearer picture of our hospital finances:

	For six months ended September 30, 2004		For six months ended September 30, 2003

	Healthcare Services	Hospital Development	Healthcare Services	Hospital Development

Healthcare services revenue	$10,862,000	n/a	$6,937,000	n/a

Income (loss) from operations	$1,121,000	$(673,000)	$(240,000)	$(395,000)

         SHU received its operating license from the Chinese government on October 14, 2004 and held its opening ceremony on October 21, 2004. The hospital will be providing medical services on a phased basis over the next few months.

Other Income and Expenses

         Interest expense on short-term capitalized leases of $192,000, short-term debt of $4,681,000, long-term capitalized leases of $201,000 and long-term debt of $3,008,000 amounted to $72,000 as compared to $119,000 interest expense in the prior period. The long-term debt is for the development of SHU that is currently under construction (see Liquidity and Capital Resources).

Taxes

         We recorded a $234,000 provision for income taxes for the six months ended September 30, 2004, as compared to a benefit from income taxes of $230,000 for the six months ended September 30, 2003.

LIQUIDITY AND CAPITAL RESOURCES

         As of September 30, 2004, our cash and cash equivalents, net accounts receivable and net inventories were $6,193,000, $22,007,000 and $11,392,000, respectively, as compared to $6,791,000, $17,374,000 and $9,537,000, respectively, as of March 31, 2004.

         As of September 30, 2004, our short-term loan payable was comprised of bank loans of $3,600,000 and extended payment accounts payable to one vendor of $1,081,000. With respect to the vendor accounts payable, the vendor has agreed to provide continuing credit facilities for purchases for a seven-year period, each grant of credit bearing interest of five percent per annum and expiring at the end of 18 months, to be replaced by subsequent purchases and payables. Beijing United has a short-term financing arrangement in China with the Hong Kong and Shanghai Banking Corporation (HSBC) for $600,000 in revolving loans bearing interest at 1.75% over the three-month Singapore Interbank Money Market Offer Rate (SIBOR). Beijing United has agreed to utilize HSBC for a portion of its patient payments via credit cards. Also, a line of credit is included in the arrangement with HSBC for up to $1,200,000, bearing interest at 2.25% over SIBOR and having a term of up to three years. As of September 30, 2004, the balances on these credit lines were $600,000 and $844,000, respectively.

         We opened our hospital facility in Shanghai, the cost of which was financed through (i) vendor financing (ii) local bank borrowings and (iii) proceeds of the sale of 1.5 million shares of common stock and warrants. To date, we have spent approximately $4.6 million on construction of the hospital and approximately $500,000 on equipment. Our current remaining capital commitments related to SHU are approximately $2.5 million. The local bank borrowing for SHU consists of a $4 million loan facility with HSBC. During the six months ending September 30, 2004, we drew $3,967,000 against this loan facility. $967,000 of this loan is classified as short-term and $3,000,000 is classified as long-term. The long-term facility has a five year term and an interest rate of 2.5% over the six month SIBOR. We have guaranteed the full amount of the HSBC facilities.

         As of September 30, 2004, letters of credit in the aggregate amount of approximately $216,000 were outstanding and we had borrowings of $1,189,000 outstanding under a credit facility with M&T Bank. The borrowings under the credit facility bear interest at 1% over the three-month London Interbank Offered Rate (LIBOR).

         We also have received net proceeds of approximately $12.3 million from the sale of 1.5 million shares of common stock and warrants to purchase 300,000 shares at an exercise price of $9.00 per share, which proceeds were received on March 31, April 1 and May 5, 2004. Such net proceeds were and will be used to repay a portion of our vendor financing and capital expenditures as well as for working capital purposes.

         We intend to finance our commitments for capital expenditure principally through availability under our vendor financing arrangements and additional bank loans, both to the extent available, as well as through current cash and cash flow from operations. We continue to consider various other financing alternatives to satisfy our future expansion, capital improvements and equipment requirements.

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

         In addition, the sales of certain products often require protracted sales efforts, long lead times and other time-consuming steps. Further, in light of the dependence by some purchasers of capital equipment on the availability of credit, the timing of sales may depend upon the timing of our abilities to arrange for credit sources, including Ex-Im Bank or other loan financing. As a result, our operating results have varied and are expected to continue to vary from period to period and year to year. In addition, a relatively limited number of orders and shipments may constitute a meaningful percentage of our revenue in any one period. As a result, a relatively small reduction in the number of orders can have a material impact on our revenues in any one period. Further, because we recognize revenues and expenses as products are shipped, the timing of shipments could affect our operating results for any one period. At the same time, a growing percentage of our revenues are attributable to hospital services and local currency sales through the healthcare products distribution segment, both of which have more even revenue streams.

FOREIGN CURRENCY EXCHANGE AND IMPACT OF INFLATION

         The results of operations of Chindex for the periods discussed have not been significantly affected by inflation or foreign currency fluctuation. Since we receive over 60% of our revenues in local Chinese currency, we have some foreign currency risk. Changes in the valuation of the Chinese Renminbi or Hong Kong dollar may have an impact on our results of operations in the future. Our subsidiaries, Chindex Tianjin, Chindex Shanghai and our hospital joint ventures, sell products and services in Renminbi. For over

20 years the Chinese and Hong Kong dollars have been pegged to the US dollar. If the Chinese government allows the Renminbi to float in a broader band as against the dollar, the expectation of economists is that the Renminbi would strengthen, thus having a positive impact on us.

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

         As part of our risk management program, we also perform sensitivity analyses to assess potential changes in revenue, operating results, cash flows and financial position relating to hypothetical movements in currency exchange rates. Our sensitivity analysis of changes in the fair value of the Renminbi to the U.S. Dollar at September 30, 2004, indicated that if the U.S. Dollar uniformly increased in value by 10 percent relative to the Renminbi, then we would experience a 180% decrease in net income. Conversely, a 10 percent increase in the value of the Renminbi relative to the U.S. Dollar at September 30, 2004 would have resulted in a 148% higher net income.

FORWARD LOOKING STATEMENTS

         Some of the information in this Form 10-Q may contain statements regarding future expectations, plans, prospects for performance of the Company that constitute forward-looking statements for purposes of the safe harbor provisions of The Private Securities Litigation Reform Act of 1995. The Company cannot guarantee future results, levels of activity, performance or achievements. The numbers discussed in this Form 10-Q also involve risks and uncertainties. The following factors, among others, could cause actual results to differ materially from those described by such statements: our ability to manage our growth and maintain adequate controls, the loss of services of key personnel, general market conditions including inflation or foreign currency fluctuations, our dependence on relationships with suppliers, the timing of our revenues and fluctuations in financial performance, the availability to our customers of third-party financings, product liability claims and product recalls, competition, hiring and retaining qualified sales and service personnel, management of inventory, relations with foreign trade corporations, dependence on sub-distributors and dealers, completion and opening of healthcare facilities, attracting and retaining qualified physicians and other hospital personnel, regulatory compliance, the cost of malpractice , our dependence on our information systems, the economic policies of the Chinese government, the newness and undeveloped nature of the Chinese legal system, the regulation of the conversion of Chinese currency, future epidemics in China such as SARS, the control over our operation by insiders, continuity of relationships with existing suppliers, and those other factors contained in the section titled “Risk Factors” as set forth on page 7 of the Company’s Registration Statement on Form S-1 (File No. 333-114299) declared effective by the Securities and Exchange Commission on July 30, 2004, as well as other documents that may be filed by the Company from time to time with the Securities and Exchange Commission. The forward-looking statements and numbers contained herein represent the judgment of the Company, as of the date of this Form 10-Q, and the Company disclaims any intent or obligation to update such forward-looking statements to reflect any change in the Company’s expectations with regard thereto or any change in events, conditions, circumstances on which such statements are based.

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

         The Chindex growth plan includes continuing expansion of the Medical Capital Equipment business, expansion of the Healthcare Products Distribution segment product portfolio, with an emphasis on increasing the number and variety of products that are sold directly to retail pharmacies, and the development of a network of private healthcare facilities, based on the Beijing United Family Hospital and Clinics model, to serve China’s growing middle class. Management continues to develop this growth plan, the implementation of which will be contingent on a number of factors, including requisite financing.

ITEM 4. CONTROLS AND PROCEDURES

         We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports that are filed with the Securities and Exchange Commission is recorded, processed and reported within the time periods required for each report and that such information is reported to the our management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

         We performed an evaluation under the supervision and with the participation of Chindex management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls as of September 30, 2004. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective.

         During the six months ended September 30, 2004, we implemented a new financial accounting system for the local entity reporting and corporate consolidations that contains a number of additional controls. Some of these new controls are still in the process of being fully implemented. In addition, we made the following significant changes in our internal controls or in other factors that could significantly affect our internal controls, the implementation of which changes had commenced prior to the end of our fiscal year ended March 31, 2004: our outsourced software provider remedied its software writing problem in connection with a recent upgrade to our systems at Beijing United designed to permit proper accounts receivable recordkeeping; we retained additional outside tax expertise in the U.S. and reorganized our tax staff in China to improve our level of tax expertise in both the U.S. and China; and, as noted above, we initiated supplemental procedures and added resources in order to formalize and improve our fiscal period closing process on an ongoing basis. Reference is made to Item 9A of our annual report on Form 10-K for the fiscal year ended March 31, 2004, as amended, for further information regarding these changes.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS

The exhibits listed below are filed as a part of this quarterly report:

3.1	Certificate of Incorporation of the Company. Incorporated by reference to Annex B to the Company’s Proxy Statement on Schedule 14A, filed with the Securities and Exchange Commission on or about June 7, 2002 (the “Proxy Statement”)
3.2	Amendment to Certificate of Incorporation of the Company. Incorporated by reference to Exhibit 3.2 to the Company’s Form 10-Q for the nine months ended December 31, 2003.

3.3	By-laws of the Company. Incorporated by reference to Annex C to the Proxy Statement.

3.4	Amendment to Certificate of Incorporation of the Company. Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated November 2, 2004.
4.1	Form of Specimen Certificate of the Company’s Common Stock. Incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form SB-2 (No. 33-78446) (the “IPO Registration Statement”).
4.2	Form of Specimen Certificate of Class B Common Stock. Incorporated by reference to Exhibit 4.3 to the IPO Registration Statement.
10.1	The Company’s 1994 Stock Option Plan, as amended as of July 17, 2001. Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the six months ended June 30, 2001.
10.2	The Company’s 2004 Stock Incentive Plan. Incorporated by reference to Annex B to the Company’s Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on September 14, 2004.
10.3	Lease Agreement, dated as of March 1994, between the Company and Central Properties Limited Partnership, relating to the Company’s Bethesda, Maryland facility. Incorporated by reference to Exhibit 10.4 to the IPO Registration Statement.
10.4	First Amendment to Lease, dated as of June 26, 1996, between the Company and Central Properties Limited Partnership, relating to additional space at the Company’s Bethesda, Maryland facility. Incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997.
10.5	Lease Agreement between the School of Posts and Telecommunications and the Company dated November 8, 1995. Incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995.
10.6	Amendments Numbers One, Two and Three to the Lease Agreement between the School of Posts and Telecommunications and the Company dated November 8, 1995, each such amendment dated November 26, 1996. Incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997.
10.7	Lease Agreement dated May 10, 1998, between the School of Posts and Telecommunications and the Company relating to the lease of additional space. Incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998.
10.8	Contractual Joint Venture Contract between the Chinese Academy of Medical Sciences Union Medical & Pharmaceutical Group Beijing Union Medical & Pharmaceutical General Corporation and the Company, dated September 27, 1995. Incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995.
10.9	First Investment Loan Manager Demand Promissory Note dated July 10, 1997 between First National Bank of Maryland and Chindex, Inc. Incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997.
10.10	Distribution Agreement dated October 11, 2001 between Siemens AG and the Company, Incorporated by reference to Exhibit 10.18 to the Company’s Quarterly Report on Form 10-Q for the nine months ended September 30, 2001.
10.11	Second amendment to lease, dated as of November 24, 2000, between the Company and Central Properties Limited Partnership, relating to the extension of the lease term for the Company’s Bethesda, Maryland offices. Incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.
10.12	Employment Agreement, dated as of September 1, 2001, between the Company and Roberta Lipson. Incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.
10.13	Employment Agreement, dated as of September 1, 2001, between the Company and Elyse Beth Silverberg. Incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.
10.14	Employment Agreement, dated as of September 1, 2001, between the Company and Lawrence Pemble. Incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.
10.15	Employment Agreement, dated as of September 1, 2001, between the Company and Robert C. Goodwin, Jr. Incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

10.16	Amendment to Employment Agreement dated November 1, 2004, between the Company and Roberta Lipson (filed herewith)

10.17	Amendment to Employment Agreement dated November 1, 2004, between the Company and Elyse Beth Silverberg (filed herewith)

10.18	Amendment to Employment Agreement dated November 1, 2004, between the Company and Lawrence Pemble (filed herewith)

10.19	Amendment to Employment Agreement dated November 1, 2004, between the Company and Robert C. Goodwin, Jr. (filed herewith)
10.20	Contractual Joint Venture Contract between Shanghai Changning District Central Hospital and the Company, dated February 9, 2002. Incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.
10.21	Lease Agreement between Shanghai Changning District Hospital and the Company related to the lease of the building for Shanghai United Family Hospital. Incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.
10.22	Lease Agreement between China Arts & Crafts Import & Export Corporation and Chindex (Beijing) Consulting Incorporated related to the lease of the building for the Company’s main office in Beijing+. Incorporated by reference to Exhibit 10.17 to the Company’s Quarterly Report on Form 10-Q for the six months ended June 30, 2002.
10.23	Agreement between Siemens AG and the Company for long term payment of vendor invoices. Incorporated by reference to Exhibit 10.18 to the Company’s Quarterly Report on Form 10-Q for the nine months ended September 30, 2002.
10.24	Form of Securities Purchase Agreement dated as of March 29, 2004 among the Company and the purchasers thereunder. Incorporated by reference to Exhibit 10.19 to the Company’s Registration Statement on Form S-1 (No. 333-114299).
21.1	List of subsidiaries. Incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

31.1	Certification of the Company’s Chief Executive Officer Pursuant to Rule 13a-14(a) (filed herewith)

31.2	Certification of the Company’s Executive Vice President Finance Pursuant to Rule 13a-14(a) (filed herewith)

31.3	Certification of the Company’s Principal Accounting Officer Pursuant to Rule 13a-14(a) (filed herewith)

32.1	Certification of the Company’s Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 (filed herewith)

32.2	Certification of the Company’s Executive Vice President Finance Pursuant to 18 U.S.C. Section 1350 (filed herewith)

32.3	Certification of the Company’s Principal Accounting Officer Pursuant to 18 U.S.C. Section 1350 (filed herewith)

+ English translation of summary from Chinese original.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHINDEX INTERNATIONAL, INC.
Dated: November 10, 2004	By:	/S/ Lawrence Pemble
Lawrence Pemble
Executive Vice President Finance and Business Development

Dated: November 10, 2004	By:	/S/ Ronald Zilkowski
Ronald Zilkowski
Senior Vice President Finance and Corporate Controller