Form 10-Q
period 2004-12-31
CHINDEX INTERNATIONAL INC
filed 2005-02-14
CIK 922717

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2004

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

The number of shares outstanding of each of the issuer’s class of common equity, as of January 24, 2005, was 4,648,046 shares of Common Stock and 775,000 shares of Class B Common Stock.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 4. CONTROLS AND PROCEDURES
PART II. OTHER INFORMATION
ITEM 6. EXHIBITS
SIGNATURES
Exhibit 31.1
Exhibit 31.2
Exhibit 31.3
Exhibit 32.1
Exhibit 32.2
Exhibit 32.3

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CHINDEX INTERNATIONAL, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(thousands except share data)
(Unaudited)

	December 31, 2004	March 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$4,033	$6,791
Trade accounts receivable, less allowance for doubtful accounts of $1,491 and $1,131, respectively
Equipment sales receivables	13,428	15,039
Patient service receivables	2,151	2,335
Inventories	9,430	9,537
Deferred income tax	1,010	467
Other current assets	3,969	2,235

Total current assets	34,021	36,404
Property and equipment, net	17,014	9,727
Long-term deferred income taxes	709	1,334
Other assets	346	386

Total assets	$52,090	$47,851

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$22,512	$24,356
Short-term portion of capitalized leases	188	123
Short-term debt and vendor financing	4,205	5,668
Income taxes payable	389	381

Total current liabilities	27,294	30,528
Long-term portion of capitalized leases	166	125
Long-term debt	3,585	0

Total liabilities	31,045	30,653
Stockholders’ equity:
Preferred stock, $.01 par value, 500,000 shares authorized, none issued	0	0

Common stock, $.01 par value, 13,600,000 shares authorized, including 1,600,000 designated Class B:
Common stock — 4,648,046 and 3,643,152 shares issued and outstanding at December 31 and March 31, respectively	46	36
Class B stock — 775,000 shares issued and outstanding at December 31 and March 31	8	8
Additional capital	29,870	22,488
Accumulated other comprehensive income	25	11
Accumulated deficit	(8,904)	(5,345)

Total stockholders’ equity	21,045	17,198

Total liabilities and stockholders’ equity	$52,090	$47,851

The accompanying notes are an integral part of the financial statements.

CHINDEX INTERNATIONAL, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(thousands except share and per share data)
(Unaudited)

	Three months ended December 31,		Nine months ended December 31,
	2004	2003	2004	2003

Product sales	17,141	$17,089	$60,509	$51,681
Healthcare services revenue	5,188	4,541	16,050	11,478

Total revenue	22,329	21,630	76,559	63,159

Cost and expenses
Product sales costs	13,587	13,706	48,462	41,693
Healthcare services costs	6,751	4,322	16,798	11,395
Selling and marketing expenses	3,297	2,516	8,962	7,301
General and administrative	2,039	1,607	5,190	4,565

Loss from operations	(3,345)	(521)	(2,853)	(1,795)
Other (expenses) and income
Interest expense	(36)	(67)	(108)	(186)
Interest income	33	10	66	39
Miscellaneous (expense) income — net	(51)	76	(115)	90

Loss before income taxes	(3,399)	(502)	(3,010)	(1,852)
(Provision for) benefit from income taxes	(314)	119	(549)	349

Net loss	$(3,713)	$(383)	$(3,559)	$(1,503)

Net loss per common share — basic	$(0.69)	$(0.10)	$(0.68)	$(0.40)

Weighted average shares outstanding — basic	5,405,337	3,757,370	5,250,244	3,735,861

Net loss per common share — diluted	$(0.69)	$(0.10)	$(0.68)	$(0.40)

Weighted average shares outstanding — diluted	5,405,337	3,757,370	5,250,244	3,735,861

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

CHINDEX INTERNATIONAL, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(thousands)
(Unaudited)

	Nine months ended December 31,
	2004	2003
OPERATING ACTIVITIES
Net loss	$(3,559)	$(1,503)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,099	1,060
Provision for doubtful accounts	1,020	461
Deferred income tax	82	(850)

Changes in operating assets and liabilities:
Trade receivables	775	364
Inventories	107	1,220
Other current assets	(1,734)	(694)
Other assets	40	64
Accounts payable and accrued expenses	(1,844)	(1,296)
Income taxes payable or receivable	8	245

Net cash used in operating activities	(4,006)	(929)

INVESTING ACTIVITIES
Purchases of property and equipment	(8,181)	(2,545)

Net cash used in investing activities	(8,181)	(2,545)

FINANCING ACTIVITIES
Proceeds from debt, vendor financing	6,768	2,223
Repayment of long-term debt, vendor financing and capitalized leases	(4,745)	0
Proceeds of issuance of common stock	7,154	0
Exercise of stock options	238	247

Net cash provided by financing activities	9,415	2,470

Effect of foreign exchange rate changes on cash and cash equivalents	14	0

Net decrease in cash and cash equivalents	(2,758)	(1,004)
Cash and cash equivalents at beginning of period	6,791	5,956

Cash and cash equivalents at end of period	$4,033	$4,952

Non-cash new capital lease	$205

The accompanying notes are an integral part of the financial statements.

CHINDEX INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the nine months ended December 31, 2004
(thousands except share data)

							Accumulated
	Common Stock		Common Stock-Class B				Other
					Additional	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Total
Balance at March 31, 2004	3,643,152	$36	775,000	$8	$22,488	($5,345)	$11	$17,198

Net loss						(3,559)		(3,559)

Foreign currency translation adjustment							14	14

Comprehensive income								(3,545)

Shares issued	900,000	9			7,145			7,154

Options exercised	104,894	1			237			238

Balance at December 31, 2004(unaudited)	4,648,046	$46	775,000	$8	$29,870	$(8,904)	$25	$21,045

The accompanying notes are an integral part of the financial statements.

CHINDEX INTERNATIONAL, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

Note 1. BASIS OF PRESENTATION

     The accompanying unaudited consolidated condensed financial statements of Chindex International, Inc. have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month or nine-month periods ended December 31, 2004 are not necessarily indicative of the results that may be expected for the year.

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

     The share information has been restated after giving retroactive effect to the stock split, in the form of a stock dividend, announced by us on August 6, 2003 and having a record date of August 18, 2003 and a second stock split announced by us on December 29, 2003 and having a record date of January 10, 2004. The authorized shares of Common Stock and Class B Common Stock as of December 31, 2004 have been adjusted to give effect to an amendment to our Certificate of Incorporation dated October 28, 2004 increasing the number of such authorized shares by 100%.

NEW ACCOUNTING PRONOUNCEMENTS:

     In December 2004, the Financial Accounting Standards Board (FASB) issued Statement No. 123R, “Share-Based Payment” (SFAS 123R), which requires companies to measure and recognize compensation expense for all stock-based payments at fair value. SFAS 123R is effective for all interim periods beginning after June 15, 2005 and, thus, will be effective for us beginning with the second quarter of fiscal 2006. We are currently evaluating the impact of SFAS 123R on our financial position and results of operations. See Note 4 for information related to the pro forma effects on our reported net loss and net loss per share of applying the fair value recognition provisions of the previous Statement of Financial Accounting Standards (SFAS) 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation.

Note 2. INVENTORIES
(in thousands)

Inventories consist of the following:	December 31, 2004	March 31, 2004

Merchandise inventory	$7,495	$7,834
Healthcare services inventory	361	247
Parts and peripheral inventory	1,574	1,456

	$9,430	$9,537

Note 3. PROPERTY AND EQUIPMENT, NET
(in thousands)

Property and equipment, net, consists of the following:	December 31, 2004	March 31, 2004

Furniture and equipment	$10,084	$7,212
Vehicles	109	109
Demonstration equipment	2,411	1,792
Leasehold improvements	12,046	7,151

	24,650	16,264
Less: accumulated depreciation and amortization	(7,636)	(6,537)

	$17,014	$9,727

Note 4. NET EARNINGS PER SHARE

     The following is a reconciliation of the numerators and denominators of the basic and diluted Earnings per Share (EPS) or Loss per Share (LPS) computations for net income and other related disclosures:

     (thousands except share and per share data)

	Three months ended December 31,		Nine months ended December 31,

	2004	2003	2004	2003
Net loss	$(3,713)	$(383)	$(3,559)	$(1,503)
Weighted average shares outstanding- basic	5,405,337	3,757,370	5,250,244	3,735,861
Basic loss per share	$(0.69)	$(0.10)	$(0.68)	$(0.40)
Effect of dilutive securities:
Shares issuable upon exercise of dilutive outstanding stock options:	n/a	n/a	n/a	n/a
Weighted average shares outstanding- diluted	5,405,337	3,757,370	5,250,244	3,735,861
Diluted loss per share	$(0.69)	$(0.10)	$(0.68)	$(0.40)

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

Had compensation cost for the plan been determined following the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” our pro forma net income (loss) and pro forma earnings (loss) per share would have been as follows:

(thousands except share and per share data)

	Three months ended December 31,		Nine months ended December 31,

	2004	2003	2004	2003
Net loss
As reported	$(3,713)	$(383)	$(3,559)	$(1,503)
Pro Forma	$(3,750)	$(385)	$(4,230)	$(1,510)
Basic loss per share
As reported	$(0.69)	$(0.10)	$(0.68)	$(0.40)
Pro Forma	$(0.69)	$(0.10)	$(0.81)	$(0.40)
Diluted loss per share
As reported	$(0.69)	$(0.10)	$(0.68)	$(0.40)
Pro Forma	$(0.69)	$(0.10)	$(0.81)	$(0.40)

Note 5. STOCKHOLDER’S EQUITY

     As of December 31, 2004, we also had received net proceeds of approximately $12.3 million from the sale of 1.5 million shares of common stock and warrants to purchase 300,000 shares at an exercise price of $9.00 per share, which proceeds were received on March 31, April 1 and May 5, 2004. Such net proceeds were used to repay a portion of our vendor financing and capital expenditures as well as for working capital purposes.

Note 6. SEGMENT INFORMATION

     We have three reportable segments: Medical Capital Equipment, Healthcare Products Distribution, and Healthcare Services.

We evaluate performance and allocate resources based on profit or loss from operations before income taxes, not including gains or losses on our investment portfolio.

	Medical Capital	Healthcare Products
	Equipment	Distribution	Healthcare Services	Total
As of December 31, 2004:
Assets	$18,395,000	$13,956,000	$19,739,000	$52,090,000
For the three months ended December 31, 2004:
Sales and service revenue	$8,879,000	$8,262,000	$5,188,000	$22,329,000
Gross Profit	2,315,000	1,239,000	n/a	n/a
Gross Profit %	26%	15%	n/a	n/a
Loss from operations	$(1,063,000)	$(444,000)	$(1,838,000)	$(3,345,000)
Other (expense), net				(54,000)

Loss before taxes				$(3,399,000)

	Medical Capital	Healthcare Products
	Equipment	Distribution	Healthcare Services	Total
As of March 31, 2004:
Assets	$22,997,000	$12,515,000	$12,339,000	$47,851,000
For the three months ended December 31, 2003:
Sales and service revenue	$8,239,000	$8,850,000	$4,541,000	$21,630,000
Gross Profit	2,019,000	1,364,000	n/a	n/a
Gross Profit %	25%	15%	n/a	n/a
Income (loss) from operations	$(634,000)	$127,000	$(14,000)	$(521,000)
Other income, net				19,000

Loss before taxes				$(502,000)

	Medical Capital	Healthcare Products
	Equipment	Distribution	Healthcare Services	Total
As of December 31, 2004:
Assets	$18,395,000	$13,956,000	$19,739,000	$52,090,000
For the nine months ended December 31, 2004:
Sales and service revenue	$32,530,000	$27,979,000	$16,050,000	$76,559,000
Gross Profit	8,423,000	3,624,000	n/a	n/a
Gross Profit %	26%	13%	n/a	n/a
Loss from operations	$(141,000)	$(1,267,000)	$(1,445,000)	$(2,853,000)
Other (expense), net				(157,000)

Loss before taxes				$(3,010,000)

	Medical Capital	Healthcare Products
	Equipment	Distribution	Healthcare Services	Total
As of March 31, 2004:
Assets	$22,997,000	$12,515,000	$12,339,000	$47,851,000
For the nine months ended December 31, 2003:
Sales and service revenue	$23,991,000	$27,690,000	$11,478,000	$63,159,000
Gross Profit	6,374,000	3,614,000	n/a	n/a
Gross Profit %	27%	13%	n/a	n/a
Loss from operations	$(690,000)	$(456,000)	$(649,000)	$(1,795,000)
Other (expense), net				(57,000)

Loss before taxes				$(1,852,000)

Inter-segment transactions were eliminated for the three and nine months ended December 31, 2004 and 2003.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Three months ended December 31, 2004 compared to three months ended December 31, 2003

     Our revenue for the three months ended December 31, 2004 was $22,329,000, up 3% from the three months ended December 31, 2003 revenue of $21,630,000. We experienced continued growth in the medical capital equipment and healthcare services segments, with revenue growth of 8% in the medical capital equipment segment and 14% in the healthcare services segment, compared to the same period last year. We experienced a 7% decrease in revenue over the same period last year in our healthcare products distribution segment the reasons for which are discussed below. Costs and expenses were $25,674,000 for the period as compared with costs and expenses of $22,151,000 for the three months ended December 31, 2003. The nature of the increased costs in each segment is discussed below. We recorded a net loss of $3,713,000 for the three months ended December 31, 2004, as compared to a net loss of $383,000 for the three months ended December 31, 2003. During the recent period, we continued to incur operational expenses in connection with our new hospital in Shanghai. There were a number of increased costs at the parent level of the Company, including significant increases related to local entity excise taxes and increased corporate governance, including in general Sarbanes-Oxley compliance and in particular compliance with Section 404 thereof. The largest parent level increases, which have been allocated among the segments as described below, include increased excise taxes of $171,000, increased payroll of $66,000, increased professional fees of $31,000 and increased rent of $83,000.

Medical Capital Equipment Segment

     The medical capital equipment segment exports high quality Western capital medical equipment to the China market. In the three months ended December 31, 2004, this segment had revenue of $8,879,000, an 8% increase over revenue of $8,239,000 in the three months ended December 31, 2003. We continued to develop new sales channels for our capital medical equipment, involving greater use of local Chinese sub-distributors, which was a significant contributing factor to the increase in revenue.

     Gross profit in the three months ended December 31, 2004 increased to $2,315,000 from $2,019,000 in the three months ended December 31, 2003. As a percentage of revenue, gross profit from the medical capital equipment segment for the recent period was 26% as compared to 25% in the prior period.

     Expenses for the medical capital equipment segment in the three months ended December 31, 2004 increased to $3,378,000 from $2,653,000 in the three months ended December 31, 2003 and as a percentage of revenues over the period increased to 38% from 32%. Salaries for the segment in the three months ended December 31, 2004 increased by $173,000 from the three months ended December 31, 2003, and as a percentage of revenues over the period increased to 11% from 10%. Other costs increased $552,000 over the three months, primarily due to a $400,000 increase in the allowance for doubtful accounts and the allocation of additional administrative costs. Loss from operations was $1,063,000 in the recent period compared with loss from operations of $634,000 in the prior period.

Healthcare Products Distribution Segment

     The healthcare products distribution segment, consisting of medical consumables and personal healthcare products, had a decrease in revenue of 7% to $8,262,000 in the three months ended December 31, 2004, as compared to revenue of $8,850,000 in the three months ended December 31, 2003. During the recent period the decline in revenue was attributable to faster than expected phase-out of third party logistics services and delays in the program for the rollout of certain branded products in the retail pharmacy business. The local currency sales of medical consumables and personal healthcare products are made from inventories maintained locally in China (see Foreign Currency Exchange and Impact of Inflation) to a network of sub-dealers and pharmacies.

     Gross profit in the three months ended December 31, 2004 decreased to $1,239,000 from $1,364,000 in the three months ended December 31, 2003. As a percentage of revenue, gross profit from the healthcare products distribution segment for the recent period was 15%, the same as in the prior period. We have encountered increased pressure from our current suppliers to provide services at a reduced margin to us. Accordingly we are not realizing the expected increase in gross profit margin. In addition, with respect to our retail product sales through Chinese pharmacies, as part of the annual distributor agreement renewal process, effective January 1, 2005, our territory for one large supplier was significantly reduced. Although this reduction would lead to a significant decrease in segment revenues in the absence of further developments, we intend to offset this decrease to a significant extent with an increase in the number of pharmacy outlets covered in the retained provinces, based on the supplier’s announced intention to expand market penetration. In light of these changes in the business of this segment we are exploring opportunities to diversify our supplier base in the retail sector, considering strategic relationships with other potential business partners and evaluating the short- and long-term strategy for the segment.

     Expenses for the healthcare products distribution segment in the three months ended December 31, 2004 increased to $1,683,000 from $1,237,000 in the three months ended December 31, 2003, and as a percentage of revenue, increased to 20% from 14% in the prior period. Salaries for the segment increased $100,000 and other costs increased by $346,000 primarily due to increased allocation of administrative expenses and additional promotion. The segment had a loss from operations of $444,000 in the recent period, compared with income from operations of $127,000 in the prior period.

Healthcare Services Segment and Hospital Development

     During the period, the healthcare services segment consisted of an international standard private healthcare facility, Beijing United Family Hospital and Clinics (“BJU”) as well as an affiliated satellite clinic in Beijing. The segment also included developmental activities consisting of (i) Shanghai United Family Hospital and Clinics (“SHU”), which had its opening ceremony on October 21, 2004, and (ii) other developmental activities such as the proposed hospital in Xiamen and a clinic in downtown Beijing. For the three months ended December 31, 2004, the revenue from the segment was $5,188,000, an increase of 14% over the three months ended December 31, 2003 revenue of $4,541,000. The Beijing revenue increase was less than expected while expenses increased greater than expected. These increased expenses are expected to improve Beijing revenue growth in the future. Total inpatient days increased 3% from the prior period. Outpatient visits increased 13% from the prior period. Healthcare services costs increased for the three months ended December 31, 2004 to $7,026,000, a 54% increase over the three months ended December 31, 2003 costs of $4,555,000. The increase in costs is mainly attributable to the startup of hospital operations in Shanghai. Salaries increased by $1,504,000 (salaries were 74% and 52% of revenue for the three months ended December 31, 2004 and 2003, respectively), with the total staff increasing in size by 78% and the number of physicians increasing by 46%. Other costs increased $966,000, including increases in insurance, travel and direct patient care supplies. Development costs related to SHU increased to $1,363,000 for the three months ended December 31, 2004 from $252,000 for the three months ended December 31, 2003. The healthcare services segment had a loss from operations of $1,838,000 in the recent period, compared with a loss from operations of $14,000 in the prior period.

     In the chart below we have broken out the developmental activities in order to give a clearer picture of our hospital finances:

	For three months ended December 31, 2004		For three months ended December 31, 2003
	Healthcare Services	Hospital Development	Healthcare Services	Hospital Development
Healthcare services revenue	$5,153,000	$35,000	$4,541,000	n/a

(Loss) income from operations	$(475,000)	$(1,363,000)	$238,000	$(252,000)

     SHU received its operating license from the Chinese government on October 19, 2004 and held its opening ceremony on October 21, 2004. From that date through the end of the quarter the hospital provided family medicine including pediatrics and ob/gyn outpatient services. Inpatient services began in early January 2005.

Other Income and Expenses

     Interest incurred on short-term capitalized leases of $188,000, short-term debt of $4,205,000, long-term capitalized leases of $166,000 and long-term debt of $3,585,000 amounted to $125,000 as compared to $67,000 interest expense in the prior period. Interest expense of $36,000 for the current period is net of $89,000 of capitalized interest. The long-term debt is for the development of SHU (see Liquidity and Capital Resources).

Taxes

     We recorded a $314,000 provision for income taxes for the three months ended December 31, 2004, as compared to a benefit from income taxes of $119,000 for the three months ended December 31, 2003. Our tax position in certain entities was unfavorable resulting in a reversal of previous benefits.

Nine months ended December 31, 2004 compared to nine months ended December 31, 2003

     Our revenue for the nine months ended December 31, 2004 was $76,559,000, up 21% from the nine months ended December 31, 2003 revenue of $63,159,000. We experienced continued growth in each of the three segments of the business, with revenue growth of 36% in the medical capital equipment segment, 1% in the healthcare products distribution segment, and 40% in the healthcare services segment, compared to the same period last year. Costs and expenses were $79,412,000 for the period as compared with costs and expenses of $64,954,000 for the nine months ended December 31, 2003. The nature of the increased costs in particular segments is discussed below. We recorded a net loss of $3,559,000 for the nine months ended December 31, 2004, as compared to net loss of $1,503,000 for the nine months ended December 31, 2003. During the recent period, we continued to incur operational expenses in connection with our new hospital in Shanghai. There were a number of increased costs at the parent level of the Company, including significant increases related to local entity excise taxes and increased corporate governance, including in general Sarbanes-Oxley compliance and in particular compliance with section 404 thereof. The largest parent level increases, which have been allocated among the segments as described below, include increased excise taxes of $153,000, increased payroll of $107,000, increased professional fees of $45,000 and increased rent of $142,000.

Medical Capital Equipment Segment

     The medical capital equipment segment exports high quality Western capital medical equipment to the China market. In the nine months ended December 31, 2004 this segment had revenue of $32,530,000, a 36% increase over revenue of $23,991,000 in the nine months ended December 31, 2003. We continued to develop new sales channels for our capital medical equipment, involving greater use of local Chinese sub-distributors, which was a significant contributing factor to the increase in revenue. In addition, a portion of this increase in revenue is attributable to the fact that SARS was a significant negative factor in the prior period. Finally, the addition of a new range of medium-priced ultrasound products from Siemens enabled us to penetrate new market segments, thus helping to increase sales.

     Gross profit in the nine months ended December 31, 2004 increased to $8,423,000 from $6,374,000 in the nine months ended December 31, 2003. As a percentage of revenue, gross profit from the medical capital equipment segment for the recent period was 26% as compared to 27% in the prior period.

     Expenses for the medical capital equipment segment in the nine months ended December 31, 2004 increased to $8,564,000 from $7,064,000 in the nine months ended December 31, 2003 and as a percentage of revenues over the period decreased to 26% from 29%. Salaries for the segment in the nine months ended December 31, 2004 increased by $719,000 from the nine months ended December 31, 2003, and as a percentage of revenues over the period remained the same at 10%. Other costs increased $781,000 over the nine months, primarily due to a $400,000 increase in bad debt allowance and allocation of additional administrative costs. This segment had a loss from operations of $141,000 in the recent period compared with a loss from operations of $690,000 in the prior period.

Healthcare Products Distribution Segment

     The healthcare products distribution segment, consisting of medical consumables and personal healthcare products, had revenue growth of 1% to $27,979,000 in the nine months ended December 31, 2004, as compared to revenue of $27,690,000 in the nine months ended December 31, 2003. The modest increase in revenue during the recent period was attributable to faster than expected phase-out of third party logistics services and delays in the program for the rollout of additional branded products in the retail pharmacy business. The local currency sales of medical consumables and personal healthcare products are made from inventories maintained locally in China (see Foreign Currency Exchange and Impact of Inflation) to a network of sub-dealers and pharmacies.

     Gross profit in the nine months ended December 31, 2004 increased to $3,624,000 from $3,614,000 in the nine months ended December 31, 2003. As a percentage of revenue, gross profit from the healthcare products distribution segment for the recent period was 13%, the same percentage as in the prior period. We have encountered increased pressure from our current suppliers to provide services at a reduced margin to us. Accordingly we are not realizing the expected increase in gross profit margin. In addition, with respect to our retail product sales through Chinese pharmacies, as part of the annual distributor agreement review process, effective January 1, 2005, our territory for one large supplier was significantly reduced. Although this reduction would lead to a significant decrease in segment revenues in the absence of further developments, we intend to offset this decrease to a significant extent with an increase in the number of pharmacy outlets covered in the retained provinces based on our supplier’s announced intention to expand market penetration. In light of these changes in the business of this segment, we are exploring opportunities to diversify our supplier base in the retail sector, considering strategic relationships with other potential business partners and evaluating the short- and long-term strategy for the segment.

     Expenses for the healthcare products distribution segment in the nine months ended December 31, 2004 increased to $4,891,000 from $4,070,000 in the nine months ended December 31, 2003 and increased as a percentage of revenues over the period to 17% from 15%. Salaries for the segment increased $180,000 due to increased staffing. In addition, other expenses increased $641,000 primarily due to promotion expenses and allocation of additional administrative costs. The segment had a loss from operations of $1,267,000 in the recent period, compared with a loss from operations of $456,000 in the prior period.

Healthcare Services Segment and Hospital Development

     During the period, the healthcare services segment consisted of an international standard private healthcare facility, Beijing United Family Hospital and Clinics (“BJU”) as well as an affiliated satellite clinic in Beijing. The segment also included developmental activities consisting of (i) Shanghai United Family Hospital and Clinics (“SHU”), which had its opening ceremony on October 21, 2004, and (ii) other developmental activities such as the proposed hospital in Xiamen and a clinic in downtown Beijing. For the nine months ended December 31, 2004, the revenue from the segment was $16,050,000, an increase of 40% over the nine months ended December 31, 2003 revenue of $11,478,000. Total inpatient days increased 49% from the prior period. Outpatient visits increased 24% from the prior period. During the prior period the hospital was significantly impacted by the SARS crisis in Beijing, which was principally responsible for the loss in that period. Healthcare services costs increased for the nine months ended December 31, 2004 to $17,495,000, a 44% increase over the nine months ended December 31, 2003 costs of $12,127,000. This increase was due primarily to the costs associated with increased services offered. Salaries increased by $3,521,000 (salaries were 61% and 55% of revenue for the nine months ended December 31, 2004 and 2003, respectively), with the total staff increasing in size by 78% and the number of physicians increasing by 46% Other costs increased $1,847,000, including increases in professional fees and direct patient care supplies. Development costs related to SHU increased to $2,044,000 for the nine months ended December 31, 2004 from $647,000 for the nine months ended December 31, 2003. The healthcare services segment had a loss from operations of $1,445,000 in the recent period, compared with a loss from operations of $649,000 in the prior period.

     In the chart below we have broken out the developmental activities in order to give a clearer picture of our hospital finances:

	For nine months ended December 31, 2004		For nine months ended December 31, 2003
	Healthcare Services	Hospital Development	Healthcare Services	Hospital Development
Healthcare services revenue	$16,015,000	$35,000	$11,478,000	n/a

Income (loss) from operations	$599,000	$(2,044,000)	$(2,000)	$(647,000)

     SHU received its operating license from the Chinese government on October 19, 2004 and held its opening ceremony on October 21, 2004. From that date through the end of the quarter the hospital provided family medicine including pediatrics and ob/gyn outpatient services. Inpatient services began in early January, 2005.

Other Income and Expenses

     Interest incurred on short-term capitalized leases of $188,000, short-term debt of $4,205,000, long-term capitalized leases of $166,000 and long-term debt of $3,585,000 amounted to $197,000 as compared to $186,000 interest expense in the prior period. Interest expense of $108,000 for the current period is net of $89,000 of capitalized interest. The long-term debt is for the development of SHU that is currently under construction (see Liquidity and Capital Resources).

Taxes

     We recorded a $549,000 provision for income taxes for the nine months ended December 31, 2004, as compared to a benefit from income taxes of $349,000 for the nine months ended December 31, 2003. Our tax position in certain entities was unfavorable resulting in a reversal of previous benefits.

LIQUIDITY AND CAPITAL RESOURCES

     As of December 31, 2004, our cash and cash equivalents, net accounts receivable and net inventories were $4,033,000, $15,579,000 and $9,430,000, respectively, as compared to $6,791,000, $17,374,000 and $9,537,000, respectively, as of March 31, 2004.

     As of December 31, 2004, our short-term loan payable was comprised of bank loans of $3,105,000 and extended payment accounts payable to one vendor of $1,100,000. With respect to the vendor accounts payable, the vendor has agreed to provide continuing credit facilities for purchases for a seven-year period(four and a half of which are remaining), each grant of credit bearing interest of five percent per annum and expiring at the end of 18 months, to be replaced by subsequent purchases and payables. BJU has a short-term financing arrangement in China with the Hong Kong and Shanghai Banking Corporation (HSBC) for $600,000 in revolving loans bearing interest at 1.5% over the three-month Singapore Interbank Money Market Offer Rate (SIBOR). Also, a line of credit is included in the arrangement with HSBC for up to $1,200,000, bearing interest at 2.25% over SIBOR and having a term of up to three years. As of December 31, 2004, the balances on these credit lines were $600,000 and $718,000, respectively.

     We opened our hospital facility in Shanghai, the cost of which was financed through (i) vendor financing (ii) local bank borrowings and (iii) proceeds of the sale of 1.5 million shares of common stock and warrants. The outstanding local bank borrowing for SHU consists of a $4 million loan facility with HSBC, which is fully utilized during calendar 2004. Of this loan, $967,000 is classified as short-term and $2,841,000 is classified as long-term. The long-term facility has a five-year term and an interest rate of 2.5% over the six month SIBOR. We have guaranteed the full amount of the HSBC facilities.

     As of December 31, 2004, letters of credit in the aggregate amount of approximately $135,000 were outstanding and we had borrowings of $820,000 outstanding under a credit facility with M&T Bank. The borrowings under the credit facility bear interest at 1% over the three-month London Interbank Offered Rate (LIBOR).

     We also received net proceeds of approximately $12.3 million from the sale of 1.5 million shares of common stock and warrants to purchase 300,000 shares at an exercise price of $9.00 per share, which proceeds were received on March 31, April 1 and May 5, 2004. Such net proceeds were used to repay a portion of our vendor financing, for capital expenditures, and for working capital purposes.

     Over the next twelve months we anticipate capital expenditures of $2-6 million; however, substantially all of these expenditures are expected to be elective and subject to the availability of capital. We intend to finance these expenditures as well as our other cash requirements principally through availability under our vendor financing arrangements and additional bank loans, both to the extent available, as well as through current cash and cash flow from operations. With respect to bank financing, we have been engaged in discussions in China with several local banks after an increase in our existing credit facility from HSBC was not forthcoming. We continue to consider various other financing alternatives to satisfy our future expansion, capital improvements and equipment requirements. If we are unable to obtain additional financing we may have to curtail or terminate certain operations.

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

     As part of our risk management program, we also perform sensitivity analyses to assess potential changes in revenue, operating results, cash flows and financial position relating to hypothetical movements in currency exchange rates. Our sensitivity analysis of changes in the fair value of the Renminbi to the U.S. Dollar at December 31, 2004, indicated that if the U.S. Dollar uniformly increased in value by 10 percent relative to the Renminbi, then we would experience a 5% increase in net loss. Conversely, a 10 percent increase in the value of the Renminbi relative to the U.S. Dollar at December 31, 2004 would have resulted in a 5% lower net loss.

FORWARD LOOKING STATEMENTS

     Some of the information in this Form 10-Q may contain statements regarding future expectations, plans, prospects for performance of the Company that constitute forward-looking statements for purposes of the safe harbor provisions of The Private Securities Litigation Reform Act of 1995. The Company cannot guarantee future results, levels of activity, performance or achievements. The numbers discussed in this Form 10-Q also involve risks and uncertainties. The following factors, among others, could cause actual results to differ materially from those described by such statements: our ability to manage our growth and maintain adequate controls, the loss of services of key personnel, our ability to obtain additional financing, general market conditions including inflation or foreign currency fluctuations, our dependence on relationships with suppliers, the timing of our revenues and fluctuations in financial performance, the availability to our customers of third-party financings, product liability claims and product recalls, competition, hiring and retaining qualified sales and service personnel, management of inventory, relations with foreign trade corporations, dependence on sub-distributors and dealers, completion and opening of healthcare facilities, attracting and retaining qualified physicians and other hospital personnel, regulatory compliance, the cost of malpractice , our dependence on our information systems, the economic policies of the Chinese government, the newness and undeveloped nature of the Chinese legal system, the regulation of the conversion of Chinese currency, future epidemics in China such as SARS, the control over our operation by insiders, continuity of relationships with existing suppliers, and those other factors contained in the section titled “Risk Factors” as set forth on page 7 of the Company’s Registration Statement on Form S-1 (File No. 333-114299) declared effective by the Securities and Exchange Commission on July 30, 2004, as well as other documents that may be filed by the Company from time to time with the Securities and Exchange Commission. The forward-looking statements and numbers contained herein represent the judgment of the Company, as of the date of this Form 10-Q, and the Company disclaims any intent or obligation to update such forward-looking statements to reflect any change in the Company’s expectations with regard thereto or any change in events, conditions, circumstances on which such statements are based.

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

ITEM 4. CONTROLS AND PROCEDURES

     We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports that are filed with the Securities and Exchange Commission is recorded, processed and reported within the time periods required for each report and that such information is reported to the our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

     We performed an evaluation under the supervision and with the participation of Chindex management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls as of December 31, 2004. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective.

     During the nine months ended December 31, 2004, we implemented a new financial accounting system for the local entity reporting and corporate consolidations that contains a number of additional controls. Some of these new controls are still in the process of being fully implemented. In addition, we made the following significant changes in our internal controls or in other factors that could significantly affect our internal controls, the implementation of which changes had commenced prior to the end of our fiscal year ended March 31, 2004: our outsourced software provider remedied its software writing problem in connection with a recent upgrade to our systems at Beijing United designed to permit proper accounts receivable recordkeeping; we retained additional outside tax expertise in the U.S. and reorganized our tax staff in China to improve our level of tax expertise in both the U.S. and China; and, as noted above, we initiated supplemental procedures and added resources in order to formalize and improve our fiscal period closing process on an ongoing basis. Reference is made to Item 9A of our annual report on Form 10-K for the fiscal year ended March 31, 2004, as amended, for further information regarding these changes.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS

The exhibits listed below are filed as a part of this quarterly report:

3.1	Certificate of Incorporation of the Company. Incorporated by reference to Annex B to the Company’s Proxy Statement on Schedule 14A, filed with the Securities and Exchange Commission on or about June 7, 2002 (the “Proxy Statement”)
3.2	Amendment to Certificate of Incorporation of the Company. Incorporated by reference to Exhibit 3.2 to the Company’s Form 10-Q for the nine months ended December 31, 2003.

3.3	By-laws of the Company. Incorporated by reference to Annex C to the Proxy Statement.

3.4	Amendment to Certificate of Incorporation of the Company. Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated November 2, 2004.
4.1	Form of Specimen Certificate of the Company’s Common Stock. Incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form SB-2 (No. 33-78446) (the “IPO Registration Statement”).
4.2	Form of Specimen Certificate of Class B Common Stock. Incorporated by reference to Exhibit 4.3 to the IPO Registration Statement.
10.1	The Company’s 1994 Stock Option Plan, as amended as of July 17, 2001. Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the six months ended June 30, 2001.
10.2	The Company’s 2004 Stock Incentive Plan. Incorporated by reference to Annex B to the Company’s Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on September 14, 2004.
10.3	Lease Agreement, dated as of March 1994, between the Company and Central Properties Limited Partnership, relating to the Company’s Bethesda, Maryland facility. Incorporated by reference to Exhibit 10.4 to the IPO Registration Statement.
10.4	First Amendment to Lease, dated as of June 26, 1996, between the Company and Central Properties Limited Partnership, relating to additional space at the Company’s Bethesda, Maryland facility. Incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997.
10.5	Lease Agreement between the School of Posts and Telecommunications and the Company dated November 8, 1995. Incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995.
10.6	Amendments Numbers One, Two and Three to the Lease Agreement between the School of Posts and Telecommunications and the Company dated November 8, 1995, each such amendment dated November 26, 1996. Incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997.
10.7	Lease Agreement dated May 10, 1998, between the School of Posts and Telecommunications and the Company relating to the lease of additional space. Incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998.

10.8	Contractual Joint Venture Contract between the Chinese Academy of Medical Sciences Union Medical & Pharmaceutical Group Beijing Union Medical & Pharmaceutical General Corporation and the Company, dated September 27, 1995. Incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995.
10.9	First Investment Loan Manager Demand Promissory Note dated July 10, 1997 between First National Bank of Maryland and Chindex, Inc. Incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997.
10.10	Distribution Agreement dated October 11, 2001 between Siemens AG and the Company, Incorporated by reference to Exhibit 10.18 to the Company’s Quarterly Report on Form 10-Q for the nine months ended September 30, 2001.
10.11	Second amendment to lease, dated as of November 24, 2000, between the Company and Central Properties Limited Partnership, relating to the extension of the lease term for the Company’s Bethesda, Maryland offices. Incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.
10.12	Employment Agreement, dated as of September 1, 2001, between the Company and Roberta Lipson. Incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.
10.13	Employment Agreement, dated as of September 1, 2001, between the Company and Elyse Beth Silverberg. Incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.
10.14	Employment Agreement, dated as of September 1, 2001, between the Company and Lawrence Pemble. Incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.
10.15	Employment Agreement, dated as of September 1, 2001, between the Company and Robert C. Goodwin, Jr. Incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.
10.16	Amendment to Employment Agreement dated November 1, 2004, between the Company and Roberta Lipson, incorporated by reference to Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2004.
10.17	Amendment to Employment Agreement dated November 1, 2004, between the Company and Elyse Beth Silverberg, incorporated by reference to Exhibit 10.17 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2004.
10.18	Amendment to Employment Agreement dated November 1, 2004, between the Company and Lawrence Pemble, incorporated by reference to Exhibit 10.18 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2004.
10.19	Amendment to Employment Agreement dated November 1, 2004, between the Company and Robert C. Goodwin, Jr., incorporated by reference to Exhibit 10.19 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2004.
10.20	Contractual Joint Venture Contract between Shanghai Changning District Central Hospital and the Company, dated February 9, 2002. Incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.
10.21	Lease Agreement between Shanghai Changning District Hospital and the Company related to the lease of the building for Shanghai United Family Hospital. Incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.
10.22	Lease Agreement between China Arts & Crafts Import & Export Corporation and Chindex (Beijing) Consulting Incorporated related to the lease of the building for the Company’s main office in Beijing+. Incorporated by reference to Exhibit 10.17 to the Company’s Quarterly Report on Form 10-Q for the six months ended June 30, 2002.
10.23	Agreement between Siemens AG and the Company for long term payment of vendor invoices. Incorporated by reference to Exhibit 10.18 to the Company’s Quarterly Report on Form 10-Q for the nine months ended September 30, 2002.
10.24	Form of Securities Purchase Agreement dated as of March 29, 2004 among the Company and the purchasers thereunder. Incorporated by reference to Exhibit 10.19 to the Company’s Registration Statement on Form S-1 (No. 333-114299).
21.1	List of subsidiaries. Incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

31.1	Certification of the Company’s Chief Executive Officer Pursuant to Rule 13a-14(a) (filed herewith)

31.2	Certification of the Company’s Executive Vice President Finance Pursuant to Rule 13a-14(a) (filed herewith)

31.3	Certification of the Company’s Principal Accounting Officer Pursuant to Rule 13a-14(a) (filed herewith)

32.1	Certification of the Company’s Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 (filed herewith)

32.2	Certification of the Company’s Executive Vice President Finance Pursuant to 18 U.S.C. Section 1350 (filed herewith)

32.3	Certification of the Company’s Principal Accounting Officer Pursuant to 18 U.S.C. Section 1350 (filed herewith)

+	English translation of summary from Chinese original.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHINDEX INTERNATIONAL, INC.

Dated: February 10, 2005	By: /S/ Lawrence Pemble

Lawrence Pemble Executive Vice President Finance and Business Development

Dated: February 10, 2005	By: /S/ Ronald Zilkowski

Ronald Zilkowski Senior Vice President Finance and Corporate Controller