Form 10-Q/A
period 2004-09-30
CHINDEX INTERNATIONAL INC
filed 2005-04-08
CIK 922717

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

EXPLANATORY NOTE

Chindex International, Inc. (the “Company”) is filing this Amendment to its Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, which was originally filed with the Securities and Exchange Commission on November 15, 2004 (the “Quarterly Report”), solely to amend Items 1 and 2 of Part I as described below. The Company is filing this amendment to:

•	Correct the Company’s Consolidated Condensed Balance Sheets in the Quarterly Report to change the presented amount of Inventories as of March 31, 2004 (the Company’s fiscal year end) from $9,537,000 to $10,363,000, with the increase of $826,000 being offset by a corrective decrease in the presented amount of Property and Equipment, net, as of the same date from $9,727,000 to $8,901,000. These offsetting corrections conform these amounts to the amounts thereof as set forth in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2004 (the “Annual Report”); these amounts in the Quarterly Report were different from such amounts in the Annual Report due to an incorrect reclassification.

•	Correct the Company’s Consolidated Condensed Statements of Cash Flows in the Quarterly Report to correct the amount of Depreciation for the six months ended September 30, 2003 from $627,000 to $574,000, with the difference of $53,000 being represented as the amount of a new line item as of such date, Inventory Write-down; this incorrect amount in the Quarterly Report was a result of the incorrect reclassification described above.

•	Correct Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources Footnote 2 to the Financial Statements to conform the correction in the amount of Inventories described above.

•	Footnotes 2 and 3 have been updated for March 31, 2004 to conform the amounts back to the originally filed 10-K as noted above.

The corrections have no impact on any statement of operations items, including revenues, expenses or net losses.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, new certifications by the Company’s appropriate principal executive officers are being filed with this Amendment. Except as expressly stated herein, this Amendment does not update any of the disclosures contained in the original filing to refer to any events that occurred after the original filing date of November 15, 2004. The filing of this Amendment shall not be deemed an admission that the original filing, when made, included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement not misleading.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 4. CONTROLS AND PROCEDURES
PART II. OTHER INFORMATION
ITEM 6. EXHIBITS
SIGNATURES
Exhibit 31.1
Exhibit 31.2
Exhibit 31.3
Exhibit 32.1
Exhibit 32.2
Exhibit 32.3

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CHINDEX INTERNATIONAL, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(thousands except share data)
(Unaudited)

	September 30, 2004	March 31, 2004

ASSETS

Current assets:
Cash and cash equivalents	$6,193	$6,791
Trade accounts receivable, less allowance for doubtful accounts of $1,357 and $1,131, respectively
Equipment sales receivables	19,236	15,039
Patient service receivables	2,771	2,335
Inventories	11,392	10,363
Deferred income tax	653	467
Other current assets	3,955	2,235

Total current assets	44,200	37,230
Property and equipment, net	14,559	8,901
Long-term deferred income taxes	1,334	1,334
Other assets	346	386

Total assets	$60,439	$47,851

LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$27,295	$24,338
Short-term portion of capitalized leases	192	123
Short-term debt and vendor financing	4,681	5,668
Income taxes payable	335	381

Total current liabilities	32,503	30,510
Long-term portion of capitalized leases	201	125
Long-term debt	3,008	0

Total liabilities	35,712	30,635
Minority interest	56	18

Stockholders’ equity:
Preferred stock, $.01 par value, 500,000 shares authorized, none issued	0	0

Common stock, $.01 par value, 13,600,000 shares authorized, including 1,600,000 designated Class B:
Common stock — 4,622,512 and 3,643,152 shares issued and outstanding at September 30 and March 31, respectively	46	36
Class B stock — 775,000 shares issued and outstanding at September 30 and March 31	8	8
Additional capital	29,799	22,488
Accumulated other comprehensive income	8	11
Accumulated deficit	(5,190)	(5,345)

Total stockholders’ equity	24,671	17,198

Total liabilities, minority interest and stockholders’ equity	$60,439	$47,851

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

CHINDEX INTERNATIONAL, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(thousands)
(Unaudited)

	Six months ended September 30,

	2004	2003

OPERATING ACTIVITIES
Net income (loss)	$155	$(1,120)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	717	574
Inventory write-down	96	53
Provision for doubtful accounts	256	261
Deferred income tax	(186)	0
Minority interest	56	0

Changes in operating assets and liabilities:
Trade receivables	(4,889)	434
Inventories	(2,158)	1,593
Other current assets	(1,720)	(599)
Other assets	40	114
Accounts payable and accrued expenses	2,957	(1,923)
Income taxes payable or receivable	(46)	(440)

Net cash used in operating activities	(4,722)	(1,053)

INVESTING ACTIVITIES
Purchases of property and equipment	(5,342)	(1,049)

Net cash used in investing activities	(5,342)	(1,049)

FINANCING ACTIVITIES
Proceeds from debt, vendor financing	5,396	2,527
Repayment of long-term debt, vendor financing and capitalized leases	(3,230)	0
Proceeds of issuance of common stock	7,138	0
Exercise of stock options	183	113
Cash paid to minority interest partner	(18)	0

Net cash provided by financing activities	9,469	2,640

Effect of foreign exchange rate changes on cash and cash equivalents	(3)	0

Net (decrease) increase in cash and cash equivalents	(598)	538
Cash and cash equivalents at beginning of period	6,791	5,956

Cash and cash equivalents at end of period	$6,193	$6,494

Non-cash investing and financing activities include the following:
Transfer of demonstration inventory to property and equipment	$1,033

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

Note 2. INVENTORIES

         (in thousands)

Inventories consist of the following:	September 30, 2004	March 31, 2004

Merchandise inventory	$9,533	$7,834
Healthcare services inventory	250	247
Demonstration inventory, net	0	826
Parts and peripheral inventory	1,609	1,456

	$11,392	$10,363

          On September 30, 2004, the Company determined that demonstration equipment items previously included in inventory would no longer be considered to be available for sale. Accordingly, such items have been included in property and equipment at their net value.

Note 3. PROPERTY AND EQUIPMENT, NET

         (in thousands)

Property and equipment, net, consists of the following:	September 30, 2004	March 31, 2004

Furniture and equipment	$8,317	$7,212
Vehicles	109	109
Demonstration equipment	1,033	0
Leasehold improvements	11,187	7,151

	20,646	14,472
Less: accumulated depreciation and amortization	(6,087)	(5,571)

	$14,559	$8,901

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

LIQUIDITY AND CAPITAL RESOURCES

         As of September 30, 2004, our cash and cash equivalents, net accounts receivable and net inventories were $6,193,000, $22,007,000 and $11,392,000, respectively, as compared to $6,791,000, $17,374,000 and $10,363,000 respectively, as of March 31, 2004.

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

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS

The exhibits listed below are filed as a part of this quarterly report:

3.1	Certificate of Incorporation of the Company. Incorporated by reference to Annex B to the Company’s Proxy Statement on Schedule 14A, filed with the Securities and Exchange Commission on or about June 7, 2002 (the “Proxy Statement”)
3.2	Amendment to Certificate of Incorporation of the Company. Incorporated by reference to Exhibit 3.2 to the Company’s Form 10-Q for the nine months ended December 31, 2003.

3.3	By-laws of the Company. Incorporated by reference to Annex C to the Proxy Statement.

3.4	Amendment to Certificate of Incorporation of the Company. Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated November 2, 2004.
4.1	Form of Specimen Certificate of the Company’s Common Stock. Incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form SB-2 (No. 33-78446) (the “IPO Registration Statement”).
4.2	Form of Specimen Certificate of Class B Common Stock. Incorporated by reference to Exhibit 4.3 to the IPO Registration Statement.
10.1	The Company’s 1994 Stock Option Plan, as amended as of July 17, 2001. Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the six months ended June 30, 2001.
10.2	The Company’s 2004 Stock Incentive Plan. Incorporated by reference to Annex B to the Company’s Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on September 14, 2004.
10.3	Lease Agreement, dated as of March 1994, between the Company and Central Properties Limited Partnership, relating to the Company’s Bethesda, Maryland facility. Incorporated by reference to Exhibit 10.4 to the IPO Registration Statement.
10.4	First Amendment to Lease, dated as of June 26, 1996, between the Company and Central Properties Limited Partnership, relating to additional space at the Company’s Bethesda, Maryland facility. Incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997.
10.5	Lease Agreement between the School of Posts and Telecommunications and the Company dated November 8, 1995. Incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995.
10.6	Amendments Numbers One, Two and Three to the Lease Agreement between the School of Posts and Telecommunications and the Company dated November 8, 1995, each such amendment dated November 26, 1996. Incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997.
10.7	Lease Agreement dated May 10, 1998, between the School of Posts and Telecommunications and the Company relating to the lease of additional space. Incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998.
10.8	Contractual Joint Venture Contract between the Chinese Academy of Medical Sciences Union Medical & Pharmaceutical Group Beijing Union Medical & Pharmaceutical General Corporation and the Company, dated September 27, 1995. Incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995.
10.9	First Investment Loan Manager Demand Promissory Note dated July 10, 1997 between First National Bank of Maryland and Chindex, Inc. Incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997.
10.10	Distribution Agreement dated October 11, 2001 between Siemens AG and the Company, Incorporated by reference to Exhibit 10.18 to the Company’s Quarterly Report on Form 10-Q for the nine months ended September 30, 2001.
10.11	Second amendment to lease, dated as of November 24, 2000, between the Company and Central Properties Limited Partnership, relating to the extension of the lease term for the Company’s Bethesda, Maryland offices. Incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.
10.12	Employment Agreement, dated as of September 1, 2001, between the Company and Roberta Lipson. Incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.
10.13	Employment Agreement, dated as of September 1, 2001, between the Company and Elyse Beth Silverberg. Incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.
10.14	Employment Agreement, dated as of September 1, 2001, between the Company and Lawrence Pemble. Incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.
10.15	Employment Agreement, dated as of September 1, 2001, between the Company and Robert C. Goodwin, Jr. Incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

10.16	Amendment to Employment Agreement dated November 1, 2004, between the Company and Roberta Lipson. Incorporated by reference to Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2004.

10.17	Amendment to Employment Agreement dated November 1, 2004, between the Company and Elyse Beth Silverberg. Incorporated by reference to Exhibit 10.17 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2004.

10.18	Amendment to Employment Agreement dated November 1, 2004, between the Company and Lawrence Pemble. Incorporated by reference to Exhibit 10.18 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2004.

10.19	Amendment to Employment Agreement dated November 1, 2004, between the Company and Robert C. Goodwin, Jr. Incorporated by reference to Exhibit 10.19 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2004.
10.20	Contractual Joint Venture Contract between Shanghai Changning District Central Hospital and the Company, dated February 9, 2002. Incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.
10.21	Lease Agreement between Shanghai Changning District Hospital and the Company related to the lease of the building for Shanghai United Family Hospital. Incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.
10.22	Lease Agreement between China Arts & Crafts Import & Export Corporation and Chindex (Beijing) Consulting Incorporated related to the lease of the building for the Company’s main office in Beijing+. Incorporated by reference to Exhibit 10.17 to the Company’s Quarterly Report on Form 10-Q for the six months ended June 30, 2002.
10.23	Agreement between Siemens AG and the Company for long term payment of vendor invoices. Incorporated by reference to Exhibit 10.18 to the Company’s Quarterly Report on Form 10-Q for the nine months ended September 30, 2002.
10.24	Form of Securities Purchase Agreement dated as of March 29, 2004 among the Company and the purchasers thereunder. Incorporated by reference to Exhibit 10.19 to the Company’s Registration Statement on Form S-1 (No. 333-114299).
21.1	List of subsidiaries. Incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

31.1	Certification of the Company’s Chief Executive Officer Pursuant to Rule 13a-14(a) (filed herewith)

31.2	Certification of the Company’s Executive Vice President Finance Pursuant to Rule 13a-14(a) (filed herewith)

31.3	Certification of the Company’s Principal Accounting Officer Pursuant to Rule 13a-14(a) (filed herewith)

32.1	Certification of the Company’s Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 (filed herewith)

32.2	Certification of the Company’s Executive Vice President Finance Pursuant to 18 U.S.C. Section 1350 (filed herewith)

32.3	Certification of the Company’s Principal Accounting Officer Pursuant to 18 U.S.C. Section 1350 (filed herewith)

+ English translation of summary from Chinese original.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHINDEX INTERNATIONAL, INC.
Dated: April 7, 2005	By:	/S/ Lawrence Pemble
Lawrence Pemble
Executive Vice President Finance and Business Development

Dated: April 7, 2005	By:	/S/ Ronald Zilkowski
Ronald Zilkowski
Senior Vice President Finance and Corporate Controller