Form 10-Q/A
period 2004-12-31
CHINDEX INTERNATIONAL INC
filed 2005-04-08
CIK 922717

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

EXPLANATORY NOTE

Chindex International, Inc. (the “Company”) is filing this Amendment to its Quarterly Report on Form 10-Q for the quarter ended December 31, 2004, which was originally filed with the Securities and Exchange Commission on February 14, 2005 (the “Quarterly Report”), solely to amend Items 1 and 2 of Part I as described below. The Company is filing this amendment to:

•	Correct the Company’s Consolidated Condensed Balance Sheets in the Quarterly Report to change the presented amount of Inventories as of March 31, 2004 (the Company’s fiscal year end) from $9,537,000 to $10,363,000, with the increase of $826,000 being offset by a corrective decrease in the presented amount of Property and Equipment, net, as of the same date from $9,727,000 to $8,901,000. These offsetting corrections conform these amounts to the amounts thereof as set forth in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2004 (the “Annual Report”); these amounts in the Quarterly Report were different from such amounts in the Annual Report due to an incorrect reclassification.

•	Correct the Company’s Consolidated Condensed Statements of Cash Flows in the Quarterly Report to correct the amount of Depreciation for the nine months ended December 31, 2003 from $1,060,000 to $961,000, with the difference of $99,000 being represented as the amount of a new line item as of such date, Inventory Write-down; this incorrect amount in the Quarterly Report was a result of the incorrect reclassification described above.

•	Correct Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources Footnote 2 to the Financial Statements to conform the correction in the amount of Inventories described above.

•	Footnotes 2 and 3 have been updated for March 31, 2004 to conform the amounts back to the originally filed 10-K as noted above.

The corrections have no impact on any statement of operations items, including revenues, expenses or net losses.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, new certifications by the Company’s appropriate principal executive officers are being filed with this Amendment. Except as expressly stated herein, this Amendment does not update any of the disclosures contained in the original filing to refer to any events that occurred after the original filing date of February 14, 2005. The filing of this Amendment shall not be deemed an admission that the original filing, when made, included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement not misleading.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 4. CONTROLS AND PROCEDURES
PART II. OTHER INFORMATION
ITEM 6. EXHIBITS
SIGNATURES
Exhibit 31.1
Exhibit 31.2
Exhibit 31.3
Exhibit 32.1
Exhibit 32.2
Exhibit 32.3

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CHINDEX INTERNATIONAL, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(thousands except share data)
(Unaudited)

	December 31, 2004	March 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$4,033	$6,791
Trade accounts receivable, less allowance for doubtful accounts of $1,491 and $1,131, respectively
Equipment sales receivables	13,428	15,039
Patient service receivables	2,151	2,335
Inventories	9,430	10,363
Deferred income tax	1,010	467
Other current assets	3,969	2,235

Total current assets	34,021	37,230
Property and equipment, net	17,014	8,901
Long-term deferred income taxes	709	1,334
Other assets	346	386

Total assets	$52,090	$47,851

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$22,512	$24,338
Short-term portion of capitalized leases	188	123
Short-term debt and vendor financing	4,205	5,668
Income taxes payable	389	381

Total current liabilities	27,294	30,510
Long-term portion of capitalized leases	166	125
Long-term debt	3,585	0

Total liabilities	31,045	30,635
Minority interest	0	18
Stockholders’ equity:
Preferred stock, $.01 par value, 500,000 shares authorized, none issued	0	0

Common stock, $.01 par value, 13,600,000 shares authorized, including 1,600,000 designated Class B:
Common stock — 4,648,046 and 3,643,152 shares issued and outstanding at December 31 and March 31, respectively	46	36
Class B stock — 775,000 shares issued and outstanding at December 31 and March 31	8	8
Additional capital	29,870	22,488
Accumulated other comprehensive income	25	11
Accumulated deficit	(8,904)	(5,345)

Total stockholders’ equity	21,045	17,198

Total liabilities and stockholders’ equity	$52,090	$47,851

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

CHINDEX INTERNATIONAL, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(thousands)
(Unaudited)

	Nine months ended December 31,
	2004	2003
OPERATING ACTIVITIES
Net loss	$(3,559)	$(1,503)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,003	961
Inventory write-down	96	99
Provision for doubtful accounts	1,020	461
Deferred income tax	82	(850)

Changes in operating assets and liabilities:
Trade receivables	775	364
Inventories	(196)	1,220
Other current assets	(1,734)	(694)
Other assets	40	64
Accounts payable and accrued expenses	(1,844)	(1,296)
Income taxes payable or receivable	8	245

Net cash used in operating activities	(4,309)	(929)

INVESTING ACTIVITIES
Purchases of property and equipment	(7,878)	(2,545)

Net cash used in investing activities	(7,878)	(2,545)

FINANCING ACTIVITIES
Proceeds from debt, vendor financing	6,768	2,223
Repayment of long-term debt, vendor financing and capitalized leases	(4,745)	0
Proceeds of issuance of common stock	7,154	0
Exercise of stock options	238	247

Net cash provided by financing activities	9,415	2,470

Effect of foreign exchange rate changes on cash and cash equivalents	14	0

Net decrease in cash and cash equivalents	(2,758)	(1,004)
Cash and cash equivalents at beginning of period	6,791	5,956

Cash and cash equivalents at end of period	$4,033	$4,952

Non-Cash investing and financing activities include the following:
Acquisition of property and equipment via capital leases	$205
Transfer of demonstration inventory to property and equipment	$1,033

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

Note 2. INVENTORIES
(in thousands)

Inventories consist of the following:	December 31, 2004	March 31, 2004

Merchandise inventory	$7,495	$7,834
Healthcare services inventory	361	247
Demonstration inventory, net	0	826
Parts and peripheral inventory	1,574	1,456

	$9,430	$10,363

On September 30, 2004, the Company determined that demonstration equipemnt items previously included in inventory would no longer be considered to be available for sale. Accordingly, such item have been included in property and equipment at their net value.

Note 3. PROPERTY AND EQUIPMENT, NET
(in thousands)

Property and equipment, net, consists of the following:	December 31, 2004	March 31, 2004

Furniture and equipment	$10,084	$7,212
Vehicles	109	109
Demonstration equipment	1,349	0
Leasehold improvements	12,046	7,151

	23,588	14,472
Less: accumulated depreciation and amortization	(6,574)	(5,571)

	$17,014	$8,901

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

LIQUIDITY AND CAPITAL RESOURCES

     As of December 31, 2004, our cash and cash equivalents, net accounts receivable and net inventories were $4,033,000, $15,579,000 and $9,430,000, respectively, as compared to $6,791,000, $17,374,000 and $10,363,000, respectively, as of March 31, 2004.

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