Form 10-K
period 2005-03-31
CHINDEX INTERNATIONAL INC
filed 2005-06-29
CIK 922717

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Fiscal Year Ended March 31, 2005

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

Common Stock, $.01 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in a definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of September 30, 2004 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $41,232,510.

The number of shares outstanding of each of the issuer’s class of common equity, as of June 17, 2005, was 5,728,443 shares of Common Stock and 775,000 shares of Class B Common Stock.

Documents Incorporated by Reference: Part III: Proxy Statement

PART I

ITEM 1. BUSINESS

General

     Chindex International, Inc. (“Chindex” or “the Company”), founded in 1981, is an American company operating in several healthcare sectors of the Chinese marketplace, including Hong Kong. Revenues are generated from the sale of healthcare equipment and products and the provision of healthcare services. The Company operates in three segments:

•	Medical Capital Equipment Division. This division markets, sells and facilitates the export of select capital healthcare equipment and instrumentation to China on the basis of both exclusive and non-exclusive agreements with the manufacturers of these products. Chindex believes based on its knowledge and experience in the Chinese healthcare system, that it is the largest independent U.S. distributor of healthcare equipment in China. For the fiscal year ended March 31, 2005, the Medical Capital Equipment Division accounted for 43% of our revenue.

•	Healthcare Products Distribution Division. This division, through a network of wholly owned foreign subsidiaries in China, imports and distributes off-the-shelf healthcare instrumentation and health-related consumable products developed by third parties and Chindex. For the fiscal year ended March 31, 2005, the Healthcare Products Distribution Division accounted for 35% of the Company’s revenue.

•	Healthcare Services Division. This division operates the Company’s private hospitals and clinics. Beijing United Family Hospital and Clinics (BJU) opened in 1997 and Shanghai United Family Hospital and Clinics (SHU), opened at the end of calendar year 2004. In 2002, we opened our first satellite clinic associated with BJU in Shunyi County outside of Beijing and have also established a satellite clinic associated with SHU. For the fiscal year ended March 31, 2005, the Healthcare Services Division accounted for 22% of the Company’s revenue.

Medical Capital Equipment Division

     On the basis of exclusive and non-exclusive distribution agreements, Chindex offers manufacturers of quality medical capital equipment access to the greater Chinese marketplace through a wide range of marketing, sales, and technical services for their products. We refer to these products as “capital” equipment since they are of the type that normally would be capitalized and depreciated on the financial statements of a purchasing hospital, as distinguished from products that normally would be expensed.

     Through a matrix of dedicated marketing and technical service departments, local area product and technical specialists, and local area territory representatives and clinical application specialists, we provide comprehensive marketing coverage on behalf of our clients and suppliers on a nationwide basis. Marketing efforts are based on annual marketing plans developed by each marketing department within Chindex for each product, and normally include attendance at a variety of trade shows throughout China, advertisements in leading Chinese industrial, trade, and clinical journals, production of Chinese language product literature for dissemination to the potential customer base, direct mail and telemarketing campaigns, and other product promotions.

     The medical capital equipment operations in China are managed by our Medical Capital Equipment Division, which focuses on exporting quality Western medical capital equipment to the China market. These export sales are denominated in U.S. dollars and are made to China’s larger hospitals. The Medical Capital Equipment Division is organized both by clinical or therapeutic product specialty and by region.

     The Medical Capital Equipment Division markets its products directly to hospitals through all relevant participants in the purchasing process, including hospital administrators and the doctors who are the ultimate users of the products. There is virtually no private practice of medicine in China and all physicians are affiliated with hospitals or similar institutions.

     In addition to marketing products directly to end-users we also make sales via a network of sub distributors located throughout China who then sell the equipment to the end users. In addition to U.S. dollar sales of products to Foreign Trade Corporations (FTCs) or sub distributors, the Medical Capital Equipment Division has begun to utilize Chindex subsidiaries and the network of sub distributors to import equipment and sell to buyers in local currency. Most purchases of the medical capital equipment sold by Chindex in China, regardless of the nature of the end-user, are made through foreign trade corporations, or FTCs. Although the purchasing decision is made by the end-user, which may be an individual or a group having the required approvals from their administrative organizations, we enter into formal purchase contracts with FTCs. The FTCs make purchases on behalf of the end-users and are legally authorized by the Chinese government to conduct import business. These organizations are chartered and regulated by the government and are formed to facilitate foreign trade. We market our products directly to end-users, but in consummating a sale we also must interact with the particular FTC representing the end-user. For this reason, we seek to maintain ongoing relationships with the FTCs in our industries.

     Chindex owns and operates a separate, full service technical service center, within the Medical Capital Equipment Division to support the activities of that division. The Company is responsible for the technical support of virtually all the medical equipment that it sells. To support our medical capital equipment business, we own and operate a full-service technical service center in Beijing. This service center supports spare parts inventories and factory-trained service engineers on a nationwide basis.

     Chindex has from time to time helped arrange government-backed financing to help hospitals in China finance their purchases of medical equipment from the Company. Such financing has included loans and loan guarantees from the U.S. Export-Import Bank and the German KfW Investment Bank as well as commercial financing that is guaranteed by the Chinese government but without foreign government participation.

     Among the products sold by the Medical Capital Equipment Division are diagnostic color ultrasound imaging devices, chemistry analyzers, sterilizers, surgical equipment, computerized electrophysiology systems, bone densitometers, mammography and breast biopsy devices, lasers for cosmetic surgery, and robotic surgery systems.

     Subject to the availability of capital and other conditions, our growth plans for the division include continuing to add new products and technologies to our offerings as well as continuing to expand our sales channels, primarily through the use of local sub-distributor networks, to access increasingly deeper levels of the Chinese hospital market place.

Healthcare Products Distribution Division

     Through our Healthcare Products Distribution Division, or HPD division, Chindex offers foreign manufacturers a unique nationwide distribution system for low price medical devices and consumables sold in hospitals and used in home healthcare, and other products sold to consumers in retail pharmacies. With an established distribution network, we believe that our HPD division is poised to leverage our experience and take advantage of new opportunities created by China’s WTO-based liberalization and government-mandated consolidation in the distribution industry.

     Through wholly owned subsidiaries, the HPD division imports healthcare and other products into China, carries them in inventory, sells them downstream for local currency, and pays the suppliers in foreign exchange.

     Our HPD division is comprised of three primary business units:

•	Retail Pharmacy Sales;

•	Hospital Dealer Sales; and

•	Logistics Services.

     Retail Pharmacy Sales

     Our HPD retail products business unit is focused on distribution, including sales and marketing, of branded healthcare and health-related consumer products through China’s burgeoning retail pharmacy sector. Sales began in mid-1998 in Shanghai and we currently distribute to 60 cities and nearly 1,400 stores, doing business with eight of the top ten retail pharmacy chains in China.

     Chindex initiated retail pharmacy distribution through an agreement with the world’s largest producer of cosmetic products. Our ability to closely control both inventory and distribution in China has proven important in the distribution of this product line. Chindex currently has expanded its distribution relationships for the retail pharmacy sales channel by establishing distribution rights to certain other premier brands, as well as its own brand of baby care products, manufactured by Chinese manufacturers to the Company’s detailed specifications.

     Several new product areas are under development by us in parallel with our planned expansion of distribution capabilities. All of these branded healthcare and health-related consumer products are subject to a strict regulatory regime in China and the process of registration of the products often presents substantial challenges.

     Hospital Dealer Sales

     Through our hospital dealer sales division, we serve the market for quality imported medical consumables and low-priced instrumentation sold in local currency via a network of sub-distributors located throughout China.

     Beginning April 1, 2005, Chindex has moved some of the products of the Hospital Dealer Sales business unit to the Medical Capital Equipment Division. The reason for this reorganization is to take advantage of the synergies that are believed to be available by offering a broader range of products under a single management structure.

     Logistics Services

     The HPD logistics services business unit operates the import and supply chain platform which supports the retail sales and hospital sales business units, as well as portions of Chindex’s Medical Capital Equipment division’s business. The business unit is also the turnkey supplier of medical consumables to our Healthcare Services division and provides logistic services for external clients as well. The unit runs distribution centers in Shanghai and Tianjin and additional local warehouses in eastern China.

     Our business strategy for the division is to seek a strategic partner to position the retail pharmacy and logistics platform we have developed for continued growth with expanded product offerings and increased external capital resources.

Healthcare Services Division

     United Family Hospitals and Clinics

     In 1997, we opened our first private, international standard hospital in Beijing which was the opening phase in the development of our United Family Hospital network. In late 2004 we opened our second United Family hospital in Shanghai, making us the only foreign-invested, multi-facility hospital organization in China. Our facilities are managed through a shared administrative network allowing cost and clinical efficiencies.

     The mission of our United Family Hospital network is to deliver top quality healthcare services to the largest urban centers in China. Our target patient base includes the expatriate communities and China’s growing upper-middle class. Emphasizing the need for well-care (routine visits in the absence of illness) and patient-centered care (involving the patient in healthcare decisions), United Family Hospitals offer a full range of top-quality family healthcare services, including 24/7 Emergency Rooms, ICUs and NICUs, operating rooms, clinical laboratory, radiology and blood banking services for men, women and children. An international standard hospital not only provides healthcare services at a level generally recognized and accepted internationally in the developed world, but also manages the hospital according to generally accepted international principles, such as transparency, infection control, medical records, patient confidentiality, peer review, etc. The hospitals are staffed by a mix of Western and Chinese physicians and operate in accordance with international hospital standards. Our facilities are also committed to community outreach programs and offer healthcare education classes, including CPR, Lamaze, and Stress Management.

     Both United Family Hospitals in Beijing and Shanghai are 50-bed models with affiliated satellite clinics strategically located to expand geographical reach and service offerings into our target patient markets. We maintain direct billing relationships with most insurers providing coverage for the expatriate communities in Beijing and Shanghai. We are actively working to facilitate development of a health insurance product that would provide top-tier coverage for the local Chinese market. Services provided to patients without insurance are on a cash basis.

     Our expansion plans include the development of additional United Family Hospitals in target cities in China including Xiamen and Guangzhou. In March of 2004 we announced that we had signed a Letter of Intent with Xiamen Zhongshan Hospital for possible establishment of a hospital in the city of Xiamen. Our plans also include the continued expansion of services in existing facilities and the opening of additional affiliated satellite clinics. In addition, we are exploring the possibility of marketing our hospital management expertise to third party facilities not owned and operated by Chindex. All of these expansion plans depend on the availability of capital resources, as to which there can be no assurances.

     Beijing United Family Hospital and Clinics – (BJU)

     The hospital is housed in a modern facility in the eastern section of Beijing, and features seven 5-star birthing suites, three operating theaters, a medical — surgical inpatient ward, a pediatric ward, two executive VIP suites, a NICU, an ICU, nursery, a clinical laboratory, extensive digital diagnostic imaging equipment, a pharmacy, 24-hour emergency department and six outpatient clinics.

     BJU completed a significant expansion development program in 2002 resulting in a doubling of the hospital’s capacity to its current size. In that year, we opened the first satellite clinic affiliated with United Family hospitals; the Beijing United Family Clinic – Shunyi, or the Shunyi Clinic. The Shunyi

Clinic is the only outpatient clinic located in the densely expatriate-populated suburb of Shunyi County. It is also located near the International School of Beijing.

      In June of 2005 we opened a second affiliated clinic in downtown Beijing. The opening of this facility completes the primary geographic coverage needed to access the full expatriate community in Beijing. Two additional clinics aimed at projecting United Family Hospital services into the more affluent Chinese neighborhoods are in the planning stages.

     BJU was the first officially approved healthcare joint venture to provide international-standard healthcare services in China. It was formed as a contractual joint venture between Chindex and the Chinese Academy of Medical Sciences with Chindex being entitled to 90% of the profits of the enterprise. BJU received the initial national level approvals from the Chinese Ministry of Health, or MOH, and Ministry of Foreign Trade and Economic Cooperation, or MOFTEC, in 1995.

     Shanghai United Family Hospital and Clinics – (SHU)

     In late 2001, Chindex received approval from the MOH and in early 2002 received approval from MOFTEC to open a second hospital venture, Shanghai United Family Hospital and Clinics (SHU). This second Chindex hospital is located in the Changning District of Shanghai, also a center of the expatriate community. This facility is also a contractual joint venture undertaking. Our partner is Changning District Central Hospital, with Chindex being entitled to 70% of the profits of the enterprise. At the same time, we opened the Shanghai Racquet Club Clinic affiliated with SHU, again geographically located in the expatriate residential district. Future affiliated clinics are being planned for the Pudong area, the other affluent expatriate sector of the city. The construction of SHU was interrupted by the SARS epidemic. When work resumed after the epidemic significant changes were made in areas of infection control and sterilization in accordance with the new regulations and standards that followed the SARS period.

Competition

     In the sale of products by the Medical Capital Equipment Division, we compete with other independent distributors in China that market similar products. In addition to other independent distributors, we face more significant competition from direct distribution by established manufacturers. In the medical products field we compete with General Electric Corporation, or GE, which maintains its own direct sales force in China as well as selling through distributors. In addition, since certain manufacturers, such as GE, market a wide variety of products under one brand name in China to different market sectors, those manufacturers may be better able than we are to establish name recognition across industry lines. For example, GE manufactures and markets other electrical products in China as well as other medical instruments not sold by us. We believe that GE, Phillips and Toshiba are the largest such direct competitors in the medical products field.

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

     At the present time, there are no Western-owned hospitals in Beijing that compete with Beijing United Family Hospital in catering to the expatriate diplomatic and affluent local Chinese markets. Although there are several foreign invested hospitals in Shanghai, these hospitals are focused on a different demographic segment than Shanghai United Family Hospital and do not pose a competitive threat in terms of drawing potential SHU patients away. There are, however, several Western-operated clinics and a variety of foreign-invested joint ventures that provide outpatient services in both Beijing and Shanghai.

Employees

     At March 31, 2005, the Company had 1,003 full-time salaried employees. Of these, 985 are in China and Hong Kong. Of the full-time personnel in China and Hong Kong, 112 are expatriates and 873 are Chinese or third country nationals. Of our non-U.S. based full-time employees, 569 are employed by the United Family Hospitals and Clinics.

Internet Information and SEC Documents

     Our Internet site is located at www.chindex.com. Copies of our reports and amendments thereto filed pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, including Annual Reports filed on Form 10-K, Quarterly Reports filed on Form 10-Q and Current Reports filed on Form 8-K may be accessed from the Company’s website, free of charge, as soon as reasonably practicable after we electronically files such reports with, or furnishes such reports to, the Securities and Exchange Commission (SEC). The information found on our Internet site is not part of this or any other report or statement Chindex files with or furnishes to the SEC.

ITEM 2. PROPERTIES

     Our representative headquarters in China are located at a newly renovated facility in Beijing. Our prior facility was designated for redevelopment in 2002 and, accordingly, we moved into new space in mid-2002. We have a ten-year lease for this new space. We also lease regional offices in the Chinese cities of Shanghai, Guangzhou and Tianjin. Our executive and administrative offices are located in Bethesda, Maryland, which provides access to nearby Washington, D.C. These facilities are used by corporate administration, the Medical Capital Equipment Division and the Healthcare Products Distribution Division.

     We also lease a four-story building of approximately 52,000 square feet in Beijing for Beijing United. This lease expires in 2010. In 1998, the Hospital entered into a lease for the building housing the dental clinic. This lease also expires in 2010. We initially renovated the first two floors of the main building for Beijing United Family Hospital. We had subleased the remaining two floors until the end of 2001, when the tenant moved out of the space, allowing the hospital to renovate the space for hospital use. This renovation was completed in 2002. This facility is used by the Healthcare Services Division.

     We have an 18-year lease for our new hospital facility in Shanghai. The lease is for a four-story stand-alone building on the grounds of the Shanghai Changning District Central Hospital. The building has approximately 54,000 square feet. This facility is used by the Healthcare Services Division.

ITEM 3. LEGAL PROCEEDINGS

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

Part II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER REPURCHASES OF EQUITY SECURITIES

Our common stock is listed on The NASDAQ SmallCap Market under the symbol “CHDX.” The following table shows the high and low common stock closing prices as quoted on the Nasdaq SmallCap Market. Such quotations reflect interdealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. The closing prices below have been adjusted to give effect to two two-for-one stock splits in the form of 100% stock dividends, the first of which was in September 2003 and the second of which was in January 2004.

	High	Low
Year Ended March 31, 2004:
First Quarter	$5.10	$2.12
Second Quarter	11.10	5.05
Third Quarter	17.92	8.23
Fourth Quarter	23.00	9.54
Year Ended March 31, 2005:
First Quarter	14.00	9.05
Second Quarter	10.20	6.21
Third Quarter	11.37	7.40
Fourth Quarter	10.24	6.15

     As of June 1, 2005, there were 42 record holders of our common stock and six record owners of our Class B common stock. We have never declared or paid cash dividends on our common stock. We currently intend to retain all available funds and future earnings, if any, for use in the operation and expansion of our business and do not anticipate paying dividends in the foreseeable future. We did not repurchase any shares of common stock in the fourth quarter of fiscal 2005.

     Equity compensation plan information as of March 31, 2005 is as follows:

	(a)	(b)	(c)
Number of
Securities
Remaining
Available
for
	Number of		Future Issuance
	Securities to Be		Under
	Issued Upon	Weighted Average	Equity
	Exercise of	Exercise	Compensation
	Outstanding	Price of Outstanding	Plans (excluding
	Options,	Options, Warrants	securities
	Warrants and	and	reflected in column
Plan Category	Rights	Rights	(a)
Equity Compensation Plans Approved By Security Holders

1994 Stock Option and Grant Plan	1,113,144	$4.85	76,800

2004 Stock Option and Grant Plan	0	0	500,000

Approved By Security Holders Equity Compensation Plans Not	None	None	None

Total	1,113,144		576,800

     Other information required by this Item can be found in Note 5 Stockholder’s Equity.

PART II

ITEM 6. SELECTED FINANCIAL DATA

			Three months ended
	Year ended March 31,		March 31,		Year ended December 31,
	2005	2004	2003	2002	2002	2001	2000
			(unaudited)
			(in thousands, except for per share data)
Statement of Operations Data
Net sales	$100,775	$88,183	$21,849	$15,578	$70,617	$56,118	$45,064
Percent increase over prior period	14%	25%	40%	47%	26%	25%	21%
(Loss) income from operations	(5,458)	(1,590)	222	(293)	183	(419)	116
Other (expenses) income	(257)	(111)	(66)	(12)	(126)	726	664
Net (loss) income before income taxes	(5,715)	(1,923)	156	(305)	19	307	780
Benefit from (provision for) income taxes	57	(64)	(80)	113	240	77	(139)
Net (loss) income	(5,658)	(1,987)	76	(192)	259	384	641
Net (loss) income per share-basic	(1.06)	(.53)	.02	(.05)	.07	.10	.17
Net (loss) income per share-diluted	(1.06)	(.53)	.02	(.05)	.07	.10	.17
Market closing price per share – end of year	6.18	10.09	2.00	2.78	1.86	3.18	1.53
Book value per share at end of period	3.84	3.89	3.79	3.65	3.77	3.71	3.61
Cash dividends declared	.00	.00	.00	.00	.00	.00	.00

Balance Sheet Data (at end of period):
Total assets	$57,288	$47,851	$42,340	$32,859	$43,126	$33,369	$36,498
Long term liabilities	2,873	125	3,734	0	3,609	0	0
Total stockholders’ equity	24,963	17,198	14,044	13,497	13,968	13,611	13,235

			Three months ended
	Year ended March 31,		March 31,		Year ended December 31,
	2005	2004	2003	2002	2002	2001	2000
	(unaudited)
Segment information:
Medical Capital Equipment-sales	$42,957	$33,836	$7,716	$6,653	$28,708	$25,819	*
Medical Capital Equipment -gross margin percent	26%	28%	32%	22%	27%	29%	*
Medical Capital Equipment –operating (loss) income	(11)	(269)	521	(174)	198	439	*
Healthcare Products Distribution-sales	35,017	38,393	10,663	6,126	28,946	21,520	*
Healthcare Products Distribution-gross margin percent	12%	12%	10%	12%	13%	13%	*
Healthcare Products Distribution-operating loss	(2,603)	(641)	(121)	(161)	(601)	(1,316)	*
Healthcare Products-sales	*	*	*	*	*	*	$39,049
Healthcare Products-gross margin percent	*	*	*	*	*	*	24%
Healthcare Products-operating (loss) income	*	*	*	*	*	*	(66)
Healthcare Services-sales	22,801	15,954	3,470	2,799	12,963	8,779	6,015
Healthcare Services-operating (loss) income	(2,844)	(680)	(178)	42	586	458	218

*	We expanded to three segments in 2002 and restated 2001. We changed our fiscal year end to March 31 as of 2004.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     Chindex International, Inc. is a Delaware corporation with headquarters located in the Washington, D.C. metropolitan area. We were founded in 1981 and currently are an American provider of healthcare products and services to China, including Hong Kong. We operate in three business segments:

•	Medical Capital Equipment Division. This division markets, sells and facilitates the export of select capital healthcare equipment and instrumentation to China on the basis of both exclusive and non-exclusive agreements with the manufacturers of these products. We believe, based on our knowledge and experience in the Chinese healthcare system, that we are the largest independent U.S. distributor of healthcare equipment in China. For the fiscal year ended March 31, 2005, the Medical Capital Equipment Division accounted for 43% of our revenue.

•	Healthcare Products Distribution Division. This division, through a network of wholly owned foreign subsidiaries in China, imports and distributes off-the-shelf healthcare instrumentation and health-related consumable products developed by third parties. For the fiscal year ended March 31, 2005, the Healthcare Products Distribution Division accounted for 35% of our revenue.

•	Healthcare Services Division. This division operates our private hospitals and clinics. Beijing United Family Hospital and Clinics (BJU) opened in 1997 and Shanghai United Family Hospital and Clinics (SHU) opened at the end of 2004. We have opened satellite clinics associated with our hospitals in both Beijing and Shanghai. For the fiscal year ended March 31, 2005, the Healthcare Services Division accounted for 22% of our revenue.

     Substantially all of our assets are located in China and substantially all our revenues are derived from our operations in China. Accordingly, our business, financial condition and results of operations are subject, to a significant degree, to economic, political and legal developments in China. The economic system in China differs from the economics of most developed countries in many respects, including government investment, level of development, control of capital investment, control of foreign exchange and allocation of resources.

     Our Medical Capital Equipment Division and Healthcare Products Distribution Division are subject to challenges and risks as a result of our dependence on our relations with suppliers of equipment and products. In addition, the timing of our revenue from the sale of medical capital equipment is affected by the availability of funds to customers in the budgeting processes of those customers, the availability of credit from the Chinese banking system and otherwise. The timing of sales of such equipment may depend on the timing of our customers’ ability to arrange for credit sources. Further, because we recognize revenue and expenses relating to certain contracts as such products are shipped, the timing of shipments, among other things, affects our operating results for a particular period. Consequently, our operating results have varied and are expected to continue to vary from period to period.

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

     Some of our accounting policies require higher degrees of judgment than others in their application. These include revenue recognition, receivable collectibility and income tax recognition of deferred tax items. In addition, Note 1 to the Consolidated Financial Statements includes further discussion of our significant accounting policies.

Revenue recognition

     Sales of equipment and healthcare products are recognized upon product shipment. We provide installation, warranty, and training services for certain of our capital equipment sales. These services are viewed as perfunctory to the overall arrangement and are not accounted for separately from the equipment sale. Costs associated with installation, after-sale servicing and warranty are not significant and are recognized in cost of sales as they are incurred. The estimated cost for training services is accrued upon shipment.

     Revenue related to services provided in our Healthcare Services segment is recognized in the period services are provided. Revenue includes an estimate of services at the end of the period for patients who have not completed service. Costs associated with such services are recognized in the period incurred.

Receivable collectibility

     We grant credit to some customers in the ordinary course of business. We evaluate collectibility of accounts receivable periodically and adjust our allowance for doubtful accounts accordingly. Bad debts are experienced predominately in the Healthcare Services business and to a lesser extent in the Medical Capital Equipment business. We have experienced few losses in the Healthcare Products Distribution business.

     We incurred bad debt expense in healthcare services of $920,000, $777,000 and $118,000 in the years ended March 31, 2005 and 2004, and three months ended March 31, 2003, respectively and $508,000 in the remaining two divisions only for the year ended March 31, 2005. In addition, we increased the reserve for doubtful accounts from $1,131,000 at March 31, 2004 to $1,851,000 at March 31, 2005 as the result of a detailed review of accounts receivable.

Valuation allowance of deferred tax assets

     Our operations are taxed in various jurisdictions including the United States and China. In certain jurisdictions individual subsidiaries are taxed separately. We have identified deferred tax assets resulting from cumulative temporary differences at each balance sheet date. A valuation allowance is provided for those deferred tax assets for which we are unable to conclude that it is more likely than not that the tax benefit will be realized.

     We have provided substantial deferred tax valuation allowances for certain deferred tax assets related to various subsidiaries in China in the year ended March 31, 2005 because we are not able to conclude that it is more likely than not that those assets will be realized. We released deferred tax valuation allowances totaling $660,000 in the year ended December 31, 2002 based on assessments in those years that it was more likely than not that we would be able to use our U.S. federal net operating loss carryforwards. Certain of these benefits were realized in tax filings for the period ended March 2003. These U.S. net operating loss carryforwards do not expire before 2024.

Fiscal year ended March 31, 2005 compared to fiscal year ended March 31, 2004

General

     Our revenue for 2005 was $100,775,000, up 14% from 2004 revenue of $88,183,000. We experienced continued revenue growth in the medical capital equipment and healthcare services segments, with revenue growth of 27% in the medical capital equipment segment and 43% in the healthcare services segment, as compared to the prior year. We experienced a 9% decrease in revenue over the prior year in our healthcare products distribution segment, the reasons for which are discussed below. Costs and expenses were $106,233,000 for fiscal 2005 as compared with costs and expenses of $89,773,000 for fiscal 2004. The increased costs in particular segments are discussed below. In general, however, greater than anticipated increased costs were experienced principally in the healthcare services segment in connection with the expansion of hospital services in Beijing and the commencement of services in Shanghai and to a lesser extent in the other two segments. We recorded a net loss of $5,658,000 for fiscal 2005, as compared to a net loss of $1,987,000 for fiscal 2004. There were a number of increased costs at the parent level of the Company, including significant increases related to local entity excise taxes and increased corporate governance, including in general Sarbanes-Oxley compliance and in particular preparation for compliance with section 404 thereof and an increase in our allowance for doubtful accounts. The largest parent level increases, which have been allocated among the segments as described below, include increased payroll of $447,000 and increased professional fees of $118,000 both substantially related to compliance and corporate reporting, increased excise taxes of $221,000, and increased rent of $249,000.

     Our business operations in fiscal 2006 will focus on cost reduction programs at the corporate level and cost containment programs at the operating division level. We expect continued growth generally in line with levels achieved in 2005 in the medical capital equipment and healthcare services segments. We have reorganized certain hospital product offerings in the healthcare products distribution division and have initiated a search for a strategic partner in the retail pharmacy business unit of that segment.

Medical Capital Equipment Segment

     The medical capital equipment segment exports high quality Western medical capital equipment to the China market. In fiscal 2005, this segment had revenue of $42,957,000, a 27% increase over revenue of $33,836,000 in fiscal 2004. The revenue increase reflects the continued development of and revenue from new sales channels for our capital medical equipment, involving greater use of local Chinese sub-distributors, as well as the fact that SARS was a significant negative factor in the prior year. Finally, the addition of a new range of medium-priced ultrasound products from Siemens enabled us to penetrate new market segments, thus helping to increase sales.

     Gross profit for the medical equipment segment in fiscal 2005 increased to $11,381,000 from $9,427,000 in fiscal 2004, and as a percentage of revenue was 26% in the recent year as compared to 28% in the prior year. The reduction in gross profit margin is a function of the increased use of channel sales, (i.e. sales through Chinese subdistributors) where the available commission to the Company is slightly less than in a direct sale. Sales under government backed financing arrangements also are made at lower gross profit margins and the gross profit margin may trend downward in those periods where we have significant loan and channel sales.

     Expenses for the medical capital equipment segment in fiscal 2005 increased to $11,392,000 from $9,696,000 in the twelve months ended March 31, 2004 and, as a percentage of revenue over the periods, decreased to 27% from 29%. Salaries for the segment in fiscal 2005 increased by $585,000 over fiscal 2004, and as a percentage of revenue was 10% compared to 11% for the twelve months ended March 31, 2004. Other costs increased $1,111,000 over the periods, primarily due to the segment’s allocated portion of additional parent-level administrative expenses and bad debt expenses. The segment had a loss from operation of $11,000 in the recent period, compared with a loss from operations of $269,000 in the prior period.

     In fiscal 2006 the medical capital equipment segment will focus on cost containment and expansion of market penetration primarily through continuing growth in the use of local subdistributor networks. We will also intend to continue to add new products and technologies to our offerings.

Healthcare Products Distribution Segment

     The healthcare products distribution segment distributes medical consumables and healthcare products from inventories maintained locally in China to a network of sub-dealers and pharmacies on a local currency basis. In fiscal 2005, this segment had a decrease in revenue of 9% to $35,017,000 as compared to revenue of $38,393,000 in fiscal 2004. The decrease in revenue during the recent period was attributable to faster than expected phase-out of third party logistics services, the readjustment of distribution territories by a large supplier and delays in the program for the rollout of additional branded products in the retail pharmacy business.

     Gross profit in fiscal 2005 decreased to $4,101,000 from $4,788,000 in the twelve months ended March 31, 2004. As a percentage of revenue, gross profit from the healthcare products distribution segment for the current year was 12%, approximately the same percentage as in the prior year. We encountered increased pricing pressures from our current suppliers and thus did not realize the expected increase in gross profit margin. In addition, with respect to our retail product sales through Chinese pharmacies, as part of the annual distributor agreement review process, effective January 1, 2005 our territory for one large supplier was significantly reduced. Although, as noted above, this reduction led to decreased revenues in the current period, going forward we intend to offset this decrease to a significant extent with an increase in the number of pharmacy outlets covered in the retained provinces based on our supplier’s announced intention to expand market penetration.

     Expenses for the healthcare products distribution segment in fiscal 2005 increased to $6,704,000 from $5,429,000 in fiscal 2004, and increased to 19% as a percentage of revenue as compared to 14% for prior period. Salaries for the segment increased $279,000 primarily due to the timing of payment of bonuses to employees. In addition, other expenses increased $996,000, primarily due to the segment’s allocated portion of additional parent-level administrative costs, increased promotion expenses of $268,000 and bad debt expense. The segment had a loss from operations of $2,603,000 in the recent period, compared with a loss from operations of $641,000 in the prior period.

     In fiscal 2006 the healthcare products distribution segment will focus on cost containment and strategic positioning of the retail pharmacy business unit. We have begun exploring opportunities to diversify our supplier base through strategic relationships with other potential business partners.

Healthcare Services Segment

     During fiscal 2005, the healthcare services segment consisted of an international standard private healthcare facility, Beijing United Family Hospital and Clinics (“BJU”), an affiliated satellite clinic in Beijing, our new hospital in Shanghai, Shanghai United Family Hospital and Clinics (“SHU”), and a clinic affiliated with SHU.

     For the first nine months of fiscal 2005, SHU was in development. SHU received its operating license from the Chinese government on October 19, 2004 and held its opening ceremony on October 21, 2004. SHU was considered fully operational as of January 1, 2005 when inpatient services began. Development costs related to SHU were $2,044,000 for the nine month period, an increase from $780,000 in fiscal 2004.

     For fiscal 2005, the revenue from the segment was $22,801,000, an increase of 43% over fiscal

2004 revenue of $15,954,000. The increased revenues were primarily attributable to growth in patient volumes partially due to increased services in the Beijing market and to a lesser degree the opening of the new facility in Shanghai. During the prior year the hospital was significantly impacted by the SARS crisis in Beijing, which was principally responsible for the loss in that year. Healthcare services operating costs increased for fiscal 2005 to $23,601,000, a 49% increase over fiscal 2004 costs of $15,854,000. Salaries increased by $4,830,000 (salaries were 58% and 53% of revenue for fiscal years 2005 and 2004, respectively). These increases were due primarily to the costs associated with increased services offered, the period of preparation for JCI accreditation at the BJU facility and three months opening of the Shanghai facilities. Other costs increased $2,917,000, primarily due to increases in direct patient care expenses, other professional fees, excise taxes and depreciation. The healthcare services segment had a loss from operations of $2,844,000 (including $2,044,000 of development expenses) in fiscal 2005, compared with a loss from operations of $680,000 (including $780,000 of development expenses) in the prior year.

     In fiscal 2006 the healthcare services segment will focus on cost containment and continued growth in both the Beijing and Shanghai markets. Subject to the availability of capital, we will continue to ramp-up operations in Shanghai, expand services at all facilities and open a new affiliated satellite clinic in Beijing. We also expect to receive JCI accreditation for our main facility in Beijing during the year.

Other Income and Expenses

     Interest expense incurred on short-term capitalized leases of $189,000, short-term debt of $2,839,000, long-term capitalized leases of $124,000 and long-term debt of $2,749,000 amounted to $318,000 whereas we had $249,000 in the prior period. Interest expense of $229,000 for the current period is net of $89,000 of capitalized interest. The long-term debt is for the development of SHU (see “Liquidity and Capital Resources”). There was no capitalized interest in the prior year because no substantial borrowings had occurred.

Taxes

     We recorded a $57,000 benefit from taxes in fiscal 2005 as compared to a provision for taxes of $64,000 for fiscal 2004. Our deferred tax asset increased by $1,871,000. We also recorded an additional valuation allowance of $1,670,000 that relates primarily to the China operations. The valuation allowance was recorded due to the conclusion that the realization of the tax benefit is currently unknown for the China operations. The remaining tax benefit of $201,000 was recorded for the US operations. This tax computation is in accordance with current accounting standards but assumes a certain level of future profitability. We believe the recognition of the $201,000 in deferred tax assets properly recognizes the benefits we have achieved as a result of our tax restructuring and expect to utilize a substantial portion of the loss carry-forward benefit in fiscal years 2006 and 2007. We have provided a 100% valuation allowance on deferred tax benefits related to losses incurred at Shanghai United, since it has no operating history to support a conclusion that realization of the tax benefit is more likely than not.

Fiscal 2004 compared to twelve months ended December 31, 2002

General

     Our revenue for fiscal 2004 was $88,183,000, up 25% from the twelve months ended December 31, 2002 revenue of $70,617,000. We experienced continued revenue growth in each of the three segments of the business, with revenue growth of 18% in the medical capital equipment segment, 33% in the healthcare products distribution segment, and 23% in the healthcare services segment, compared to the twelve months ended December 31, 2002. The growth in revenue in the medical capital equipment and healthcare products distribution segments was primarily a result of increased marketing and sales efforts and expense. The growth in revenue in the healthcare services segment was primarily a result of expanded services offered at Beijing United, including the addition of staff to support those services. Costs and expenses were $89,773,000 for fiscal 2004 as compared with costs and expenses of $70,434,000 for the twelve months ended December 31, 2002. We recorded a net loss of $1,987,000 for fiscal 2004, as compared to net income of $259,000 for the twelve months ended December 31, 2002. Each of our three segments experienced an operating loss in fiscal 2004. We believe that there are three principal reasons for the loss from operations for the fiscal year. First, the fiscal year was marked by the extraordinary experience of dealing with Severe Acute Respiratory Syndrome (SARS), which had a significant negative impact in a variety of ways on our business. Normal Beijing business activity came to a near standstill resulting in the delay of contract negotiations for the sale of medical capital equipment and hospital visits were far below our expectations as foreign residents in Beijing left the capital. Second, the lack of government-sponsored loan programs in the period also adversely impacted the volume of our sales. Third, we continued to incur operational expenses in connection with SHU, while the opening of that hospital was delayed due to a number of factors. Cost increases for the segments are discussed below. There were a number of increased costs at our parent level, including for an upgrade of our data systems in China and new offices in Beijing. The largest parent level increases, which have been allocated among the segments as described below, include increased payroll of $163,000, increased professional fees of $117,000, increased accounting and legal fees of $82,000, and increased rent of $136,000.

Medical Capital Equipment Segment

     The medical capital equipment segment exports high quality Western medical capital equipment to the China market. In fiscal 2004, this segment had revenue of $33,836,000, an 18% increase over revenue of $28,708,000 in the twelve months ended December 31, 2002. Loss from operations was $269,000 in fiscal 2004 compared with income from operations of $198,000 in the twelve months ended December 31, 2002.

     Gross profit in fiscal 2004 increased to $9,427,000 from $7,822,000 in the twelve months ended December 31, 2002. Gross profit margin for the medical capital equipment segment for the recent fiscal year was 28% as compared to 27% in the prior period. Expenses for the medical capital equipment segment in fiscal 2004 increased to $9,696,000 from $7,624,000 in the twelve months ended December 31, 2002 and, as a percentage of revenue over the periods, increased to 29% from 27%. Payroll for the segment in fiscal 2004 increased by $864,000 over payroll in the twelve months ended December 31, 2002, and as a percentage of revenue was 11% compared to 10% for the twelve months ended December 31, 2002. The payroll increase was primarily due to increased sales personnel in connection with expanding the marketing of the segment’s products. In addition, travel and entertainment expenses for the segment increased $428,000. Other costs increased $781,000 over the periods, primarily due to the segment’s allocated portion of additional parent-level administrative expenses and higher costs for new customs fees related to parts purchases, promotion, meeting expenses and telephones.

Healthcare Products Distribution Segment

     The healthcare products distribution segment, consisting of medical consumables and personal healthcare products, had revenue growth of 33% to $38,393,000 fiscal 2004, as compared to revenue of $28,946,000 in the twelve months ended December 31, 2002. The segment had a loss from operations of $641,000 in the recent fiscal year, compared with a loss from operations of $601,000 in the twelve months ended December 31, 2002. We anticipate that revenue growth in this segment will be slower as several customers contemplate and effectuate direct sales and new products are subjected to an increasingly formalized Chinese regulatory process. For example, one significant client, Becton-Dickenson, had recently established a subsidiary in China that performs the logistical services previously performed by our healthcare products distribution division. Another client, Guidant, established a similar subsidiary in China. This transition away from lower margin logistical services is consistent with the division’s strategy of prioritizing higher margin business. With respect to delays in the Chinese regulatory process, the launch of new products required longer lead times, due to the fact that China’s regulatory environment is becoming more professional, bureaucratic and transparent, resulting in longer regulatory cycle time. During the regulatory approval process, some products that the division planned to launch encountered delays. The division’s local currency sales of medical consumables and personal healthcare products are made from inventories maintained locally in China (see “Foreign Currency Exchange and Impact of Inflation”) to a network of sub-dealers and pharmacies.

     Gross profit in fiscal 2004 rose to $4,788,000 from $3,856,000 in the twelve months ended December 31, 2002. Gross profit margin from the healthcare products distribution segment decreased to 12% for the 2004 fiscal year from 13% for the twelve months ended December 31, 2002.

     Expenses for the healthcare products distribution segment in fiscal 2004 increased to $5,429,000 from $4,457,000 in the twelve months ended December 31, 2002, but decreased to 14% as a percentage of revenue as compared to 15% for the twelve months ended December 31, 2002. Payroll for the segment increased $281,000 primarily due to increased staff compensation. In addition, travel and entertainment expense for the segment was relatively unchanged while other costs increased $694,000, due primarily to the segment’s allocated portion of additional parent-level administrative costs, increased other professional fees of $221,000 and $163,000 in promotion.

Healthcare Services Segment

     The healthcare services segment consists of two Western style primary care hospitals, Beijing United Family Hospital and Clinics (BJU) and Shanghai United Family Hospital and Clinics (SHU), which continued to be under construction, as well as an affiliated satellite clinic in Beijing. For fiscal 2004, the revenue from this segment was $15,954,000, an increase of 23% over the twelve months ended December 31, 2002 revenue of $12,963,000. The segment had a loss from operations of $680,000 in the recent fiscal year, compared with income from operations of $586,000 for the twelve months ended December 31, 2002. During the recent fiscal year, the hospital was significantly negatively impacted by the SARS crisis in Beijing. Many of BJU’s expatriate patients left the country and many others deferred visits during the April to August period. Healthcare services costs increased for fiscal 2004 to $16,634,000, a 34% increase over the twelve months ended December 31, 2002 costs of $12,377,000. This increase was due primarily to the costs associated with adding to BJU dermatology services and an intensive care unit plus $780,000 of operating expenses of the not yet open SHU facility. Payroll increased by $2,181,000 (payroll was 55% of revenue for fiscal 2004 and 50% for the twelve months ended December 31, 2002), with all other costs increasing a total of $2,027,000, including increases of $679,000 in bad debt accounts, $437,000 in other professional fees and $193,000 in depreciation. During fiscal 2004, in the process of the ongoing roll-out of our new clinical and financial reporting systems throughout this segment, we completed a review of all accounts receivable reflected on our predecessor systems. The increase in our bad debt accounts over periods is primarily based on our determinations in that review that certain patients and/or responsible parties had departed China or otherwise practically became unreachable. The rollout of our new systems also impacted our allowance for doubtful accounts. In addition to our normal reviews, the review of all accounts in connection with the roll-out resulted in an increase in our allowance for doubtful accounts from $883,000 at December 31, 2002 to $1,131,000 at March 31, 2004. Our new systems are designed to better monitor our accounts receivable aging.

     The opening of SHU, which was originally scheduled for the fall of 2003, did not occur until the fall of 2004. The delay in opening the new hospital was due to a number of factors. During the SARS epidemic, travel between Beijing and Shanghai was very difficult and proved a major disruption in the schedule. After the SARS experience ended, we decided to reevaluate the SHU design in light of lessons learned during the epidemic. As a result of this reevaluation, a number of specific design changes were made, such as adding a fever clinic, changing the air conditioning system and increasing the number of rooms where negative pressure could be utilized.

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

Other Income and Expenses

     Interest expense on short-term capitalized leases of $123,000, short-term debt of $5,668,000 and long-term capitalized leases of $125,000 amounted to $249,000 whereas we had $54,000 the prior period. Over $2,900,000 of short-term debt is for the development of SHU that is currently under construction (see “Liquidity and Capital Resources”).

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

     Gross profit in the three months ended March 31, 2003 increased to $2,474,000 from $1,439,000 in the three months ended March 31, 2002. Gross profit margin for this segment for the recent period was 32% as compared to 22% in the prior period. The increase in gross profit margin is primarily attributable to two factors. First, we had made this a priority for our sales staff and instituted additional reporting and reviewed margin issues on a contract-by-contract basis. Accordingly, where a salesperson might previously have been inclined to accept an offer from a customer to purchase our equipment at a less than optimum margin, the salesperson knew that the contract would be reviewed critically once it was brought back to our senior review staff. This created an additional incentive for the salesperson to seek better pricing from the customer. Second, in the recent period there were no loan program sales, which typically are at a lower gross margin because we are not required to provide warranty service. Thus, in periods where there are loan program sales, such as the three months ended March 31, 2002, the average gross profit margin is often lower because of the inclusion of these lower-margin loan sales in the mix. Further, to the extent, as we intend, that in future periods a larger portion of sales are made through sub-dealers, which are local Chinese distributors, then our gross profit margin may be proportionately lower. Sub-dealers represent an additional layer in the distribution process and their compensation reduces our profit. They purchase our products and resell them to customer hospitals. We cannot yet quantify the impact such increase might have or the extent thereof and the related cost cannot as yet be determined.

     Expenses for the medical capital equipment segment in the three months ended March 31, 2003 increased to $1,953,000 from $1,609,000 in the three months ended March 31, 2002 and as a percentage of revenue over the periods increased to 25% from 24%. Salaries for the segment in the three months ended March 31, 2003 increased by $238,000 from the three months ended March 31, 2002, and as a percentage of revenue over the periods increased to 11% from 9%. The salary increase was primarily due to increased payroll benefits mandated by the Chinese government and increased commissions. In addition, travel and entertainment expenses for the segment decreased $11,000. Other costs increased $101,000 over the periods, primarily due to additional administrative expenses offset by lower costs for exhibitions.

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

Healthcare Services Segment

     For the three months ended March 31, 2003, the revenue from this segment was $3,470,000, an increase of 24% over the three months ended March 31, 2002 revenue of $2,799,000. The segment had a loss from operations of $178,000 in the recent period, compared with income from operations of $42,000 in the prior period. During the recent period, the hospital completed the $2.6 million expansion of its Beijing facility, which contributed to increased patient visits as well as increased inpatient stays over the periods. Total inpatient days in the hospital increased to 669 in the three months ended March 31, 2003 from 518 in the three months ended March 31, 2002, an increase of 29%. For outpatient clinic visits, total clinic visits increased to 13,152 in the three months ended March 31, 2003, from 12,200 for the three months ended March 31, 2002, an increase of 8%. Healthcare services costs increased 32% over the periods from $2,757,000 to $3,648,000. This increase was due primarily to the costs associated with expanded services offered. Payroll increased by $452,000 (payroll was 56% and 54% of revenue for the three months ended March 31, 2003 and 2002, respectively), with all other costs increasing $445,000, including increases of $186,000 in development expenses related to SHU, $90,000 in doubtful accounts reserve, $134,000 in professional fees and $90,000 in rent expense.

     Other Income and Expenses

     Interest expense on short-term debt of $696,000 and long term debt of $3,734,000 amounted to $51,000 whereas we had little expense in the prior period. The long-term debt relates to the development of SHU that is currently under construction (see “Liquidity and Capital Resources”).

     Taxes

     We recorded an $80,000 provision for taxes for the three months ended March 31, 2003 as compared to a benefit from taxes of $113,000 for the three months ended March 31, 2002.

Liquidity and Capital Resources

     As of March 31, 2005, our cash and cash equivalents, net accounts receivable and net inventories were $8,173,000, $15,826,000 and $10,856,000, respectively, as compared to $6,791,000, $17,374,000 and $10,363,000, respectively, as of March 31, 2004.

     As of March 31, 2005, our short-term loan payable was comprised entirely of bank loans of $2,839,000. BJU has a short-term financing arrangement in China with the Hong Kong and Shanghai Banking Corporation (HSBC) for $600,000 in revolving loans bearing interest at 1.5% over the three-month Singapore Interbank Money Market Offer Rate (SIBOR). Also, a line of credit is included in the arrangement with HSBC for up to $1,200,000, bearing interest at 2.25% over SIBOR and having a term of up to three years. As of March 31, 2005, the balances on these credit lines were $600,000 and $603,000, respectively. The remaining $1,636,000 of short-term loan payable is the current portion of a $4 million loan facility for SHU with HSBC.

     We opened our hospital facility in Shanghai in October 2004, the cost of which was financed through (i) vendor financing (ii) local bank borrowings and (iii) proceeds of the sale of 1.5 million shares of common stock and warrants. The local bank borrowing for SHU consists of the $4 million loan facility with HSBC referenced above, which was fully utilized during calendar 2004. Of this loan, in addition to the $1,636,000 that is classified as short-term, $2,006,000 is classified as long-term. The long-term facility has a five-year term and an interest rate of 2.5% over the six month SIBOR. We have guaranteed the full amount of the HSBC facilities.

     As of March 31, 2005, letters of credit in the aggregate amount of approximately $141,000 were outstanding and we had no borrowings outstanding under our $1,750,000 credit facility with M&T Bank, which remains available. The borrowings under the credit facility bear interest at 1% over the three-month London Interbank Offered Rate (LIBOR).

     In fiscal 2005, we also received a portion of the net proceeds of a sale of 1.5 million shares of common stock and warrants to purchase 300,000 shares at an exercise price of $9.00 per share, which proceeds were received on March 31, April 1 and May 5, 2004 (the “2004 Private Placement”). Although the total net proceeds from the 2004 Private Placement were approximately $12.1 million, the amount received in fiscal 2005 was approximately $7.2 million. Such net proceeds were used to repay a portion of our vendor financing, for capital expenditures, and for working capital purposes.

     At the end of fiscal 2005, we consummated a second sale of shares of common stock and warrants (the “2005 Private Placement”). In connection therewith, on March 24, 2005, the Company received approximately $6 million of net proceeds for the sale of 1,080,397 shares of common stock and warrants to purchase an additional 378,137 shares at an exercise price of $6.00 per share. The net proceeds were used for working capital purposes.

     Over the next twelve months we anticipate capital expenditures of $2-6 million; however, substantially all of these expenditures are expected to be elective and subject to the availability of capital. We intend to finance these expenditures as well as our other cash requirements principally through availability under a vendor financing arrangement available through August 2009, which provides for up to $4 million in credit facilities at an interest rate of 5% per annum. Each grant of credit under the facility expires after 18 months to be replaced by subsequent purchases and payables. In addition we intend to finance expenditures through additional bank loans, to the extent available, as well as through current cash and cash flow from operations. With respect to bank financing, we have been engaged in discussions in China with several local and international banks after an increase in our existing credit facility from HSBC was not forthcoming. We continue to consider various other financing alternatives to satisfy our future expansion, capital improvements and equipment requirements. If we are unable to obtain additional financing we may have to curtail or terminate certain operations.

     We continue to consider various other financing alternatives to satisfy our future expansion, capital improvements and equipment requirements.

     The following table sets forth our contractual obligations as of March 31, 2005:

	(thousands)
	Total	2006	2007	2008	2009	2010	Thereafter
Line of credit	$1,203	$1,203	$0	$0	$0	$0	$0
Bank Loan	3,641	1,636	669	668	668	0	0
Vendor financing	744	149	149	149	149	148	0
Capital leases	335	177	56	40	39	23	0
Operating leases	13,114	2,387	2,134	1,876	1,339	1,274	4,104

Total contractual obligations	$19,037	$5,552	$3,008	$2,733	$2,195	$1,445	$4,104

     For information about these contractual obligations, see Notes 4 and 8 to the consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.

Timing of Revenue

     The timing of our revenue is affected by several factors. The sales of certain products sold by our Medical Capital Equipment division often require protracted sales efforts, long lead times and other time-consuming steps. For example, many end users are required to purchase capital equipment through a formal tendering process which often entails an extended period of time before the sale can be completed. Further, in light of the dependence by purchasers of capital equipment on the availability of credit, the timing of sales may depend upon the timing of our or our purchasers’ abilities to arrange for credit sources, including loans from local Chinese banks or financing from international loan programs such as those offered by Export-Import Bank. As a result, our operating results have varied and are expected to continue to vary from period to period and year to year. In addition, a relatively limited number of orders and shipments may constitute a meaningful percentage of our revenue in any one period. As a result, a relatively small reduction in the number of orders can have a material impact on our revenue in any year. Further, because we recognize revenue and expense as products are shipped, the timing of shipments could affect our operating results for a particular period. At the same time, a significant percentage of our revenue is attributable to hospital services and local currency sales through the HPD, both of which have more even revenue streams.

Foreign Currency Exchange and Impact of Inflation

     Our results of operations for the periods discussed have not been significantly affected by inflation or foreign currency fluctuation. Since we receive over 65% of our revenue in local Chinese currency, we have some foreign currency risk. Changes in the valuation of the Chinese Renminbi or Hong Kong dollar may have an impact on our results of operations in the future. Our subsidiaries, Chindex Tianjin, Chindex Shanghai, Beijing United, and Shanghai United, sell products and services in Renminbi. For over 20 years the Chinese and Hong Kong dollars have been pegged to the US dollar. While discussions about the possible removal of this pegged rate have been in the news we do not believe at this time any change is imminent. Also, Chinese currency is not freely tradable and we do not hedge our transactions. We monitor the situation globally and continue to keep up with the discussion. While there can be no assurances that a change will not occur, we do not believe any such change will have a material adverse effect.

     We also have purchased and will continue to purchase some products in freely transferable Western currencies other than U.S. dollars and have sold and will continue to sell such products in China for U.S. dollars. To the extent that the value of the U.S. dollar declines against such a currency, we could experience a negative impact on profitability. We anticipate hedging transactions wherever possible to minimize such negative impacts. Currently there are no such hedges.

     As part of our risk management program, we also perform sensitivity analyses to assess potential changes in revenue, operating results, cash flows and financial position relating to hypothetical movements in currency exchange rates. Our sensitivity analysis of changes in the fair value of the RMB to the U.S. Dollar at March 31, 2005, indicated that if the U.S. Dollar uniformly increased in value by 10 percent relative to the RMB, then we would have experienced a 10% smaller loss. Conversely, a 10 percent increase in the value of the RMB relative to the U.S. Dollar at March 31, 2005 would have resulted in a 12% additional loss.

     If the Chinese Government decides to adjust the value of the RMB so that it increases in value as against the U.S. Dollar, we may respond with adjustments to our operating processes so as to improve the benefit to the Company of such a change. For example, we could increase the proportion of capital equipment that we sell in RMB instead of in U.S. Dollars. Moreover, our U.S. sourced products would be cheaper for our customers, thus improving our competitive position vis-à-vis products from some other countries.

RISK FACTORS

     You should carefully consider the risks described below, together with all of the other information included in this Annual Report on Form 10-K. The following risks and uncertainties are not the only ones we face. However, these are the risks our management believes are material. If any of the following risks actually materialize, our business, financial condition or results of operations could be harmed. This report contains statements that are forward-looking. These statements are based on current expectations and assumptions that are subject to risks and uncertainties such as those listed below and elsewhere in this report, which, among others, should be considered in evaluating our future performance.

Risks Related to Our Business and Financial Condition

Our business is capital intensive and we may not be able to access the capital markets when we would like to raise capital.

     We may not be able to raise adequate capital to complete some or all of our business strategies or to react rapidly to changes in technology, products, services or the competitive landscape. Healthcare product and services providers in China often face high capital requirements in order to take advantage of new market opportunities, respond to rigorous competitive pressures and react quickly to changes in technology. Many of our competitors are committing substantial capital and, in many instances, are forming alliances to acquire or maintain market leadership. Our business is capital intensive and there can be no assurance that we will be able to satisfy our capital requirements in the future. In particular, our strategy in the business of providing healthcare services includes the establishment and maintenance of healthcare facilities, which require significant capital. In addition, we plan to develop our own brand of baby care products and to expand our distribution capabilities. In the absence of available capital, we would be unable to establish or maintain healthcare facilities as planned, and would be unable to expand our business as planned. We do not presently have sufficient capital resources to implement most of our expansion plans in the absence of improved financial performance, as to which there can be no assurance.

We may not generate sufficient cash flow to fund our capital expenditures, ongoing operations and indebtedness obligations.

     Our ability to service our indebtedness and to fund planned capital expenditures will depend on our ability to generate cash flow. Our ability to generate cash flow is dependent on many factors, including:

•	our future operating performance;

•	the demand for our products and services;

•	general economic conditions and conditions affecting suppliers, customers and patients;

•	competition and our ability to stabilize customer losses; and

•	legal and regulatory factors affecting us and our business.

     Some of these factors are beyond our control. If we are unable to generate sufficient cash flow, we may not be able to repay indebtedness, operate our business, respond to competition, pursue our growth strategy, which is capital intensive, or otherwise meet cash requirements.

We experienced a net loss in each of fiscal 2004 and fiscal 2005 and may continue to experience net losses. Consequently, we may not have the ability to finance future operations.

     We experienced a net loss in each of fiscal 2004 and fiscal 2005. These net losses are principally attributable to increased costs, including: at our parent level, primarily as a result of corporate governance compliance and local taxes; in our Medical Capital Equipment division, primarily as a result of increased salaries and bad debt allowances; in our Healthcare Products Distribution division, primarily as a result of pricing and other pressures from suppliers and limitations on the availability of financing to our customers; and, in our Healthcare Services division, primarily as a result of start-up and service-expansion expenses relating to hospital operations in Shanghai, including increases in staff, insurance costs, supplies and other expenses. We expect that, while many of these expenses will diminish now that the operations in Shanghai have been commenced, expenses in connection with maintenance and operation, as well as expansion, if any, of our Healthcare Services division will remain significant. In addition, we recently experienced a reduction in territories covered for a large supplier in the Healthcare Products Distribution division, which we intend to offset in part by increased sales, as to which there can be no assurances, in the retained territories. Continued losses would reduce our cash available from operations to service our indebtedness, as well as limit our ability to finance our operations.

If we fail to manage our growth or maintain adequate internal accounting, disclosure and other controls, we would lose the ability to manage our business effectively and/or experience errors or information lapses affecting public reporting.

     We have expanded our operations rapidly in recent years and continue to explore ways to extend our product and service offerings. Our growth may place a strain on our management systems, information systems, resources and internal controls. Our ability to successfully distribute products and offer services requires adequate information systems and resources and oversight from senior management. We will need to modify and improve our financial and managerial controls, reporting systems and procedures and other internal control and compliance procedures as we continue to grow and expand our business. If we are unable to manage our growth and improve our controls, systems and procedures, they may be ineffective, we may be unable to operate efficiently and we may lose the ability to manage many other aspects of our business effectively and/or experience errors or information lapses affecting public reporting.

     A control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues have been detected. If we are not successful in discovering and eliminating weaknesses in internal controls, then we will lose the ability to manage our business effectively.

Failure to achieve and maintain effective internal controls in accordance with Section 404 of The Sarbanes-Oxley Act of 2002 could have a material adverse effect on our ability to ensure timely and reliable financial reporting.

     Section 404 of The Sarbanes-Oxley Act of 2002 requires our management to report on, and our independent auditors to attest to, our internal control over financial reporting. We are actively continuing our ongoing process of documenting, testing and evaluating the effectiveness of, and remediating any issues identified related to, our internal control over financial reporting. The process of documenting, testing and evaluating our internal control over financial reporting is complex and time consuming. Due to this complexity and the time-consuming nature of the process and because currently unforeseen events or circumstances beyond our control could arise, we cannot assure you that we ultimately will be able to comply fully with Section 404 in our Annual Report on Form 10-K for the year ending March 31, 2007 or that we will be able to conclude our internal control over financial reporting is effective as of the date. We may not be able to conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404, which could adversely affect public confidence in our ability to record, process, summarize and report financial data to ensure timely and reliable external financial reporting.

If we lost the services of our key personnel, then our leadership, expertise, experience, business relationships, strategic and operating planning and other important business attributes would be diminished.

     Our success to a large extent depends upon the continued services of certain executive officers, particularly Roberta Lipson, the chief executive officer and president and Elyse Beth Silverberg, our executive vice president and secretary. We have entered into an employment agreement with Ms. Lipson that contains non-competition, non-solicitation and confidentiality provisions, and we maintain key-person life insurance coverage in the amount of $2,000,000 on the life of Ms. Lipson. Ms. Silverberg is subject to an employment agreement that contains non-competition, non-solicitation and provisions, but we do not maintain an insurance policy on her life. The loss of service of any of our key employees could diminish our leadership, expertise, experience, business relationships, strategic and operating planning and other important business attributes, thus materially harming our business.

Our business could be adversely affected by inflation or foreign currency fluctuation.

     Since we receive more than 65% of our revenues in local Chinese currency (with the remainder in U.S. Dollars), we have foreign currency risk. Contracts denominated in U.S. Dollars, where the goods are purchased in U.S. Dollars, would not be subject to foreign currency risk. In the event of a decline in the value of the U.S. Dollar, however, goods that are purchased by us in U.S. Dollars and resold in Chinese Renminbi would become more competitive in the Chinese market, which would allow us to either reduce prices and increase quantities or maintain prices at a higher gross profit margin. Similarly, changes in the valuation of the Chinese Renminbi or Hong Kong Dollar may have an impact on our results of operations in the future. Our subsidiaries, Chindex Tianjin, Chindex Shanghai, Beijing United, and Shanghai United, sell products and services in Renminbi. We have also purchased and will continue to purchase some products in Western currencies other than U.S. Dollars and have sold and will continue to sell such products in China for U.S. Dollars. To the extent that the value of the U.S. Dollar declines against such Western currencies, we could experience a negative impact on profitability. We anticipate hedging transactions wherever possible to minimize the impact from exposure to foreign currency exchange fluctuations. We have limited hedging experience and there can be no assurance that such strategies will be successful in eliminating or reducing our risk. Currently there are no such hedges.

     As part of our risk management program, we also perform sensitivity analyses to assess potential changes in revenue, operating results, cash flows and financial position relating to hypothetical movements in currency exchange rates. Our sensitivity analysis of changes in the fair value of the RMB to the U.S. Dollar at March 31, 2005, indicated that if the U.S. Dollar uniformly increased in value by 10% relative to the RMB, then we would experience a 10% smaller loss. Conversely, a 10% increase in the value of the RMB relative to the U.S. Dollar at March 31, 2005 would have resulted in a 12% additional loss.

Risks relating to our Medical Capital Equipment and Healthcare Products Distribution Divisions

We depend on our relations with suppliers and would be adversely affected by the termination of arrangements with, or shortage or loss of any significant product line from, them.

     We rely on a limited number of suppliers that account for a significant portion of our revenues. During the fiscal year ended March 31, 2005, Siemens, Guidant and L’Oreal represented 39%, 18% and 22% of our product revenue and were the only suppliers where such percentage was at least 10%. During the fiscal year ended March 31, 2004, Siemens, Guidant, L’Oreal and Becton-Dickenson represented 17%, 14%, 12% and 10% of our revenue and were the only suppliers where such percentage was at least 10%. During the twelve months ended December 31, 2002, Siemens, Becton-Dickenson and L’Oreal represented 16%, 16% and 10% of our revenue and were the only suppliers where such percentage was at least 10%. Although a substantial number of our relationships with our capital equipment suppliers are pursuant to exclusive contracts, including Siemens (but not the other suppliers named above), with which we have a 5-year contract terminable for failure to meet sale objectives, the relationships are based substantially on mutual satisfaction in addition to the terms of the contractual arrangements. Our agreement with Siemens expires on September 25, 2006. Our agreement with Guidant expires on December 31, 2005. An agreement with L’Oreal, which was recently renewed and revised, expires on December 31, 2005 and represents a reduction in territories from those serviced under the predecessor agreement, and automatically renews for successive one year periods unless notice is given by either party of intent to allow the agreement to expire. Our agreement with Tyco renews annually effective July 1 unless either party provides notice of intent to let it expire. Our agreement with Becton-Dickenson, which we no longer represent, expired by its terms on December 31, 2004. None of these agreements contains short-term cancellation provisions, except typical provisions allowing cancellation for breach of contract, bankruptcy, change of ownership, etc. Certain of our contracts with our other suppliers contain short-term cancellation provisions permitting the contracts to be terminated on short notice (from 30 days to six months), minimum sales quantity requirements or targets and provisions triggering termination upon the occurrence of certain events. From time to time, we and/or our suppliers terminate or revise their respective distribution arrangements. We are currently in negotiations with one of our large suppliers. There can be no assurance that cancellations of or other material adverse effects on our contracts will not occur. As an example of the foregoing risk, as previously disclosed, one significant client, Becton-Dickenson, of our healthcare products distribution business recently established a subsidiary in China that perform certain services previously performed by that division. In that example, we did not have a binding contractual arrangement limiting Becton-Dickenson’s decision to internalize rather than outsource to us those services. There can be no assurance that our suppliers will not elect to change their method of distribution into the Chinese marketplace to a form that does not use our services.

Timing of revenues and fluctuations in financial performance vary significantly from quarter to quarter and are not necessarily indicative of our performance over longer periods.

     The timing of our revenues is affected by several significant factors. Many end-users of the capital equipment that we sell depend to a certain extent upon the availability of funds in the budgeting processes of the Chinese government and the availability of credit from the Chinese banking system and otherwise. These processes and the availability of credit fluctuate in amounts and timing because they are based on policy determinations by the Chinese government and the discretion of financial institutions. Further, in light of the dependence by purchasers on the availability of credit, the timing of sales may depend upon the timing of our or our purchasers’ abilities to arrange for credit sources. A relatively limited number of orders and shipments of capital equipment may constitute a meaningful percentage of our revenues in any one period. Correspondingly, a relatively small reduction in the number of orders can have a material impact on our revenues in any one quarter or year. In addition, because we recognize revenues and expenses relating to certain contracts as products are shipped, the timing of shipments affects our operating results for a particular period. As a result, our operating results have varied and are expected to continue to vary significantly from quarter to quarter and our results of operations for any particular quarter are not necessarily indicative of results that may be expected for any subsequent quarter or related fiscal year.

We have not been able to obtain in every year financings, from third party banks or governments, for our customers and future periodic financings obtained for our customers cannot be assured; their impact on a fiscal period may be more concentrated than the related procurement period; the absence of these financings results in lower sales.

     Although none were obtained during fiscal 2004 or fiscal 2005, periodic financings obtained for customers have had a positive impact on our results of operations during the periods in which they are consummated, including the twelve months ended December 31, 2001 and 2002, and may not be indicative of future results. As an example of these financings, pursuant to three separate Export-Import Bank financing arrangements, we recognized approximately $8.4 million, $14.0 million and $11.6 million, respectively, in sales as a result of the shipments of capital equipment sold to end-users from 1995 to 2000. During the fiscal years ended December 31, 1998, 1999, 2000, 2001 and 2002, sales pursuant to these arrangements constituted approximately 9%, 32%, 21%, 7% and 12%, respectively, of our total sales. Arrangements for the first of these financings began in mid-1993 and revenues from that first financing were recognized in 1996; arrangements for the second of these financings began in early 1998 and $2.0 million of revenues from that second financing were recognized in 1998 and the balance was recognized in 1999; and arrangements for the third of these financings began in late 1998 and $9.4 million of revenues from that third financing were recognized in 2000 and the balance was recognized in 2001. These sales and financings had been arranged over a long period of time, prior to our recognition of the revenue for them. As a result of the financings, we recognized relatively substantial sales during relatively short periods. Accordingly, our results of operations for the respective fiscal quarters during which the sales were reflected were significantly and positively impacted by the timing of the payments from the financing and were not necessarily indicative of our results of operations for any other quarter or fiscal year. The can be no assurance that any Export-Import Bank financing commitments will be obtained by us for our customers in the future. The absence of these financings would continue to have an adverse impact on our sales volume.

     The relevant agencies of the Chinese and U.S. governments had negotiated for several years with the Export-Import Bank on a new framework for government-supported loan programs, during which period all such loan programs were postponed or unavailable. On January 24, 2005, however, the Bank and the Chinese Ministry of Finance signed the new framework agreement setting forth the terms under which government-supported financings will be provided from the U.S. and implemented in China. Consequently, potential hospital customers interested in using this type of financing to purchase U.S.-sourced equipment from us had to await such approval. Although the new framework agreement will now permit financing arrangements with the Bank to resume, and we have announced our intention to obtain such financing, there can be no assurances that any such arrangements will be reached or consummated.

We may be subject to product liability claims and product recalls, and in the future we may not be able to obtain insurance against these claims at a reasonable cost or at all.

     The nature of our business exposes us to potential product liability risks, which are inherent in the distribution of medical equipment and healthcare products. We may not be able to avoid product liability exposure, since third parties develop and manufacture our equipment and products. If a product liability claim is successfully brought against us or any of these third party manufacturers, or if a significant product recall occurs, then we would experience adverse consequences to our reputation, we might be required to pay damages, our insurance, legal and other expenses would increase, we might lose customers and/or suppliers and there may be other adverse results.

     We do not maintain product liability insurance, but we do request that we be named as an “additional insured” on policies held by our manufacturers. There can be no assurance that one or more liability claims will not exceed the coverage limits of any of such policies. We currently represent approximately 19 manufacturers and currently are named as an additional insured on 12 of 14 of those manufacturers that we have approached in this regard. Since most products handled by us do not involve invasive measures, they do not represent a significant risk from product liability. Guidant, however, is one of the manufacturers with respect to which we have been added as an additional insured, since the stents manufactured by it and sold by us are inserted in the body.

     If we or our manufacturers fail to comply with regulatory laws and regulations, we or such manufacturers may be subject to enforcement actions, which could affect their ability to develop, market and sell products successfully. This could harm our reputation and lead to less acceptance of such products by the market. These enforcement actions may include:

•	product seizures;

•	voluntary or mandatory recalls;

•	voluntary or mandatory patient or physician notification; and

•	restrictions on or prohibitions against marketing the products.

We face competition that may adversely impact us, which impact may be increased as a result of China’s inclusion in the World Trade Organization.

     We compete with other independent distributors of capital equipment in China. Given the rapid pace of technological advancement, particularly in the medical products field, other independent distributors may introduce products into our markets that compete directly with our sales. In addition to other independent distributors, we face significant competition from direct distributors of established manufacturers. In the medical products field, for example, we compete with certain major manufacturers that maintain their own direct sales forces in China. In addition, to the extent that certain manufacturers market under one brand name a wide variety of products in China to different market sectors (including non-medical), those manufacturers may be better able than we are to establish brand name recognition across industry lines.

     As a result of China becoming a member of the World Trade Organization, or WTO, import restrictions on medical equipment are expected to be gradually reduced. The WTO also requires China to lower its import tariffs as a condition for membership. Reduced import restrictions and/or lower tariffs may lead to increased imports of foreign medical equipment and therefore lead to increased competition in the domestic medical equipment markets. Similarly, reduced import restrictions and/or lower tariffs on medical equipment may affect the competition in the end-use markets of our customers and indirectly affect our sales to such customers. There can be no assurance that we will be able to compete effectively with such manufacturers and distributors.

If we are not able to hire and retain qualified sales representatives and service specialists, then our marketing competitiveness, selling capabilities and related growth efforts will be impaired.

     We believe that to be successful we must continue to hire, train and retain highly qualified sales representatives and service specialists. Our sales growth has depended on hiring and developing new sales representatives. Due to the relationships developed between our sales representatives and our customers, upon the departure of a sales representative we face the risk of losing the representative’s customers, especially if the representative were to act as a representative of our competitors. In addition, the imaging equipment market and other high-technology medical equipment markets rely on the hiring and retention of skilled service specialists to maintain such equipment. There may be a shortage of these skilled specialists, which may result in intense competition and increasing salaries. Any inability on our part to hire or retain such skilled specialists could limit our ability to expand into markets and then our marketing competitiveness, selling capabilities and related growth efforts will be impaired.

We must maintain a significant investment in inventory, which is costly and, if not properly managed, would result in an inability to provide timely marketing and delivery and could result in financial or operating imbalances and problems with liquidity and capital resources.

     In order to provide prompt and complete service to our customers, we maintain a significant investment in healthcare product inventory. Although we closely monitor our inventory exposure through a variety of inventory control procedures and policies, there can be no assurance that such procedures and policies will continue to be effective or that unforeseen product development or price changes will not result in an inability to provide timely marketing and delivery and could result in financial or operating imbalances and problems with liquidity and capital resources.

If we do not maintain good relations with foreign trade corporations, our ability to import products may be adversely affected.

     In the sale of our medical capital equipment into China, we must make most of our sales through foreign trade corporations, or FTCs. Although purchasing decisions are made by the end-users, which may be individuals or groups having the required approvals from their administrative organizations and which are obligated to pay the applicable purchase prices, we enter into a formal purchase contract with only the FTCs. The FTCs make purchases on behalf of the end-users and are legally authorized by the Chinese government to conduct import business. These organizations are chartered and regulated by the government and are formed to facilitate foreign trade. We market our products directly to end-users, but in consummating sales we also must interact with the particular FTCs representing the end-users. By virtue of our direct contractual relationship with the FTC, rather than the end-user, we are to some extent dependent upon the continuing existence of and contractual compliance by the FTCs until the particular transaction has been completed.

Our dependence on sub-distributors and dealers could be detrimental to our financial condition if those sub-distributors or dealers do not sell our products.

     In the sale of our medical capital equipment, medical consumables and low-priced instrumentation, we plan to increase sales to independent sub-distributors and dealers, who in turn sell to end users. If the efforts of such sub-distributors and dealers prove unsuccessful, if such sub-distributors and dealers abandon or limit their sales of our products, or if such sub-distributors and dealers encounter serious financial difficulties, our results of operations and financial condition could be adversely affected. Sub-distributors and dealers generally purchase from us to fill specific orders from their customers. As a result, there can be no assurance that sub-distributors and dealers will continue to purchase our products. Further, such sub-distributors and dealers generally are not exclusive to us and are free to sell, and do sell, competing products.

Risks Relating to the Healthcare Services Division

Our Shanghai United Family Hospital only commenced operations in October 2004 and there can be no assurances that it will achieve profitability.

     Our Shanghai United Family Hospital had its opening ceremony on October 21, 2004 after significant delays. The facility did not immediately offer full services and phased in services since then, including initiating in-patient services in January 2005. There can be no assurances that the facility will achieve or sustain profitability or that additional capital will be available to finance additional facilities, such as satellite clinics, which comprises our current healthcare services growth strategy.

If we do not attract and retain qualified physicians or other hospital personnel, our hospital operations would be adversely affected.

     Our success in operating our hospitals and clinics will be, in part, dependent upon the number and quality of physicians on the medical staffs of these hospitals and our ability to maintain good relations with our physicians. As we offer International-standard medicine at our hospitals and clinics, we are further dependent on attracting a limited number of qualified Western medical professionals, not all of whom have long-term relationships with China. Physicians may terminate their affiliation with our hospitals at any time. If we are unable to successfully maintain good relationships with physicians, our results of operations may be adversely affected. In addition, the failure to recruit and retain qualified management, nurses and other medical support personnel, or to control labor costs, could have an adverse effect on our business and results of operations.

Our business is heavily regulated and failure to comply with those regulations could result in penalties, loss of licensure, additional compliance costs or other adverse consequences.

     Healthcare providers in China, as in most other populous countries, are required to comply with many laws and regulations at the national and local government levels. These laws and regulations relate to: licensing; the conduct of operations; the relationships among hospitals and their affiliated providers; the ownership of facilities; the addition of facilities and services; confidentiality, maintenance and security issues associated with medical records; billing for services; and prices for services. If we fail to comply with applicable laws and regulations, we could suffer penalties, including the loss of our licenses to operate. In addition, further healthcare legislative reform is likely, and could materially adversely affect our business and results of operations in the event we do not comply or if the cost of compliance is expensive. The above list of certain regulated areas is not exhaustive and it is not possible to anticipate the exact nature of future healthcare legislative reform in China. Depending on the priorities determined by the Chinese Ministry of Health, the political climate at any given time, the continued development of the Chinese healthcare system and many other factors, future legislative reforms may be highly diverse, including stringent infection control policies, improved rural healthcare facilities, increased regulation of the distribution of pharmaceuticals and numerous other policy matters. Consequently, the implications of these future reforms could result in penalties, loss of licensure, additional compliance costs or other adverse consequences.

Our operations could be adversely affected by the high cost of malpractice insurance.

     In recent years, physicians, hospitals and other healthcare providers in the U.S. have become subject to an increasing number of legal actions alleging malpractice or related legal theories. Many of these actions involve large claims and significant defense costs. While similar lawsuits are not common in China, to protect us from the cost of any such claims, we generally maintain professional malpractice liability insurance and general liability insurance coverage in amounts and with deductibles that we believe to be appropriate for our operations. However, our insurance coverage may not cover all claims against us or continue to be available at a reasonable cost for us to maintain adequate levels of insurance.

We depend on information systems, which if not implemented and maintained could adversely affect our operations.

     Our healthcare services business is dependent on effective information systems that assist us in, among other things, monitoring utilization and other cost factors, supporting our healthcare management techniques, processing billing and providing data to regulators. If we experience a reduction in the performance, reliability or availability of our information systems, our operations and ability to produce timely and accurate reports could be adversely impacted.

     Our information systems and applications require continual maintenance, upgrading and enhancement to meet operational needs. Moreover, the proposed expansion of facilities and similar activities require transitions to or from, and the integration of, various information systems. We regularly upgrade and expand our information systems capabilities and currently are in the process of rolling out, for expected completion in the first quarter of fiscal 2006, new clinical and financial reporting systems throughout our healthcare services operations, which rollout and other proposed system-wide improvements in information systems are expected to require additional capital expenditures. If we experience difficulties with the transition to or from information systems or are unable to properly implement, finance, maintain or expand our systems, we could suffer, among other things, from operational disruptions, which could adversely affect our prospects or results of operations.

Our operations face competition that could adversely affect our results of operations.

     Our Beijing and Shanghai healthcare facilities compete with a large number and variety of health care facilities in their respective markets. There are numerous Chinese hospitals available to the general populace, as well as international clinics serving the expatriate business and diplomatic community. Although we believe that existing international clinics do not currently provide competitive, specialized International-standard services in Beijing, there can be no assurance that these or other clinics, hospitals or other facilities will not commence or expand such operations, which would increase their competitive edge. Further, there can be no assurance that a qualified Western or other health care organization, having greater resources in the provision or management of health care services, will not decide to engage in operations similar to those to be conducted by us in Beijing or Shanghai.

Risks Relating to Doing Business in China

     Substantially all of our assets are located in China, and substantially all of our revenue is derived from our operations in China. Accordingly, our business, financial condition and results of operations are subject, to a significant degree, to economic, political and legal developments in China. The economic system of China differs from the economics of most developed countries in many respects, including government investment, the level of development, control of capital investment, control of foreign exchange and allocation of resources.

The economic policies of the Chinese government and economic growth of China could adversely affect us.

     Since the late 1970s, the Chinese government has been reforming the Chinese economic system from a planned economy to a market-oriented economy. In recent years, the Chinese government has implemented economic reform measures emphasizing decentralization, utilization of market forces in the development of the Chinese economy and a higher level of management autonomy. These reforms have resulted in significant economic growth and social progress, but the growth has been uneven both geographically and among various sectors of the economy. Economic growth has also been accompanied by periods of high inflation. The Chinese government has implemented various policies from time to time to restrain the rate of such economic growth, control inflation and otherwise regulate economic expansion. In addition, the Chinese government has attempted to control inflation by controlling the prices of basic commodities. Although we believe that the economic reforms and macroeconomic policies and measures adopted by the Chinese government will continue to have a positive effect on economic development in China, these policies and measures may, from time to time, be modified or reversed. Adverse changes in economic and social conditions in China, in the policies of the Chinese government or in the laws and regulations in China, could have a material adverse effect on the overall economic growth of China and on infrastructure investment in China. These developments could adversely affect our financial condition, results of operations and business, by, for example, reducing the demand for our products and/or services.

The Chinese legal system is relatively new and may not provide protections to us or our investors.

     The Chinese legal system is a civil law system based on written statutes. Unlike common law systems, it is a system in which decided legal cases have little precedential value. In 1979, the Chinese government began to promulgate a comprehensive system of laws and regulations governing economic matters in general, including corporate organization and governance, foreign investments, commerce, taxation and trade. Legislation over the past 20 years has significantly enhanced the protections afforded to various forms of foreign investment in China. However, these laws, regulations and legal requirements are relatively recent, and their interpretation and enforcement involve uncertainties, which may limit the legal protections available to foreign investors.

     The Chinese government recently underwent substantial reforms after the meeting of the National People’s Congress in March 2003. The Chinese government has reiterated its policy of furthering reforms in the socialist market economy. No assurance can be given that these changes will not have an adverse effect on business conditions in China generally or on our business in particular.

The conversion of Renminbi into foreign currency is regulated, which regulations could adversely affect us.

     A significant portion of our revenues and operating expenses are denominated in Renminbi. Our revenues in Renminbi typically are converted into U.S. dollars and transferred to the United States for payment of invoices and as subsidiary dividends. The transmission of foreign currency out of China is subject to regulation by China’s State Administration for Foreign Exchange, or SAFE. It is possible that SAFE could impose new or increase existing restrictions on such currency uses or otherwise impose exchange controls that adversely affect our practices. Adverse actions by SAFE also could affect our ability to obtain foreign currency through debt or equity financing, including by means of loans or capital contributions.

The SARS outbreak or similar outbreak could further adversely affect our operations.

     In March 2003, several countries, including China, experienced an outbreak of a new and highly contagious form of atypical pneumonia now commonly known as severe acute respiratory syndrome, or SARS. The severity of the outbreak in certain municipalities, such as Beijing, and provinces, such as Guangdong Province, materially affected general commercial activity. According to the World Health Organization, over 8,460 cases of SARS and more than 790 deaths had been reported in over 30 countries as of June 2003. Since the SARS epidemic in China had conflicting impacts on our healthcare businesses, the extent of the adverse impact that any future SARS outbreak could have on the Chinese economy and on us cannot be predicted at this time. Any further SARS outbreak could significantly disrupt our ability to adequately staff our facilities and may generally disrupt operations. In particular, a large percentage of the expatriate community that uses our healthcare services left China during the height of the SARS epidemic and could be expected to do so again under similar circumstances. Although no one is able to predict the future impact of SARS, the Chinese government and the Chinese healthcare industry have taken measures to prepare in the event of another SARS outbreak. The Chinese government has indicated that any future outbreak would be contained and not present the same magnitude of social and economic disruption as experienced in the first outbreak. Although cases of SARS in China recently have been reported, no significant adverse impact has resulted from those cases. Nonetheless, any further outbreak could severely restrict the level of economic activity in affected areas, which could have a material adverse effect on us as previously experienced. In addition, in the past decade the greater China region has experienced limited cases of avian influenza (commonly known as bird flu) in the human population. While the risk of sustained human-to-human transmission is low, the possibility of new virus outbreaks and related adverse impact on our ability to conduct normal business operations cannot be discounted.

The Chinese government could change its policies toward, or even nationalize, private enterprise, which could harm our operations.

     Over the past several years, the Chinese government has pursued economic reform policies, including the encouragement of private economic activities and decentralization of economic regulation. The Chinese government may not continue to pursue these policies or may significantly alter them to our detriment from time to time without notice. Changes in policies by the Chinese government resulting in changes in laws, regulations, their interpretation, or the imposition of confiscatory taxation, restrictions on currency conversion or imports and sources of supply could materially and adversely affect our business and operating results. The nationalization or other expropriation of private enterprises by the Chinese government could result in the total loss of our investment in China.

     Although several tax reforms that may be favorable to us have materialized in 2004, the Chinese tax system is subject to substantial uncertainties in both interpretation and enforcement of the laws. In the past, following the Chinese government’s program of privatizing many state owned enterprises, the Chinese government attempted to augment its revenues through heightened tax collection efforts. Continued efforts by the Chinese government to increase tax revenues could result in other decisions or interpretations of the tax laws by the taxing authorities that increase our future tax liabilities or deny us expected refunds.

Risks Related to our Corporate Structure

Control by insiders and their ownership of shares having disproportionate voting rights could have a depressive effect on the price of common stock, impede a change in control and impede management replacement.

     Certain of our present management stockholders own 775,000 shares of our Class B common stock, which vote as a single class with the common stock on all matters except as otherwise required by law. The Class B common stock and the common stock are identical on a share-for-share basis, except that the holders of Class B common stock have six votes per share on each matter considered by our stockholders. As of March 31, 2005, the three management holders of our outstanding Class B common stock represented approximately 12% of our outstanding capital stock and were deemed to beneficially own capital stock representing approximately 45% of total voting power and may be able to cause the election of all of our directors. These management stockholders have sufficient voting power to determine, in general, the outcome of any corporate transaction or other matter submitted to our stockholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets. The disproportionate vote afforded the Class B common stock could serve to impede or prevent a change of control. As a result, potential acquirers will be discouraged from seeking to acquire control through the purchase of common stock, which could have a depressive effect on the price of our securities. In addition, the effective control by these management stockholders could have the effect of preventing or frustrating attempts to influence, replace or remove management.

Our unissued preferred stock could be issued to impede a change in control.

     Our certificate of incorporation authorizes the issuance of 500,000 shares of “blank check” preferred stock with such designations, rights and preferences as may be determined from time to time by our board of directors. Accordingly, the board of directors is empowered, without stockholder approval (but subject to applicable government regulatory restrictions), to issue preferred stock with dividend, liquidation, conversion, voting or other rights that could adversely affect the voting power or other rights of the holders of our common stock. In the event of issuance, the preferred stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control. Although we have no present intention to issue any shares of our preferred stock, there can be no assurance that we will not do so in the future.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTING DATA

Report of Independent Registered Public Accounting Firm

To The Board of Directors and Stockholders of
Chindex International, Inc.

Bethesda, MD

We have audited the accompanying consolidated balance sheet of Chindex International, Inc. (the Company) as of March 31, 2005 and the related consolidated statements of operations, cash flows, and stockholders’ equity for the year then ended. We have also audited the schedule listed in Item 15(a)(2) of this Form 10-K. These consolidated financial statements and the schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness on the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedule, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedule. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Chindex International, Inc. as of March 31, 2005 and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the schedule presents fairly, in all material respects, the information set forth therein.

/s/ BDO Seidman, LLP

Bethesda, MD
June 10, 2005

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Chindex International, Inc.

We have audited the accompanying consolidated balance sheet of Chindex International, Inc. (the Company) as of March 31, 2004 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended March 31, 2004, the three months ended March 31, 2003 and the year ended December 31, 2002. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement. We were not engaged to perform an audit of the

Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Chindex International, Inc. at March 31, 2004 and the consolidated results of its operations and its cash flows for the year ended March 31, 2004, the three months ended March 31, 2003, and the year ended December 31, 2002 in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young, LLP
McLean, Virginia
June 15, 2004

CHINDEX INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
(thousands except share data)

	March 31, 2005	March 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$8,173	$6,791
Trade accounts receivable, less allowance for doubtful accounts of $1,851 and $1,131, respectively
Equipment sales receivables	13,120	15,039
Patient service receivables	2,706	2,335
Inventories	10,856	10,363
Deferred income tax	222	467
Other current assets	2,034	2,235

Total current assets	37,111	37,230
Property and equipment, net	17,620	8,901
Long-term deferred income taxes	1,780	1,334
Other assets	777	386

Total assets	$57,288	$47,851

LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$26,420	$24,338
Short-term portion of capitalized leases	189	123
Short-term debt and vendor financing	2,839	5,668
Income taxes payable	4	381

Total current liabilities	29,452	30,510
Long-term portion of capitalized leases	124	125
Long-term debt and vendor financing	2,749	0

Total liabilities	32,325	30,635

Minority interest		18
Stockholders’ equity:
Preferred stock, $.01 par value, 500,000 shares authorized, none issued	0	0
Common stock, $.01 par value, 13,600,000 and 6,800,000 shares authorized, including 1,600,000 and 800,000 designated Class B at March 31, 2005 and 2004, respectively:
Common stock – 5,728,443 and 3,643,152 shares issued and	57	36
outstanding at March 31, 2005 and 2004, respectively
Class B stock – 775,000 shares issued and outstanding at March 31, 2005 and 2004	8	8
Additional capital	35,884	22,488
Accumulated other comprehensive income	17	11
Accumulated deficit	(11,003)	(5,345)

Total stockholders’ equity	24,963	17,198

Total liabilities, minority interest and stockholders’ equity	$57,288	$47,851

The accompanying notes are an integral part of these consolidated financial statements.

CHINDEX INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(thousands except share and per share data)

	Year ended		Three months ended		Year ended
	March 31,		March 31,		December 31,
	2005	2004	2003	2002	2002
				(unaudited)

Product sales	$77,974	$72,229	$18,379	$12,779	$57,654
Healthcare services revenue	22,801	15,954	3,470	2,799	12,963

Total revenue	100,775	88,183	21,849	15,578	70,617

Cost and expenses
Product sales costs	62,491	58,014	14,808	10,578	45,976
Healthcare services costs	24,636	15,731	3,393	2,722	11,671
Selling and marketing expenses	12,221	10,346	2,007	1,567	7,934
General and administrative	6,885	5,682	1,419	1,004	4,853

(Loss) income from operations	(5,458)	(1,590)	222	(293)	183

Loss on equity investment	0	(222)	0	0	(38)

Other (expenses) and income
Interest expense	(229)	(249)	(51)	(4)	(54)
Interest income	84	44	14	15	59
Miscellaneous (expense) income – net	(112)	94	(29)	(23)	(131)

(Loss) income before income taxes	(5,715)	(1,923)	156	(305)	19

Benefit from (provision for) income taxes	57	(64)	(80)	113	240

Net (loss) income	$(5,658)	$(1,987)	$76	$(192)	$259

Net (loss) income per common share — basic	$(1.06)	$(.53)	$.02	$(.05)	$.07

Weighted average shares outstanding — basic	5,313,573	3,758,170	3,708,232	3,672,460	3,699,052

Net (loss) income per common share – diluted	$(1.06)	$(.53)	$.02	$(.05)	$.07

Weighted average shares outstanding – diluted	5,313,573	3,758,170	3,715,908	3,672,460	3,796,340

The accompanying notes are an integral part of these consolidated financial statements.

CHINDEX INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(thousands)

	Year ended		Three months ended		Year ended
	March 31,		March 31,		December 31,
	2005	2004	2003	2002	2002
				(unaudited)
OPERATING ACTIVITIES

Net (loss) income	$(5,658)	$(1,987)	$76	$(192)	$259
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation	1,966	1,309	280	241	1,016
Inventory write down	96	151	31	43	158
Provision for doubtful accounts	1,428	777	118	0	279
Deferred income taxes	(201)	(909)	0	0	(660)
Loss on equity investment	0	222	0	0	38
Changes in operating assets and liabilities:
Trade receivables	120	(3,121)	1,047	467	(3,542)
Inventories	(1,622)	373	(571)	(979)	(3,124)
Income taxes payable or receivable	(377)	516	(122)	(196)	154
Other current assets	201	(713)	270	44	(125)
Other assets	(391)	25	26	67	98
Accounts payable and accrued expenses	2,064	686	388	(898)	3,939

Net cash (used in) provided by operating activities	(2,374)	(2,671)	1,543	(1,403)	(1,510)
INVESTING ACTIVITIES
Investment in equity joint venture	0	0	0	0	(40)
Purchases of property and equipment	(9,447)	(2,925)	(437)	(323)	(3,382)

Net cash used in investing activities	(9,447)	(2,925)	(437)	(323)	(3,422)
FINANCING ACTIVITIES
Proceeds from debt and vendor financing	6,783	1,974	0	502	5,355

Repayment of debt, vendor financing and capitalized leases	(7,003)	(623)	(1,250)	0	0
Cash (paid to) from joint venture partner investment	0	(61)	0	0	120
Proceeds from issuance of common stock	13,179	4,892	0	0	0
Proceeds from exercise of stock options	238	247	0	56	81

Net cash provided by (used in) financing activities	13,197	6,429	(1,250)	558	5,556
Effect of foreign exchange rate changes on cash and cash equivalents	6	2	0	22	17

Net increase (decrease) in cash and cash equivalents	1,382	835	(144)	(1,146)	641
Cash and cash equivalents at beginning of period	6,791	5,956	6,100	5,459	5,459

Cash and cash equivalents at end of period	$8,173	$6,791	$5,956	$4,313	$6,100

Supplemental disclosures of cash flows information:
Cash paid for interest	$289	$124	$8	$1	$45
Cash paid for taxes	$301	$460	$71	$56	$336
Non-cash investing and financing activities consist of the following:
Acquisition of property and equipment via capital leases	$205	0	0	0	$229
Transfer of demonstration inventory to property and equipment	$1,033	0	0	0	0

The accompanying notes are an integral part of these consolidated financial statements.

CHINDEX INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the year ended March 31, 2005, period ended March 31, 2004 and year ended December 31, 2002
(thousands except share data)

			Common Stock				Accumulated Other
	Common Stock		Class B		Additional	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Total
Balance at December 31, 2001	2,895,656	$29	775,000	$8	$17,275	$(3,693)	$(8)	$13,611

Net income 2002						259		259
Foreign currency translation adjustment							17	17

Comprehensive income								276

Options exercised	37,300	0			81			81

Balance at December 31, 2002	2,932,956	29	775,000	8	17,356	(3,434)	9	13,968

Net income for the three months ended March 31, 2003						76		76
Net loss 2004						(1,987)		(1,987)
Foreign currency translation adjustment							2	2

Comprehensive loss								(1,985)

Issuance of common stock	600,000	6			4,886			4,892
Options exercised	110,196	1			246			247

Balance at March 31, 2004	3,643,152	36	775,000	8	22,488	(5,345)	11	17,198
Net loss 2005						(5,658)		(5,658)
Foreign currency translation adjustment							6	6

Comprehensive loss								(5,652)

Issuance of common stock	1,980,397	20			13,159			13,179
Options exercised	104,894	1			237			238

Balance at March 31, 2005	5,728,443	$57	775,000	$8	$35,884	$(11,003)	$17	$24,963

The accompanying notes are an integral part of these consolidated financial statements.

CHINDEX INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2005
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Chindex International, Inc. (“the Company” or “Chindex”) is a Delaware corporation operating in several healthcare sectors of the Chinese marketplace, including Hong Kong. The Company conducts business in three segments.

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

     The Healthcare Products Distribution segment operates a logistics platform through which it provides logistics services to internal and external clients. Sales of consumables and low value healthcare and health-related consumer products are undertaken through Chindex Holdings International Trade (Tianjin) Ltd., and Chindex Shanghai International Trading Co., Ltd., subsidiaries that sell goods and receive payments in local Chinese currency and use the currency to pay for local expenses and U.S.-dollar imported goods. Most consumable products are shipped when payment is received.

     The Healthcare Services segment operates hospitals and clinics in Beijing and Shanghai. These hospitals generally transact business in local Chinese currency but can also receive payments in U.S. dollars.

Consolidation

     The consolidated financial statements include the accounts of the Company, its subsidiaries and variable interest entities. All intercompany balances and transactions are eliminated.

     The Company holds a 40% interest in Natural Formula Asia Limited (NFAL), which is accounted for using the equity method. In May 2004, the Company made a loan of an additional $220,000, in fulfillment of an agreement in principle accounted for at the end of fiscal year 2004. This payment was expensed completely in 2004 and there are no plans at present for further funding.

Revenue Recognition

     Sales of equipment and consumables are recognized upon product shipment, which corresponds to the point at which the risk of loss transfers to the customer. A small amount of retail product uses the consignment sale model, where shipments are recorded as consignment inventory and revenue is recognized based on sales by the retail outlet to the end customers. Revenue related to services provided by Healthcare Services is net of contractual adjustments or discounts and is recognized in the period services are provided. Healthcare Services makes an estimate at the end of the month for certain in-patients who have not completed service. This estimate reflects only the cost of care up to the end of the month.

     The Company earns revenue from sales of products and providing services. Substantially all revenue in the Medical Capital Equipment segment and the Healthcare Products Distribution segment are from the sale of products and substantially all revenue in Healthcare Services is from providing services. See Note 12 for further information on sales and gross profit by segment.

Accounts Receivable

     Accounts receivable are customer obligations due under normal trade terms. They consist primarily of amounts due from the sale of various products and services. Senior management reviews accounts receivable on a monthly basis to determine if any receivables will potentially be uncollectible. Any accounts receivable balances that are determined to be uncollectible, along with a general allowance, are included in the overall allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Management believes that the allowance for doubtful accounts as of March 31, 2005 and 2004 is adequate. However, actual write-offs might exceed the recorded allowance.

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

     Certain items are purchased for demonstration purposes and subsequent sale (demonstration inventory). Management monitors the salability of such demonstration inventory and reduces the carrying amount to net realizable value when there is any impairment in value. On September 30, 2004, the Company determined that demonstration equipment items previously included in inventory would no longer be considered to be available for sale. Accordingly, these items have been included in property and equipment at their net value.

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

Income Taxes

     The Company’s U.S. entities file a consolidated U.S. federal tax return. The U.S. provision for income taxes is computed for each entity in the U.S. consolidated group at the statutory rate based upon each entity’s income or loss, giving effect to permanent differences. The Company’s foreign subsidiaries file separate income tax returns on a December 31 fiscal year.

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

Fair Value of Financial Instruments

     The Company considers the recorded value of its financial instruments, which consist primarily of cash and cash equivalents, trade receivables, accounts payable, and short-term debt payable and vendor financing to approximate the fair value of the respective assets and liabilities at March 31, 2005 and March 31, 2004.

Earnings Per Share

     The Company follows Statement of Financial Accounting Standards No. 128, “Earnings per Share” (Statement 128) whereby basic earnings per share excludes any dilutive effects of options, warrants and convertible securities and diluted earnings per share includes such effects. The Company does not include the effects of stock options, warrants and convertible securities for periods when the Company reports a net loss as such effects would be antidilutive.

Stock Based Compensation

     The Company accounts for stock-based compensation to employees under Accounting Principles Board Opinion (“APB”) No. 25 — “Accounting for Stock Issued to Employees”, and complies with the disclosure requirements for SFAS No. 123 — “Accounting for Stock-Based Compensation” and SFAS No. 148 — “Accounting for Stock-Based Compensation — Transition and Disclosure.” Under APB 25 compensation expense is measured as the excess, if any, of the market value of the underlying common stock over the amount the employee is required to pay on the date both the number of shares and the price to be paid are known. No compensation expense has been recognized in the consolidated statements of income as option grants generally are made with exercise prices equal to the fair value of the underlying common stock on the award date, which is typically the date of compensation measurement. Had compensation cost for these plans been determined consistent with SFAS No. 123, the Company’s net (loss) income and earnings per share (“EPS”) would have been reduced to the following pro-forma amounts (in thousands, except share data):

		2005	2004	2003	2002
Net (loss) income, as reported		$(5,658)	$(1,987)	$76	$259
Deduct: total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects		(1,266)	(18)	(36)	(24)

Net (loss) income, pro-forma		$(6,924)	$(2,005)	$40	$235

Pro forma earnings per share:
EPS, basic	As reported	$(1.06)	$(.53)	$.02	$.07
EPS, basic	Pro forma	$(1.30)	$(.53)	$.02	$.06
EPS, diluted	As reported	$(1.06)	$(.53)	$.02	$.07
EPS, diluted	Pro forma	$(1.30)	$(.53)	$.01	$.06

     The fair value of each option is estimated at the date of grant using a modified Black-Scholes option pricing model, with the following weighted-average assumptions for 2003 and 2002: dividend yield 0.00%; expected volatility of 62.3%; risk-free interest rate of 3.00%; and expected life of 7.0 years. For March 2004: dividend yield 0.00%; expected volatility 99.8%; risk-free interest rate 2.00%; expected life 7.0 years. For March 2005: dividend yield 0.00%; expected volatility 68.33%; risk-free interest rate 3.00%; expected life 6.84 years. The weighted average fair value of options issued for years ending March 31, 2005 and 2004, 3 months ending March 31, 2003 and year ending December 31, 2002 was $8.38, $2.15, $.72 and $1.69, respectively.

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

Foreign Currencies

     Financial statements of the Company’s foreign subsidiaries are translated from the functional currency, generally the local currency, to U.S. Dollars. Assets and liabilities are translated at the exchange rates on the balance sheet date. Results of operations are translated at average exchange rates. Accumulated other comprehensive income in the accompanying consolidated statements of stockholders’ equity consists entirely of the resulting exchange difference.

Use of Estimates

     The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Because of the use of estimates inherent in the financial reporting process, actual results could differ from those estimates. Areas in which significant judgments and estimates are used include revenue recognition, receivable collectibility and deferred tax valuation allowances.

Reclassifications

     Certain balances in the 2004, 2003 and 2002 consolidated financial statements have been reclassified to conform to the 2005 presentation.

New Accounting Standards

     In December 2003, the FASB revised Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN46). FIN46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. The consolidation requirement of FIN46 (as revised) apply immediately to variable interest entities created after January 31, 2003 and to existing entities in their first fiscal year or interim period ending after March 15, 2004. Certain of the disclosure requirements apply to all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. This accounting pronouncement did not have a material effect on the consolidated financial statements.

     In December 2004, the Financial Accounting Standards Board (FASB) issued Statement No. 123R, “Share-Based Payment” (SFAS 123R), which requires companies to measure and recognize compensation expense for all stock-based payments at fair value. SFAS 123R was originally effective for all interim periods beginning after June 15, 2005, however the SEC delayed implementation of the statement. The Company now needs to implement SFAS 123R beginning April 1, 2006. The Company is currently evaluating the impact of SFAS 123R on its financial position and results of operations.

     In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (SFAS) No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4.” SFAS No. 151 clarifies that abnormal inventory costs such as costs of idle facilities, excess freight and handling costs, and wasted materials (spoilage) are required to be recognized as current period charges. The provisions of SFAS No. 151 are effective for our fiscal year beginning April 1, 2006. The Company does not expect that the adoption will have a material impact on our consolidated financial position or results of operations.

2. INVENTORIES
(in thousands)

	March 31,	March 31,
	2005	2004
Inventories consist of the following:
Merchandise inventory	$7,797	$7,834
Healthcare services inventory	399	247
Demonstration inventory, net	0	826
Parts and peripherals	2,660	1,456

	$10,856	$10,363

     On September 30, 2004, the Company determined that demonstration equipment items previously included in inventory would no longer be considered to be available for sale. Accordingly, these items have been included in property and equipment at their net value.

3. PROPERTY AND EQUIPMENT, NET
(in thousands)

	March 31,	March 31,
	2005	2004
Property and equipment, net consists of the following:
Furniture and equipment	$10,079	$7,212
Vehicles	68	109
Demonstration equipment	2,456	0
Leasehold improvements	12,607	7,151

	25,210	14,472
Less: accumulated depreciation and amortization	(7,590)	(5,571)

	$17,620	$8,901

4. DEBT

     The Company has a $1,750,000 credit facility with M&T Bank for short-term working capital needs, standby letters of credit, and spot and forward foreign exchange transactions. Balances outstanding under the facilities are payable on demand, fully secured and collateralized by government securities acceptable to the Bank having an aggregate fair market value of not less than $1,945,000. As of March 31, 2005, letters of credit issued by the bank amounted to approximately $141,000 and there was no outstanding balance under the line of credit facility. Borrowings under the credit facility bear interest at 1% over the three month London Interbank Offered Rate (LIBOR).

     As of March 31, 2005, the Company’s short-term loan payable was comprised of bank loans of $2,839,000. BJU has a short-term financing arrangement in China with the Hong Kong and Shanghai Banking Corporation (HSBC) for $600,000 in revolving loans bearing interest at 1.5% over the three-month Singapore Interbank Money Market Offer Rate (SIBOR). Also, a line of credit is included in the arrangement with HSBC for up to $1,200,000, bearing interest at 2.25% over SIBOR and having a term of up to three years. As of March 31, 2005, the balances on these credit lines were $600,000 and $603,000, respectively.

     The Company opened its hospital facility in Shanghai, the cost of which was financed through (i) vendor financing (ii) local bank borrowings and (iii) proceeds of the sale of 1.5 million shares of common stock and warrants. The outstanding local bank borrowing for SHU consists of a $4 million loan facility with HSBC, which was fully utilized during calendar 2004. Of this loan, $1,636,000 is classified as short-term and $2,006,000 is classified as long-term. The long-term facility has a five-year term and an interest rate of 2.5% over the six month SIBOR. The Company has guaranteed the full amount of the HSBC facilities.

     The Company has an agreement with a major supplier whereby the supplier has agreed to provide long term (one and one-half years on those transactions that have occurred to date) payment terms on the Company’s purchases of medical equipment from the supplier. The arrangement carries an interest component of five percent. At March 31, 2005 and 2004 the Company has $0 and $2,998,000 of payables recorded under this agreement respectively.

     The following table sets forth the Company’s debt obligations as of March 31, 2005:

(in thousands)

	Total	2006	2007	2008	2009	2010	Thereafter
Line of credit	$1,203	$1,203	$0	$0	$0	$0	$0
Bank Loan	3,641	1,636	669	668	668	0	0
Vendor financing	744	149	149	149	149	148	0

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

Stock Option Plan

     The Company’s 1994 Stock Option Plan (the 1994 Plan) provided for the grant, at the discretion of the Board of Directors, of (i) options that are intended to qualify as incentive stock options (Incentive Stock Options) within the meaning of Section 422A of the Internal Revenue Code to certain employees, consultants and directors, and (ii) options not intended to so qualify (Nonqualified Stock Options) to employees, consultants and directors. On April 27, 2004, the Plan terminated by its terms and no additional options may be granted thereunder.

     The following is a summary of stock option activity during the years ended March 31, 2005 and 2004, the three months ended March 31, 2003 and the year ended December 31, 2002:

		Weighted		Weighted		Weighted		Weighted
		Average		Average		Average		Average
		Exercise		Exercise		Exercise		Exercise
	2005	Price	2004	Price	2003	Price	2002	Price
Options outstanding, beginning of year:	948,700	$2.30	1,053,416	$2.29	929,416	$2.35	838,404	$2.54
Granted	306,900	12.60	20,000	2.60	124,000	1.90	128,508	2.60
Exercised	(104,894)	2.27	(110,196)	2.25	0	0	(37,300)	2.18
Canceled	(37,562)	10.76	(14,520)	2.49	0	0	(196)	2.08

Options outstanding, end of year	1,113,144	$4.85	948,700	$2.30	1,053,416	$2.29	929,416	$2.35

     Options exercisable at March 31, 2005, March 31, 2004, March 31, 2003 and December 31, 2002, were 1,036,344, 919,360, 1,010,476 and 886,752, respectively, with weighted average exercise prices of $4.32, $2.30, $2.28 and $2.34, respectively. The weighted average exercise price of options outstanding is $4.85, $2.30, $2.29 and $2.35 and the weighted average remaining contractual life of such options is 6.55, 6.77, 7.73 and 7.68 years respectively as of March 31, 2005, March 31, 2004, March 31, 2003, and December 31, 2002.

     On September 1, 2004, the Company’s Board of Directors approved and on October 14, 2004, the Company’s shareholders approved the Company’s 2004 Incentive Stock Plan (2004 Plan). The 2004 Plan became effective upon the shareholders’ approval. The 2004 Plan provides for grants of: options to purchase common stock; restricted shares of common stock (which may be subject to both issuance and forfeiture conditions), which we refer to as restricted stock; deferred shares of common stock (which may be subject to the completion of a specified period of service and other issuance conditions), which we refer to as deferred stock; stock units (entitling the grantee to cash payments based on the value of the common stock on the date the payment is called for under the stock unit grant); and stock appreciation rights (entitling the grantee to receive the appreciation in value of the underlying common stock between the date of exercise and the date of grant), which are referred to as SARs. SARs may be either freestanding or granted in tandem with an option. Options to purchase the common stock may be either incentive stock options that are intended to satisfy the requirements of Section 422 of the Code, or options that do not satisfy the requirements of Section 422 of the Code.

Recent Issuance of Securities

     As of March 29, 2004, the Company entered into a securities purchase agreement with a limited number of accredited investors pursuant to which we agreed to issue and the investors agreed to purchase at a price of $9.00 per share 1,500,000 shares of our common stock, together with warrants to purchase an additional 300,000 shares of our common stock at an exercise price of $12.00 per share, for an aggregate purchase price of $13,500,000. We sometimes refer to this financing as the “financing.” The net proceeds to us from the financing, after deducting expenses of the financing including placement agent fees, were approximately $12,100,000. In connection with the financing, we also agreed to issue the placement agent five-year warrants to purchase 90,000 shares of our common stock at an exercise price of $12.00 per share. On March 31 and April 1, 2004, the initial closings of the financing occurred at which a total of 600,000 shares of our common stock together with warrants to purchase 120,000 shares of our common stock were issued to the investors. In connection with the initial closings, the placement agent was issued warrants to purchase 36,000 shares of our common stock. The final closing of the financing took place on May 5, 2004 at which the remaining 900,000 shares of common stock together with the remaining warrants to purchase 180,000 shares of our common stock were issued to the investors. In connection with the final closing, the placement agent was issued the remaining warrants to purchase 54,000 shares of our common stock.

     As of March 21, 2005, we entered into a second securities purchase agreement with a limited number of accredited investors pursuant to which we agreed to issue and the investors agreed to purchase at a price of $6.00 per share 1,080,397 shares of our common stock, together with warrants to purchase an additional 378,137 shares of our common stock at an exercise price of $9.10 per share, for an aggregate purchase price of $6,482,382. The net proceeds to us from the financing, after deducting expenses of the financing including placement agent fees, were approximately $6 million. In connection with the financings, we also agreed to issue to the placement agent five-year warrants to purchase 64,005 shares of our common stock at an exercise price of $9.10 per share. On March 24, 2005, the closing of the financing occurred. Notwithstanding the foregoing, no warrant issued pursuant to this securities purchase agreement is exercisable until six months from the date of issuance or may have its exercise price adjusted as a result of the anti-dilution provisions thereof below the market value of common stock as of the date of the agreement, which value was $7.09, subject to shareholder approval.

Shares of Common Stock Reserved

     As of March 31, 2005, the Company has reserved 3,397,842 shares of common stock for issuance upon exercise of remaining private placement securities, stock options and Class B common stock convertibility.

6. EARNINGS PER SHARE

     The following is a reconciliation of the numerators and denominators of the basic and diluted Earnings per Share (EPS) computations for net (loss) income and other related disclosures:

(thousands except share and per share data)

				Three months
	Year ended	Year ended	Three months	ended March	Year ended
	March 31,	March 31,	ended March	31, 2002	December 31,
	2005	2004	31, 2003	(unaudited)	2002
Net (loss) income	$(5,658)	$(1,987)	$76	$(192)	$259
Weighted average shares outstanding- basic	5,313,573	3,758,170	3,708,232	3,672,460	3,699,052
Basic (loss) earnings per share	$(1.06)	$(.53)	$.02	$(.05)	$.07
Effect of dilutive securities:
Shares issuable upon exercise of dilutive outstanding stock options:	0	0	7,676	0	97,288
Weighted average shares outstanding- diluted	5,313,573	3,758,170	3,715,908	3,672,460	3,796,340
Diluted (loss) earnings per share	$(1.06)	$(.53)	$.02	$(.05)	$.07

For the periods in which losses were incurred, shares issuable upon exercise of stock options are excluded from diluted earnings per share because the effect would be anti-dilutive.

7. INCOME TAXES

     The Company’s benefit from (provision for) income taxes consists of the following for the years ended March 31, 2005 and March 31, 2004, the three months ended March 31, 2003, and the year ended December 31, 2002:

	(in thousands)
	2005	2004	2003	2002
Current:
Federal	$—	$—	$—	$—
Foreign	(144)	(356)	(80)	(545)
State	0	0	0	0

	(144)	(356)	(80)	(545)
Deferred:
Federal	170	208	0	681
State	31	2	0	104
Foreign	0	82	0	0

	201	292	0	785

	$57	$(64)	$(80)	$240

     Significant components of the Company’s deferred tax liabilities and assets are as follows at March 31, 2005 and March 31, 2004:

	(in thousands)
	2005	2004
Deferred tax liabilities:
Unremitted earnings on foreign subsidiaries	$(497)	$0

Deferred tax assets:
Allowance for doubtful accounts	274	286
Sales commissions	240	181
Net operating loss carryforwards	4,472	2,463
Foreign tax credit	444	194
Alternate minimum tax	47	47
Depreciation	42	27
Other	47	0

Subtotal	5,069	3,198
Less valuation allowance	(3,067)	(1,397)

Net deferred tax asset	$2,002	$1,801

     The Company’s effective income tax rate varied from the statutory federal income tax rate for the years ended March 31, 2005 and March 31, 2004, the three months ended March 31, 2003 and the year ended December 31, 2002 as follows:

	2005	2004	2003	2002
Statutory federal income tax rate	34.0%	34.0%	34.0%	34.0%
Adjustments:
State income taxes, net of federal benefit	1.0	4.0	4.0	4.0
Foreign tax rate differential	(5.0)	(9.0)	171.0	3,036.0
Use of net operating losses	0.0	0.0	0.0	(5,289.0)
Change in valuation allowance	(34.0)	17.0	(38.0)	(3,474.0)
Other, including permanent differences	5.0	(49.0)	(136.0)	4,426.0

	1.0%	(3.0)%	35.0%	(1,263.0)%

     The Company has U.S. Federal net operating losses of approximately $4.8 million that expire through 2024. The Company also has foreign losses from China of approximately $2.6 million that expire through 2010. These net operating loss carryforwards may be limited by Internal Revenue Code section 382, the extent of the limitation has not been determined.

     The Company has approximately $440,000 of foreign tax credits available to off-set future U.S. federal income taxes and, under the current law, of these credits $ 240,000 will expire in 2015 and remaining credit of $ 200,000 will expire through 2009.

     The valuation allowance increased by $1.7 million which includes all foreign tax loss carryforwards. Based on the Company’s historical and expected future taxable earnings, management believes it is more likely than not that the Company will realize the benefit of existing deferred tax assets for US net operating losses of $1.8 million at March 31, 2005.

     As of March 31, 2005, the Company has recorded U.S. federal deferred income taxes on undistributed earnings from some of its foreign subsidiaries of $497,000. It is expected that earnings from majority of its foreign subsidiaries will be permanently reinvested in operations outside the U.S. It is not practical to compute the estimated deferred tax liability on these earnings.

     The American Jobs Creation Act of 2004 (the “Job Creation Act”) was enacted on October 22, 2004. Among other things, the Job Creation Act repeals an export incentive and creates a new deduction for qualified domestic manufacturing activities. The Company is in the process of evaluating the potential impact of this legislation.

8. COMMITMENTS

Leases

     The Company leases office space, warehouse space, and space for both Beijing United and Shanghai United under operating leases. Future minimum payments under these noncancelable operating leases consist of the following:

(thousands)
Year ending March 31:
2006	$2,387
2007	2,134
2008	1,876
2009	1,339
2010	1,274
Thereafter	4,104

Net minimum rental commitments	$13,114

     The above leases require the Company to pay certain pass through operating expenses and rental increases based on inflation.

     Rental expense was approximately $2,381,000, $1,904,000, $472,000 and $1,499,000 for the years ended March 31, 2005 and 2004, three months ended March 31, 2003, and for the year ended December 31, 2002, respectively.

9. CONCENTRATIONS OF CREDIT RISK

     Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and trade receivables. Substantially all of the Company’s cash and cash equivalents at March 31, 2005 and March 31, 2004 were held by one U.S. financial institution. All of the Company’s sales during the years were to end-users located in China or Hong Kong. Most of the Company’s equipment or consumables sales are accompanied by down payments of cash and/or letters of credit. Most of the Company’s medical services provided by Beijing United were performed in China for patients residing in China. Approximately 63% of the payments received for such services were denominated in local currency and 37% in U.S. dollars.

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

     Of the Company’s assets at March 31, 2005 and 2004, approximately $38,462,000 and $33,476,000, respectively, of such assets are located in China, consisting principally of cash, receivables, inventories, leasehold improvements, equipment and other assets. Also, see Note 10.

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

     Purchases from several suppliers were each over 10% of total cost of goods. These were Siemens ($21,075,000), Guidant ($13,210,000) and L’Oreal ($15,134,000) for the year ended March 31, 2005. Purchases over 10% for the year ended March 31, 2004 were Siemens, ($14,945,000), Becton-Dickenson ($8,863,000), Guidant ($11,926,000) and L’Oreal ($10,311,000). Purchases over 10% for the year ended December 31, 2002 were Siemens ($11,233,000), Becton-Dickenson ($11,145,000) and L’Oreal ($7,168,000).

11. ACCOUNTING FOR VARIABLE INTEREST ENTITIES (“VIE”)

     FIN 46 requires a VIE to be consolidated if a party with an ownership, contractual or other financial interest in the VIE (“a variable interest holder”) is obligated to absorb a majority of the risk of loss from the VIEs activities, is entitled to receive a majority of the VIEs residual returns (if no party absorbs a majority of the VIEs losses), or both. A variable interest holder that consolidates the VIE is called the primary beneficiary. Upon consolidation, the primary beneficiary generally must initially record all of the VIEs assets, liabilities and noncontrolling interests at fair value and subsequently account for the VIE as if it were consolidated based on majority voting interest.

     The Company’s clinics in Shunyi (a densely expatriate-populated suburb of Shunyi County just outside of Beijing) and at the Shanghai Racquet Club (geographically located in a Shanghai expatriate residential district) as well as any future clinics are consolidated VIE’s. These entities were founded for the express purpose of projecting United Family Hospital general patient services closer to a large patient population for the convenience of the patients. These are primarily storefront facilities with assets of less than $250,000 consisting primarily of cash and leasehold improvements. The Company has full control of these entities and maintains these clinics at a breakeven basis. The impact on future operating income from the consolidation of these entities is not expected to be significant.

12. SEGMENT REPORTING

     The Company has three reportable segments: Medical Capital Equipment, Healthcare Products Distribution and Healthcare Services. The Company evaluates performance and allocates resources based on profit or loss from operations before income taxes, not including gains or losses on the Company’s investment portfolio. All segments follow the accounting policies described in Note 1. The following segment information has been provided per Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information:”

For the year ended March 31, 2005:

	Medical	Healthcare
	Capital	Products	Healthcare
	Equipment	Distribution	Services	Total
Assets	$22,698,000	$13,712,000	$20,878,000	$57,288,000

Sales and service revenue	$42,957,000	$35,017,000	$22,801,000	$100,775,000
Gross Profit	11,381,000	4,101,000	n/a	n/a
Gross Profit %	26%	12%	n/a	n/a
Loss from operations	$(11,000)	$(2,603,000)	$(2,844,000)	$(5,458,000)
Other (expense) net				(257,000)

Loss before income taxes				$(5,715,000)

For the year ended March 31, 2004:

	Medical	Healthcare
	Capital	Products	Healthcare
	Equipment	Distribution	Services	Total
Assets	$22,987,000	$12,525,000	$12,339,000	$47,851,000

Sales and service revenue	$33,836,000	$38,393,000	$15,954,000	$88,183,000
Gross Profit	9,427,000	4,788,000	n/a	n/a
Gross Profit %	28%	12%	n/a	n/a
Loss from operations	$(269,000)	$(641,000)	$(680,000)	$(1,590,000)
Other (expense) net				(111,000)
Loss on equity investment				(222,000)

Loss before income taxes				$(1,923,000)

For the three months ended March 31, 2003:

	Medical	Healthcare
	Capital	Products	Healthcare
	Equipment	Distribution	Services	Total
Assets	$19,521,000	$12,571,000	$10,248,000	$42,340,000

Sales and service revenue	$7,716,000	$10,663,000	$3,470,000	$21,849,000
Gross Profit	2,474,000	1,097,000	n/a	n/a
Gross Profit %	32%	10%	n/a	n/a
Income (loss) from operations	$521,000	$(121,000)	$(178,000)	$222,000
Other (expense) net				(66,000)

Income before income taxes				$156,000

For the year ended December 31, 2002:

	Medical	Healthcare
	Capital	Products	Healthcare
	Equipment	Distribution	Services	Total
Assets	$21,354,000	$10,616,000	$11,156,000	$43,126,000

Sales and service revenue	$28,708,000	$28,946,000	$12,963,000	$70,617,000
Gross Profit	7,822,000	3,856,000	n/a	n/a
Gross Profit %	27%	13%	n/a	n/a
Income (loss) from operations	$198,000	$(601,000)	$586,000	$183,000
Other (expense) net				(126,000)
Loss on equity investment				(38,000)

Income before income taxes				$19,000

13. SELECTED QUARTERLY DATA (UNAUDITED)

(thousands except per share data)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
For the year ended March 31, 2005:
Revenue	$26,675	$27,555	$22,329	$24,216
Income (loss) before income taxes	430	(40)	(3,399)	(2,706)
Net income (loss)	244	(89)	(3,713)	(2,100)
Basic (loss) earnings per share of common stock	.05	(.02)	(.69)	(.38)
Diluted (loss) earnings per share of common stock	.04	(.02)	(.69)	(.38)
Cash dividends per share of common stock	.00	.00	.00	.00

For the year ended March 31, 2004:
Revenue	$20,373	$21,156	$21,630	$25,024
(Loss) income before income taxes	(1,726)	376	(502)	(71)
Net (loss) income	(1,338)	218	(383)	(484)
Basic (loss) earnings per share of common stock	(.36)	.06	(.10)	(.13)
Diluted (loss) earnings per share of common stock	(.36)	.05	(.10)	(.13)
Cash dividends per share of common stock	.00	.00	.00	.00

For the thee months ended March 31, 2003:
Revenue	$21,849
Income before income taxes	156
Net income	76
Basic earnings per share of common stock	.02
Diluted earnings per share of common stock	.02
Cash dividends per share of common stock	.00

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Previously disclosed.

ITEM 9A. CONTROLS AND PROCEDURES

     Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

     None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) The following consolidated financial statements of Chindex International, Inc. are included in Part II, Item 8:

Reports of Independent Registered Public Accounting Firms.

Consolidated Balance Sheets as of March 31, 2005 and March 31, 2004.

Consolidated Statements of Operations for the years ended March 31, 2005 and 2004, three months ended March 31, 2003, three months ended March 31, 2002 (unaudited) and the year ended December 31, 2002.

Consolidated Statements of Cash Flows for the years ended March 31, 2005 and 2004, three months ended March 31, 2003, three months ended March 31, 2002 (unaudited) and the year ended December 31, 2002.

Consolidated Statements of Stockholders’ Equity for the year ended March 31, 2005, period ended March 31, 2004, and the year ended December 31, 2002.

Notes to Consolidated Financial Statements.

(a)(2) The following financial statement schedule of Chindex International is included in Item 15(d):

Schedule II Valuation and Qualifying Accounts.

	Balance		Additions		Balance
	beginning	Additions	not		end
Description (amounts in thousands)	of year	expensed	expensed	Deductions	of year
For the year ended March 31, 2005:
Allowance for doubtful receivables	$1,131	$1,428		$708	$1,851
Deferred income tax valuation allowance	1,397	1,670		0	3,067
Total allowances deducted from assets	$2,528	$3,098	$0	$708	$4,918

For the year ended March 31, 2004:
Allowance for doubtful receivables	$1,001	$777		$647	$1,131
Deferred income tax valuation allowance	456	278	$663	0	1,397
Total allowances deducted from assets	$1,457	$1,055	$663	$647	$2,528

For the three months ended March 31, 2003:
Allowance for doubtful receivables	$883	$118			$1,001
Deferred income tax valuation allowance	456			0	456
Total allowances deducted from assets	$1,339	$118	$0	$0	$1,457

For the year ended December 31, 2002:
Allowance for doubtful receivables	$604	$279			$883
Deferred income tax valuation allowance	1,446			$990	456
Total allowances deducted from assets	$2,050	$279	$0	$990	$1,339

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

(b) Exhibits

The exhibits listed below are filed as a part of this annual report:

3.1	Amended and Restated Certificate of Incorporation of the Company dated October 28, 2004 (filed herewith)

3.2	By-laws of the Company. Incorporated by reference to Annex C to the Proxy Statement.

4.1	Form of Specimen Certificate representing the Registrant’s Common Stock. Incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form SB-2 (No. 33-78446) (The “IPO Registration Statement”).

4.2	Form of Specimen Certificate representing Class B Common Stock. Incorporated by reference to Exhibit 4.3 to the IPO Registration Statement.

10.1	The Company’s 1994 Stock Option Plan, as amended as of July 17, 2001. Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the six months ended June 30, 2001.

10.2	The Company’s 2004 Stock Incentive Plan. Incorporated by reference to Annex B to the Company’s Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on September 14, 2004.

10.3	Lease Agreement, dated as of March 1994, between the Company and Central Properties Limited Partnership, relating to the Company’s Bethesda, Maryland facility. Incorporated by reference to Exhibit 10.4 to the IPO Registration Statement.

10.4	First Amendment to Lease, dated as of June 26, 1996, between the Company and Central Properties Limited Partnership, relating to additional space at the Company’s Bethesda, Maryland facility. Incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997.

10.5	Lease Agreement between the School of Posts and Telecommunications and the Company dated November 8, 1995. Incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995.

10.6	Amendments Numbers One, Two and Three to the Lease Agreement between the School of Posts and Telecommunications and the Company dated November 8, 1995, each such amendment dated November 26, 1996. Incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997.

10.7	Lease Agreement dated May 10, 1998, between the School of Posts and Telecommunications and the Company relating to the lease of additional space. Incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998.

10.8	Contractual Joint Venture Contract between the Chinese Academy of Medical Sciences Union Medical & Pharmaceutical Group Beijing Union Medical & Pharmaceutical General Corporation and the Company, dated September 27, 1995. Incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995.

10.9	First Investment Loan Manager Demand Promissory Note dated July 10, 1997 between First National Bank of Maryland and the Company. Incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997.

10.10	Distribution Agreement dated October 11, 2001 between Siemens AG and the Company, Incorporated by reference to Exhibit 10.18 to the Company’s Quarterly Report on Form 10-Q for the nine months ended September 30, 2001.

10.11	Second amendment to lease, dated as of November 24, 2000, between the Company and Central Properties Limited Partnership, relating to the extension of the lease term for the Company’s Bethesda, Maryland offices. Incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

10.12	Employment Agreement, dated as of September 1, 2001, between the Company and Roberta Lipson. Incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

10.13	Employment Agreement, dated as of September 1, 2001, between the Company and Elyse Beth Silverberg. Incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

10.14	Employment Agreement, dated as of September 1, 2001, between the Company and Lawrence Pemble. Incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

10.15	Employment Agreement, dated as of September 1, 2001, between the Company and Robert C. Goodwin, Jr. Incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

10.16	Amendment to Employment Agreement dated November 1, 2004, between the Company and Roberta Lipson, incorporated by reference to Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2004.

10.17	Amendment to Employment Agreement dated November 1, 2004, between the Company and Elyse Beth Silverberg, incorporated by reference to Exhibit 10.17 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2004.

10.18	Amendment to Employment Agreement dated November 1, 2004, between the Company and Lawrence Pemble, incorporated by reference to Exhibit 10.18 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2004.

10.19	Amendment to Employment Agreement dated November 1, 2004, between the Company and Robert C. Goodwin, Jr., incorporated by reference to Exhibit 10.19 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2004.

10.20	Contractual Joint Venture Contract between Shanghai Changning District Central Hospital and the Company, dated February 9, 2002. Incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the

fiscal year ended December 31, 2001.

10.21	Lease Agreement between Shanghai Changning District Hospital and the Company related to the lease of the building for Shanghai United Family Hospital. Incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

10.22	Lease Agreement between China Arts & Crafts Import & Export Corporation and Chindex (Beijing) Consulting Incorporated related to the lease of the building for the Company’s main office in Beijing+. Incorporated by reference to Exhibit 10.17 to the Company’s Quarterly Report on Form 10-Q for the six months ended June 30, 2002.

10.23	Agreement between Siemens AG and the Company for long term payment of vendor invoices. Incorporated by reference to Exhibit 10.18 to the Company’s Quarterly Report on Form 10-Q for the nine months ended September 30, 2002.

10.24	Form of Securities Purchase Agreement dated as of March 29, 2004 among the Company and the purchasers thereunder. Incorporated by reference to Exhibit 10.19 to the Company’s Registration Statement on Form S-1 (No. 333-114299).

10.25	Form of Securities Purchase Agreement dated as of March 21, 2005 among the Company and the purchasers thereunder. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 21, 2005.

10.26	Form of Common Stock Purchase Warrant issued to investors on March 24, 2005. Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated March 21, 2005.

21.1	List of subsidiaries. Incorporated by reference to Exhibit 21.1 to the Company’s Registration Statement on Form S-3 (No. 333-123975).

23.1	Consent of Independent Registered Public Accounting Firm (filed herewith)

23.2	Consent of Independent Registered Public Accounting Firm (filed herewith)

31.1	Certification of the Company’s Chief Executive Officer Pursuant to Rule 13a-14(a) (filed herewith)

31.2	Certification of the Company’s Executive Vice President Finance Pursuant to Rule 13a-14(a) (filed herewith)

31.3	Certification of the Company’s Principal Accounting Officer Pursuant to Rule 13a-14(a) (filed herewith)

32.1	Certification of the Company’s Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 (filed herewith)

32.2	Certification of the Company’s Executive Vice President Finance Pursuant to 18 U.S.C. Section 1350 (filed herewith)

32.3	Certification of the Company’s Principal Accounting Officer Pursuant to 18 U.S.C. Section 1350 (filed herewith)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINDEX INTERNATIONAL, INC.
Dated: June 24, 2005	By: /S/ Roberta Lipson

Roberta Lipson
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Dated: June 24, 2005	By: /S/ A. Kenneth Nilsson

A. Kenneth Nilsson Chairman of the Board

Dated: June 24, 2005	By: /S/ Roberta Lipson

Roberta Lipson
Chief Executive Officer and President

Dated: June 24, 2005	By: /S/ Elyse Beth Silverberg

Elyse Beth Silverberg
Executive Vice President, Secretary and Director

Dated June 24, 2005	By: /S/ Lawrence Pemble

Lawrence Pemble
Executive Vice President-Finance and Director

Dated: June 24, 2005	By: /S/ Robert C. Goodwin, Jr.

Robert C. Goodwin, Jr.
Executive Vice President of Operations,
Treasurer, General Counsel and Director

Dated: June 24, 2005	By: /S/ Ronald Zilkowski

Ronald Zilkowski
Senior Vice President Finance and Controller

Dated: June 24, 2005	By: /S/ Julius Y. Oestreicher

Julius Y. Oestreicher
Director

Dated: June 24, 2005	By: /S/ Carol R. Kaufman

Carol R. Kaufman
Director

Dated: June 24, 2005	By: /S/ Douglas B. Grob

Douglas B. Grob
Director

Dated: June 24, 2005	By: /S/ Holli Harris

Holli Harris
Director