Form 10-K/A
period 2005-03-31
CHINDEX INTERNATIONAL INC
filed 2005-07-29
CIK 922717

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                 AMENDMENT NO. 1

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
 (State or other jurisdiction                                (I.R.S. Employer
of incorporation or organization)                           Identification No.)

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

The number of shares outstanding of each of the issuer's class of common equity, as of July 29, 2005, was 5,728,443 shares of Common Stock and 775,000 shares of
Class B Common Stock.

Documents Incorporated by Reference: None.

                                INTRODUCTORY NOTE

      Chindex International, Inc. (the "Company," "Chindex," "we," "us" or
"our") is filing this Amendment No. 1 on Form 10-K/A to our Annual Report on
Form 10-K for the fiscal year ended March 31, 2005 (the "Report") for the purpose of including information that was to be incorporated by reference from our definitive proxy statement pursuant to Regulation 14A of the Securities
Exchange Act of 1934, as amended (the "Exchange Act"). We will not file our proxy statement within 120 days of our fiscal year ended March 31, 2005, and are, therefore, amending and restating in their entirety Items 10, 11, 12, 13 and 14 of Part III of the Report. We anticipate filing our definitive proxy statement in August 2005 for our 2005 Annual Stockholder Meeting, which is currently scheduled to be held on September 13, 2005. In addition, in connection with the filing of this Amendment and pursuant to Rules 12b-15 and 13a-14 under the Exchange Act, we are including with this Amendment a currently dated certification. Except as described above, no other amendments are being made to the Report. This Form 10-K/A does not reflect events occurring after the June
29, 2005 filing of our Report, modify or update the disclosure contained in the
Report in any way other than as required to reflect the amendments discussed above and reflected below.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

      The directors and executive officers of the Company and their present positions with the Company are as follows:

NAME                        POSITIONS WITH THE COMPANY
----                        --------------------------

A.  Kenneth Nilsson(a)(b)(c)     Chairman of the Board of Directors
Roberta Lipson                   Chief Executive Officer and Director
Elyse Beth Silverberg            Executive Vice President, Secretary and Director
Lawrence Pemble                  Executive Vice President Finance and Director
                                 Executive Vice President Operations, Treasurer,
Robert C. Goodwin, Jr.           Assistant Secretary, General Counsel and Director
Julius Y. Oestreicher(a)(b)(c)   Director

Carol R. Kaufman(a)(b)      Director
Douglas B. Grob             Director
Holli Harris                Director
---------------
(a) Member of the Audit Committee.
(b) Member of the Compensation Committee.
(c) Member of the Nominating Committee.

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

      Set forth below is certain information with respect to each director:

      ROBERTA LIPSON, 50, co-founded the Company in 1981. Ms. Lipson served as the Chairman of the Board of Directors from 1981 until 2004 and has served as the Chief Executive Officer since 1981. From 1979 until founding the Company in
1981, Ms. Lipson was employed in China by Sobin Chemical, Inc., a worldwide trading company, as Marketing Manager, coordinating marketing and sales of various equipment in China. Ms. Lipson was employed by Schering-Plough Corp. in the area of product marketing until 1979. Ms. Lipson received a B.A. degree in
East Asian Studies from Brandeis University and an MBA degree from Columbia
University Graduate School of Business.

      ELYSE BETH SILVERBERG, 48, co-founded the Company in 1981. Ms. Silverberg has served as the Company's Executive Vice President and Secretary and as a
Director since that time. Prior to founding the Company, from 1980 to 1981, Ms.
Silverberg worked with Ms. Lipson at Sobin Chemical, Inc. and was an intern in
China with the National Council for U.S.-China Trade from 1979 to 1980. Ms.
Silverberg received a B.A. degree in Chinese Studies and History from the State
University of New York at Albany.

      LAWRENCE PEMBLE, 48, joined the Company in 1984 and has served as
Executive Vice President of Finance since January 1996. From 1986 until 1996,
Mr. Pemble served as Vice President of Marketing. From 1986 through April 1992 and September 1993 to the present, Mr. Pemble has also served as a Director of the Company. Prior to joining the Company, Mr. Pemble was employed by China
Books and Periodicals, Inc. as Manager, East Coast Center. Mr. Pemble received a
B.A. degree in Chinese Studies and Linguistics from the State University of New
York at Albany.

      ROBERT C. GOODWIN, JR., 64, has served as Executive Vice President of
Operations since January 1996, as Assistant Secretary since June 1995 and as

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

      A. KENNETH NILSSON, 72, has served as a Director of the Company since
January 1996. Mr. Nilsson formerly served as President of Cooper Laboratories,
Inc.; President of Cooper Lasersonics, Inc.; Managing Director of Pfizer Taito
Ltd.; President of Max Factor, Japan; and Chairman of the Monterey Institute of
International Studies. Mr. Nilsson received a B.A. degree from the University of
Southern California and an M.A. degree from the University of California.

      JULIUS Y. OESTREICHER, 75, has served as a Director of the company since
January 1996. Mr. Oestreicher has been a partner with the law firm of
Oestreicher & Ennis, LLP and its predecessor firms for thirty years, engaging primarily in estate, tax and business law. Mr. Oestreicher received a B.S.
degree in Business Administration from City College of New York and a J.D.
degree from Fordham University School of Law.

      CAROL R. KAUFMAN, 56, has served as a Director of the Company since
November 2000. Ms. Kaufman has been Vice President and Chief Administrative
Officer of The Cooper Companies, a medical device company, since October 1995 and was elected Vice President of Legal Affairs in March 1996. From January 1989
through September 1995, she served as Vice President, Secretary and Chief
Administrative Officer of Cooper Development Company, a healthcare and consumer products company that was a former affiliate of The Cooper Companies. Ms.
Kaufman received her undergraduate degree from Boston University.

      DOUGLAS B. GROB, 42, has served as a Director of the Company since August
2004. From 1994 to 2001, Mr. Grob was a Ph.D. student, teaching assistant and research affiliate in the Department of Political Science at Stanford
University. From 2001 to 2002, Mr. Grob served as a Research Fellow at the
Asia-Pacific Research Center at Stanford University. In addition, from 2000 to
2002, Mr. Grob was a Visiting Scholar at the School of Law of Beijing
University. Since 2002, Mr. Grob has been an Assistant Professor in the
Department of Government and Politics at the University of Maryland. Mr. Grob
received an A.B. degree from the University of Pennsylvania, two Masters degrees, and a Ph.D. in political science from Stanford University.

      HOLLI HARRIS, 38, has served as a Director of the Company since August
2004. From 2000 to 2001, Ms. Harris served as Business Development Manager for
Frog Design Inc., an international industrial design firm. During 2001, Ms.
Harris was a Product Development Contractor for Johnson Controls, Inc., a
designer and manufacturer of automotive and facilities interior systems. During
2002, Ms. Harris was a Senior Licensing Manager for Illumigen Biosciences, Inc.,
which is in the business of proprietary genetic technologies. In 2003, Ms.
Harris was a Financial Analyst with Amgen Inc., an international biotechnology and pharmaceutical firm. Currently, Ms. Harris is a Revenue Analyst for Corbis
Corporation, which is an international visual and image solutions provider. In addition, Ms. Harris previously worked for the U.S. State Department at the U.S.
Embassy in Moscow. Ms. Harris has a dual degree in Russian and International
Relations from the University of California - Davis and an MBA in Finance from the University of Michigan.

AUDIT COMMITTEE AND AUDIT COMMITTEE FINANCIAL EXPERT

      The Board of Directors has a standing Audit Committee. The Board has affirmatively determined that each director who serves on the Audit Committee is independent, as the term is defined by applicable Nasdaq and Securities and
Exchange Commission ("SEC") rules. During fiscal 2005, the Audit Committee consisted of Mr. Nilsson, Mr. Oestreicher and Ms. Kaufman. Mr. Nilsson, the
Chairman of the Audit Committee, was also an audit committee financial expert as defined by SEC rules. The Audit Committee regularly meets with the Company's independent registered public accounting firm outside the presence of management.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

      Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and executive officers, and persons who own more than
10% of the Company's capital stock, to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish the Company with copies of all Section
16(a) reports they file. To the Company's knowledge, based solely upon review of the copies of such reports furnished to the Company during the one-year period ended March 31, 2005, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% stockholders were complied with.

CODE OF ETHICS

      The Company has adopted a Code of Business Conduct, which is applicable to all of its directors, officers and employees, including the principal executive officer, the principal financial officer and the principal accounting officer.
Certain sections of the Code are also applicable to the Board of Directors. The
Code is available on the Company's website at WWW.CHINDEX.COM. The Company intends to post amendments to or waivers from the Code to the extent applicable to its chief executive officer, principal financial officer or principal accounting officer.

ITEM 11.    EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

      The following table sets forth information concerning the annual and long term compensation during our last three fiscal years and the three month fiscal period ended March 31, 2003 of our chief executive officer and other most highly compensated executive officers whose salary and bonus for fiscal 2005 exceeded
$100,000 for services rendered in all capacities to us and our subsidiaries:

                                                                        LONG TERM
                                        ANNUAL COMPENSATION             COMPENSATION
                             -----------------------------------------  ------------
                                                          OTHER         SECURITIES
                                                          ANNUAL        UNDERLYING
NAME AND PRINCIPAL POSITION  YEAR*    SALARY     BONUS    COMPENSATION  OPTIONS
---------------------------  -----    ------     -----    ------------  ------------
Roberta Lipson............   2005    $199,255    $6,250   $140,833(a)   $307,250(c)
  Chief Executive Officer    2004    $184,437      --     $139,562(a)
  and President              2003    $ 46,109      --     $ 38,444(a)
                             2002    $184,437   $25,000   $137,765(a)

Elyse Beth Silverberg.....   2005    $185,687    $6,250   $105,121(b)   $307,250(c)
  Executive Vice President   2004    $177,606      --     $ 99,062(b)
  and Secretary              2003    $ 44,402      --     $ 24,750(b)
                             2002    $177,606   $25,000   $ 98,750(b)

Lawrence Pemble...........   2005    $180,869    $6,250       --        $307,250(c)
  Executive Vice President   2004    $170,775      --         --
  Finance                    2003    $ 42,694      --         --
                             2002    $170,775   $25,000       --

Robert C. Goodwin, Jr.....   2005    $176,726    $6,250       --        $307,250(c)
  Executive Vice President   2004    $167,244      --         --
  Operations, Treasurer,     2003    $ 41,811      --         --
  Assistant Secretary and    2002    $167,244   $25,000       --
  General Counsel

-----------------
*     Information is presented for our fiscal years ended March 31, 2005 and
      March 31, 2004, the three months ended March 31, 2003, and our fiscal year ended December 31, 2002. Effective April 1, 2003, we changed our fiscal year end from December 31 to March 31.

(a)   Includes tuition expenses for Ms. Lipson's sons in China in the amounts of
      $38,300 in the year ended March 31, 2005, $36,600 in the year ended March
      31, 2004, $13,694 in the three months ended March 31, 2003 and $36,475 in the year ended December 31, 2002. Also includes rental expenses of $96,000 in each of the years presented and $24,000 in the three months ended March
      31, 2003, for Ms. Lipson's housing in China. Also includes $3,313 and
      $3,062 in the years ended March 31, 2005 and 2004, respectively, $750 in the three months ended March 31, 2003 and $2,750 in the year ended
      December 31, 2002, representing our matching contributions as deferred compensation under our 401(k) plan.

(b)   Includes rental expense in the amount of $96,000 in each of the years presented and $24,000 in the three months ended March 31, 2003, for Ms.
      Silverberg's housing in China. Also includes $3,313 and $3,062 in the years ended March 31, 2005 and 2004, respectively, $750 in the three months ended March 31, 2003, and $2,750 in the year ended December 31,
      2002, representing our matching contribution as deferred compensation under our 401(k) plan.

(c)   Calculated based on a grant to each executive on April 26, 2004 of options to purchase an aggregate of 25,000 shares of Common Stock and a closing market price per share of the Common Stock on that date of $12.29.

OPTION GRANTS IN LAST FISCAL YEAR

                            INDIVIDUAL GRANTS
                                       PERCENTAGE
                                       OF TOTAL                         POTENTIAL
                                       OPTIONS/                         REALIZABLE VALUE
                         NUMBER OF     SARS                             AT ASSUMED ANNUAL
                         SECURITIES    GRANTED                          RATES OF STOCK
                         UNDERLYING    TO         EXERCISE              PRICE APPRECIATION FOR
                         OPTIONS/SARS  EMPLOYEES  OR BASE               OPTION TERM(c)
                         GRANTED       IN FISCAL  PRICE     EXPIRATION
NAME                     (#)           YEAR(b)    (#/SH)    DATE        5% ($)    10% ($)
                         -----------   ---------  --------  ----------  -------   -------
Roberta Lipson           25,000(a)     3.3%       13.75     4/26/09     $94,972  $209,863
Elyse Silverberg         25,000(a)     3.3%       12.50     4/26/14    $110,192  $307,260
Lawrence Pemble          25,000(a)     3.3%       12.50     4/26/14    $110,192  $307,260
Robert C. Goodwin, Jr.   25,000(a)     3.3%       12.50     4/26/14    $110,192  $307,260

-----------------

(a)   Consists of (i) immediately exercisable options to purchase 15,000 shares of Common Stock that are intended to be incentive stock options in accordance with Section 422 of the Internal Revenue Code of 1986 and non-qualified options otherwise; and (ii) options to purchase 10,000 shares of Common stock that are non-qualified and that were exercisable
      50% immediately upon grant and 50% on the first anniversary thereof.

(b)   Percentages are based on grants in fiscal 2005 to purchase an aggregate of
      306,900 shares of our common stock pursuant to our 1994 Stock Option Plan.

(c)   Potential realizable values are computed by multiplying the number of shares of common stock subject to a given option by the assumed value of our common stock, assuming that the aggregate stock value compounds from the fair market value of the stock on the date of grant at the annual 5%
      or 10% rate shown in the table for the entire term of the option and subtracting from that result the aggregate option exercise price. These numbers are calculated based on Securities and Exchange Commission requirements and do not reflect our projection or estimate of future stock price growth.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END OPTION VALUES

      The following table provides summary information concerning stock options held as of March 31, 2005 by our chief executive officer and by the other executive officers named in the summary compensation table above.

                                                      NUMBER OF          VALUE OF
                                                      SECURITIES         UNEXERCISED
                                                      UNDERLYING         IN-THE-MONEY
                                                      UNEXERCISED        OPTIONS
                        SHARES                        OPTIONS AT FISCAL  AT FISCAL YEAR
                        ACQUIRED                      YEAR END           END
                        ON            VALUE           EXERCISABLE/       EXERCISABLE/
NAME                    EXERCISE (#)  REALIZED ($)    UNEXERCISABLE      UNEXERCISABLE(a)
----                    ------------  ------------    -------------      ----------------
Roberta Lipson          --             --             121,800/0          $385,264/0
Elyse Silverberg        --             --             121,800/0          $385,264/0
Lawrence Pemble         5,000          26,350         100,000/0          $298,500/0
Robert C. Goodwin, Jr.  --             --             186,820/0          $654,546/0

-----------------

(a)   Based on the closing price per share of $6.18 on March 31, 2005, the last trading day of fiscal 2005.

PERFORMANCE GRAPH

      The following table compares the cumulative return to holders of the
Company's Common Stock for the five years ended March 31, 2005 with the National
Association of Securities Dealers Automated Quotation System Market Index and an
index of companies with a market capitalization similar to that of the
Company's, for the same period. The comparison assumes $100 was invested at the close of business on March 31, 2000 in the Company's Common Stock and in each of the comparison groups, and assumes reinvestment of dividends. The Company paid no cash dividends during the foregoing period.

      The peer group selected by the Company includes companies with similar market capitalization to that of the Company as of March 31, 2005. The Company does not use a published industry or line-of-business basis, and does not believe it could reasonably identify a different peer group. The companies that comprise the peer group are the following: American Vantage Companies; Omni
Energy Services Corp.; Delcath Systems Inc.; Printware Inc.; Imagex Inc.; Regen
Biologics Inc.; Insteel Industries; Rit Technologies Ltd.; Law Enforcement
Associates Corp.; T/R Systems Inc.; Medwave Inc.; Wizzard Software Corp.; Mexco
Energy Corp.; Teledigital Inc.; Non Invasive Monitor; and New Century Companies,
Inc.

                           TOTAL RETURN TO SHAREHOLDER

                      (INCLUDES REINVESTMENT OF DIVIDENDS)

                                                ANNUAL RETURN PERCENTAGE

                                                      YEARS ENDING
COMPANY NAME / INDEX                     MAR01   MAR02   MAR03    MAR04   MAR05
--------------------------------------------------------------------------------

CHINDEX INTERNATIONAL INC                -13.27   19.51  -28.16   404.50  -38.75
NASDAQ U.S. INDEX                        -59.97    0.78  -26.60    47.59    0.67
PEER GROUP                               -79.79  -32.11  -29.21   167.39   18.69

                                                    INDEXED RETURNS

                                BASE                  YEARS ENDING
                                PERIOD
     COMPANY NAME / INDEX       MAR00    MAR01   MAR02   MAR03    MAR04   MAR05
---------------------------------------------------------------------------------

CHINDEX INTERNATIONAL INC       100      86.73   103.65  74.46    375.66  230.09
NASDAQ U.S. INDEX               100      40.03    40.34  29.61     43.71   44.00
PEER GROUP                      100      20.21    13.72   9.71     25.98   30.83

PEER GROUP COMPANIES
---------------------------------------------------------------------------------

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
MEDWAVE INC                              TELEDIGITAL INC
MEXCO ENERGY CORP                        WIZZARD SOFTWARE CORP
NEW CENTURY COMPANIES INC

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

EQUITY COMPENSATION PLAN INFORMATION

      The following table contains a summary of the number of shares of our
Common Stock to be issued upon the exercise of options, warrants and rights outstanding at March 31, 2005, the weighted-average exercise price of those outstanding options, warrants and rights, and the number of additional shares of our Common Stock remaining available for future issuance under our equity compensation plans as of March 31, 2005. Effective April 27, 2004, our 1994
Stock Option Plan, under which all of the options described below were granted, terminated by its terms. Consequently, no further options may be granted under our 1994 Stock Option Plan as of the date of this prospectus. On September 1,
2004, our Board of Directors approved and on September 13, 2004, our stockholders approved our 2004 Stock Incentive Plan. As of March 31, 2005, an
aggregate of 500,000 shares of our common stock was available for issuance under the 2004 Stock Incentive Plan and no grants had been made thereunder.

---------------------------------------------------------------------------------------------
                        (a)                     (b)                 (c)
                        Number of                                   Number of securities
                        securities to be        Weighted-average    remaining available
                        issued upon exercise    exercise price      for the future
                        of outstanding          of outstanding      issuance under equity
                        options, warrants       options, warrants   compensation plans
                        and rights              and rights          (excluding securities
Plan Category                                                       reflected in column (a))
---------------------------------------------------------------------------------------------

Equity compensation
plans approved by
security holders
  o 1994 Stock
    Option Plan           1,113,144                $4.85                    0
  o 2004 Incentive
    Stock Plan                0                      0                   500,000
---------------------------------------------------------------------------------------------

Equity compensation
plans not approved by
security holders             N/A                    N/A                    N/A
---------------------------------------------------------------------------------------------

SECURITY OWNERSHIP TABLE

      The following table sets forth information as to the ownership of shares of the Company's Common Stock and Class B Common Stock as of July 29, 2005 with respect to (i) holders known to the Company to beneficially own more than five percent (5%) of the outstanding Common Stock or the Class B Common Stock, (ii)
each director, (iii) the Company's Chief Executive Officer and each other executive officer whose annual cash compensation for fiscal 2005 exceeded
$100,000 and (iv) all directors and executive officers of the Company as a group.

                            AMOUNT AND NATURE
                              OF BENEFICIAL
                             OWNERSHIP(b)(c)                PERCENT OF
                           --------------------    -------------------------------
NAME AND ADDRESS OF                    CLASS B               CLASS B
BENEFICIAL                 COMMON      COMMON       COMMON   COMMON
STOCKHOLDER(a)             STOCK       STOCK(d)     STOCK    STOCK     COMBINED(e)
--------------             ------      --------     ------   -------   -----------
Roberta Lipson..........   126,679(f)  440,000(g)   2.2%     56.8%     26.3%
Elyse Beth Silverberg...   146,639(h)  260,500      2.5      33.6      16.2
Lawrence Pemble.........   103,015(i)   74,500      1.8       9.6       5.3
Robert C. Goodwin, Jr...   194,328(j)       --      3.3        --       1.8
Julius Y. Oestreicher...   135,532(k)       --      2.4        --       1.3
A. Kenneth Nilsson......   138,532(l)       --      2.4        --       1.3
Carol R. Kaufman........    75,360(m)       --      1.3        --        *
Douglas B. Grob.........     6,030(n)       --       *         --        *
Holli Harris............     6,000(o)       --       *         --        *
Neon Liberty Capital
  Management LLC
  230 Park Avenue,
  Suite 865
  New York, NY  10169...   341,690(p)       --      6.0        --       3.3
Federated Kaufmann
  Fund, a portfolio of
  Federated Equity
  Funds
  140 East 45th
  Street,
  43rd Floor
  New York, NY 10017...   670,200(q)       --      11.7       --       6.5
Barclays Global
  Investors, N.A.
  45 Fremont Street,
  17th Floor
  San Francisco, CA
  94105                    313,585(r)       --      5.5       --        3.0
All executive officers
  and directors as a
  group (9  persons)...    932,115(s)  775,000     13.5    100.0       49.5

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

(d)   Our Common Stock is entitled to one vote per share and our Class B Common
      Stock is entitled to six votes per share.

(e)   Indicates percentage voting power represented by beneficial ownership when the Class B Common Stock and Common Stock vote together, based on total outstanding as of July 29, 2005 of 775,000 shares of Class B Common Stock and 5,728,443 shares of Common Stock.

(f)   Includes 125,467 shares underlying options that are currently exercisable with respect to all of the underlying shares.

(g)   Includes 20,000 shares held by each of the Ariel Benjamin Lee Trust,
      Daniel Lipson Plafker Trust and Jonathan Lipson Plafker Trust, all of
      which Ms. Lipson is a trustee.
(h)   Includes 125,467 shares underlying options that are currently exercisable.

(i)   Includes 96,867 shares underlying options that are currently exercisable.

(j)   Includes 187,820 shares underlying options that are currently.

(k)   Represents shares underlying options that are currently exercisable.

(l)   Includes 132,480 shares underlying options that are currently exercisable.

(m)   Represents shares underlying options that are currently exercisable.

(n)   Represents shares underlying options that are currently exercisable.

(o)   Represents shares underlying options that are currently exercisable.

(p)   The amount and nature of beneficial ownership of these shares by Neon
      Liberty Capital Management LLC is based solely on a Schedule 13G filed by it with the Commission. The Schedule 13G indicates that the following natural persons share investment decisions over our shares owned by Neon
      Liberty Capital Management LLC: Satyen Mehta, Alejandro Baez-Sacasa and
      Fang Zheng. We have no independent knowledge of the accuracy or completeness of the information set forth in the Schedule 13G, but have no reason to believe that such information is not complete or accurate.

(q)   Federated Kaufmann Fund ("FKF") is a portfolio of Federated Equity Funds, a registered investment company. The parent holding company of FKF's advisors is Federated Investors Inc. FKF's advisor is Federated Equity
      Management Company of Pennsylvania ("FEMCPA") which has delegated daily management of the fund's assets to Federated Global Investment Management
      Corp.("FGIMC"), as subadvisor. While the officers and directors of FEMCPA have dispositive power over FKF's portfolio securities, they customarily delegate this dispositive power, and therefore the day to day dispositive decisions are made by the portfolio managers of FKF, currently, Lawrence
      Auriana and Hans P. Utsch. Messrs. Auriana and Utsch disclaim any beneficial ownership of the shares. With respect to voting power, FKF has delegated the authority to vote proxies to FEMCPA. FEMCPA has established a Proxy Voting Committee to cast proxy votes on behalf of FKF in accordance with proxy voting policies and procedure approved by FKF. The amount and nature of beneficial ownership of these shares by FKF is based solely on a Schedule 13G filed by it with the Commission. We have no independent knowledge of the accuracy or completeness of the information set forth in the Schedule 13G, but have no reason to believe that such information is not complete or accurate.

(r)   The amount and nature of beneficial ownership of these shares by Barclays
      Global Investors, N.A. is based solely on a Schedule 13G filed by it with the Commission. We have no independent knowledge of the accuracy or completeness of the information set forth in the Schedule 13G, but have no reason to believe that such information is not complete or accurate.

(s)   Includes 839,792 underlying options that are currently exercisable with respect to all of the underlying shares.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      Not applicable.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

      During the last two fiscal years, the aggregate fees billed by BDO
Seidman, LLP were as follows:

                                  Fiscal Year      Fiscal Year
                                Ended March 31,  Ended March 31,
                                     2005             2004(a)
                                ---------------  ---------------
       Audit Fees: (b)..........    $305,100        $      0
       Audit-Related Fees: (c)..      39,700               0
       Tax Fees: (d)............      20,100               0
                                    --------        --------
     Total......................    $364,900        $      0
                                    --------        --------

(a)   During the fiscal year ended March 31, 2004, the Company's principal accountant was Ernst & Young LLP, which billed aggregate fees during that year of: audit fees of $135,000, audit-related fees of $145,545 and tax fees of $36,300, for a total of $316,845.

(b)   Represents fees for professional services provided in connection with the audit of our annual financial statements and review of our quarterly financial statements, advice on accounting matters that arose during the audit and audit services provided in connection with other statutory or regulatory filings.

(c)   Represents fees in each year for services provided in connection with a
      Company registration statement declared effective by the SEC in such year and other miscellaneous items not otherwise included in the categories above

(d)   Represents fees for international and U.S. tax planning and compliance services as well as consultations and assistance surrounding matters with various income and sales tax authorities.

      The Audit Committee has determined that the provision by BDO Seidman LLP of non-audit services is compatible with maintaining the independence of BDO
Seidman LLP. In accordance with its charter, the Audit Committee approves in advance all audit and non-audit services to be provided by BDO Seidman LLP. In certain cases, the Audit Committee may delegate authority to pre-approve non-audit services on a preliminary basis to one or more members of the Audit
Committee, provided that such pre-approvals are communicated to the full
Committee at its next meeting. During fiscal 2005, all services were pre-approved by Audit Committee in accordance with this policy.

                                     PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

      (a)(3) Exhibits

      The following exhibits are filed as part of this Report:

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

                                         CHINDEX INTERNATIONAL, INC.

July 29, 2005                            By:   /S/ ROBERT C.  GOODWIN
                                               ----------------------
                                               Robert C.  Goodwin, Jr.
                                               Executive Vice President and
                                               General Counsel