Form 10-Q
period 2005-06-30
CHINDEX INTERNATIONAL INC
filed 2005-08-15
CIK 922717

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
Commission file number 0-24624
CHINDEX INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

DELAWARE (State or other Jurisdiction of Incorporation or Organization) 7201 Wisconsin Avenue, Bethesda, Maryland (Address of principal executive offices)	13-3097642 (I.R.S. Employer Identification Number) 20814 (Zip Code)
(301) 215-7777
(Registrant’s telephone number)
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The number of shares outstanding of each of the issuer’s class of common equity, as of August 9, 2005, was 5,739,109 shares of Common Stock and 775,000 shares of Class B Common Stock.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 4. CONTROLS AND PROCEDURES
PART II. OTHER INFORMATION
ITEM 5. OTHER INFORMATION
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES
Exhibit 10.27
Exhibit 31.1
Exhibit 31.2
Exhibit 31.3
Exhibit 32.1
Exhibit 32.2
Exhibit 32.3

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CHINDEX INTERNATIONAL, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(thousands except share data)
(Unaudited)

	June 30, 2005	March 31, 2005
ASSETS

Current assets:
Cash and cash equivalents	$6,069	$8,173

Trade accounts receivable, less allowance for doubtful accounts of $2,016 and $1,851, respectively
Equipment sales receivables	10,629	13,120

Patient service receivables	3,105	2,706

Inventories	13,437	10,856

Deferred income tax	497	222

Other current assets	2,163	2,034

Total current assets	35,900	37,111

Property and equipment, net	18,177	17,620

Long-term deferred income taxes	1,780	1,780

Other assets	781	777

Total assets	$56,638	$57,288

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Accounts payable and accrued expenses	$24,801	$26,420

Short-term portion of capitalized leases	154	189

Short-term debt and vendor financing	4,003	2,839

Income taxes payable	18	4

Total current liabilities	28,976	29,452

Long-term portion of capitalized leases	117	124

Long-term debt and vendor financing	4,126	2,749

Total liabilities	33,219	32,325

Stockholders’ equity:

Preferred stock, $.01 par value, 500,000 shares authorized, none issued	0	0
Common stock, $.01 par value, 13,600,000 shares authorized, including 1,600,000 designated Class B:

Common stock – 5,728,443 shares issued and	57	57
outstanding at June 30, 2005 and March 31, 2005

Class B stock – 775,000 shares issued and outstanding	8	8
at June 30, 2005 and March 31, 2005

Additional paid in capital	35,884	35,884

Accumulated other comprehensive income	(163)	17

Accumulated deficit	(12,367)	(11,003)

Total stockholders’ equity	23,419	24,963

Total liabilities and stockholders’ equity	$56,638	$57,288

     The accompanying notes are an integral part of these consolidated financial statements.

CHINDEX INTERNATIONAL, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(thousands except share and per share data)
(Unaudited)

	Three months ended
	June 30,
	2005	2004
Product sales	$17,341	$20,879

Healthcare services revenue	7,896	5,796

Total revenue	25,237	26,675

Cost and expenses

Product sales costs	14,202	16,898

Healthcare services costs	7,742	4,896

Selling and marketing expenses	2,954	2,826

General and administrative expenses	1,854	1,552

(Loss) income from operations	(1,515)	503

Other (expenses) and income

Interest expense	(94)	(42)

Interest income	37	8

Miscellaneous income (expense) – net	23	(39)

(Loss) income before income taxes	(1,549)	430

Benefit from (provision for) income taxes	185	(186)

Net (loss) income	$(1,364)	$244

Net (loss) income per common share — basic	$(.21)	$.05

Weighted average shares outstanding — basic	6,503,443	4,995,910

Net (loss) income per common share – diluted	$(.21)	$.04

Weighted average shares outstanding – diluted	6,503,443	5,729,748

     The accompanying notes are an integral part of these consolidated financial statements.

CHINDEX INTERNATIONAL, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(thousands)
(Unaudited)

	Three months ended
	June 30,
	2005	2004
OPERATING ACTIVITIES

Net (loss) income	$(1,364)	$244
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:

Depreciation	623	329

Inventory write down	0	47

Provision for doubtful accounts	165	122

Deferred income taxes	(275)	0

Changes in operating assets and liabilities:

Trade receivables	1,927	(250)

Inventories	(2,581)	(100)

Other current assets	(129)	(1,797)

Other assets	(4)	54

Accounts payable and accrued expenses	(1,619)	1,850

Income taxes payable	14	51

Net cash (used in) provided by operating activities	(3,243)	550

INVESTING ACTIVITIES

Purchases of property and equipment	(1,180)	(1,381)

Net cash used in investing activities	(1,180)	(1,381)

FINANCING ACTIVITIES

Proceeds from debt and vendor financing	2,828	3,027

Repayment of debt, vendor financing and capitalized leases	(329)	(3,080)

Proceeds from issuance of common stock	0	7,138

Proceeds from exercise of stock options	0	16

Net cash provided by financing activities	2,499	7,101

Effect of foreign exchange rate changes on cash and cash equivalents	(180)	(23)

Net (decrease) increase in cash and cash equivalents	(2,104)	6,247

Cash and cash equivalents at beginning of period	8,173	6,791

Cash and cash equivalents at end of period	$6,069	$13,038

     The accompanying notes are an integral part of these consolidated financial statements.

CHINDEX INTERNATIONAL, INC.
CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the three months ended June 30, 2005
(thousands except share data)
(Unaudited)

							Accumulated
			Common Stock		Additional		Other
	Common Stock		Class B		Paid In	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Total

Balance at March 31, 2005	5,728,443	$57	775,000	$8	$35,884	$(11,003)	$17	$24,963

Net loss						(1,364)		(1,364)

Foreign currency translation adjustment							(180)	(180)

Comprehensive loss								(1,544)

Balance at June 30, 2005	5,728,443	$57	775,000	$8	$35,884	$(12,367)	$(163)	$23,419

     The accompanying notes are an integral part of these consolidated financial statements.

CHINDEX INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1. BASIS OF PRESENTATION
     The accompanying unaudited consolidated condensed financial statements of Chindex International, Inc. have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year.
     References to “Chindex”, “we”, “us” and “our” refer to Chindex International, Inc. and subsidiaries, unless the context otherwise requires.
     For further information, refer to the consolidated financial statements and footnotes thereto included in our annual report on Form 10-K for the fiscal year ended March 31, 2005.
     Certain balances in the March 31, 2005 financial statements have been reclassified to conform to the 2006 presentation.
Note 2. INVENTORIES
     (in thousands)

	June 30,	March 31,
	2005	2005
Inventories consist of the following:
Merchandise inventory	$10,191	$7,797
Healthcare services inventory	500	399
Parts and peripherals	2,746	2,660

	$13,437	$10,856

Note 3. PROPERTY AND EQUIPMENT, NET
     (in thousands)

	June 30,	March 31,
	2005	2005
Property and equipment, net consists of the following:
Furniture and equipment	$10,769	$10,079
Vehicles	68	68
Demonstration equipment	2,566	2,456
Leasehold improvements	12,987	12,607

	26,390	25,210
Less: accumulated depreciation and amortization	(8,213)	(7,590)

	$18,177	$17,620

Note 4. NET EARNINGS PER SHARE
     The following is a reconciliation of the numerators and denominators of the basic and diluted Earnings per Share (EPS) computations for net (loss) income and other related disclosures:
(thousands except share and per share data)

	Three months ended
	June 30, 2005	June 30,2004
Net (loss) income	$(1,364)	$244

Weighted average shares outstanding- basic	6,503,443	4,995,910

Basic (loss) earnings per share	$(.21)	$.05

Effect of dilutive securities:

Shares issuable upon exercise of dilutive outstanding stock options:	0	733,838

Weighted average shares outstanding- diluted	6,503,443	5,729,748

Diluted (loss) earnings per share	$(.21)	$.04
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
     Had compensation cost for these plans been determined consistent with SFAS No. 123, the Company’s net (loss) income and earnings per share (“EPS”) would have been reduced to the following pro-forma amounts (in thousands, except share data):

	Three months ended June 30,
	2005	2004
Net (loss) income, as reported	$(1,364)	$244
Deduct: total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(68)	(596)

Net (loss), pro-forma	$(1,432)	$(352)

Pro forma earnings per share:
EPS, basic As reported	$(.21)	$.05
EPS, basic Pro forma	$(.22)	$(.07)
EPS, diluted As reported	$(.21)	$.04
EPS, diluted Pro forma	$(.22)	$(.06)
Note 5. STOCKHOLDER’S EQUITY
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
     As of March 21, 2005, we entered into a second securities purchase agreement with a limited number of accredited investors pursuant to which we agreed to issue and the investors agreed to purchase at a price of $6.00 per share 1,080,397 shares of our common stock, together with warrants to purchase an additional 378,137 shares of our common stock at an exercise price of $9.10 per share, for an aggregate purchase price of $6,482,382. The net proceeds to us from the financing, after deducting expenses of the financing including placement agent fees, were approximately $6 million. In connection with the financings, we also agreed to issue to the placement agent five-year warrants to purchase 64,005 shares of our common stock at an exercise price of $9.10 per share. On March 24, 2005, the closing of the financing occurred. Notwithstanding the foregoing, no warrant issued pursuant to this securities purchase agreement is exercisable until six months from the date of issuance or may have its exercise price adjusted as a result of the anti-dilution provisions thereof below the market value of common stock as of the date of the agreement, which value was $7.09.

Note 6: SEGMENT INFORMATION
The Company has three reportable segments: Medical Capital Equipment, Healthcare Services and Healthcare Products Distribution. The Company evaluates performance and allocates resources based on profit or loss from operations before income taxes, not including gains or losses on the Company’s investment portfolio. The following segment information has been provided per Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information:”

	Medical		Healthcare
	Capital	Healthcare	Products
	Equipment	Services	Distribution	Total
As of June 30, 2005
Assets	$24,125,000	$22,425,000	$10,088,000	$56,638,000
For the quarter ended June 30, 2005:
Sales and service revenue	$9,568,000	$7,896,000	$7,773,000	$25,237,000
Gross Profit	2,476,000	n/a	663,000	n/a
Gross Profit %	26%	n/a	9%	n/a
(Loss) from operations	$(571,000)	$(226,000)	$(718,000)	$(1,515,000)
Other (expense) net				(34,000)

Loss before income taxes				$(1,549,000)

	Medical		Healthcare
	Capital	Healthcare	Products
	Equipment	Services	Distribution	Total
As of March 31, 2005
Assets	$22,698,000	$20,878,000	$13,712,000	$57,288,000
For the quarter ended June 30, 2004
Sales and service revenue	$10,302,000	$5,796,000	$10,577,000	$26,675,000
Gross Profit	2,928,000	n/a	1,052,000	n/a
Gross Profit %	28%	n/a	10%	n/a
(Loss) income from operations	$(25,000)	$665,000	$(137,000)	$503,000
Other (expense) net				(73,000)

Income before income taxes				$430,000

Inter-segment transactions were eliminated for the three months ended June 30, 2005 and 2004.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Results of operations
Quarter ended June 30, 2005 compared to quarter ended June 30, 2004
     Our revenue for the three months ended June 30, 2005 was $25,237,000, down 5% from the three months ended June 30, 2004 revenue of $26,675,000. We experienced continued revenue growth in the healthcare services segment of 36%, as compared to the prior period. We experienced a 7% decrease in revenue over the prior period in our medical capital equipment segment and a decrease of 27% in our healthcare products distribution segment, the reasons for which are discussed below. Costs and expenses were $26,752,000 for the three months ended June 30, 2005 as compared with costs and expenses of $26,172,000 for the prior period. We recorded a net loss of $1,364,000 for the three months ended June 30, 2005, as compared to a net income of $244,000 for the three months ended June 30, 2004. The increased costs in particular segments are discussed below. In addition, there were a number of increased costs at the parent level of the Company, including increased costs for corporate governance, such as Sarbanes-Oxley compliance and in particular preparation for compliance with section 404 thereof. The largest parent level increases, which have been allocated among the segments as described below, include increased payroll of $84,000 and increased professional fees of $51,000 both substantially related to compliance and corporate reporting, increased excise taxes of $53,000, and increased rent of $46,000.
     Our business operations in fiscal 2006 have begun to focus on cost reduction programs at the corporate level and cost containment programs at the operating division level. Over the twelve month period, we expect revenue growth to continue generally in line with levels achieved in 2005 in the medical capital equipment and healthcare services segments. We have reorganized certain hospital product offerings in the healthcare products distribution division and have initiated a search for a strategic partner in the retail pharmacy business unit of that segment.
Medical Capital Equipment Segment
     The medical capital equipment segment exports high quality Western medical capital equipment to the China market. In the three months ended June 30, 2005, this segment had revenue of $9,568,000, a 7% decrease from revenue of $10,302,000 in the three months ended June 30, 2004. The decrease in revenue was primarily due to delays in opening of letters of credit by purchasers resulting in higher than normal merchandise inventories (See Liquidity and Capital Resources).
     Gross profit for the medical equipment segment in the three months ended June 30, 2005 decreased to $2,476,000 from $2,928,000 in the three months ended June 30, 2004. As a percentage of revenue, gross profit from the medical capital equipment segment for the recent period was 26% as compared to 28% in the prior period. The reduction in gross profit margin was due to lower than normal margins realized in certain product categories due to competitive pricing pressures.
     Expenses for the medical capital equipment segment in the three months ended June 30, 2005 increased to $3,047,000 from $2,953,000 in the three months ended June 30, 2004 and, as a percentage of revenue over the periods, increased to 32% from 29%. Salaries for the segment in the three months ended June 30, 2005 increased by $81,000 from the three months ended June 30, 2004, and as a percentage of revenue was 12% compared to 10% for the three months ended June 30, 2004. Other costs increased $13,000 over the periods, primarily due to increased meeting, travel and entertainment expenses offset by decreased promotional expenses. The segment had a loss from operation of $571,000 in the recent period, compared with a loss from operations of $25,000 in the prior period.
     In fiscal 2006 the medical capital equipment segment will focus on cost containment and expansion of market penetration primarily through sales of new products and continuing growth in the use of local subdistributor networks.
Healthcare Services Segment
     During the three months ended June 30, 2005, the healthcare services segment consisted of an international standard private healthcare facility, Beijing United Family Hospital and Clinics (“BJU”), and two affiliated satellite clinics in Beijing (one of which, the downtown clinic, was opened on June 21, 2005), our new hospital in Shanghai, Shanghai United Family Hospital and Clinics (“SHU”), and a clinic affiliated with SHU.
     For the first nine months of fiscal 2005, SHU was in development. SHU received its operating license from the Chinese government on October 19, 2004 and held its opening ceremony on October 21, 2004. SHU was considered fully operational as of January 1, 2005 when inpatient services began. Development costs related to SHU were $225,000 for the three month period ended June 30, 2004.
     For the three months ended June 30, 2005, the revenue from the segment was $7,896,000, an increase of 36% over the three months ended June 30, 2004 revenue of $5,796,000. The increased revenues were primarily attributable to the opening of the new facility in Shanghai and to a lesser extent growth in the Beijing market. Healthcare services operating costs increased for the three months ended June 30, 2005 to $8,122,000, a 58% increase over the three month ended June 30, 2004 costs of $5,131,000. Salaries increased by $1,594,000 (salaries were 56% and 49% of revenue for the three months ended June 30, 2005 and 2004, respectively). These increases were due primarily to the costs associated with the opening of SHU, increased services offered in Beijing, and the period of preparation for JCI accreditation at the BJU facility. Other costs increased $1,397,000, primarily due to increases in direct patient care expenses, excise taxes, depreciation and an increase to the segment’s allocated portion of parent-level administrative costs. The healthcare services segment had loss from operations of $226,000 in the three months ended June 30, 2005, compared with income from operations of $665,000 (including $225,000 of development expenses) in the prior period.
     In fiscal 2006 the healthcare services segment will focus on cost containment and continued growth in both the Beijing and Shanghai markets. Subject to the availability of capital during the year, we will continue to ramp-up operations in Shanghai, and expand services at all facilities. We also expect to receive JCI accreditation for our main facility in Beijing during the year.
Healthcare Products Distribution Segment
     The healthcare products distribution segment distributes medical consumables and healthcare products from inventories maintained locally in China to a network of sub-dealers and pharmacies on a local currency basis. In the three months ended June 30, 2005 this segment had a decrease in revenue of 27% to $7,773,000 as compared to revenue of $10,577,000 in the three months ended June 30, 2004. The decrease was substantially due to the readjustment of distribution territories by a large supplier in the retail pharmacy unit. We are working to offset this decrease to a significant extent with an increase in the number of pharmacy outlets covered in the retained provinces based on our supplier’s announced intention to expand market penetration. To a lesser extent, the decrease in revenue was due to temporary fluctuations in logistics sales volume due to suppliers product life cycle.
     Gross profit in the three months ended June 30, 2005 decreased to $663,000 from $1,052,000 in the three months ended June 30, 2004. As a percentage of revenue, gross profit from the healthcare products distribution segment for the current period was 9%, compared to 10% in the prior period. The reduction was substantially related to the tightening of trade terms by a large supplier in the retail pharmacy unit.
     Expenses for the healthcare products distribution segment in the three months ended June 30, 2005 increased to $1,381,000 from $1,189,000 in the three months ended June 30, 2004, and increased to 18% as a percentage of revenue as compared to 11% for prior period. Other expenses increased $188,000, primarily due to an increase to the segment’s allocated portion of parent-level administrative costs. The segment had a loss from operations of $718,000 in the recent period, compared with a loss from operations of $137,000 in the prior period.
     In fiscal 2006 the healthcare products distribution segment is focusing on cost containment and strategic positioning of the retail pharmacy business unit. We are exploring opportunities to reposition the retail pharmacy business through a strategic partnership which would provide the resources – products, capital and marketing expertise – needed to rapidly expand the segment’s business.
Other Income and Expenses
     Interest expense incurred on short-term capitalized leases of $154,000, short-term debt of $4,003,000, long-term capitalized leases of $117,000 and long-term debt of $4,126,000 amounted to $94,000 whereas we had $42,000 in the prior period. The long-term debt is for the development of SHU (see “Liquidity and Capital Resources”).
Taxes
     We recorded an $185,000 benefit from taxes in the three months ended June 30, 2005 as compared to a provision for taxes of $186,000 for the three month period ended June 30, 2004.

LIQUIDITY AND CAPITAL RESOURCES
     As of June 30, 2005, our cash and cash equivalents, net accounts receivable and net inventories were $6,069,000, $13,734,000 and $13,437,000, respectively, as compared to $8,173,000, $15,826,000 and $10,856,000, respectively, as of March 31, 2005.
     As of June 30, 2005, our short-term loan payable was comprised entirely of bank loans of $4,003,000. BJU has a short-term financing arrangement in China with the Hong Kong and Shanghai Banking Corporation (HSBC) for $600,000 in revolving loans bearing interest at 1.5% over the three-month Singapore Interbank Money Market Offer Rate (SIBOR). Also, a line of credit is included in the arrangement with HSBC for up to $1,200,000, bearing interest at 2.25% over SIBOR and having a term of up to three years. As of June 30, 2005, the balances on these credit lines were $600,000 and $483,000, respectively. The local bank borrowing for SHU consists of the $4 million loan facility with HSBC, which was fully utilized during calendar 2004. Of this loan $1,635,000 is classified as short-term and $1,838,000 is classified as long-term. The long-term facility has a five-year term and an interest rate of 2.5% over the six month SIBOR. We have guaranteed the full amount of the HSBC facilities.
     As of June 30, 2005, letters of credit in the aggregate amount of approximately $207,000 were outstanding and we had $1,285,000 borrowings outstanding under our $1,750,000 credit facility with M&T Bank, which remains available. The borrowings under the credit facility bear interest at 1% over the three-month London Interbank Offered Rate (LIBOR).
     The Company has an agreement with a major supplier whereby the supplier has agreed to provide long-term (one and one-half years on those transactions that have occurred to date) payment terms on the Company’s purchase of medical equipment from the supplier. The arrangement carries an interest component of five percent. At June 30, 2005 and March 31, 2005 the Company has long-term debt of $1,544,000 and $0, respectively, outstanding under this agreement.
     In fiscal 2005, we also received a portion of the net proceeds of a sale of 1.5 million shares of common stock and warrants to purchase 300,000 shares at an exercise price of $9.00 per share, which proceeds were received on March 31, April 1 and May 5, 2004 (the “2004 Private Placement”). Although the total net proceeds from the 2004 Private Placement were approximately $12.1 million, the amount received in fiscal 2005 was approximately $7.2 million. The net proceeds were used to repay a portion of our vendor financing, for capital expenditures and for working capital purposes.
     At the end of fiscal 2005, we consummated a second sale of common stock and warrants (the “2005 Private Placement”). In connection therewith, on March 24, 2005, the Company received approximately $6 million of net proceeds from the sale of 1,080,397 shares of common stock and warrants to purchase an additional 378,137 shares at an exercise price of $6.00 per share. The net proceeds were used to repay a portion of our vendor financing, for capital expenditures and for working capital purposes.
     Over the next twelve months we anticipate capital expenditures of $2-6 million; however, substantially all of these expenditures are expected to be elective and subject to the availability of capital. We intend to finance these expenditures as well as our other cash requirements principally through availability under a vendor financing arrangement available through August 2009, which provides for up to $4 million in credit facilities at an interest rate of 5% per annum. Each grant of credit under the facility expires after 18 months to be replaced by subsequent purchases and payables. In addition we intend to finance expenditures through additional bank loans, to the extent available, as well as through current cash and cash flow from operations. With respect to bank financing, we are engaged in discussions in China with several local and international banks. We continue to consider various other financing alternatives to satisfy our future expansion, capital improvements and equipment requirements. If we are unable to obtain additional financing we may have to curtail or terminate certain operations.

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
FOREIGN CURRENCY EXCHANGE AND IMPACT OF INFLATION
     Our results of operations for the periods discussed have not been significantly affected by inflation or foreign currency fluctuation. Since we receive over 70% of our revenue in local Chinese currency, we have some foreign currency risk. Changes in the valuation of the Chinese Renminbi or Hong Kong dollar may have an impact on our results of operations in the future. Our subsidiaries, Chindex Tianjin, Chindex Shanghai, Beijing United, and Shanghai United, sell products and services in Renminbi. On July 21, 2005 the Chinese government removed the peg of the Renminbi to the US Dollar allowing it to float in a narrow band against a basket of international currencies. This immediately revalued the Renminbi by 2.1%.
     Following the announcement of the revaluation by the Chinese government, we evaluated possible adjustments to our operating processes so as to assure benefit to the Company but have concluded that the magnitude of the change does not warrant any significant adjustment at this time. Goods that are purchased by us in U.S. Dollars and resold in Chinese Renminbi may become slightly more competitive in the Chinese market, which may allow us to either reduce prices and increase quantities or maintain prices at a higher gross profit margin in the future.
     As part of our risk management program, we also perform sensitivity analyses to assess potential changes in revenue, operating results, cash flows and financial position relating to hypothetical movements in currency exchange rates. Our sensitivity analysis of changes in the fair value of the RMB to the U.S. Dollar at June 30, 2005, indicated that if the U.S. Dollar uniformly increased in value by 10 percent relative to the RMB, then we would have experienced a 6% smaller loss. Conversely, a 10 percent increase in the value of the RMB relative to the U.S. Dollar at June 30, 2005 would have resulted in an 8% additional loss.
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
FORWARD LOOKING STATEMENTS
     Some of the information in this Form 10-Q may contain statements regarding future expectations, plans, prospects for performance of the Company that constitute forward-looking statements for purposes of the safe harbor provisions of The Private Securities Litigation Reform Act of 1995. The Company cannot guarantee future results, levels of activity, performance or achievements. The numbers discussed in this Form 10-Q also involve risks and uncertainties. The following factors, among others, could cause actual results to differ materially from those described by such statements: our ability to manage our growth and maintain adequate controls, our ability to obtain additional financing, the loss of services of key personnel, general market conditions including inflation or foreign currency fluctuations, our dependence on relationships with suppliers, the timing of our revenues and fluctuations in financial performance, the availability to our customers of third-party financings, product liability claims and product recalls, competition, hiring and retaining qualified sales and service personnel, management of inventory, relations with foreign trade corporations, dependence on sub-distributors and dealers, completion and opening of healthcare facilities, attracting and retaining qualified physicians and other hospital personnel, regulatory compliance, the cost of malpractice, our dependence on our information systems, the economic policies of the Chinese government, the newness and undeveloped nature of the Chinese legal system, the regulation of the conversion of Chinese currency, future epidemics in China such as SARS, the control over our operation by insiders, continuity of relationships and variability of financial margins with existing suppliers, our liquidity and availability of capital resources to meet cash requirements, including capital expenditures and those other factors contained in the section titled “Risk Factors” as set forth on page 6 of the Company’s Registration Statement on Form S-3 (File No. 333-123975) declared effective by the Securities and Exchange Commission on April 20, 2005, as well as other documents that may be filed by the Company from time to time with the Securities and Exchange Commission. The forward-looking statements and numbers contained herein represent the judgment of the Company, as of the date of this Form 10-Q, and the Company disclaims any intent or obligation to update such forward-looking statements to reflect any change in the Company’s expectations with regard thereto or any change in events, conditions, circumstances on which such statements are based.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     We are exposed to market risks in a variety of ways. The principal market risk is related to the nature of the Chinese economy and political system. Since we generate all of our revenues from China, any risk having to do with the environment in China for a foreign business operating there can have a significant impact on us.
     The Chindex growth plan includes continuing expansion of the Medical Capital Equipment business, entering into a strategic partnership which will allow for rapid expansion of the Healthcare Products Distribution segment, and the development of a network of private family hospitals, based on the Beijing United model, to serve China’s growing middle class. Management continues to develop this growth plan, the implementation of which will be contingent on a number of factors, including requisite financing.
ITEM 4. CONTROLS AND PROCEDURES
Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 5. OTHER INFORMATION
Robert C. Goodwin, Jr. has decided to devote certain of his time to academic pursuits and has submitted his resignation, effective September 16, 2005, from all offices, other than General Counsel, of the Company. He also has submitted his resignation from the Board of Directors, effective on the same date. Mr. Goodwin has been an important part of the Company’s operations for more than 13 years and has agreed to continue to serve the Company in certain areas where the Company views his expertise and experience as particularly important. On August 10, 2005, the Company entered into a new two-year employment contract with Mr. Goodwin, effective September 19, 2005, providing for part time employment at a monthly salary of $7,500.
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits
The exhibits listed below are filed as a part of this quarterly report:
3.1	Amended and Restated Certificate of Incorporation of the Company dated October 28, 2004. Incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2005.

3.2	By-laws of the Company. Incorporated by reference to Annex C to the Proxy Statement.

4.1	Form of Specimen Certificate representing the Registrant’s Common Stock. Incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form SB-2 (No. 33-78446) (The “IPO Registration Statement”).

4.2	Form of Specimen Certificate representing Class B Common Stock. Incorporated by reference to Exhibit 4.3 to the IPO Registration Statement.

10.1	The Company’s 1994 Stock Option Plan, as amended as of July 17, 2001. Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the six months ended June 30, 2001.

10.2	The Company’s 2004 Stock Incentive Plan. Incorporated by reference to Annex B to the Company’s Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on September 14, 2004.

10.3	Lease Agreement, dated as of March 1994, between the Company and Central Properties Limited Partnership, relating to the Company’s Bethesda, Maryland facility. Incorporated by reference to Exhibit 10.4 to the IPO Registration Statement.

10.4	First Amendment to Lease, dated as of June 26, 1996, between the Company and Central Properties Limited Partnership, relating to additional space at the Company’s Bethesda, Maryland facility. Incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997.

10.5	Lease Agreement between the School of Posts and Telecommunications and the Company dated November 8, 1995. Incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995.

10.6	Amendments Numbers One, Two and Three to the Lease Agreement between the School of Posts and Telecommunications and the Company dated November 8, 1995, each such amendment dated November 26, 1996. Incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997.

10.7	Lease Agreement dated May 10, 1998, between the School of Posts and Telecommunications and the Company relating to the lease of additional space. Incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998.

10.8	Contractual Joint Venture Contract between the Chinese Academy of Medical Sciences Union Medical & Pharmaceutical Group Beijing Union Medical & Pharmaceutical General Corporation and the Company, dated September 27, 1995. Incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995.

10.9	First Investment Loan Manager Demand Promissory Note dated July 10, 1997 between First National Bank of Maryland and the Company. Incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997.

10.10	Distribution Agreement dated October 11, 2001 between Siemens AG and the Company, Incorporated by reference to Exhibit 10.18 to the Company’s Quarterly Report on Form 10-Q for the nine months ended September 30, 2001.

10.11	Second amendment to lease, dated as of November 24, 2000, between the Company and Central Properties Limited Partnership, relating to the extension of the lease term for the Company’s Bethesda, Maryland offices. Incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

10.12	Employment Agreement, dated as of September 1, 2001, between the Company and Roberta Lipson. Incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

10.13	Employment Agreement, dated as of September 1, 2001, between the Company and Elyse Beth Silverberg. Incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

10.14	Employment Agreement, dated as of September 1, 2001, between the Company and Lawrence Pemble. Incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

10.15	Employment Agreement, dated as of September 1, 2001, between the Company and Robert C. Goodwin, Jr. Incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

10.16	Amendment to Employment Agreement dated November 1, 2004, between the Company and Roberta Lipson, incorporated by reference to Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2004.

10.17	Amendment to Employment Agreement dated November 1, 2004, between the Company and Elyse Beth Silverberg, incorporated by reference to Exhibit 10.17 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2004.

10.18	Amendment to Employment Agreement dated November 1, 2004, between the Company and Lawrence Pemble, incorporated by reference to Exhibit 10.18 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2004.

10.19	Amendment to Employment Agreement dated November 1, 2004, between the Company and Robert C. Goodwin, Jr., incorporated by reference to Exhibit 10.19 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2004.

10.20	Contractual Joint Venture Contract between Shanghai Changning District Central Hospital and the Company, dated February 9, 2002. Incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

10.21	Lease Agreement between Shanghai Changning District Hospital and the Company related to the lease of the building for Shanghai United Family Hospital. Incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

10.22	Lease Agreement between China Arts & Crafts Import & Export Corporation and Chindex (Beijing) Consulting Incorporated related to the lease of the building for the Company’s main office in Beijing+. Incorporated by reference to Exhibit 10.17 to the Company’s Quarterly Report on Form 10-Q for the six months ended June 30, 2002.

10.23	Agreement between Siemens AG and the Company for long term payment of vendor invoices. Incorporated by reference to Exhibit 10.18 to the Company’s Quarterly Report on Form 10-Q for the nine months ended September 30, 2002.

10.24	Form of Securities Purchase Agreement dated as of March 29, 2004 among the Company and the purchasers thereunder. Incorporated by reference to Exhibit 10.19 to the Company’s Registration Statement on Form S-1 (No. 333-114299).

10.25	Form of Securities Purchase Agreement dated as of March 21, 2005 among the Company and the purchasers thereunder. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 21, 2005.

10.26	Form of Common Stock Purchase Warrant issued to investors on March 24, 2005. Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated March 21, 2005.

10.27	Employment Agreement, dated as of September 19, 2005, between the Company and Robert Goodwin. (filed herewith)

21.1	List of subsidiaries. Incorporated by reference to Exhibit 21.1 to the Company’s Registration Statement on Form S-3 (No. 333-123975).

31.1	Certification of the Company’s Chief Executive Officer Pursuant to Rule 13a-14(a) (filed herewith)

31.2	Certification of the Company’s Executive Vice President Finance Pursuant to Rule 13a-14(a) (filed herewith)

31.3	Certification of the Company’s Principal Accounting Officer Pursuant to Rule 13a-14(a) (filed herewith)

32.1	Certification of the Company’s Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 (filed herewith)

32.2	Certification of the Company’s Executive Vice President Finance Pursuant to 18 U.S.C. Section 1350 (filed herewith)

32.3	Certification of the Company’s Principal Accounting Officer Pursuant to 18 U.S.C. Section 1350 (filed herewith)
(b) Reports on Form 8-K filed during the quarter ended June 30, 2005.
On June 23, 2005, the Company filed a Current Report on Form 8-K reporting, under items 2.02 and 7.01, its results of operations for the fiscal year ended March 31, 2005.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHINDEX INTERNATIONAL, INC.

Dated: August 11, 2005	By: /S/ Lawrence Pemble

Lawrence Pemble
Executive Vice President Finance

Dated: August 11, 2005	By: /S/ Ronald Zilkowski

Ronald Zilkowski
Senior Vice President Finance and Corporate Controller