Form 10-Q
period 2005-09-30
CHINDEX INTERNATIONAL INC
filed 2005-11-14
CIK 922717

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
Commission file number 0-24624
CHINDEX INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	13-3097642
(State or other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification Number)
7201 Wisconsin Avenue, Bethesda, Maryland	20814
(Address of principal executive offices)	(Zip Code)
(301) 215-7777
(Registrant’s telephone number)
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of each of the issuer’s class of common equity, as of November 10, 2005, was 5,750,209 shares of Common Stock and 775,000 shares of Class B Common Stock.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 4. CONTROLS AND PROCEDURES
PART II. OTHER INFORMATION
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
Exhibit 10.28
Exhibit 10.29
Exhibit 31.1
Exhibit 31.2
Exhibit 31.3
Exhibit 32.1
Exhibit 32.2
Exhibit 32.3
PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CHINDEX INTERNATIONAL, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(thousands except share data)
(Unaudited)

	September 30, 2005	March 31, 2005

ASSETS
Current assets:
Cash and cash equivalents	$5,665	$8,173

Trade accounts receivable, less allowance for doubtful accounts of $2,205 and $1,851, respectively
Equipment sales receivables	10,394	13,120

Patient service receivables	3,888	2,706
Inventories, net	14,179	10,856
Deferred income tax	56	222
Other current assets	2,655	2,034

Total current assets	36,837	37,111
Property and equipment, net	18,484	17,620
Long-term deferred income taxes	2,143	1,780
Other assets	711	777

Total assets	$58,175	$57,288

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$27,161	$26,420
Short-term portion of capitalized leases	119	189
Short-term debt and vendor financing	3,800	2,839
Income taxes payable	86	4

Total current liabilities	31,166	29,452
Long-term portion of capitalized leases	110	124
Long-term debt and vendor financing	3,919	2,749

Total liabilities	35,195	32,325

Stockholders’ equity:

Preferred stock, $.01 par value, 500,000 shares authorized, none issued	0	0
Common stock, $.01 par value, 13,600,000 shares authorized, including 1,600,000 designated Class B:

Common stock – 5,750,209 and 5,728,443 shares issued and outstanding at September 30, 2005 and March 31, 2005, respectively	57	57

Class B stock – 775,000 shares issued and outstanding at September 30, 2005 and March 31, 2005	8	8

Additional paid in capital	35,929	35,884

Accumulated other comprehensive income	69	17

Accumulated deficit	(13,083)	(11,003)

Total stockholders’ equity	22,980	24,963

Total liabilities and stockholders’ equity	$58,175	$57,288

The accompanying notes are an integral part of these consolidated financial statements.

CHINDEX INTERNATIONAL, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(thousands except share and per share data)
(Unaudited)

	Three-months ended		Six-months ended
	September 30,		September 30,
	2005	2004	2005	2004
Product sales	$16,923	$22,490	$34,264	$43,368
Healthcare services revenue	8,473	5,065	16,369	10,862

Total revenue	25,396	27,555	50,633	54,230

Cost and expenses
Product sales costs	12,919	17,977	27,121	34,875
Healthcare services costs	7,666	5,150	15,408	10,046
Selling and marketing expenses	3,376	2,839	6,329	5,665
General and administrative expenses	2,160	1,599	4,013	3,152

(Loss) income from operations	(725)	(10)	(2,238)	492

Other (expenses) and income
Interest expense	(99)	(30)	(193)	(72)
Interest income	31	18	67	33
Foreign exchange gain (loss)	362	(13)	331	(30)
Miscellaneous income (expense) – net	27	(5)	81	(34)

(Loss) income before income taxes	(404)	(40)	(1,952)	389

Provision for income taxes	(313)	(49)	(128)	(234)

Net (loss) income	$(717)	$(89)	$(2,080)	$155

Net (loss) income per common share — basic	$(.11)	$(.02)	$(.32)	$.03

Weighted average shares outstanding — basic	6,514,244	5,346,720	6,508,903	5,172,274

Net (loss) income per common share – diluted	$(.11)	$(.02)	$(.32)	$.03

Weighted average shares outstanding – diluted	6,514,244	5,346,720	6,508,903	5,875,007

The accompanying notes are an integral part of these consolidated financial statements.

CHINDEX INTERNATIONAL, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(thousands)
(Unaudited)

	Six months ended
	September 30,
	2005	2004
OPERATING ACTIVITIES

Net (loss) income	$(2,080)	$155
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation	1,473	717
Inventory write down	538	96
Provision for doubtful accounts	354	256
Deferred income taxes	(197)	(186)

Changes in operating assets and liabilities:
Trade receivables	1,190	(4,889)
Inventories	(3,861)	(2,158)
Other current assets	(621)	(1,720)
Other assets	66	40
Accounts payable and accrued expenses	741	2,995
Income taxes payable	82	(46)

Net cash used in operating activities	(2,315)	(4,740)

INVESTING ACTIVITIES

Purchases of property and equipment	(2,445)	(5,342)
Cash received on disposal of property and equipment	108	0

Net cash used in investing activities	(2,337)	(5,342)

FINANCING ACTIVITIES

Proceeds from debt and vendor financing	2,713	5,396
Repayment of debt, vendor financing and capitalized leases	(666)	(3,230)
Proceeds from issuance of common stock	0	7,138
Proceeds from exercise of stock options	45	183

Net cash provided by financing activities	2,092	9,487
Effect of foreign exchange rate changes on cash and cash equivalents	52	(3)

Net decrease in cash and cash equivalents	(2,508)	(598)
Cash and cash equivalents at beginning of period	8,173	6,791

Cash and cash equivalents at end of period	$5,665	$6,193

Non-cash investing and financing activities include the following:
Transfer of demonstration inventory to property and equipment	$0	$1,033
The accompanying notes are an integral part of these consolidated financial statements.

CHINDEX INTERNATIONAL, INC.
CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the six months ended September 30, 2005
(thousands except share data)
(Unaudited)

							Accumulated
			Common Stock		Additional		Other
	Common Stock		Class B		Paid In	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Total

Balance at March 31, 2005	5,728,443	$57	775,000	$8	$35,884	$(11,003)	$17	$24,963

Net loss						(2,080)		(2,080)

Foreign currency translation adjustment							52	52

Comprehensive loss								(2,028)

Options exercised	21,766				45			45

Balance at September 30, 2005	5,750,209	$57	775,000	$8	$35,929	$(13,083)	$69	$22,980

The accompanying notes are an integral part of these consolidated financial statements.

CHINDEX INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1. BASIS OF PRESENTATION
     The accompanying unaudited consolidated condensed financial statements of Chindex International, Inc. have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month or six-month periods ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year.
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
New Accounting Pronouncements:
     In March 2005, the Financial Accounting Standards Board (FASB) issued FASB Interpretation 47, “Accounting for Conditional Asset Retirement Obligations” an interpretation of FASB No. 143 (“FIN 47”). FIN 47 addresses the obligation of a business enterprise to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. An entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The Company evaluated the criteria of this pronouncement and concluded that it has no conditional asset retirement obligation, and therefore the adoption of FIN No. 47 had no impact on the Company’s consolidated financial statements.
     In May 2005, the FASB issued SFAS 154, “Accounting Changes and Error Corrections-a replacement of APB Opinion No. 20 and FASB Statement No. 3”. This Statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine the period-specific effects or the cumulative effect of the change. This pronouncement will be effective December 15, 2005. Currently, the Company does not have changes in accounting principle; therefore, the adoption of SFAS 154 will not have any impact on the Company’s consolidated financial position or results of operations.
Note 2. INVENTORIES
(in thousands)

	September 30,	March 31,
	2005	2005
Inventories consist of the following:
Merchandise inventory	$11,298	$7,797
Healthcare services inventory	554	399
Parts and peripherals	2,865	2,660

	14,717	10,856
Less: allowance for parts obsolescence	(538)	0

	$14,179	$10,856

Note 3. PROPERTY AND EQUIPMENT, NET
(in thousands)

	September 30,	March 31,
	2005	2005
Property and equipment, net consists of the following:
Furniture and equipment	$11,428	$10,079
Vehicles	68	68
Demonstration equipment	2,284	2,456
Leasehold improvements	13,325	12,607

	27,105	25,210
Less: accumulated depreciation and amortization	(8,621)	(7,590)

	$18,484	$17,620

Note 4. NET EARNINGS PER SHARE
     The following is a reconciliation of the numerators and denominators of the basic and diluted Earnings per Share (EPS) computations for net (loss) income and other related disclosures:

	(thousands except share and per share data)
	Three months ended		Six months ended
	September 30,	September 30,	September 30,	September 30,
	2005	2004	2005	2004
Net (loss) income	$(717)	$(89)	$(2,080)	$155

Weighted average shares outstanding- basic	6,514,244	5,346,720	6,508,903	5,172,274

Basic (loss) earnings per share	$(.11)	$(.02)	$(.32)	$.03

Effect of dilutive securities:

Shares issuable upon exercise of dilutive outstanding stock options:	n/a	n/a	n/a	702,733

Weighted average shares outstanding- diluted	6,514,244	5,346,720	6,508,903	5,875,007

Diluted (loss) earnings per share	$(.11)	$(.02)	$(.32)	$.03
For the periods in which losses were incurred, shares issuable upon exercise of stock options are excluded from diluted earnings per share because the effect would be anti-dilutive.
Stock Based Compensation
     The Company accounts for stock-based compensation to employees under Accounting Principles Board Opinion (“APB”) No. 25 — “Accounting for Stock Issued to Employees”, and complies with the disclosure requirements for SFAS No. 123 — “Accounting for Stock-Based Compensation” and SFAS No. 148 — “Accounting for Stock-Based Compensation — Transition and Disclosure.” Under APB 25 compensation expense is measured as the excess, if any, of the market value of the underlying common stock over the amount the employee is required to pay on the date both the number of shares and the price to be paid are known. No compensation expense has been recognized in the consolidated statements of operations as option grants generally are made with exercise prices equal to the fair value of the underlying common stock on the award date, which is typically the date of compensation measurement.
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
     Had compensation cost for these plans been determined consistent with SFAS No. 123, the Company’s net (loss) income and earnings per share (“EPS”) would have been reduced to the following pro-forma amounts (in thousands, except share data):

	Three months ended		Six months ended
	September 30,		September 30,
	2005	2004	2005	2004
Net (loss) income, as reported	$(717)	$(89)	$(2,080)	$155
Deduct: total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(44)	(37)	(97)	(633)

Net (loss), pro-forma	$(761)	$(126)	$(2,177)	$(478)

Pro forma earnings per share:
EPS, basic As reported	$(.11)	$(.02)	$(.32)	$.03
EPS, basic Pro forma	$(.12)	$(.02)	$(.33)	$(.09)
EPS, diluted As reported	$(.11)	$(.02)	$(.32)	$.03
EPS, diluted Pro forma	$(.12)	$(.02)	$(.33)	$(.09)
Note 5. STOCKHOLDERS’ EQUITY
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

	Medical		Healthcare
	Capital	Healthcare	Products
	Equipment	Services	Distribution	Total
As of September 30, 2005
Assets	$24,701,000	$23,435,000	$10,039,000	$58,175,000
For the quarter ended September 30, 2005:
Sales and service revenue	$11,322,000	$8,473,000	$5,601,000	$25,396,000
Gross Profit	3,635,000	n/a	368,000	n/a
Gross Profit %	32%	n/a	7%	n/a
Income (loss) from operations	$316,000	$373,000	$(1,414,000)	$(725,000)
Other income net				321,000

Loss before income taxes				$(404,000)

	Medical		Healthcare
	Capital	Healthcare	Products
	Equipment	Services	Distribution	Total
As of March 31, 2005
Assets	$22,698,000	$20,878,000	$13,712,000	$57,288,000
For the quarter ended September 30, 2004
Sales and service revenue	$14,630,000	$5,065,000	$7,860,000	$27,555,000
Gross Profit	3,772,000	n/a	740,000	n/a
Gross Profit %	26%	n/a	9%	n/a
Income (loss) from operations	$989,000	$(272,000)	$(727,000)	$(10,000)
Other (expense) net				(30,000)

Loss before income taxes				$(40,000)

	Medical		Healthcare
	Capital	Healthcare	Products
	Equipment	Services	Distribution	Total
As of September 30, 2005
Assets	$24,701,000	$23,435,000	$10,039,000	$58,175,000
For the six-months ended September 30, 2005:
Sales and service revenue	$20,890,000	$16,369,000	$13,374,000	$50,633,000
Gross Profit	6,111,000	n/a	1,032,000	n/a
Gross Profit %	29%	n/a	8%	n/a
(Loss) income from operations	$(255,000)	$148,000	$(2,131,000)	$(2,238,000)
Other income net				286,000

Loss before income taxes				$(1,952,000)

	Medical		Healthcare
	Capital	Healthcare	Products
	Equipment	Services	Distribution	Total
As of March 31, 2005
Assets	$22,698,000	$20,878,000	$13,712,000	$57,288,000
For the six-months ended September 30, 2004
Sales and service revenue	$24,931,000	$10,862,000	$18,437,000	$54,230,000
Gross Profit	6,700,000	n/a	1,792,000	n/a
Gross Profit %	27%	n/a	10%	n/a
Income (loss) from operations	$1,125,000	$392,000	$(1,025,000)	$492,000
Other (expense) net				(103,000)

Income before income taxes				$389,000

     Inter-segment transactions were eliminated for the three-months and six-months ended September 30, 2005 and 2004.
Note 7. SUBSEQUENT EVENT
     On August 31, 2005, Chindex International, Inc. (“Chindex”) and two of its affiliated companies, Beijing United Family Hospital (“BJU”) and Shanghai United Family Hospital (“SHU”), committed to an irrevocable offer to the International Finance Corporation (“IFC”) to enter into a financing arrangement as described herein. The financing arrangement is set forth in two agreements, a Loan Agreement between IFC and BJU and SHU as co-borrowers, and a Guarantee Agreement between IFC and Chindex. The agreements, which have been signed by Chindex, BJU and SHU as appropriate, became final when they were approved by the IFC Board of Directors and Management on October 10, 2005.
     The Loan Agreement stipulates that IFC will provide BJU and SHU, as borrowers, with a loan in the amount of 64,880,000 Renminbi (approximately US$8 million). The term of the loan is ten years, with the borrowers required to begin making payments into a sinking fund beginning in the fourth year, with the option to extend the beginning of these payments to the fifth year if certain loan covenants have been met. The loan was provided to the borrowers in one disbursement on October 18, 2005. The interest rate for the loan is 7.48%. Interest payments are to be made throughout the period of the loan. The funds are being used to retire current bank debt for the borrowers and to fund their capital growth programs (see “Liquidity and Capital Resources”).
     The Loan Agreement includes a number of covenants typical to financing agreements of this size such as limitations on the ability of the borrowers to incur liens, to liquidate, to merge or consolidate with others, to dispose of assets, to change the nature of the business or to have a change of control. In addition, there are other requirements such as limits on the borrowers’ payments to Chindex of dividends or debt repayment unless certain financial ratios have been met by BJU and SHU, requirements for property and liability insurance coverage, a requirement to provide an Annual Monitoring Report, and limitations on expenditures beyond a certain level without IFC approval. The borrowers also covenant to follow World Bank environmental and social policies. If the borrowers desire to prepay the loan they can do so only with the payment of a penalty, although the loan agreement also calls for the lender and borrower to evaluate how penalty-free retirement of the debt might be made.
     In terms of security, IFC would, among other things, have a lien over the equipment owned by the borrowers and over their bank accounts.
     The Guarantee Agreement entered into by Chindex provides that Chindex guarantees the repayment of the debt by BJU and SHU. IFC has a lien over Chindex bank accounts not already pledged, but not over other Chindex assets.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Some of the information in this Form 10-Q may contain statements regarding future expectations, plans, prospects for performance of the Company that constitute forward-looking statements for purposes of the safe harbor provisions of The Private Securities Litigation Reform Act of 1995. The Company cannot guarantee future results, levels of activity, performance or achievements. The numbers discussed in this Form 10-Q also involve risks and uncertainties. The following factors, among others, could cause actual results to differ materially from those described by such statements: our ability to manage our growth and maintain adequate controls, our ability to obtain additional financing, the loss of services of key personnel, general market conditions including inflation or foreign currency fluctuations, our dependence on relationships with suppliers, the timing of our revenues and fluctuations in financial performance, the availability to our customers of third-party financings, product liability claims and product recalls, competition, hiring and retaining qualified sales and service personnel, management of inventory, relations with foreign trade corporations, dependence on sub-distributors and dealers, completion and opening of healthcare facilities, attracting and retaining qualified physicians and other hospital personnel, regulatory compliance, the cost of malpractice, our dependence on our information systems, the economic policies of the Chinese government, the newness and undeveloped nature of the Chinese legal system, the regulation of the conversion of Chinese currency, future epidemics in China such as SARS or Avian Flu, the control over our operation by insiders, continuity of relationships and variability of financial margins with existing suppliers, our liquidity and availability of capital resources to meet cash requirements, including capital expenditures, bid and performance bonds, uncertainty about the final disposition of the Healthcare Products Distribution segment, and those other factors contained in the section titled “Risk Factors” as set forth in the Company’s Registration Statement (File No. 333-114996) filed with the Securities and Exchange Commission, as well as other documents that may be filed by the Company from time to time with the Securities and Exchange Commission. The forward-looking statements and numbers contained herein represent the judgment of the Company, as of the date of this Form 10-Q, and the Company disclaims any intent or obligation to update such forward-looking statements to reflect any change in the Company’s expectations with regard thereto or any change in events, conditions, circumstances on which such statements are based.
Critical Accounting Policies
     A summary of critical accounting policies is presented in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” of the Company’s Annual Report on Form 10-K for the fiscal year 2005. We are adding to this list another critical policy on inventories and particularly inventory obsolescence.
Inventories
     Inventories are priced using standard costs, which approximate first-in, first-out, and are stated at the lower of cost or market. The allowance is measured as the difference between the cost of the inventory and market based upon assumptions about future demand and is charged to the provision for inventory, which is a component of our cost of sales. At the point of the loss recognition, a new, lower-cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis.
Results of operations
Quarter ended September 30, 2005 compared to quarter ended September 30, 2004
     Our revenue for the three-months ended September 30, 2005 was $25,396,000, down 8% from the three months ended September 30, 2004 revenue of $27,555,000. We experienced continued revenue growth in the healthcare services segment of 67%, as compared to the prior period. We experienced a 23% decrease in revenue over the prior period in our medical capital equipment segment and a decrease of 29% in our healthcare products distribution segment, the reasons for which are discussed below. Costs and expenses were $26,121,000 for the three months ended September 30, 2005 as compared with costs and expenses of $27,565,000 for the prior period. Additionally, the recent change in the exchange rate of the Renminbi to the U.S. dollar has resulted in an unrealized gain of $362,000. We recorded a net loss of $717,000 for the three months ended September 30, 2005, as compared to a net loss of $89,000 for the three months ended September 30,

2004. The increased costs in particular segments are discussed below. In addition, there were a number of increased costs at the parent level of the Company, including increased costs for corporate governance, such as Sarbanes-Oxley compliance and in particular preparation for compliance with section 404 thereof. The largest parent level increases, which have been allocated among the segments as described below, include increased professional fees of $160,000 related to compliance and corporate reporting, increased excise taxes of $59,000, and increased audit fees of $57,000.
Medical Capital Equipment Segment
     The medical capital equipment segment exports high quality Western medical capital equipment to the China market. In the three months ended September 30, 2005, this segment had revenue of $11,322,000, a 23% decrease from revenue of $14,630,000 in the three months ended September 30, 2004. The decrease was primarily attributable to lackluster sales in certain product categories due to maturing product life cycle issues, increased competition in certain mid-tier product markets, delays due to product registrations in other product categories and a general slow down in the growth rate of the market for imported medical devices in China. In addition, we continued to experience delays in shipments of equipment sold under government backed financing programs as well as delays in opening of letters of credit by purchasers. Although we cannot predict when the alleviation of these factors will result in increased sales, we do expect these circumstances to be temporary. Meanwhile we continue to focus on cost containment and prepare for several new planned product releases.
     Gross profit for the medical equipment segment in the three months ended September 30, 2005 decreased to $3,635,000 from $3,772,000 in the three months ended September 30, 2004. As a percentage of revenue, gross profit from the medical capital equipment segment for the recent period was 32% as compared to 26% in the prior period. During the period we recognized $1,034,000 (9% positive impact to gross profit percentage) in additional gross profit due to the reduction in estimates of our future training obligations. The training obligations have been declining over the years and actual experience mirrors our accrual. This reduction in estimate represents a one time elimination of a number of older obligations that are unlikely to occur. In addition, we have reserved $538,000 (5% negative impact to gross profit percentage) for certain spare parts inventory that have become obsolete. The adjustment in the current period is due to the impact of our suppliers’ end of service support for certain product platforms.
     Expenses for the medical capital equipment segment in the three months ended September 30, 2005 increased to $3,319,000 from $2,783,000 in the three months ended September 30, 2004 and, as a percentage of revenue over the periods, increased to 29% from 19%. Salaries for the segment in the three months ended September 30, 2005 decreased by $110,000 from the three months ended September 30, 2004, and as a percentage of revenue was 11% compared to 9% for the three months ended September 30, 2004. Other costs increased $646,000 over the periods, primarily due to increased promotion expenses and increased allocated parent-level administration costs. The segment had income from operations of $316,000 in the recent period, compared with income from operations of $989,000 in the prior period.
Healthcare Services Segment
     During the three months ended September 30, 2005, the healthcare services segment consisted of an international standard private healthcare network. The network includes Beijing United Family Hospital and Clinics (“BJU”), and two affiliated satellite clinics in Beijing (one of which, the downtown clinic, was opened on June 21, 2005), and Shanghai United Family Hospital and Clinics (“SHU”) and an affiliated free standing ambulatory clinic in Shanghai.
     For the three months ended September 30, 2005, the revenue from the segment was $8,473,000, an increase of 67% over the three months ended September 30, 2004 revenue of $5,065,000. The increased revenues were attributable to the opening of the facility in Shanghai and growth of 31% in the Beijing market during the recent period as compared to prior period. Healthcare services operating costs increased for the three months ended September 30, 2005 to $8,100,000, a 52% increase over the three month ended September 30, 2004 costs of $5,337,000. Salaries increased by $1,270,000 (salaries were 53% and 64% of revenue for the three months ended September 30, 2005 and 2004, respectively). These increases were due primarily to the costs associated with the opening of SHU, and increased services offered in Beijing. Other costs increased $1,493,000, primarily due to increases in direct patient care expenses, excise taxes, depreciation, allocated parent level administration costs and an increase in other professional fees related to JCI accreditation. The healthcare services segment had income from operations of $373,000 in the three months ended September 30, 2005, compared with a loss from operations of $272,000 (including $448,000 of development expenses) in the prior period.
     In October 2005 our Beijing United Family Hospital and Shanghai United Family Hospital obtained approximately $8 million in funding from the International Finance Corporation which is being used to retire current bank debt for these entities and to fund their capital growth programs (see “Liquidity and Capital Resources”). In addition, we have recently announced the successful Joint Commission International accreditation of the Beijing United Hospital and Clinics. Our United Family Hospital network in Beijing is the only healthcare network to receive accreditation in Asia.
Healthcare Products Distribution Segment
     The healthcare products distribution segment distributes healthcare products from inventories maintained locally in China to a network of sub-dealers and retail pharmacies on a local currency basis. In the three months ended September 30, 2005 this segment had a decrease in revenue of 29% to $5,601,000 as compared to revenue of $7,860,000 in the three months ended September 30, 2004. The decrease was substantially due to the continuing impact of the readjustment of distribution territories by a large supplier in the retail pharmacy business unit. To a lesser extent, the decrease in revenue was due to temporary fluctuations in logistics sales volume due to a supplier’s product life cycle.
     Gross profit in the three months ended September 30, 2005 decreased to $368,000 from $740,000 in the three months ended September 30, 2004. As a percentage of revenue, gross profit from the healthcare products distribution segment for the current period was 7%, compared to 9% in the prior period. The reduction was substantially related to the tightening of trade terms by our suppliers.
     Expenses for the healthcare products distribution segment in the three months ended September 30, 2005 increased to $1,782,000 from $1,467,000 in the three months ended September 30, 2004, and 32% as a percentage of revenue as compared to 19% for prior period. Other expenses increased $275,000, including an increase in promotion expense and other professional fees. The segment had a loss from operations of $1,414,000 in the recent period, compared with a loss from operations of $727,000 in the prior period.
     Our search for a strategic partner/investor for the retail pharmacy business unit has thus far not been successful. We have received various proposals for the sale of the retail pharmacy business unit. We expect to either accept the terms of a sale or instruct that the retail pharmacy business unit be shut down by November 30, 2005. In either scenario we expect the transition to be substantially completed by December 31, 2005 and the retail pharmacy business unit to be discontinued from our operations during the third quarter.
Other Income and Expenses
     Interest expense incurred on short-term capitalized leases of $119,000, short-term debt of $3,800,000, long-term capitalized leases of $110,000 and long-term debt of $3,919,000 amounted to $99,000 whereas we had $30,000 in the prior period. The long-term debt is for the development of SHU (see “Liquidity and Capital Resources”). Additionally we recognized unrealized gains in foreign exchange due to the revaluation of the exchange rate of the Chinese Renminbi to the U.S. Dollar of $362,000.
Taxes
     We recorded a $313,000 provision for taxes in the three months ended September 30, 2005 as compared to a provision for taxes of $49,000 for the three month period ended September 30, 2004.
Six months ended September 30, 2005 compared to six months ended September 30, 2004
     Our revenue for the six months ended September 30, 2005 was $50,633,000, down 7% from the six months ended September 30, 2004 revenue of $54,230,000. We experienced continued revenue growth in the healthcare services segment of 51%, as compared to the prior period. We experienced a 16% decrease in revenue over the prior period in our medical capital equipment segment and a decrease of 27% in our healthcare products distribution segment, the reasons for which are discussed below. Costs and expenses were $52,871,000 for the six months ended September 30, 2005 as compared with costs and expenses of $53,738,000 for the prior period. Additionally, the recent change in the exchange rate of the Renminbi to the U.S. dollar has resulted in an unrealized gain of $331,000 in the current period. We recorded a net loss of $2,080,000 for the six months ended September 30, 2005, as compared to a net income of $155,000 for the six months ended September 30, 2004. The increased costs in particular segments are discussed below. In addition, there were a number of increased costs at the parent level of the Company, including increased costs for corporate governance, such as Sarbanes-Oxley compliance and in particular preparation for compliance with section 404 thereof for which a great deal of work was completed in this period. The largest parent level increases, which have been allocated among the segments as described below, include increased payroll of $292,000 and increased professional fees of $212,000 both substantially related to compliance and corporate reporting, increased excise taxes of $111,000, increased rent of $89,000 and increased audit fees of $87,000.
Medical Capital Equipment Segment
     The medical capital equipment segment exports high quality Western medical capital equipment to the China market. In the six months ended September 30, 2005, this segment had revenue of $20,890,000, a 16% decrease from revenue of $24,931,000 in the six months ended September 30, 2004. The decrease was attributable to lackluster sales in certain product categories due to maturing product life cycle issues, increased competition in certain mid-tier product markets, delays due to product registrations in other product categories and a general slow down in the growth rate of the market for imported medical devices in China. In addition, we continued to experience delays in shipments of equipment sold under government backed financing programs as well as delays in opening of letters of credit by purchasers. Although we cannot predict when the alleviation of these factors will result in increased sales, we do expect these circumstances to be temporary. Meanwhile we continue to focus on cost containment and prepare for several new planned product releases.
     Gross profit for the medical equipment segment in the six months ended September 30, 2005 decreased to $6,111,000 from $6,700,000 in the six months ended September 30, 2004. As a percentage of revenue, gross profit from the medical capital equipment segment increased to 29% during the current period from 27% during the previous period. During the period we recognized $1,034,000 (5% positive impact to gross profit percentage) in additional gross profit due to the reduction in estimates of our future training obligations. The training obligations have been declining over the years and actual experience mirrors our accrual. This reduction in estimate represents a one time elimination of a number of older obligations that are unlikely to occur. In addition, we have reserved $538,000 (3% negative impact to gross profit percentage) for certain spare parts inventory that have become obsolete. The adjustment in the current period is due to the impact of our suppliers’ end of service support for certain product platforms.
     Expenses for the medical capital equipment segment in the six months ended September 30, 2005 increased to $6,366,000 from $5,575,000 in the six months ended September 30, 2004 and, as a percentage of revenue over the periods, increased to 30% from 22%. Salaries for the segment in the six months ended September 30, 2005 decreased by $29,000 from the six months ended September 30, 2004, and as a percentage of revenue was 11% compared to 10% for the six months ended September 30, 2004. Other costs increased $820,000 over the periods, primarily due to increased allocated parent-level administration costs, promotion and meeting expenses, and travel expenses. The segment had a loss from operation of $255,000 in the recent period, compared with income from operations of $1,125,000 in the prior period.
Healthcare Services Segment
     During the six months ended September 30, 2005, the healthcare services segment consisted of an international standard private healthcare network. The network includes Beijing United Family Hospital and Clinics (“BJU”), and two affiliated satellite clinics in Beijing (one of which, the downtown clinic, was opened on June 21, 2005), and Shanghai United Family Hospital and Clinics (“SHU”) and an affiliated free standing ambulatory clinic in Shanghai.
     For the six months ended September 30, 2005, the revenue from the segment was $16,369,000, an increase of 51% over the six months ended September 30, 2004 revenue of $10,862,000. The increased revenues were attributable to the opening of the new facility in Shanghai and to growth of 18% in the Beijing market during the recent period as compared to prior period. Healthcare services operating costs increased for the six months ended September 30, 2005 to $16,221,000, a 55% increase over the six month ended September 30, 2004 costs of $10,470,000. Salaries increased by $2,915,000

(salaries decreased to 56% of revenue for the six months ended September 30, 2005 from 57% for the six months ended September 30, 2004). These increases were due primarily to the costs associated with the opening of SHU, increased services offered in Beijing, and the period of preparation for JCI accreditation at the BJU facility. Other costs increased $2,838,000, primarily due to increases in direct patient care expenses, excise taxes, depreciation and an increase to the segment’s allocated portion of parent-level administrative costs. The healthcare services segment had income from operations of $148,000 in the six months ended September 30, 2005, compared with income from operations of $392,000 (including $673,000 of development expenses) in the prior period.
     In October 2005 our Beijing United Family Hospital and Shanghai United Family Hospital obtained approximately $8 million in funding from the International Finance Corporation which is being used to retire current bank debt for these entities and to fund their capital growth programs (see “Liquidity and Capital Resources”). In addition, we have recently announced the successful Joint Commission International accreditation of the Beijing United Hospital and Clinics. Our United Family Hospital network in Beijing is the only healthcare network to receive accreditation in Asia.
Healthcare Products Distribution Segment
     The healthcare products distribution segment distributes healthcare products from inventories maintained locally in China to a network of sub-dealers and retail pharmacies on a local currency basis. In the six months ended September 30, 2005 this segment had a decrease in revenue of 27% to $ 13,374,000 as compared to revenue of $18,437,000 in the six months ended September 30, 2004. The decrease was substantially due to the continuing impact of the readjustment of distribution territories by a large supplier in the retail pharmacy business unit. To a lesser extent, the decrease in revenue was due to temporary fluctuations in logistics sales volume due to a supplier’s product’s life cycle.
     Gross profit in the six months ended September 30, 2005 decreased to $1,032,000 from $1,792,000 in the six months ended September 30, 2004. As a percentage of revenue, gross profit from the healthcare products distribution segment for the current period was 8%, compared to 10% in the prior period. The reduction was substantially related to the tightening of trade terms by our suppliers.
     Expenses for the healthcare products distribution segment in the six months ended September 30, 2005 increased to $3,163,000 from $2,817,000 in the six months ended September 30, 2004, and increased to 24% as a percentage of revenue as compared to 15% for prior period. Other expenses increased $300,000, primarily due to an increase in promotional expense. The segment had a loss from operations of $2,131,000 in the recent period, compared with a loss from operations of $1,025,000 in the prior period.
     Our search for a strategic partner/investor for the retail pharmacy business unit has thus far not been successful. We have received various proposals for the sale of the retail pharmacy business unit. We expect to either accept the terms of a sale or instruct that the retail pharmacy business unit be shut down by November 30, 2005. In either scenario we expect the transition to be substantially completed by December 31, 2005 and the retail pharmacy business unit to be discontinued from our operations during the quarter.
Other Income and Expenses
     Interest expense incurred on short-term capitalized leases of $119,000, short-term debt of $3,800,000, long-term capitalized leases of $110,000 and long-term debt of $3,919,000 amounted to $193,000 whereas we had $72,000 in the prior period. The long-term debt is for the development of SHU (see “Liquidity and Capital Resources”). Additionally we recognized unrealized gains in foreign exchange due to the exchange rate of the Chinese Renminbi to the U.S. Dollar of $331,000.
Taxes
     We recorded a $128,000 provision for taxes in the six months ended September 30, 2005 as compared to a provision for taxes of $234,000 for the six month period ended September 30, 2004.

LIQUIDITY AND CAPITAL RESOURCES
     As of September 30, 2005, our cash and cash equivalents, net accounts receivable and net inventories were $5,665,000, $14,282,000 and $14,179,000, respectively, as compared to $8,173,000, $15,826,000 and $10,856,000, respectively, as of March 31, 2005. Merchandise inventory increased $3,501,000 primarily due to the delay in the shipments related to a government backed financing program contract and delays in the opening of letters of credit by purchasers for other sales contracts at the end of the quarter.
     As of September 30, 2005, our short-term loan payable was comprised entirely of bank loans of $3,800,000.
     BJU has a short-term financing arrangement in China with the Hong Kong and Shanghai Banking Corporation (HSBC) for $600,000 in revolving loans bearing interest at 1.5% over the three-month Singapore Interbank Money Market Offer Rate (SIBOR). Also, a line of credit is included in the arrangement with HSBC for up to $1,200,000, bearing interest at 2.25% over SIBOR and having a term of up to three years. As of September 30, 2005, the balances on these credit lines were $600,000 and $384,000, respectively. The local bank borrowing for SHU consists of the $4 million loan facility with HSBC, which was fully utilized during calendar 2004. Of this loan $1,672,000 is classified as short-term and $2,470,000 is classified as long-term. The long-term facility has a five-year term and an interest rate of 2.5% over the six month SIBOR. We have guaranteed the full amount of the HSBC facilities.
     In October 2005 our Beijing United Family Hospital and Shanghai United Family Hospital, obtained long term debt financing under a program with the International Finance Corporation (a division of the World Bank) for 64,880,000 Chinese Renminbi (approximately $8 million). The term of the loan is 10 years at an initial interest rate of 7.48% with a four year grace period on principal payments. The loan program includes certain other covenants. Proceeds from this funding will be used in part to retire the entire $5,126,000 HSBC financing described above. Chindex International guaranteed repayment of this loan.
     As of September 30, 2005, letters of credit in the aggregate amount of approximately $205,000 were outstanding and we had $1,144,000 borrowings outstanding under our $1,750,000 credit facility with M&T Bank, which remains available. The borrowings under the credit facility bear interest at 1% over the three-month London Interbank Offered Rate (LIBOR). In addition, we have opened a 317,000 Euro performance bond in connection with the execution of a KfW development bank funded contract.
     We have an agreement with a major supplier whereby the supplier has agreed to provide up to $4,000,000 of long-term (one and one-half years on those transactions that have occurred to date) payment terms on our purchase of certain medical equipment from the supplier under government backed financing program contracts. The arrangement carries an interest component of five percent. At September 30, 2005 and March 31, 2005 the Company has long-term debt of $1,449,000 and $0, respectively, outstanding under this agreement.
     Over the next twelve months we anticipate capital expenditures of $2-6 million. Our Heathcare Services segment intends to finance their capital expenditures principally through the recently announced debt financing program with the IFC. To a lesser extent, our Medical Capital Equipment segment intends to finance any capital expenditures under the vendor financing arrangement discussed above and from cash flows from operations. In addition we intend to finance certain corporate expenditures through cash flows from operations and additional bank loans, to the extent available.
     We continue to pursue banking and other various financing alternatives to satisfy our future expansion, capital improvements, requirements for bonds in the medical capital equipment segment and equipment requirements. If we are unable to obtain additional financing we may have to curtail or terminate certain operations.
TIMING OF REVENUES
     The timing of our revenue is affected by several factors. The sales of certain products sold by our Medical Capital Equipment division often require protracted sales efforts, long lead times, financing arrangements and other time-consuming steps. For example, many end users are required to purchase capital equipment through a formal tendering process which often entails an extended period of time before the sale can be completed. Further, in light of the dependence by purchasers of capital equipment on the availability of credit, the timing of sales may depend upon the timing of our or our purchasers’ abilities to arrange for credit sources, including loans from local Chinese banks or financing from international loan programs such as those offered by Export-Import Bank. As a result, our operating results have varied and are expected to continue to vary from period to period and year to year. In addition, a relatively limited number of orders and shipments may constitute a meaningful percentage of our revenue in any one period. As a result, a relatively small reduction in the number of orders can have a material impact on our revenue in any year. Further, because we recognize revenue and expense as products are shipped, the timing of shipments could affect our operating results for a particular period. At the same time, a significant percentage of our revenue is attributable to hospital services, which has a more even revenue stream.
FOREIGN CURRENCY EXCHANGE AND IMPACT OF INFLATION
     Since we receive over 70% of our revenue in local Chinese currency, we have some foreign currency risk. On July 21, 2005 the Chinese government removed the peg of the Renminbi to the US Dollar allowing it to float in a narrow band against a basket of international currencies. This immediately revalued the Renminbi 8.11/US$ or a rate change of 2.1%. Subsequent strengthening of the Chinese RMB has resulted in an exchange rate of 8.09/US$ or a rate change of 2.26% as of September 30, 2005. During the period we had exchange gains of $331,000.
     As part of our risk management program, we also perform sensitivity analyses to assess potential changes in revenue, operating results, cash flows and financial position relating to hypothetical movements in currency exchange rates. Our sensitivity analysis of changes in the fair value of the RMB to the U.S. Dollar at September 30, 2005, indicated that if the U.S. Dollar uniformly increased in value by 10 percent relative to the RMB, then we would have experienced a 10% smaller loss. Conversely, a 10 percent increase in the value of the RMB relative to the U.S. Dollar at September 30, 2005 would have resulted in a 12% additional loss.
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
     The Chindex growth plan includes continuing expansion of the Medical Capital Equipment business and the development of a network of private family hospitals, based on the Beijing United model, to serve China’s growing middle class. Management continues to develop this growth plan, the implementation of which will be contingent on a number of factors, including requisite financing.
ITEM 4. CONTROLS AND PROCEDURES
     Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The annual meeting of the Company’s shareholders was held on September 12, 2005. At the Meeting, Roberta Lipson, Elyse Beth Silverberg, Lawrence Pemble, A. Kenneth Nilsson, Julius Y. Oestreicher, Carol R. Kaufman, Douglas B. Grob and Holli Harris were elected as directors of the Company to serve until the Company’s next annual meeting of shareholders and until their respective successors are elected and qualified. The votes for each director were as follows:

	For	Withheld
A. Kenneth Nilsson	8,606,129	15,336
Douglas B. Grob	8,606,129	15,336
Holli Harris	8,606,129	15,336
Carol R. Kaufman	8,606,047	15,418
Roberta Lipson	8,605,229	16,236
Julius Y. Oestreicher	8,606,129	15,336
Lawrence Pemble	8,606,129	15,336
Elyse Beth Silverberg	8,605,147	16,318
Included in the votes for above were 775,000 shares of Class B Common Stock having six votes per share.
     In addition, the Company’s shareholders ratified at the Meeting the selection of BDO Seidman, LLP as the Company’s independent registered public accounting firm for the year ending March 31, 2006. The votes for such ratification were as follows:
Broker

For	Against	Abstain	Non-Votes
8,606,174	24,748	6,770	2,524,953
Included in the votes for above were 775,000 shares of Class B Common Stock having six votes per share.
In addition, the Company’s shareholders ratified and approved the private placement of an aggregate of 1,080,397 shares of Common Stock for an aggregate purchase price of approximately $6.5 million, or $6.00 per share, together with warrants to purchase an additional 378,137 shares of common stock for an exercise price of $9.10 per share. The votes for such ratification and approval were as follows:
Broker

For	Against	Abstain	Non-Votes
6,064,994	13,526	1,765	0
Included in the votes for above were 775,000 shares of Class B Common Stock having six votes per share.
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
(a) Exhibits
     The exhibits listed below are filed as a part of this quarterly report:

3.1	Amended and Restated Certificate of Incorporation of the Company dated October 28, 2004. Incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2005.

3.2	By-laws of the Company. Incorporated by reference to Annex C to the Proxy Statement.

4.1	Form of Specimen Certificate representing the Registrant’s Common Stock. Incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form SB-2 (No. 33-78446) (The “IPO Registration Statement”).

4.2	Form of Specimen Certificate representing Class B Common Stock. Incorporated by reference to Exhibit 4.3 to the IPO Registration Statement.

10.1	The Company’s 1994 Stock Option Plan, as amended as of July 17, 2001. Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the six months ended June 30, 2001.

10.2	The Company’s 2004 Stock Incentive Plan. Incorporated by reference to Annex B to the Company’s Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on September 14, 2004.

10.3	Lease Agreement, dated as of March 1994, between the Company and Central Properties Limited Partnership, relating to the Company’s Bethesda, Maryland facility. Incorporated by reference to Exhibit 10.4 to the IPO Registration Statement.

10.4	First Amendment to Lease, dated as of June 26, 1996, between the Company and Central Properties Limited Partnership, relating to additional space at the Company’s Bethesda, Maryland facility. Incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997.

10.5	Lease Agreement between the School of Posts and Telecommunications and the Company dated November 8, 1995. Incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995.

10.6	Amendments Numbers One, Two and Three to the Lease Agreement between the School of Posts and Telecommunications and the Company dated November 8, 1995, each such amendment dated November 26, 1996. Incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997.

10.7	Lease Agreement dated May 10, 1998, between the School of Posts and Telecommunications and the Company relating to the lease of additional space. Incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998.

10.8	Contractual Joint Venture Contract between the Chinese Academy of Medical Sciences Union Medical & Pharmaceutical Group Beijing Union Medical & Pharmaceutical General Corporation and the Company, dated September 27, 1995. Incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995.

10.9	First Investment Loan Manager Demand Promissory Note dated July 10, 1997 between First National Bank of Maryland and the Company. Incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997.

10.10	Distribution Agreement dated October 11, 2001 between Siemens AG and the Company, Incorporated by reference to Exhibit 10.18 to the Company’s Quarterly Report on Form 10-Q for the nine months ended September 30, 2001.

10.11	Second amendment to lease, dated as of November 24, 2000, between the Company and Central Properties Limited Partnership, relating to the extension of the lease term for the Company’s Bethesda, Maryland offices. Incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

10.12	Employment Agreement, dated as of September 1, 2001, between the Company and Roberta Lipson. Incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

10.13	Employment Agreement, dated as of September 1, 2001, between the Company and Elyse Beth Silverberg. Incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

10.14	Employment Agreement, dated as of September 1, 2001, between the Company and Lawrence Pemble. Incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

10.15	Employment Agreement, dated as of September 1, 2001, between the Company and Robert C. Goodwin, Jr. Incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

10.16	Amendment to Employment Agreement dated November 1, 2004, between the Company and Roberta Lipson, incorporated by reference to Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2004.

10.17	Amendment to Employment Agreement dated November 1, 2004, between the Company and Elyse Beth Silverberg, incorporated by reference to Exhibit 10.17 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2004.

10.18	Amendment to Employment Agreement dated November 1, 2004, between the Company and Lawrence Pemble, incorporated by reference to Exhibit 10.18 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2004.

10.19	Amendment to Employment Agreement dated November 1, 2004, between the Company and Robert C. Goodwin, Jr., incorporated by reference to Exhibit 10.19 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2004.

10.20	Contractual Joint Venture Contract between Shanghai Changning District Central Hospital and the Company, dated February 9, 2002. Incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

10.21	Lease Agreement between Shanghai Changning District Hospital and the Company related to the lease of the building for Shanghai United Family Hospital. Incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

10.22	Lease Agreement between China Arts & Crafts Import & Export Corporation and Chindex (Beijing) Consulting Incorporated related to the lease of the building for the Company’s main office in Beijing+. Incorporated by reference to Exhibit 10.17 to the Company’s Quarterly Report on Form 10-Q for the six months ended June 30, 2002.

10.23	Agreement between Siemens AG and the Company for long term payment of vendor invoices. Incorporated by reference to Exhibit 10.18 to the Company’s Quarterly Report on Form 10-Q for the nine months ended September 30, 2002.

10.24	Form of Securities Purchase Agreement dated as of March 29, 2004 among the Company and the purchasers thereunder. Incorporated by reference to Exhibit 10.19 to the Company’s Registration Statement on Form S-1 (No. 333-114299).

10.25	Form of Securities Purchase Agreement dated as of March 21, 2005 among the Company and the purchasers thereunder. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 21, 2005.

10.26	Form of Common Stock Purchase Warrant issued to investors on March 24, 2005. Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated March 21, 2005.

10.27	Employment Agreement, dated as of September 19, 2005, between the Company and Robert Goodwin. Incorporated by reference to Exhibit 10.27 to the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 2005.

10.28	RMB Loan Agreement among Beijing United Family Health Center, Shanghai United Family Hospital, Inc. and International Finance Corporation, dated October 10, 2005. (filed herewith)

10.29	Guarantee Agreement between Chindex International, Inc. and International Finance Corporation, dated October 11, 2005. (filed herewith)

21.1	List of subsidiaries. Incorporated by reference to Exhibit 21.1 to the Company’s Registration Statement on Form S-3 (No. 333-123975).

31.1	Certification of the Company’s Chief Executive Officer Pursuant to Rule 13a-14(a) (filed herewith)

31.2	Certification of the Company’s Executive Vice President Finance Pursuant to Rule 13a-14(a) (filed herewith)

31.3	Certification of the Company’s Principal Accounting Officer Pursuant to Rule 13a-14(a) (filed herewith)

32.1	Certification of the Company’s Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 (filed herewith)

32.2	Certification of the Company’s Executive Vice President Finance Pursuant to 18 U.S.C. Section 1350 (filed herewith)

32.3	Certification of the Company’s Principal Accounting Officer Pursuant to 18 U.S.C. Section 1350 (filed herewith)
Reports on Form 8-K filed during the quarter ended September 30, 2005.
     On August 10, 2005, the Company filed a Current Report on Form 8-K reporting, under items 2.02 and 7.01, its results of operations for the quarter ended June 30, 2005.
     On September 6, 2005, the Company filed a Current Report on Form 8-K reporting, under items 1.01 and 2.03, its commitment to enter into a loan agreement with The International Finance Corporation (IFC).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHINDEX INTERNATIONAL, INC.

Dated: November 11, 2005	By:	/S/ Lawrence Pemble

Lawrence Pemble
Executive Vice President Finance

Dated: November 11, 2005	By:	/S/ Ronald Zilkowski

Ronald Zilkowski
Senior Vice President Finance and Corporate Controller