Form 10-Q
period 2005-12-31
CHINDEX INTERNATIONAL INC
filed 2006-02-14
CIK 922717

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2005
Commission file number 0-24624
CHINDEX INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	13-3097642
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)
7201 Wisconsin Avenue, Bethesda, Maryland (Address of principal executive offices)	20814 (Zip Code)
(301) 215-7777
(Registrant’s telephone number)
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of each of the issuer’s class of common equity, as of February 6, 2006, was 5,783,515 shares of Common Stock and 775,000 shares of Class B Common Stock.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CHINDEX INTERNATIONAL, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(thousands except share data)
(Unaudited)

	December 31, 2005	March 31, 2005
ASSETS

Current assets:
Cash and cash equivalents	$7,683	$8,173
Trade accounts receivable, less allowance for doubtful accounts of $2,458 and $1,851, respectively
Equipment sales receivables	11,491	13,120
Patient service receivables	4,532	2,706
Inventories, net	10,755	10,856
Deferred income tax	341	222
Other current assets	2,722	2,034

Total current assets	37,524	37,111

Property and equipment, net	18,064	17,620
Long-term deferred income taxes	2,210	1,780
Other assets	725	777

Total assets	$58,523	$57,288

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$24,371	$26,420
Short-term portion of capitalized leases	82	189
Short-term debt and vendor financing	2,413	2,839
Income taxes payable	177	4

Total current liabilities	27,043	29,452
Long-term portion of capitalized leases	103	124
Long-term debt and vendor financing	8,802	2,749

Total liabilities	35,948	32,325

Stockholders’ equity:

Preferred stock, $.01 par value, 500,000 shares authorized, none issued	0	0
Common stock, $.01 par value, 13,600,000 shares authorized, including 1,600,000 designated Class B:

Common stock — 5,783,515 and 5,728,443 shares issued and outstanding at December 31, 2005 and March 31, 2005, respectively	58	57

Class B stock — 775,000 shares issued and outstanding at December 31, 2005 and March 31, 2005	8	8

Additional paid in capital	35,995	35,884
Accumulated other comprehensive income	61	17
Accumulated deficit	(13,547)	(11,003)

Total stockholders’ equity	22,575	24,963

Total liabilities and stockholders’ equity	$58,523	$57,288

The accompanying notes are an integral part of these consolidated condensed financial statements.

CHINDEX INTERNATIONAL, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(thousands except share and per share data)
(Unaudited)

	Three months ended		Nine months ended
	December 31,		December 31,
	2005	2004	2005	2004
Product sales	$17,246	$17,141	$51,510	$60,509
Healthcare services revenue	9,920	5,188	26,289	16,050

Total revenue	27,166	22,329	77,799	76,559

Cost and expenses
Product sales costs	13,784	13,587	40,906	48,462
Healthcare services costs	9,151	6,751	24,559	16,798
Selling and marketing expenses	3,018	3,297	9,347	8,962
General and administrative expenses	1,729	2,039	5,743	5,190

Loss from operations	(516)	(3,345)	(2,756)	(2,853)

Other (expenses) and income

Interest expense	(203)	(36)	(397)	(108)
Interest income	50	33	117	66
Foreign exchange gain (loss)	48	(20)	379	(50)
Miscellaneous (expense) income — net	(59)	(31)	23	(65)

Loss before income taxes	(680)	(3,399)	(2,634)	(3,010)

Benefit from (provision for) income taxes	217	(314)	90	(549)

Net loss	$(463)	$(3,713)	$(2,544)	$(3,559)

Net loss per common share — basic and diluted	$(.07)	$(.69)	$(.39)	$(.68)

Weighted average shares outstanding — basic and diluted	6,536,122	5,405,337	6,518,042	5,250,244

The accompanying notes are an integral part of these consolidated condensed financial statements.

CHINDEX INTERNATIONAL, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(thousands)
(Unaudited)

	Nine months ended
	December 31,
	2005	2004
OPERATING ACTIVITIES

Net loss	$(2,544)	$(3,559)
Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation	2,224	1,003
Inventory write down	538	96
Provision for doubtful accounts	607	1,020
Deferred income taxes	(549)	82
Changes in operating assets and liabilities:
Trade receivables	(804)	775
Inventories	(437)	(196)
Other current assets	(688)	(1,734)
Other assets	52	40
Accounts payable and accrued expenses	(2,049)	(1,844)
Income taxes payable	173	8

Net cash used in operating activities	(3,477)	(4,309)
INVESTING ACTIVITIES

Purchases of property and equipment	(2,776)	(7,878)
Cash received on disposal of property and equipment	108	0

Net cash used in investing activities	(2,668)	(7,878)
FINANCING ACTIVITIES

Proceeds from debt and vendor financing	10,586	6,768
Repayment of debt, vendor financing and capitalized leases	(5,087)	(4,745)
Proceeds from issuance of common stock	0	7,154
Proceeds from exercise of stock options	112	238

Net cash provided by financing activities	5,611	9,415

Effect of foreign exchange rate changes on cash and cash equivalents	44	14

Net decrease in cash and cash equivalents	(490)	(2,758)
Cash and cash equivalents at beginning of period	8,173	6,791

Cash and cash equivalents at end of period	$7,683	$4,033

Non-cash investing and financing activities include the following:
Transfer of demonstration inventory to property and equipment	$0	$1,033
Acquisition of property and equipment via capital leases	$0	$205
The accompanying notes are an integral part of these consolidated condensed financial statements.

CHINDEX INTERNATIONAL, INC.
CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the nine months ended December 31, 2005
(thousands except share data)
(Unaudited)

							Accumulated
			Common Stock		Additional		Other
	Common Stock		Class B		Paid In	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Total
Balance at
March 31, 2005	5,728,443	$57	775,000	$8	$35,884	$(11,003)	$17	$24,963
Net loss						(2,544)		(2,544)
Foreign currency translation adjustment							44	44

Comprehensive loss								(2,500)
Options exercised	55,072	1			111			112

Balance at
December 31, 2005	5,783,515	$58	775,000	$8	$35,995	$(13,547)	$61	$22,575

The accompanying notes are an integral part of these consolidated condensed financial statements.

CHINDEX INTERNATIONAL, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
Note 1. BASIS OF PRESENTATION
     The accompanying unaudited consolidated condensed financial statements of Chindex International, Inc. have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month or nine month periods ended December 31, 2005 are not necessarily indicative of the results that may be expected for the year.
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
New Accounting Pronouncements:
     In March 2005, the Financial Accounting Standards Board (FASB) issued FASB Interpretation 47, “Accounting for Conditional Asset Retirement Obligations” an interpretation of FASB No. 143 (“FIN 47”). FIN 47 addresses the obligation of a business enterprise to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. An entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The Company evaluated the criteria of this pronouncement and concluded that it has no conditional asset retirement obligation, and therefore the adoption of FIN No. 47 had no impact on the Company’s consolidated condensed financial statements.
     In May 2005, the FASB issued SFAS 154, “Accounting Changes and Error Corrections-a replacement of APB Opinion No. 20 and FASB Statement No. 3.” This Statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine the period-specific effects or the cumulative effect of the change. This pronouncement was effective December 15, 2005. Currently, the Company does not have changes in accounting principle; therefore, the adoption of SFAS 154 has not to date had any impact on the Company’s consolidated financial position or results of operations.
Note 2. INVENTORIES
     (thousands)

	December 31,	March 31,
	2005	2005
Inventories consist of the following:
Merchandise inventory	$7,309	$7,797
Healthcare services inventory	770	399
Parts and peripherals	3,214	2,660

	11,293	10,856
Less: allowance for parts obsolescence	(538)	0

	$10,755	$10,856

Note 3. PROPERTY AND EQUIPMENT, NET
     (thousands)

	December 31,	March 31,
	2005	2005
Property and equipment, net consists of the following:
Furniture and equipment	$11,454	$10,079
Vehicles	68	68
Demonstration equipment	2,404	2,456
Leasehold improvements	13,468	12,607

	27,394	25,210
Less: accumulated depreciation and amortization	(9,330)	(7,590)

	$18,064	$17,620

Note 4. NET LOSS PER SHARE
     The following is a reconciliation of the numerators and denominators of the basic and diluted Loss per Share (LPS) computations for the net loss and other related disclosures:

	(thousands except share and per share data)
	Three months ended		Nine months ended
	December 31,	December 31,	December 31,	December 31,
	2005	2004	2005	2004
Net loss	$(463)	$(3,713)	$(2,544)	$(3,559)

Weighted average shares outstanding — basic	6,536,122	5,405,337	6,518,042	5,250,244

Basic loss per share	$(.07)	$(.69)	$(.39)	$(.68)

Effect of dilutive securities:

Shares issuable upon exercise of dilutive outstanding stock options:	n/a	n/a	n/a	n/a

Weighted average shares outstanding — diluted	6,536,122	5,405,337	6,518,042	5,250,244

Diluted loss per share	$(.07)	$(.69)	$(.39)	$(.68)
Because losses were incurred in the periods being reported, shares issuable upon exercise of stock options are excluded from diluted earnings per share because the effect would be anti-dilutive.
Stock Based Compensation
     The Company accounts for stock-based compensation to employees under Accounting Principles Board Opinion (“APB”) No. 25 — “Accounting for Stock Issued to Employees,” and complies with the disclosure requirements for SFAS No. 123 — “Accounting for Stock-Based Compensation” and SFAS No. 148 — “Accounting for Stock-Based Compensation — Transition and Disclosure.” Under APB 25 compensation expense is measured as the excess, if any, of the market value of the underlying common stock over the amount the employee is required to pay on the date both the number of shares and the price to be paid are known. No compensation expense has been recognized in the consolidated condensed statements of operations, as option grants generally are made with exercise prices equal to the fair value of the underlying common stock on the award date, which is typically the date of compensation measurement.

     In December 2004, the FASB issued Statement No. 123(R), “Share-Based Payment” (SFAS 123(R)), which requires companies to measure and recognize compensation expense for all stock-based payments at fair value on the awards’ grant date. SFAS 123(R) will be effective for the Company beginning April 1, 2006. The Company will recognize compensation cost for the outstanding and unvested share-based payment awards as of April 1, 2006 over the requisite service periods pertaining to those awards. These costs are currently being measured under SFAS 123 and disclosed on a pro forma basis. The Company is currently evaluating the impact of SFAS 123(R) on its financial position and results of operations.
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
     Had compensation cost for these plans been determined consistent with SFAS No. 123, the Company’s net loss and loss per share (“LPS”) would have been increased to the following pro-forma amounts (thousands, except share data):

	Three months ended		Nine months ended
	December 31,		December 31,
	2005	2004	2005	2004
Net loss, as reported	$(463)	$(3,713)	$(2,544)	$(3,559)
Deduct: total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(138)	(37)	(235)	(671)

Net loss, pro-forma	$(601)	$(3,750)	$(2,779)	$(4,230)

Pro forma loss per share:
LPS, basic and diluted As reported	$(.07)	$(.69)	$(.39)	$(.68)
LPS, basic and diluted Pro forma	$(.09)	$(.69)	$(.43)	$(.81)
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
     On November 23, 2005, we announced that we would close down operations of the retail pharmacy distribution business, which comprises most of the operations of the Healthcare Products Distribution segment. The logistics operations of the segment will migrate to the parent company level and continue to provide services to other business units of the Company. During the recent quarter, the business operations of the segment generally continued to be routine as the closedown process began. The closedown process of the retail pharmacy business is continuing at the time of this filing. Our objective is to minimize the overall costs to the Company through the careful migration of personnel where possible and realization of assets. Although we originally expected the closedown to be substantially completed by December 31, 2005, managing the process in order to reduce associated costs to us has extended the implementation timeline beyond our original estimate by a few months.
     The following segment information has been provided per Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information:”

	Medical		Healthcare
	Capital	Healthcare	Products
	Equipment	Services	Distribution	Total
As of December 31, 2005
Assets	$23,310,000	$26,244,000	$8,969,000	$58,523,000
For the quarter ended December 31, 2005:
Sales and service revenue	$10,143,000	$9,920,000	$7,103,000	$27,166,000
Gross Profit	3,111,000	n/a	351,000	n/a
Gross Profit %	31%	n/a	5%	n/a
Income (loss) from operations	$15,000	$439,000	$(970,000)	$(516,000)
Other (expense) net				(164,000)

Loss before income taxes				$(680,000)

	Medical		Healthcare
	Capital	Healthcare	Products
	Equipment	Services	Distribution	Total
As of March 31, 2005
Assets	$22,698,000	$20,878,000	$13,712,000	$57,288,000
For the quarter ended December 31, 2004
Sales and service revenue	$9,462,000	$5,188,000	$7,679,000	$22,329,000
Gross Profit	2,520,000	n/a	1,034,000	n/a
Gross Profit %	27%	n/a	13%	n/a
Loss from operations	$(1,035,000)	$(1,838,000)	$(472,000)	$(3,345,000)
Other (expense) net				(54,000)

Loss before income taxes				$(3,399,000)

	Medical		Healthcare
	Capital	Healthcare	Products
	Equipment	Services	Distribution	Total
As of December 31, 2005
Assets	$23,310,000	$26,244,000	$8,969,000	$58,523,000
For the nine-months ended December 31, 2005:
Sales and service revenue	$31,032,000	$26,289,000	$20,478,000	$77,799,000
Gross Profit	9,222,000	n/a	1,383,000	n/a
Gross Profit %	30%	n/a	7%	n/a
(Loss) income from operations	$(241,000)	$586,000	$(3,101,000)	$(2,756,000)
Other income net				122,000

Loss before income taxes				$(2,634,000)

	Medical		Healthcare
	Capital	Healthcare	Products
	Equipment	Services	Distribution	Total
As of March 31, 2005
Assets	$22,698,000	$20,878,000	$13,712,000	$57,288,000
For the nine-months ended December 31, 2004
Sales and service revenue	$34,393,000	$16,050,000	$26,116,000	$76,559,000
Gross Profit	9,220,000	n/a	2,826,000	n/a
Gross Profit %	27%	n/a	11%	n/a
Income (loss) from operations	$90,000	$(1,446,000)	$(1,497,000)	$(2,853,000)
Other (expense) net				(157,000)

Loss before income taxes				$(3,010,000)

Inter-segment transactions were eliminated for the three months and nine months ended December 31, 2005 and 2004.
Note 7. DEBT
     In October 2005, Beijing United Family Hospital (BJU) and Shanghai United Family Hospital (SHU) obtained long-term debt financing under a program with the International Finance Corporation (IFC) (a division of the World Bank) for 64,880,000 Chinese Renminbi (approximately $8 million). The term of the loan is 10 years at an initial interest rate of 7.48% with the borrowers required to begin making payments into a sinking fund beginning in the fourth year, with the option to extend the beginning of these payments to the fifth year if certain loan covenants have been met. The loan program also includes certain other covenants. A portion of the proceeds from this funding were used to retire the entire HSBC financing. In addition, the proceeds will be used to fund a portion of BJU’s and SHU’s capital growth programs. Chindex International guaranteed repayment of this loan. In terms of security, IFC has, among other things, a lien over the equipment owned by the borrowers and over their bank accounts. In addition, IFC has a lien over Chindex bank accounts not already pledged, but not over other Chindex assets. As of December 31, 2005, the outstanding balance of this debt was $8,039,000 and was classified as long-term.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Some of the information in this Form 10-Q may contain statements regarding future expectations, plans and prospects for performance of the Company that constitute forward-looking statements for purposes of the safe harbor provisions of The Private Securities Litigation Reform Act of 1995. The Company cannot guarantee future results, levels of activity, performance or achievements. The numbers discussed in this Form 10-Q also involve risks and uncertainties. The following factors, among others, could cause actual results to differ materially from those described by such statements: our ability to manage our growth and maintain adequate controls, our ability to obtain additional financing, the loss of services of key personnel, general market conditions including inflation or foreign currency fluctuations, our dependence on relationships with suppliers, the timing of our revenues and fluctuations in financial performance, the availability to our customers of third-party financings, product liability claims and product recalls, competition, hiring and retaining qualified sales and service personnel, management of inventory, relations with foreign trade corporations, dependence on sub-distributors and dealers, completion and opening of healthcare facilities, attracting and retaining qualified physicians and other hospital personnel, regulatory compliance, the cost of malpractice, our dependence on our information systems, the economic policies of the Chinese government, the newness and undeveloped nature of the Chinese legal system, the regulation of the conversion of Chinese currency, future epidemics in China such as SARS or Avian Flu, the control over our operation by insiders, continuity of relationships and variability of financial margins with existing suppliers, our liquidity and availability of capital resources to meet cash requirements, including capital expenditures, bid and performance bonds, limitations on the inter-entity transfers and other limitations imposed by existing credit facilities, uncertainty about the costs related to the closedown of the Healthcare Products Distribution segment, and those other factors contained in the section titled “Risk Factors” as set forth in the Company’s Registration Statement (File No. 333-114996) declared effective by the Securities and Exchange Commission on December 5, 2005, as well as other documents that may be filed by the Company from time to time with the Securities and Exchange Commission. The forward-looking statements and numbers contained herein represent the judgment of the Company, as of the date of this Form 10-Q, and the Company disclaims any intent or obligation to update such forward-looking statements to reflect any change in the Company’s expectations with regard thereto or any change in events, conditions, circumstances on which such statements are based.
Critical Accounting Policies
     A summary of critical accounting policies is presented in Item 7., “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” of the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2005. We are adding to this list another critical policy on inventories and particularly inventory obsolescence.
Inventories
     Inventories are priced using standard costs, which approximate first-in, first-out, and are stated at the lower of cost or market. The allowance is measured as the difference between the cost of the inventory and market based upon assumptions about future demand and is charged to the provision for inventory, which is a component of our cost of sales. At the point of the loss recognition, a new, lower-cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly-established cost basis.
Results of operations
Quarter ended December 31, 2005 compared to quarter ended December 31, 2004
     Our revenue for the three months ended December 31, 2005 was $27,166,000, up 22% from the three months ended December 31, 2004 revenue of $22,329,000. We experienced continued revenue growth in the Healthcare Services segment of 91%, as compared to the prior period and revenue growth of 7% in our Medical Capital Equipment segment. We experienced a decrease of 8% in our Healthcare Products Distribution segment, which we have begun to close as discussed below. Costs and expenses were $27,682,000 for the three months ended December 31, 2005 as compared with costs and expenses of $25,674,000 for the prior period. Additionally, the change in the exchange rate of the Renminbi to the U.S. dollar announced by the Chinese government in July 2005, has resulted in a foreign exchange gain of $48,000 in the period (see “Foreign Currency Exchange and Impact of Inflation”). We recorded a net loss of $463,000 for the three months ended December 31, 2005, as compared to a net loss of $3,713,000 for the three months ended December 31, 2004. The loss in the period was attributable to the Healthcare Products Distribution division, which is being closed down as further discussed below. Costs at the parent level of the Company decreased by $310,000. The parent-level costs have been allocated among the segments as described below.

     On November 23, 2005, we announced that we would close down operations of the retail pharmacy distribution business, which comprises most of the operations of the Healthcare Products Distribution segment. The logistics operations of the segment will migrate to the parent company level and continue to provide services to other business units of the Company. During the recent quarter, the business operations of the segment generally continued to be routine as the closedown process began. The closedown process of the retail pharmacy business is continuing at the time of this filing. Our objective is to minimize the overall costs to the Company through the careful migration of personnel where possible and realization of assets. Although we originally expected the closedown to be substantially completed by December 31, 2005, managing the process in order to reduce associated costs to us has extended the implementation timeline beyond our original estimate by a few months.
Medical Capital Equipment Segment
     The Medical Capital Equipment segment sells high quality Western medical capital equipment in China. In the three months ended December 31, 2005, this segment had revenue of $10,143,000, a 7% increase over revenue of $9,462,000 in the three months ended December 31, 2004. The increase was primarily attributable to final delivery of goods under a government backed financing program, offset by continuing lackluster sales in certain product categories due to maturing product life cycle issues, increased competition in certain mid-tier product markets and delays due to product registrations in other product categories. We continue to focus on cost containment and have new premium and mid-tier market product releases scheduled during the fourth quarter. In addition, the product registration process has recently been completed for another line of products which has allowed sales to proceed.
     Gross profit for the Medical Capital Equipment segment in the three months ended December 31, 2005 increased to $3,111,000 from $2,520,000 in the three months ended December 31, 2004. As a percentage of revenue, gross profit from the Medical Capital Equipment segment for the recent period was 31% as compared to 27% in the prior period. During the period we recognized $240,000 (2% positive impact to gross profit percentage) in additional gross profit due to the reduction in accruals of estimates of certain future costs. Actual expenditures related to this cost estimate have been declining over the years. We have reduced our estimate of this cost to reflect normal spending.
     Expenses for the Medical Capital Equipment segment in the three months ended December 31, 2005 decreased to $3,096,000 from $3,555,000 in the three months ended December 31, 2004 and, as a percentage of revenue over the periods, decreased to 31% from 38%. Salaries for the segment increased $201,000 in the recent period and were offset by a $194,000 decrease in accrued compensation to reflect lower than estimated commissions payable, resulting in a net increase of $7,000 over the prior period. Other costs for the segment decreased $466,000 over the periods, primarily due to a greater allowance for doubtful accounts recorded in the prior period and a decrease in allocated parent-level administration costs. The segment had income from operations of $15,000 in the recent period, compared with a loss from operations of $1,035,000 in the prior period.
Healthcare Services Segment
     During the three months ended December 31, 2005, the Healthcare Services segment consisted of an international standard private healthcare network. The network includes Beijing United Family Hospital and Clinics (“BJU”), and two affiliated satellite clinics in Beijing (one of which, the downtown clinic, was opened on June 21, 2005), and Shanghai United Family Hospital and Clinics (“SHU”) and an affiliated free-standing ambulatory clinic in Shanghai.
     For the three months ended December 31, 2005, revenue from the segment was $9,920,000, an increase of 91% over the three months ended December 31, 2004 revenue of $5,188,000. The increased revenue is attributable in part to the opening of the facilities in Shanghai and includes revenue growth of 39% in the Beijing market during the recent period as compared to the prior period. Healthcare Services operating costs increased for the three months ended December 31, 2005 to $9,481,000, a 35% increase over the prior period’s operating costs of $7,026,000. Salaries increased by $1,312,000 (salaries were 53% and 77% of revenue for the three months ended December 31, 2005 and 2004, respectively). These increases were due primarily to the costs associated with the opening of SHU, as well as increased services offered in Beijing. Other costs increased $1,143,000, primarily due to increases in direct patient care expenses, excise taxes, depreciation and an increase in other professional fees related to Joint Commission International (“JCI”) accreditation. The Healthcare Services segment had income from operations of $439,000 in the three months ended December 31, 2005, compared with a loss from operations of $1,838,000 (including $1,363,000 of development expenses) in the prior period.
     During the recent period, our Beijing United Family Hospital and Shanghai United Family Hospital obtained approximately $8 million in funding from the International Finance Corporation. These funds were used to retire current bank debt for these entities during the period and will also be used to fund a portion of their future capital growth programs (see “Liquidity and Capital Resources”). In addition, we recently announced the successful JCI accreditation of the Beijing United Hospital and Clinics. Our United Family Hospital network in Beijing is the only healthcare network to have received that accreditation in Asia.
Healthcare Products Distribution Segment
     On November 23, 2005, we announced that we would close down operations of the retail pharmacy distribution business, which comprises most of the operations of the Healthcare Products Distribution segment. The logistics operations of the segment will migrate to the parent company level and continue to provide services to other business units of the Company. During the recent quarter, the business operations of the segment generally continued to be routine as the closedown process began. The closedown process of the retail pharmacy business is continuing at the time of this filing. Our objective is to minimize the overall costs to the Company through the careful migration of personnel where possible and realization of assets. Although we originally expected the closedown to be substantially completed by December 31, 2005, managing the process in order to reduce associated costs to us has extended the implementation timeline beyond our original estimate by a few months.
     In the three months ended December 31, 2005, this segment had a decrease in revenue of 8% to $7,103,000 as compared to revenue of $7,679,000 in the three months ended December 31, 2004.
     Gross profit in the three months ended December 31, 2005, decreased to $351,000 from $1,034,000 in the three months ended December 31, 2004. As a percentage of revenue, gross profit from the Healthcare Products Distribution segment for the recent period was 5%, compared to 13% in the prior period. The decrease in gross profit margin was due to the sale of certain inventory at cost during the closedown process.
     Expenses for the Healthcare Products Distribution segment in the three months ended December 31, 2005, decreased to $1,321,000 from $1,506,000 in the three months ended December 31, 2004, and, as a percentage of revenue, decreased to 19% as compared to 20% for prior period. Other expenses decreased $244,000, mainly due to a decrease in allocated parent-level administration costs. The segment had a loss from operations of $970,000 in the recent period, compared with a loss from operations of $472,000 in the prior period.
Other Income and Expenses
     Interest expense incurred on short-term capitalized leases of $82,000, short-term debt of $2,413,000, long-term capitalized leases of $103,000 and long-term debt of $8,802,000 amounted to $203,000 whereas we had $36,000 in the prior period. Interest expense of $36,000 in the prior period is net of $89,000 of capitalized interest. The long-term debt is from the development of Shanghai United Family Hospital and Clinics (see “Liquidity and Capital Resources”). Additionally we recorded a foreign exchange gain in the period of $48,000 due to the revaluation of the exchange rate of the Chinese Renminbi to the U.S. Dollar (see “Foreign Currency Exchange and Impact of Inflation”).

Taxes
     We recorded a $217,000 benefit from taxes in the three months ended December 31, 2005, as compared to a provision for taxes of $314,000 for the three months ended December 31, 2004.
Nine months ended December 31, 2005 compared to nine months ended December 31, 2004
     Our revenue for the nine months ended December 31, 2005, was $77,799,000, up 2% from the nine months ended December 31, 2004 revenue of $76,559,000. We experienced continued revenue growth in the Healthcare Services segment of 64%, as compared to the prior period. We experienced a 10% decrease in revenue over the prior period in our Medical Capital Equipment segment and a decrease of 22% in our Healthcare Products Distribution segment, which we have begun to close as discussed below. Costs and expenses were $80,555,000 for the nine months ended December 31, 2005 as compared with costs and expenses of $79,412,000 for the prior period. Additionally, the change in the exchange rate of the Renminbi to the U.S. dollar announced by the Chinese government in July 2005, has resulted in a foreign exchange gain of $379,000 in the period (see “Foreign Currency Exchange and Impact of Inflation”). We recorded a net loss of $2,544,000 for the nine months ended December 31, 2005, as compared to a net loss of $3,559,000 for the nine months ended December 31, 2004. The increased costs in particular segments are discussed below. In addition, there were a number of increased costs at the parent level of the Company, including increased costs for corporate governance, such as Sarbanes-Oxley compliance and in particular preparation for compliance with section 404 thereof for which a great deal of work was completed in this period. The largest parent level increases, which have been allocated among the segments as described below, include increased payroll of $286,000 and increased professional fees of $163,000 both substantially related to compliance and corporate reporting and increased audit fees of $93,000. The parent-level costs have been allocated among the segments as described below.
     On November 23, 2005, we announced that we would close down operations of the retail pharmacy distribution business, which comprises most of the operations of the Healthcare Products Distribution segment. The logistics operations of the segment will migrate to the parent company level and continue to provide services to other business units of the Company. During the recent quarter, the business operations of the segment generally continued to be routine as the closedown process began. The closedown process of the retail pharmacy business is continuing at the time of this filing. Our objective is to minimize the overall costs to the Company through the careful migration of personnel where possible and realization of assets. Although we originally expected the closedown to be substantially completed by December 31, 2005, managing the process in order to reduce associated costs to us has extended the implementation timeline beyond our original estimate by a few months.
Medical Capital Equipment Segment
     The Medical Capital Equipment segment sells high quality Western medical capital equipment in China. In the nine months ended December 31, 2005, this segment had revenue of $31,032,000, a 10% decrease from revenue of $34,393,000 in the nine months ended December 31, 2004. The decrease was attributable to lackluster sales in certain product categories due to maturing product life cycle issues, increased competition in certain mid-tier product markets, delays due to product registrations in other product categories and a general slowdown in the growth rate of the market for imported medical devices in China. This was offset by final delivery of goods under a government backed financing program. We continue to focus on cost containment and have new premium and mid-tier market product releases scheduled during the fourth quarter. In addition, the product registration process has recently been completed for another line of products which has allowed sales to proceed.
     Gross profit for the Medical Capital Equipment segment in the nine months ended December 31, 2005, increased slightly to $9,222,000 from $9,220,000 in the nine months ended December 31, 2004. As a percentage of revenue, gross profit from the Medical Capital Equipment segment increased to 30% during the current period from 27% during the previous period.

     During the period we recognized $1,034,000 (3% positive impact to gross profit percentage) in additional gross profit due to the reduction in estimates of our future training obligations. The training obligations have been declining over the years and actual experience mirrors our accrual. This reduction in estimate represents a one time elimination of a number of older obligations that are unlikely to occur. In addition, we have reserved $538,000 (2% negative impact to gross profit percentage) for certain spare parts inventories that have become obsolete. The adjustment in the current period is due to the impact of our suppliers’ end of service support for certain product platforms. In addition, we recognized $240,000 (1% positive impact to gross profit percentage) in additional gross profit due to the reduction in accruals of estimates of certain future costs. Actual expenditures related to this cost estimate have been declining over the years. We have reduced our estimate of this cost to reflect normal spending.
     Expenses for the Medical Capital Equipment segment in the nine months ended December 31, 2005, increased to $9,463,000 from $9,130,000 in the nine months ended December 31, 2004 and, as a percentage of revenue over the periods, increased to 30% from 27%. Salaries for the segment increased by $173,000 in the recent period and were offset by a $194,000 decrease in accrued compensation to reflect lower than estimated commissions payable, resulting in a net decrease of $21,000 over the prior period. Other costs for the segment increased $355,000 over the periods, primarily due to increased allocated parent-level administration costs, promotion and meeting expenses, and travel expenses offset by a greater allowance for doubtful accounts expense recorded in the prior period. The segment had a loss from operations of $241,000 in the recent period, compared with income from operations of $90,000 in the prior period.
Healthcare Services Segment
     During the nine months ended December 31, 2005, the Healthcare Services segment consisted of an international standard private healthcare network. The network includes Beijing United Family Hospital and Clinics (“BJU”), and two affiliated satellite clinics in Beijing (one of which, the downtown clinic, was opened on June 21, 2005), and Shanghai United Family Hospital and Clinics (“SHU”) and an affiliated free standing ambulatory clinic in Shanghai.
     For the nine months ended December 31, 2005, the revenue from the segment was $26,289,000, an increase of 64% over the nine months ended December 31, 2004 revenue of $16,050,000. The increased revenue is attributable in part to the opening of the facilities in Shanghai and includes revenue growth of 25% in the Beijing market during the recent period as compared to the prior period. Healthcare Services operating costs increased for the nine months ended December 31, 2005, to $25,703,000, a 47% increase over the prior period’s operating costs of $17,496,000. Salaries increased by $4,227,000 (salaries were 55% and 64% of revenue for the nine months ended December 31, 2005 and 2004, respectively). These increases were due primarily to the costs associated with the opening of SHU, increased services offered in Beijing, and the period of preparation for Joint Commission International (“JCI”) accreditation at the BJU facilities. Other costs increased $3,980,000, primarily due to increases in direct patient care expenses, excise taxes, depreciation and an increase to the segment’s allocated portion of parent-level administrative costs. The Healthcare Services segment had income from operations of $586,000 in the nine months ended December 31, 2005, compared with a loss from operations of $1,446,000 (including $2,044,000 of development expenses) in the prior period.
     During the recent period, our Beijing United Family Hospital and Shanghai United Family Hospital obtained approximately $8 million in funding from the International Finance Corporation. These funds were used to retire current bank debt for these entities during the period and will also be used to fund a portion of their future capital growth programs (see “Liquidity and Capital Resources”). In addition, we recently announced the successful JCI accreditation of the Beijing United Hospital and Clinics. Our United Family Hospital network in Beijing is the only healthcare network to have received that accreditation in Asia.
Healthcare Products Distribution Segment
     On November 23, 2005, we announced that we would close down operations of the retail pharmacy distribution business, which comprises most of the operations of the Healthcare Products Distribution segment. The logistics operations of the segment will migrate to the parent company level and continue to provide services to other business units of the Company. During the recent quarter, the business operations of the segment generally continued to be routine as the closedown process began. The closedown process of the retail pharmacy business is continuing at the time of this filing. Our objective is to minimize the overall costs to the Company through the careful migration of personnel where possible and realization of assets. Although we originally expected the closedown to be substantially completed by December 31, 2005, managing the process in order to reduce associated costs to us has extended the implementation timeline beyond our original estimate by a few months.

     In the nine months ended December 31, 2005, this segment had a decrease in revenue of 22% to $20,478,000 as compared to revenue of $26,116,000 in the nine months ended December 31, 2004.
     Gross profit in the nine months ended December 31, 2005 decreased to $1,383,000 from $2,826,000 in the nine months ended December 31, 2004. As a percentage of revenue, gross profit from the Healthcare Products Distribution segment for the recent period was 7%, compared to 11% in the prior period. The decrease in gross profit margin was due to the sale of certain inventory at cost during the closedown process.
     Expenses for the Healthcare Products Distribution segment in the nine months ended December 31, 2005, increased to $4,484,000 from $4,323,000 in the nine months ended December 31, 2004, and, as a percentage of revenue, increased to 22% as compared to 17% in the prior period. Other expenses increased $57,000, primarily due to increases in promotional expense and other professional fees which were offset by a decrease in the segments allocated portion of parent-level administrative costs. The segment had a loss from operations of $3,101,000 in the recent period, compared with a loss from operations of $1,497,000 in the prior period.
Other Income and Expenses
     Interest expense incurred on short-term capitalized leases of $82,000, short-term debt of $2,413,000, long-term capitalized leases of $103,000 and long-term debt of $8,802,000 amounted to $397,000 whereas we had $108,000 in the prior period. Interest expense of $108,000 in the prior period is net of $89,000 of capitalized interest. The long-term debt is from the development of Shanghai United Family Hospital and Clinics (see “Liquidity and Capital Resources”). Additionally we recorded a foreign exchange gain in the period of $379,000 due to the revaluation of the exchange rate of the Chinese Renminbi to the U.S. Dollar (see “Foreign Currency Exchange and Impact of Inflation”).
Taxes
     We recorded a $90,000 benefit from taxes in the nine months ended December 31, 2005, as compared to a provision for taxes of $549,000 for the nine months ended December 31, 2004.
LIQUIDITY AND CAPITAL RESOURCES
     As of December 31, 2005, our cash and cash equivalents, net accounts receivable and net inventories were $7,683,000, $16,023,000 and $10,755,000, respectively, as compared to $8,173,000, $15,826,000 and $10,856,000, respectively, as of March 31, 2005.
     Beijing United Family Hospital and Clinics (BJU) had a short-term financing arrangement in China with the Hong Kong and Shanghai Banking Corporation (HSBC) for $600,000 in revolving loans bearing interest at 1.5% over the three-month Singapore Interbank Money Market Offer Rate (SIBOR). Also, a line of credit was included in the arrangement with HSBC for up to $1,200,000, bearing interest at 2.25% over SIBOR and having a term of up to three years. The balances of both of these financing agreements were fully paid during the third quarter. The balances as of March 31, 2005, of these credit lines were $600,000 and $603,000, respectively. Shanghai United Family Hospital and Clinics (SHU) had a local bank borrowing which consisted of a $4 million loan facility with HSBC, which was fully utilized during calendar 2004. Both the long and short-term balances of this facility were fully paid during the third quarter. As of March 31, 2005, of this loan, $1,636,000 was classified as short-term and $2,006,000 was classified as long-term. The long-term facility had a five-year term and an interest rate of 2.5% over the six month SIBOR. We had guaranteed the full amount of the HSBC facilities. The balances of all three of these facilities were paid from proceeds obtained from our financing agreement with the International Finance Corporation, described below.

     In October 2005, BJU and SHU obtained long-term debt financing under a program with the International Finance Corporation (IFC) (a division of the World Bank) for 64,880,000 Chinese Renminbi (approximately $8 million). The term of the loan is 10 years at an initial interest rate of 7.48% with the borrowers required to begin making payments into a sinking fund beginning in the fourth year, with the option to extend the beginning of these payments to the fifth year if certain loan covenants have been met. The loan program also includes certain other covenants. A portion of the proceeds from this funding were used to retire the entire HSBC financing as described above. In addition, the proceeds will be used to fund a portion of BJU’s and SHU’s capital growth programs. Chindex International guaranteed repayment of this loan. In terms of security, IFC has, among other things, a lien over the equipment owned by the borrowers and over their bank accounts. In addition, IFC has a lien over Chindex bank accounts not already pledged, but not over other Chindex assets. As of December 31, 2005, the outstanding balance of this debt was $8,039,000 and was classified as long-term.
     As of December 31, 2005, letters of credit in the aggregate amount of approximately $63,000 were outstanding and we had $971,000 in borrowings outstanding under our $1,750,000 credit facility with M&T Bank. The borrowings under that credit facility bear interest at 1% over the three-month London Interbank Offered Rate (LIBOR). Balances outstanding under the facilities are payable on demand, fully secured and collateralized by government securities acceptable to the Bank having an aggregate fair market value of not less than $1,945,000. In addition, we have opened a 317,000 Euro performance bond in connection with the execution of a KfW development bank funded contract.
     We have an agreement with a major vendor whereby the vendor has agreed to provide up to $4,000,000 of long-term (one and one-half years on those transactions that have occurred to date) payment terms on our purchase of certain medical equipment from the vendor under government backed financing program contracts. The arrangement carries an interest component of five percent. At December 31, 2005, and March 31, 2005, the Company has short-term debt of $1,442,000 and $0, respectively, outstanding under this agreement.
     Over the next twelve months we anticipate capital expenditures of $2-6 million. Our Healthcare Services segment intends to finance its capital expenditures principally through the debt financing program with IFC, vendor financing arrangements, as well as cash flows from operations. Our Medical Capital Equipment segment intends to finance any capital expenditures under the vendor financing arrangement discussed above and from cash flows from operations. In addition we intend to finance certain corporate expenditures through cash flows from operations and additional bank loans, to the extent available. There can be no assurances that the foregoing sources will be sufficient to finance in whole or in part any proposed capital expenditures.
     We continue to pursue other financing strategies to support our future expansion, capital improvements, requirements for bonds in the medical capital equipment segment and equipment requirements. If we are unable to obtain additional financing, we may have to curtail or terminate certain operations, which could have a material adverse affect on results of operations and prospects.
TIMING OF REVENUES
     The timing of our revenue is affected by several factors. The sales of certain products by our Medical Capital Equipment division often require protracted sales efforts, long lead times, financing arrangements and other time-consuming steps. For example, many end users are required to purchase capital equipment through a formal tendering process, which often entails an extended period of time before the sale can be completed. Further, in light of the dependence by purchasers of capital equipment on the availability of credit, the timing of sales may depend upon the timing of our or our purchasers’ abilities to arrange for credit sources, including loans from local Chinese banks or financing from international loan programs such as those offered by the U.S. Export-Import Bank and the German KfW Development Bank. As a result, our operating results have varied and are expected to continue to vary from period to period and year to year. In addition, a relatively limited number of orders and shipments may constitute a meaningful percentage of our revenue in any one period. As a result, a relatively small reduction in the number of orders can have a material impact on our revenue in any year. Further, because we recognize revenue and expense as products are shipped, the timing of shipments could affect our operating results for a particular period. At the same time, a significant percentage of our revenue is attributable to hospital services, which has a more even revenue stream.

FOREIGN CURRENCY EXCHANGE AND IMPACT OF INFLATION
     Since we receive over 70% of our revenue in local Chinese currency, we have some foreign currency risk. On July 21, 2005, the Chinese government removed the peg of the Renminbi to the US Dollar allowing it to float in a narrow band against a basket of international currencies. This immediately revalued the Renminbi to the rate of 8.11/US$ or a rate change of 2.1%. Subsequent strengthening of the Chinese RMB has resulted in an exchange rate of 8.07/US$ or a rate change of 2.5% as of December 31, 2005. During the nine month period ending December 31, 2005, we had exchange gains of $379,000.
     As part of our risk management program, we also perform sensitivity analyses to assess potential changes in revenue, operating results, cash flows and financial position relating to hypothetical movements in currency exchange rates. Our sensitivity analysis of changes in the fair value of the RMB to the U.S. Dollar at December 31, 2005, indicated that if the U.S. Dollar uniformly increased in value by 10 percent relative to the RMB, then we would have experienced an 8% smaller loss. Conversely, a 10 percent increase in the value of the RMB relative to the U.S. Dollar at December 31, 2005, would have resulted in a 10% additional loss.
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
     The Chindex growth plan includes continuing expansion of the Medical Capital Equipment business and the development of a network of private family hospitals, based on the Beijing United Family Hospital and Clinics model, to serve China’s growing middle class. In addition, we are in the initial stages of developing consulting initiatives involving our hospital management expertise. Management continues to develop this growth plan, the implementation of which will be contingent on a number of factors, including requisite financing.
ITEM 4. CONTROLS AND PROCEDURES
     Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2005, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION.
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
(a) Exhibits
The exhibits listed below are filed as a part of this quarterly report:

3.1	Amended and Restated Certificate of Incorporation of the Company dated October 28, 2004. Incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2005.

3.2	By-laws of the Company. Incorporated by reference to Annex C to the Proxy Statement.

4.1	Form of Specimen Certificate representing the Registrant’s Common Stock. Incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form SB-2 (No. 33-78446) (The “IPO Registration Statement”).

4.2	Form of Specimen Certificate representing Class B Common Stock. Incorporated by reference to Exhibit 4.3 to the IPO Registration Statement.

10.1	The Company’s 1994 Stock Option Plan, as amended as of July 17, 2001. Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the six months ended June 30, 2001.

10.2	The Company’s 2004 Stock Incentive Plan. Incorporated by reference to Annex B to the Company’s Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on September 14, 2004.

10.3	Lease Agreement, dated as of March 1994, between the Company and Central Properties Limited Partnership, relating to the Company’s Bethesda, Maryland facility. Incorporated by reference to Exhibit 10.4 to the IPO Registration Statement.

10.4	First Amendment to Lease, dated as of June 26, 1996, between the Company and Central Properties Limited Partnership, relating to additional space at the Company’s Bethesda, Maryland facility. Incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997.

10.5	Lease Agreement between the School of Posts and Telecommunications and the Company dated November 8, 1995. Incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995.

10.6	Amendments Numbers One, Two and Three to the Lease Agreement between the School of Posts and Telecommunications and the Company dated November 8, 1995, each such amendment dated November 26, 1996. Incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997.

10.7	Lease Agreement dated May 10, 1998, between the School of Posts and Telecommunications and the Company relating to the lease of additional space. Incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998.

10.8	Contractual Joint Venture Contract between the Chinese Academy of Medical Sciences Union Medical & Pharmaceutical Group Beijing Union Medical & Pharmaceutical General Corporation and the Company, dated September 27, 1995. Incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995.

10.9	First Investment Loan Manager Demand Promissory Note dated July 10, 1997 between First National Bank of Maryland and the Company. Incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997.

10.10	Distribution Agreement dated October 11, 2001 between Siemens AG and the Company, Incorporated by reference to Exhibit 10.18 to the Company’s Quarterly Report on Form 10-Q for the nine months ended September 30, 2001.

10.11	Second amendment to lease, dated as of November 24, 2000, between the Company and Central Properties Limited Partnership, relating to the extension of the lease term for the Company’s Bethesda, Maryland offices. Incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

10.12	Employment Agreement, dated as of September 1, 2001, between the Company and Roberta Lipson. Incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

10.13	Employment Agreement, dated as of September 1, 2001, between the Company and Elyse Beth Silverberg. Incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

10.14	Employment Agreement, dated as of September 1, 2001, between the Company and Lawrence Pemble. Incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

10.15	Amendment to Employment Agreement dated November 1, 2004, between the Company and Roberta Lipson, incorporated by reference to Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2004.

10.16	Amendment to Employment Agreement dated November 1, 2004, between the Company and Elyse Beth Silverberg, incorporated by reference to Exhibit 10.17 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2004.

10.17	Amendment to Employment Agreement dated November 1, 2004, between the Company and Lawrence Pemble, incorporated by reference to Exhibit 10.18 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2004.

10.18	Contractual Joint Venture Contract between Shanghai Changning District Central Hospital and the Company, dated February 9, 2002. Incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

10.19	Lease Agreement between Shanghai Changning District Hospital and the Company related to the lease of the building for Shanghai United Family Hospital. Incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

10.20	Lease Agreement between China Arts & Crafts Import & Export Corporation and Chindex (Beijing) Consulting Incorporated related to the lease of the building for the Company’s main office in Beijing+. Incorporated by reference to Exhibit 10.17 to the Company’s Quarterly Report on Form 10-Q for the six months ended June 30, 2002.

10.21	Agreement between Siemens AG and the Company for long term payment of vendor invoices. Incorporated by reference to Exhibit 10.18 to the Company’s Quarterly Report on Form 10-Q for the nine months ended September

30, 2002.

10.22	Form of Securities Purchase Agreement dated as of March 29, 2004 among the Company and the purchasers thereunder. Incorporated by reference to Exhibit 10.19 to the Company’s Registration Statement on Form S-1 (No. 333-114299).

10.23	Form of Securities Purchase Agreement dated as of March 21, 2005 among the Company and the purchasers thereunder. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 21, 2005.

10.24	Form of Common Stock Purchase Warrant issued to investors on March 24, 2005. Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated March 21, 2005.

10.25	Employment Agreement, dated as of September 19, 2005, between the Company and Robert Goodwin. Incorporated by reference to Exhibit 10.27 to the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 2005.

10.26	RMB Loan Agreement among Beijing United Family Health Center, Shanghai United Family Hospital, Inc. and International Finance Corporation, dated October 10, 2005. Incorporated by reference to Exhibit 10.28 to the Company’s Quarterly Report on Form 10-Q for the six months ended September 30, 2005.

10.27	Guarantee Agreement between Chindex International, Inc. and International Finance Corporation, dated October 11, 2005. Incorporated by reference to Exhibit 10.28 to the Company’s Quarterly Report on Form 10-Q for the six months ended September 30, 2005.

21.1	List of subsidiaries. Incorporated by reference to Exhibit 21.1 to the Company’s Registration Statement on Form S-3 (No. 333-123975).

31.1	Certification of the Company’s Chief Executive Officer Pursuant to Rule 13a-14(a) (filed herewith)

31.2	Certification of the Company’s Executive Vice President Finance Pursuant to Rule 13a-14(a) (filed herewith)

31.3	Certification of the Company’s Principal Accounting Officer Pursuant to Rule 13a-14(a) (filed herewith)

32.1	Certification of the Company’s Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 (filed herewith)

32.2	Certification of the Company’s Executive Vice President Finance Pursuant to 18 U.S.C. Section 1350 (filed herewith)

32.3	Certification of the Company’s Principal Accounting Officer Pursuant to 18 U.S.C. Section 1350 (filed herewith)
Reports on Form 8-K filed during the quarter ended December 31, 2005.
     On November 14, 2005, the Company filed a Current Report on Form 8-K reporting, under items 2.02 and 7.01, its results of operations for the quarter and six months ended September 30, 2005.
     On November 23, 2005, the Company filed a Current Report on Form 8-K reporting, under items 2.05 and 9.01, its plan to discontinue the Company’s Healthcare Products Distribution Division.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHINDEX INTERNATIONAL, INC.

Dated: February 10, 2006	By: /S/ Lawrence Pemble

Lawrence Pemble
Executive Vice President Finance

Dated: February 10, 2006	By: /S/ Ronald Zilkowski

Ronald Zilkowski
Senior Vice President Finance and Corporate
Controller