Form 10-K
period 2006-03-31
CHINDEX INTERNATIONAL INC
filed 2006-06-28
CIK 922717

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the Fiscal Year Ended March 31, 2006
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
Common Stock, $.01 par value
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in a definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐      Accelerated filer ☐      Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No ☑
The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of September 30, 2005 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $19,764,132.
The number of shares outstanding of each of the issuer’s class of common equity, as of June 13, 2006, was 5,954,623 shares of Common Stock and 775,000 shares of Class B Common Stock.
Documents Incorporated by Reference: Part III: Proxy Statement

PART I
ITEM 1. BUSINESS
General
     Chindex International, Inc. (“Chindex” or “the Company”), founded in 1981, is an American company operating in several healthcare markets in China, including Hong Kong. Revenues are generated from the provision of healthcare services and the sale of medical equipment, instrumentation and products. In the fiscal year ended March 31, 2006 (fiscal 2006), we discontinued the retail operations of our Healthcare Products Distribution division (HPD) and restructured our continuing operating divisions. The Company now operates in two business segments:
•	Healthcare Services division. This division operates the Company’s network of private hospitals and clinics. Beijing United Family Hospital and Clinics (BJU) opened in 1997 and Shanghai United Family Hospital and Clinics (SHU) opened in 2004. In 2002, we opened our first satellite clinic associated with BJU in Shunyi County outside of Beijing. In 2005 a second clinic was opened in downtown Beijing. We have also established a satellite clinic associated with SHU. We are the only foreign-invested, multi-facility hospital network in China. For fiscal 2006, the Healthcare Services division accounted for 40% of the Company’s revenue. (See Note 13 to the consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.)

•	Medical Products division. This division, formerly named the “Medical Capital Equipment division,” markets, distributes and sells select medical capital equipment, instrumentation and other medical products for use in hospitals in China and Hong Kong on the basis of both exclusive and non-exclusive agreements with the manufacturers of these products. We believe based on our knowledge and experience in the Chinese healthcare system, that we are the largest independent U.S. distributor of imported healthcare equipment in China. For fiscal 2006, the Medical Products division accounted for 60% of our revenue. (See Note 13 to the consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.)
Healthcare Services Division
     United Family Hospitals and Clinics (UFH)
     In 1997, we opened our first private, international standard hospital in Beijing which constituted our entry into the healthcare services arena. The development of our United Family Hospital network continued with the expansion of clinical services and opening of a freestanding outpatient clinic in Beijing. In late 2004 we opened our second United Family hospital in Shanghai. This made us the only foreign-invested, multi-facility hospital organization in China. Our facilities are managed through a shared administrative network allowing cost and clinical efficiencies.
     The mission of our United Family Hospital network is to deliver top quality, international standard healthcare services to the largest urban centers in China. Our target patient base includes the expatriate communities and China’s growing upper-middle class. Emphasizing the need for well-care (routine visits in the absence of illness) and patient-centered care (involving the patient in healthcare decisions), United Family Hospitals offer a full range of top-quality family healthcare services, including 24/7 Emergency Rooms, ICUs and NICUs, ORs, clinical laboratory, radiology and blood banking services for men, women and children. An international standard hospital not only provides healthcare services at a level generally recognized and accepted internationally in the developed world, but also manages its operations according to generally accepted international principles, such as those related to transparency, infection control, medical records, patient confidentiality, peer review, etc. The hospitals are staffed by a mix of Western and Chinese physicians. Our facilities are also committed to community outreach programs and offer healthcare education classes, including CPR, Lamaze and Stress Management.
     Both United Family Hospitals in Beijing and Shanghai are 50-bed models with affiliated satellite clinics strategically located to expand geographical reach and service offerings into our target patient markets in those cities. We maintain direct billing relationships with most insurers providing coverage for the expatriate communities in Beijing and Shanghai. The hospitals generally transact business in local Chinese currency but can also receive payments in U.S. dollars. We are actively working to facilitate development of a health insurance product that would provide top-tier coverage for a wider local Chinese market. Services provided to patients who are not covered by insurance are on a cash basis.
     Our long-term expansion plans include the development of additional United Family Hospitals in target cities in China such as Xiamen and Guangzhou. Our plans also include the continued expansion of services in existing facilities and the opening of additional affiliated satellite clinics. In addition, we are beginning to market our hospital management expertise to third party facilities not owned by Chindex. All of these expansion plans depend on the availability of capital resources, as to which there can be no assurances.
     UFH – Beijing Market — Beijing United Family Hospital and Clinics (BJU)
     BJU is housed in a modern facility in the eastern section of Beijing, a center of the expatriate community. It was the first officially approved healthcare joint venture to provide international standard inpatient and outpatient healthcare services in China. It is a contractual joint venture between Chindex and the Chinese Academy of Medical Sciences, with Chindex entitled to 90% of the net profits of the enterprise. BJU received the initial national level approvals from the Chinese Ministry of Health and Ministry of Foreign Trade and Economic Cooperation in 1995.
     There are currently two satellite clinics affiliated with BJU. The first, opened in 2002, is Beijing United Family Clinic – Shunyi. The Shunyi Clinic is located in the densely expatriate high rent residential suburb of Shunyi County. It is also located near the International School of Beijing. The second, opened in June of 2005, is Beijing United Jianguomen Clinic. It is in downtown Beijing located in a prestigious luxury hotel complex in the heart of the diplomatic district. These clinics are part of the BJU expansion strategy to access the full expatriate community in Beijing. Two additional clinics aimed at further expanding BJU services into the more affluent Chinese neighborhoods in Beijing are in the planning stages.
     UFH – Shanghai Market — Shanghai United Family Hospital and Clinics (SHU)
     In 2002 we received approval to open a second hospital venture in Shanghai. This second United Family Hospital is located in the Changning District of Shanghai, also a center of the expatriate community. This facility is also a contractual joint venture. Our local partner is Changning District Central Hospital, with Chindex being entitled to 70% of the net profits of the enterprise. The construction of SHU was interrupted by the SARS epidemic in 2003. When work resumed after the epidemic, significant changes were made in areas of infection control and sterilization in accordance with the new regulations and standards that followed the SARS period.
     There is currently one satellite clinic affiliated with SHU, the Shanghai Racquet Club Clinic, which is also geographically located in a luxury expatriate residential district. Future affiliated clinics are being planned for the Pudong area and other affluent and rapidly developing residential neighborhoods of the city.

Medical Products Division
     Since the founding of the company in 1981, Chindex has marketed, distributed and sold select medical equipment, instrumentation and products for use in hospitals in China. This business is conducted through the Medical Products division. The Medical Products division was formerly known as the Medical Capital Equipment division. It was renamed at the end of fiscal 2006 when the retail operations of our former HPD division were discontinued. The distribution of medical products that had previously been conducted in the HPD division is now conducted by the Medical Products division.
     On the basis of exclusive and non-exclusive distribution agreements, the Medical Products division offers manufacturers of quality medical capital equipment, instrumentation and products access to the greater Chinese marketplace through a wide range of marketing, sales, distribution and technical services for their products. Medical capital equipment is of the type that normally would be capitalized and depreciated on the financial statements of a purchasing hospital, as distinguished from instrumentation and products that normally would be expensed.
     Through a matrix of dedicated marketing and technical service departments, local area product and technical specialists, local area territory representatives and clinical application specialists, and distribution and logistics services, we provide comprehensive market coverage on behalf of our clients and suppliers on a nationwide basis. Sales of medical capital equipment are normally export sales denominated in U.S. dollars or Euros and are made on the basis of foreign trade contracts to Foreign Trade Corporations (FTCs) which serve as the purchasing agents for China’s larger hospitals. Sales of lower value capital equipment, instrumentation and medical products are normally local currency sales denominated in Chinese Renminbi (RMB) and are made from inventory stock imported by Chindex and sold either directly to Chinese hospitals or to local Chinese dealers.
     The Medical Products division is organized both by clinical or therapeutic product specialty and by region. It markets products directly to hospitals through all relevant participants in the purchasing process, including hospital administrators and the doctors who are the ultimate users of the products. There is virtually no private practice of medicine in China and all physicians are affiliated with hospitals or similar institutions. Marketing efforts are based on annual marketing plans developed by each marketing department within Chindex for each product, and normally include attendance at a variety of trade shows throughout China, advertisements in leading Chinese industrial, trade, and clinical journals, production of Chinese language product literature for dissemination to the potential customer base, direct mail and telemarketing campaigns, and other product promotions
     The Medical Products division includes a technical service department to support the activities of the division. We are responsible for the technical support of virtually all the medical equipment that we sell. This technical service department maintains spare parts inventories and employs factory-trained service engineers on a nationwide basis.
     The Medical Products division from time-to-time arranges government-backed financing to help hospitals in China finance their purchases of medical equipment. In the past, such financing has included loans and loan guarantees from the U.S. Export-Import Bank and the German KfW Development Bank as well as commercial financing that is guaranteed by the Chinese government but without foreign government participation.
     Chindex owns and operates local subsidiaries in China, Germany and other international locations that provide global distribution services to all of our operating departments and divisions. In China, our operations include distribution/logistics centers in Shanghai and Tianjin and additional local warehouses in eastern China that support local Medical Product division sales. In Germany, our operations coordinate the execution of German KfW financing projects.

     The products sold by the Medical Products division include diagnostic color ultrasound imaging devices, chemistry analyzers, sterilization systems, surgical equipment and instrumentation, bone densitometers, mammography and breast biopsy devices, lasers for cosmetic surgery, robotic surgery systems and interventional cardiology products.
     Subject to the availability of capital and other conditions, our long-term growth plans for the division include continuing to add new products and medical technologies to our offerings as well as continuing to expand our sales channels, primarily through the use of local sub-distributor networks, to access increasingly deeper levels of the Chinese hospital marketplace.
Discontinued Operations
In November 2005, the Company determined that the retail operations of our former Healthcare Products Distribution division, which had suffered continuing losses over a nine year period, would be closed. The close-down of the retail operations, which distributed health and personal care products to the consumer markets in China through retail pharmacies, was substantially completed by the end of fiscal 2006. The distribution and logistics services, which had been part of the discontinued division, have been migrated to the parent company. The distribution of medical products that had been conducted in the former Healthcare Products Distribution division is now conducted by the Medical Products division.
Competition
     In the healthcare services business, at the present time, there are no Western-owned and operated hospitals in China that compete with the UFH network in catering to the expatriate, diplomat and affluent local Chinese markets. Although there are several foreign-invested hospitals that have been announced and are in the planning stages, there are none planned in the geographic areas of the UFH network that would offer the same scope and quality of services. There are, however, several Western-operated clinics and a variety of foreign-invested joint ventures that provide high quality outpatient services marketed to the expatriate and affluent Chinese market segments in both Beijing and Shanghai. Our competitive position in the provision of healthcare services depends in part upon our ability to attract and retain qualified physicians, administrators and other hospital personnel.
     In the sale of medical capital equipment, instrumentation and products by the Medical Products division, we compete with other independent distributors in China that market similar products. In addition we face more significant competition from established manufacturers of medical equipment such as General Electric, Philips and Toshiba as well as Chinese, joint venture or other foreign manufacturers. These manufacturers maintain their own direct sales force in China as well as selling through distributors and may have greater resources, financial or otherwise, than we do. In addition, the products themselves supplied by us to the China market compete with similar products of foreign, joint venture and domestic manufacturers. Our competitive position for medical product sales depends in part upon our ability to attract and retain distribution rights for quality medical products and qualified personnel in sales, technical and administrative capacities.
Employees
     At March 31, 2006, the Company had 950 full-time salaried employees. Of these, 935 are in China or Hong Kong. Of the full-time personnel in China and Hong Kong, 107 are expatriates and 828 are Chinese or third country nationals. Of our non-U.S. based full-time employees, 619 are employed by the United Family Hospitals and Clinics.

     As a result of the decision to discontinue our retail operations in November, 2005, we reduced our staff by all 88 employees in the retail business unit and 45 employees in other administrative departments. These reductions were completed during the fourth quarter of fiscal 2006.
Internet Information and SEC Documents
     Our internet site is located at www.chindex.com. Copies of our reports and amendments thereto filed pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, including Annual Reports filed on Form 10-K, Quarterly Reports filed on Form 10-Q and Current Reports filed on Form 8-K may be accessed from the Company’s website, free of charge, as soon as reasonably practicable after we electronically file such reports with, or furnish such reports to, the Securities and Exchange Commission (SEC). The information found on our internet site is not part of this or any other report or statement Chindex files with or furnishes to the SEC.
ITEM 1A. RISK FACTORS
     You should carefully consider the risks described below, together with all of the other information included in this Annual Report on Form 10-K. The following risks and uncertainties are not the only ones we face. However, these are the risks our management believes are material. If any of the following risks actually materialize, our business, financial condition or results of operations could be harmed. This report contains statements that are forward-looking. These statements are based on current expectations and assumptions that are subject to risks and uncertainties such as those listed below and elsewhere in this report, which, among others, should be considered in evaluating our future performance
Risks Related to Our Business and Financial Condition
Our business is capital intensive and we may not be able to access the capital markets when we would like to raise capital.
     We may not be able to raise adequate capital to complete some or all of our business strategies or to react rapidly to changes in technology, products, services or the competitive landscape. Healthcare service and product providers in China often face high capital requirements in order to take advantage of new market opportunities, respond to rigorous competitive pressures and react quickly to changes in technology. Many of our competitors are committing substantial capital and, in many instances, are forming alliances to acquire or maintain market leadership. There can be no assurance that we will be able to satisfy our capital requirements in the future. In particular, our strategy in the business of providing healthcare services includes the establishment and maintenance of healthcare facilities, which require significant capital. In addition, we plan to expand our distribution capabilities for medical products. In the absence of available capital, we would be unable to establish or maintain healthcare facilities as planned, and would be unable to expand our distribution business as planned. We do not presently have sufficient capital resources to implement most of our expansion plans in the absence of improved financial performance, as to which there can be no assurance.
We may not generate sufficient cash flow to fund our capital expenditures, ongoing operations and indebtedness obligations.
     Our ability to service our indebtedness and to fund planned capital expenditures will depend on our ability to generate cash flow. Our ability to generate cash flow is dependent on many factors, including:

•	our future operating performance;

•	the demand for our services and products;

•	general economic conditions and conditions affecting suppliers, customers and patients;

•	competition; and

•	legal and regulatory factors affecting us and our business.
     Some of these factors are beyond our control. If we are unable to generate sufficient cash flow, we may not be able to repay indebtedness, operate our business, respond to competition, pursue our growth strategy, which is capital intensive, or otherwise meet cash requirements.
We experienced a net loss in each of fiscal 2004, fiscal 2005 and fiscal 2006 and may continue to experience net losses. Consequently, we may not have the ability to finance future operations.
     We experienced a net loss in each of fiscal 2004, fiscal 2005 and fiscal 2006. These net losses are principally attributable to increased costs, including: at our parent level, corporate governance compliance and local taxes; in our Medical Products division, increased salaries, bad debt allowances and periods of lackluster sales; and, in our Healthcare Services division, in fiscal 2004 and fiscal 2005 periods, start-up and service-expansion expenses relating to hospital operations at SHU, including increases in staff, insurance costs, supplies and other expenses. In fiscal 2006 many of these expenses diminished as operations in Shanghai commenced. However, expenses in connection with maintenance and operation, as well as expansion, if any, of our Healthcare Services division will remain significant. Continued losses in operating divisions would reduce the cash available from operations to service our indebtedness, as well as limit our ability to finance our operations.
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

If we lost the services of our key personnel, then our leadership, expertise, experience, business relationships, strategic and operational planning and other important business attributes would be diminished.
     Our success to a large extent depends upon the continued services of certain executive officers, particularly Roberta Lipson, the Chief Executive Officer and President, Lawrence Pemble, the Treasurer and Executive Vice President and Elyse Beth Silverberg, the Executive Vice President and Secretary. We have entered into an employment agreement with Ms. Lipson that contains non-competition, non-solicitation and confidentiality provisions, and we maintain key-person life insurance coverage in the amount of $2,000,000 on the life of Ms. Lipson. Mr. Pemble is subject to an employment agreement that contains non-competition, non-solicitation and confidentiality provisions, but we do not maintain an insurance policy on his life. Ms. Silverberg is subject to an employment agreement that contains non-competition, non-solicitation and confidentiality provisions, but we do not maintain an insurance policy on her life. The loss of service of any of our key employees could diminish our leadership, expertise, experience, business relationships, strategic and operating planning and other important business attributes, thus materially harming our business.
Our business could be adversely affected by inflation or foreign currency fluctuation.
     Since we receive more than 70% of our revenues in local Chinese currency, with the remainder in U.S. dollars (USD), we have foreign currency risk. Contracts denominated in USD, where the goods are purchased in USD, would not be subject to foreign currency risk. In the event of a decline in the value of the USD, however, goods that are purchased by us in USD and resold in Chinese Renminbi (RMB) would become more competitive in the Chinese market, which would allow us to either reduce prices and increase quantities or maintain prices at a higher gross profit margin. Similarly, changes in the valuation of the RMB or Hong Kong Dollar may have an impact on our results of operations in the future. Our subsidiaries, Chindex Tianjin, Chindex Shanghai, BJU, and SHU, sell products and services in RMB. We have also purchased and will continue to purchase some products in Western currencies other than USD and have sold and will continue to sell such products in China for USD. To the extent that the value of the USD declines against such Western currencies, we could experience a negative impact on profitability.
     As part of our risk management program, we also perform sensitivity analyses to assess potential changes in revenue, operating results, cash flows and financial position relating to hypothetical movements in currency exchange rates. Our sensitivity analysis of changes in the fair value of the RMB to the USD at March 31, 2006, indicated that if the USD uniformly increased in value by 10% relative to the RMB, then we would experience a 9% smaller loss. Conversely, a 10% increase in the value of the RMB relative to the USD at March 31, 2006 would have resulted in a 10% additional loss.
Risks Relating to the Healthcare Services Division
If we do not attract and retain qualified physicians, administrators or other hospital personnel, our hospital operations would be adversely affected.
     Our success in operating our hospitals and clinics will be, in part, dependent upon the number and quality of physicians on the medical staffs of these hospitals and our ability to maintain good relations with our physicians. As we offer international standard healthcare at our hospitals and clinics, we are further dependent on attracting a limited number of qualified Western medical professionals, not all of whom have long-term relationships with China. Physicians may terminate their affiliation with our hospitals at any time. If we are unable to successfully maintain good relationships with physicians, our results of operations may be adversely affected. In addition, the failure to recruit and retain qualified management, nurses and other medical support personnel, or to control labor costs, could have an adverse effect on our business and results of operations.

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
     In recent years, physicians, hospitals and other healthcare providers in the U.S. have become subject to an increasing number of legal actions alleging malpractice or related legal theories. Many of these actions involve large claims and significant legal costs. While similar lawsuits are not common in China, to protect us from the cost of any such claims, we generally maintain professional malpractice liability insurance and general liability insurance coverage in amounts and with deductibles that we believe to be appropriate for our operations. However, our insurance coverage may not cover all claims against us or continue to be available at a reasonable cost for us to maintain adequate levels of insurance.
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
     Our information systems and applications require continual maintenance, upgrading and enhancement to meet operational needs. Moreover, the proposed expansion of facilities and similar activities require transitions to or from, and the integration of, various information systems. We regularly upgrade and expand our information systems capabilities and implemented in fiscal 2006 new clinical and financial reporting systems throughout our healthcare services operations. This implementation, future upgrades to it and other proposed system-wide improvements in information systems are expected to require capital expenditures. If we experience difficulties with the transition to or from information systems or are unable to properly implement, finance, maintain or expand our systems, we could suffer, among other things, from operational disruptions, which could adversely affect our prospects or results of operations.

Our operations face competition that could adversely affect our results of operations.
     Our Beijing and Shanghai healthcare facilities compete with a large number and variety of healthcare facilities in their respective markets. There are numerous Chinese hospitals available to the general populace, as well as international clinics serving the expatriate business and diplomatic community. Although we believe that existing international clinics do not currently provide competitive, specialized international standard services in Beijing or Shanghai, there can be no assurance that these or other clinics, hospitals or other facilities will not commence or expand such operations, which would increase their competitive edge. Further, there can be no assurance that a qualified Western or other healthcare organization, having greater resources in the provision or management of healthcare services, will not decide to engage in operations similar to those being conducted by us in Beijing or Shanghai.
Expansion of healthcare services to reach the Chinese population depends to some extent on the development of an insurance product which is not now available.
     Medical insurance is not generally available to the Chinese population and so visits to our hospital facilities by the local population are usually paid for in cash. Our expansion plans call for increasing the number of local Chinese who use our facilities. In order to achieve this we are working with various organizations to develop an insurance product which would cover some or all of the costs of visits to our facilities and thus effectively open up the market on a broader basis. If such efforts fail our ability to continue to grow the Healthcare Services division of the Company could be at risk.
Our loan from the International Finance Corporation (IFC) places restrictions on the conduct of our healthcare services business.
     The loan from the International Finance Corporation (IFC) to BJU and SHU, which is guaranteed by the parent corporation, requires us to achieve specified liquidity and coverage ratios and meet other operating requirements in order for us to conduct certain transactions in our healthcare services business.
     The terms of our indebtedness with the IFC impose significant restrictions on our business. The indentures governing our outstanding notes and the agreement governing our loan contain various covenants that limit the ability of our hospitals to, among other things: (1) incur or guarantee additional indebtedness, (2) create or permit to exist certain liens, (3) enter into business combinations and asset sale transactions. In addition, the loan agreement also creates liquidity and coverage ratios and other operating requirements that limit the ability of our hospitals to, among other things: (1) make intercompany payments, including dividends and management fees to affiliate companies, (2) make investments, enter into transactions with affiliates, (3) incur expenditures for fixed or non-current assets.
     These restrictions could limit our ability to obtain future financing, make acquisitions or needed capital expenditures, withstand a future downturn in our business, conduct operations or otherwise take advantage of business opportunities that may arise. Our loan agreement also requires us to maintain specified financial ratios and our ability to do so may be affected by events beyond our control such as business conditions in China. Our failure to maintain applicable financial ratios, in certain circumstances, would limit or prevent us from making payments from the hospitals to the parent company and would otherwise limit the hospitals’ flexibility in financial matters.
Risks relating to our Medical Products division
We depend on our relations with suppliers and would be adversely affected by the termination of arrangements with, or shortage or loss of any significant product line from them.
     We rely on a limited number of suppliers that account for a significant portion of our revenues. During the fiscal year ended March 31, 2006, Siemens Medical Solutions (Siemens) and Guidant Corporation (Guidant) represented 49% and 22% of our product revenue and were the only suppliers where such percentage was at least 10%. During the fiscal year ended March 31, 2005, Siemens and

Guidant represented 39% and 18% of our product revenue and were the only suppliers where such percentage was at least 10%. During the fiscal year ended March 31, 2004, Siemens, Guidant and Becton-Dickenson (BD) represented 17%, 14% and 10% of our product revenue and were the only suppliers where such percentage was at least 10%. Although a substantial number of our relationships with our capital equipment suppliers are pursuant to exclusive contracts, including Siemens (but not the other suppliers named above), with which we have a 5-year contract terminable for failure to meet sale objectives, the relationships are based substantially on mutual satisfaction in addition to the terms of the contractual arrangements. Our agreement with Siemens expires on September 25, 2006 and there is no assurance that the agreement will be extended in whole or in part. If the agreement is not extended this could have a significant effect on our revenue. Our agreement with Guidant expired on December 31, 2005, but the business has continued on the same terms at will. Our agreement with BD, which we no longer represent, expired by its terms on December 31, 2004. None of these agreements contains short-term cancellation provisions, except typical provisions allowing cancellation for breach of contract, bankruptcy, change of ownership, etc. Certain of our contracts with our other suppliers contain short-term cancellation provisions permitting the contracts to be terminated on short notice (from 30 days to six months), minimum sales quantity requirements or targets and provisions triggering termination upon the occurrence of certain events. From time to time, we and/or our suppliers terminate or revise our respective distribution arrangements. There can be no assurance that cancellations of, or other material adverse effects on our contracts, will not occur. As an example of the foregoing risk, as previously disclosed, BD established a subsidiary in China that performs certain services previously performed by us. In that example, we did not have a binding contractual arrangement limiting BD’s decision to internalize rather than outsource those services to us. There can be no assurance that our suppliers will not elect to change their method of distribution into the Chinese marketplace to a form that does not use our services.
Our sales of medical products depend to some extent on our suppliers continuing to improve their products and introduce new models. If a supplier fails to upgrade its product line as quickly as competitive manufacturers have done this could adversely impact our revenues.
     The market for medical equipment in China is highly competitive and buyers are very interested in purchasing the latest technology. In operating under exclusive agreements with certain manufacturers we are tied to a single source in each product area and are dependent on the acceptance of the manufacturers’ products in the market place. If there is a delay in the introduction of new products or technology this could influence buyers to choose competitive offerings from other companies.
Timing of revenues and fluctuations in financial performance vary significantly from quarter to quarter and are not necessarily indicative of our performance over longer periods.
     The timing of our revenues is affected by several significant factors. Many end-users of the medical capital equipment that we sell depend to a certain extent upon the availability of funds in the budgeting processes of the Chinese Government and the availability of credit from the Chinese banking system and otherwise. These processes and the availability of credit fluctuate in amounts and timing because they are based on policy determinations by the Chinese Government and the discretion of financial institutions. Further, in light of the dependence by purchasers on the availability of credit, the timing of sales may depend upon the timing of our or our purchasers’ abilities to arrange for credit sources. A relatively limited number of orders and shipments of medical capital equipment may constitute a meaningful percentage of our revenues in any one period. Correspondingly, a relatively small reduction in the number of orders can have a material impact on our revenues in any one quarter or year. In addition, because we recognize revenues and expenses relating to certain contracts as products are shipped, the timing of shipments affects our operating results for a particular period. As a result, our operating results have varied and are expected to continue to vary significantly from quarter to quarter and our results of operations for any particular quarter are not necessarily indicative of results that may be expected for any subsequent quarter or related fiscal year.

We have not been able to arrange financings, from third party banks or governments, for our customers in every year. Future periodic financings arranged on behalf of our customers cannot be assured. The absence of these financings could result in lower sales.
     During fiscal 2006, we recognized $3,923,000 in sales related to third party financings pursuant to a German KfW Development Bank loan program which constituted 7% of our product sales for the year. No third party sales were obtained during fiscal 2004 or fiscal 2005. Periodic financings obtained for customers have had a positive impact on our results of operations during the periods in which they are consummated, including the twelve months ended December 31, 2001 and 2002, and may not be indicative of future results. The arrangements for these financings and resultant sales had been planned and implemented over a long period of time prior to our recognition of the revenue for them. As a result of the financings, we recognized relatively substantial sales during relatively short periods. Accordingly, our results of operations for the respective fiscal quarters during which the sales were reflected were significantly and positively impacted by the timing of the payments from the financing and were not necessarily indicative of our results of operations for any other quarter or fiscal year. There can be no assurance that KfW Development Bank or U.S. Export-Import Bank financing commitments will be obtained by us for our customers in the future. The absence of these financings would have an adverse impact on our sales volume.
     In late 2001, the Chinese Ministry of Finance notified the U.S. Export-Import Bank that a new framework agreement would be needed for future financings of the type that we had provided to our customers since 1995. On January 24, 2005, the U.S. Export-Import Bank and the Chinese Ministry of Finance signed a new framework agreement setting forth the terms under which government-supported financings will be provided from the U.S. and implemented in China. In January, 2006, the implementing regulations for such financings were issued by the Chinese government and the process of finalizing the specific sub-agreements between the U.S. Export-Import Bank and the commercial banks selected by the Chinese government was begun. At this time it has not been completed. When it is, we anticipate that financing arrangements with the Bank will resume. We have announced our intention to obtain such financing. However, there can be no assurances that any such sub-agreements or other requisite banking arrangements will be reached or consummated.
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
     We do not maintain product liability insurance, but we do request that we be named as an “additional insured” on policies held by our manufacturers. There can be no assurance that one or more liability claims will not exceed the coverage limits of any of such policies. We currently represent approximately 12 manufacturers and are named as an additional insured on 10 of those manufacturers’ product liability policies. Since most products handled by us do not involve invasive measures, they do not represent a significant risk from product liability. Guidant, however, is one of the manufacturers with respect to which we have been added as an additional insured, since the stents manufactured by it and sold by us are inserted in the body.

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
     We compete with other independent distributors of medical products in China. Given the rapid pace of technological advancement, particularly in the medical products field, other independent distributors may introduce products into our markets that compete directly with the products we distribute. In addition to other independent distributors, we face significant competition from direct distribution by established manufacturers. In the medical products field, for example, we compete with certain major manufacturers that maintain their own direct sales forces in China. In addition, to the extent that certain manufacturers market a wide variety of products in China to different market sectors (including non-medical) under one brand name, those manufacturers may be better able than we are to establish brand name recognition across industry lines.
     As a result of China becoming a member of the World Trade Organization, or WTO, import restrictions on medical products have been reduced and tariffs have been lowered. In addition, the investment environment has improved for companies interested in establishing manufacturing operations in China. All of these developments may lead to increased imports of foreign medical products and increased domestic production of such products and therefore lead to increased competition in the domestic medical products markets. There can be no assurance that we will be able to compete effectively with such manufacturers and distributors.
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
We must maintain a significant investment in merchandise and parts inventories, which are costly and, if not properly managed, would result in an inability to provide timely marketing and delivery and could result in financial or operating imbalances and problems with liquidity and capital resources.
     In order to provide prompt and complete service to our customers, we maintain a significant investment in merchandise and parts inventories. Although we closely monitor our inventory exposure through a variety of inventory control procedures and policies, including reviews for obsolescence and valuation, there can be no assurance that such procedures and policies will continue to be effective or that unforeseen product development or price changes will not result in an inability to provide timely supply and delivery and could result in financial or operating imbalances and problems with liquidity and capital resources.
If we do not maintain good relations with foreign trade corporations, our ability to import products may be adversely affected.
     In the sale of our medical products into China, we must make a substantial portion of our sales through foreign trade corporations, or FTCs. Although purchasing decisions are made by the end-users, which may be individuals or groups having the required approvals from their administrative organizations and which are obligated to pay the applicable purchase prices, we enter into a formal purchase contract with only the FTCs. The FTCs make purchases on behalf of the end-users and are legally authorized by the Chinese government to conduct import business. These organizations are chartered and regulated by the government and are formed to facilitate foreign trade. We market our products directly to end-users, but in consummating sales we also must interact with the particular FTCs representing the end-users. By virtue of our direct contractual relationship with the FTC, rather than the end-user, we are to some extent dependent upon the continuing existence of and contractual compliance by the FTCs until the particular transaction has been completed.
Our dependence on sub-distributors and dealers could be detrimental to our financial condition if those sub-distributors or dealers do not sell our products.
     In our Medical Products division we plan to increase sales of medical instrumentation and other medical products to independent sub-distributors and dealers, who in turn sell to end users. If the efforts of such sub-distributors and dealers prove unsuccessful, if such sub-distributors and dealers abandon or limit their sales of our products, or if such sub-distributors and dealers encounter serious financial difficulties, our results of operations and financial condition could be adversely affected. Sub-distributors and dealers purchase from us to fill specific orders from their customers or to maintain certain predetermined stocking levels. There can be no assurance that sub-distributors and dealers will continue to purchase our products. Further, such sub-distributors and dealers generally are not exclusive to us and are free to sell, and do sell, competing products.
If the Chinese Government tightens controls on purchases of medical equipment our sales could be adversely affected.
     The Chinese Government has adopted a number of policies relating to purchase of medical products that affect how we can market and sell such products. For example, for certain expensive products the Government requires that a tendering process be utilized instead of direct sale negotiations between suppliers and customers. In fiscal 2006, we experienced an expansion of the tendering requirement to include less expensive products. To the extent that requirements such as the tendering regulations might continue to be expanded, our sales could be adversely affected.
Risks Relating to Doing Business in China
     Substantially all of our assets are located in China, and substantially all of our revenue is derived from our operations in China. Accordingly, our business, financial condition and results of operations are subject, to a significant degree, to economic, political and legal developments in China. The economic system of China differs from the economies of most developed countries in many respects, including government investment, the level of development, control of capital investment, control of foreign exchange and allocation of resources.

The economic policies of the Chinese government and economic growth of China could adversely affect us.
     Since the late 1970s, the Chinese government has been reforming the Chinese economic system from a planned economy to a market-oriented economy. In recent years, the Chinese government has implemented economic reform measures emphasizing decentralization, utilization of market forces in the development of the Chinese economy and a higher level of management autonomy. These reforms have resulted in significant economic growth and social progress, but the growth has been uneven both geographically and among various sectors of the economy. Economic growth has also been accompanied by periods of high inflation. The Chinese government has implemented various policies from time to time to restrain the rate of such economic growth, control inflation and otherwise regulate economic expansion. In addition, the Chinese government has attempted to control inflation by controlling the prices of basic commodities. Although we believe that the economic reforms and macroeconomic policies and measures adopted by the Chinese government will continue to have a positive effect on economic development in China, these policies and measures may, from time to time, be modified or reversed. Adverse changes in economic and social conditions in China, in the policies of the Chinese government or in the laws and regulations in China, could have a material adverse effect on the overall economic growth of China and on infrastructure investment in China. These developments could adversely affect our financial condition, results of operations and business by, for example, reducing the demand for our products and/or services.
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
     The Chinese Government underwent substantial reforms after the meeting of the National People’s Congress in March 2003. The Chinese Government has reiterated its policy of furthering reforms in the socialist market economy. No assurance can be given that these changes will not have an adverse effect on business conditions in China generally or on our business in particular.
The conversion of Renminbi into foreign currency is regulated, which regulations could adversely affect us.
     A significant portion of our revenues and operating expenses are denominated in RMB. Our revenues in RMB typically are converted into USD and transferred to the United States for payment of invoices and as subsidiary dividends. The transmission of foreign currency out of China is subject to regulation by China’s State Administration for Foreign Exchange, or SAFE. It is possible that SAFE could impose new or increase existing restrictions on such currency uses or otherwise impose exchange controls that adversely affect our practices. Adverse actions by SAFE also could affect our ability to obtain foreign currency through debt or equity financing, including by means of loans or capital contributions.

     The SARS outbreak or similar outbreak, such as Avian flu, could further adversely affect our operations.
     In March 2003, several countries, including China, experienced an outbreak of a new and highly contagious form of atypical pneumonia now commonly known as severe acute respiratory syndrome, or SARS. The severity of the outbreak in certain municipalities, such as Beijing, and provinces, such as Guangdong Province, materially affected general commercial activity. According to the World Health Organization, over 8,460 cases of SARS and more than 790 deaths had been reported in over 30 countries. Since the SARS epidemic in China had conflicting impacts on our healthcare businesses, the extent of the adverse impact that any future SARS outbreak or similar epidemic such as Avian flu, could have on the Chinese economy and on us cannot be predicted at this time. Any further epidemic outbreak could significantly disrupt our ability to adequately staff our facilities and may generally disrupt operations. In particular, a large percentage of the expatriate community that uses our healthcare services left China during the height of the SARS epidemic and could be expected to do so again under similar circumstances. Although no one is able to predict the future impact of SARS, the Chinese Government and the Chinese healthcare industry have taken measures to prepare in the event of another SARS outbreak. The Chinese Government has indicated that any future outbreak would be contained and not present the same magnitude of social and economic disruption as experienced in the first outbreak. Recently in Asia and elsewhere there have been limited cases of Avian flu (avian influenza, commonly known as bird flu) in the human population. While the risk of sustained human-to-human transmission is low, the possibility of new virus outbreaks and related adverse impact on our ability to conduct normal business operations cannot be discounted. Any further such outbreak could severely restrict the level of economic activity in affected areas, which could have a material adverse effect on us as previously experienced.
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
     Certain of our present management stockholders own 775,000 shares of our Class B common stock, which vote as a single class with the common stock on all matters except as otherwise required by law. The Class B common stock and the common stock are identical on a share-for-share basis, except that the holders of Class B common stock have six votes per share on each matter considered by our stockholders. As of March 31, 2006, the three management holders of our outstanding Class B common stock represented approximately 12% of our outstanding capital stock and were deemed to beneficially own capital stock representing approximately 44% of total voting power and may be able to cause the election of all of our directors. These management stockholders have sufficient voting power to determine, in general, the outcome of any corporate transaction or other matter submitted to our stockholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets. The disproportionate vote afforded the Class B common stock could serve to impede or prevent a change of control. As a result, potential acquirers will be discouraged from seeking to acquire control through the purchase of common stock, which could have a depressive effect on the price of our securities. In addition, the effective control by these management stockholders could have the effect of preventing or frustrating attempts to influence, replace or remove management.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
     Our executive and administrative offices of approximately 3,800 square feet are located in Bethesda, Maryland, which provides access to nearby Washington, D.C. The lease on this space expires in 2007. This facility is used by corporate administration and the Medical Products division.
     Our primary offices in China are located at a facility of approximately 18,000 square feet in Beijing. The lease on this space expires in 2012. We also lease regional offices in the Chinese cities of Shanghai, Guangzhou and Tianjin. Our office facilities in Beijing, Shanghai and Guangzhou were reduced in total by approximately 10,600 square feet (or 26%) by the end of fiscal 2006 due the close down of our retail pharmacy distribution business. Our logistics warehousing facilities nationwide were also reduced by approximately 13,000 square feet (or 33%). These facilities are used by corporate administration and the Medical Products division.
     We lease a four-story building of approximately 52,000 square feet in Beijing for Beijing United. In addition, we lease adjacent space of approximately 32,000 square feet for hospital clinics and administrative departments. These leases expire in 2010 and include a right of first refusal for renewal. This facility is used by the Healthcare Services division.
     We have an 18-year lease for our new hospital facility in Shanghai which expires in 2019. The lease is for a four-story stand-alone building on the grounds of the Shanghai Changning District Central Hospital. The building has approximately 60,000 square feet. This facility is used by the Healthcare Services division.
     Our current facilities are suitable for our current operating needs.
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

	High	Low
Year Ended March 31, 2005:
First Quarter	$14.00	$9.05
Second Quarter	10.20	6.21
Third Quarter	11.37	7.40
Fourth Quarter	10.24	6.15
Year Ended March 31, 2006:
First Quarter	6.43	4.44
Second Quarter	4.88	3.30
Third Quarter	7.75	3.11
Fourth Quarter	9.06	4.33
     As of June 7, 2006, there were 31 record holders of our common stock and six record owners of our Class B common stock. We have never declared or paid cash dividends on our common stock. We currently intend to retain all available funds and future earnings, if any, for use in the operation and expansion of our business and do not anticipate paying dividends in the foreseeable future. We did not repurchase any shares of common stock in the fourth quarter of fiscal 2006.

     Equity compensation plan information as of March 31, 2006 is as follows:

(c)
Number of
Securities
Remaining Available
for
	(a)		Future Issuance
	Number of	(b)	Under
	Securities to Be	Weighted Average	Equity
	Issued Upon	Exercise	Compensation
	Exercise of	Price of Outstanding	Plans (excluding
	Outstanding	Options, Warrants	securities
	Options,	and	reflected in column
Plan Category	Warrants and Rights	Rights	(a)
Equity Compensation Plans Approved By Security Holders

1994 Stock Option Plan	891,024	$5.22	0

2004 Stock Incentive Plan	424,718	6.19	75,282

Equity Compensation Plans Not Approved By Security Holders	None	None	None

Total	1,315,742		75,282

Other information required by this Item can be found in Note 6 Stockholders’ Equity.

PART II
ITEM 6. SELECTED FINANCIAL DATA *

				Three months ended		Year ended
	Year ended March 31,			March 31,		December 31,
	2006	2005	2004	2003	2002	2002	2001
					(unaudited)
	(in thousands, except for per share data)
Statement of Operations Data
Net sales	$90,836	$83,159	$75,419	$19,418	$13,827	$62,501	$51,828
Percent increase over prior period	9%	10%	21%	40%	42%	21%	22%
Net income (loss) from continuing operations	167	(3,924)	(854)	303	(37)	1,100	444
Net income (loss) from continuing operations per share-basic	.03	(.74)	(.23)	.08	(.01)	.30	.12
Net income (loss) from continuing operations per share-diluted	.02	(.74)	(.23)	.08	(.01)	.29	.12

Market closing price per share — end of year	9.06	6.18	10.09	2.00	2.78	1.86	3.18
Book value per share at end of period	3.37	3.84	3.89	3.79	3.65	3.77	3.71
Cash dividends declared	.00	.00	.00	.00	.00	.00	.00

Balance Sheet Data (at end of period):
Total assets	$57,046	$57,288	$47,851	$42,340	$32,859	$43,126	$33,369
Long term liabilities	8,660	2,873	125	3,734	0	3,609	0
Total stockholders’ equity	22,638	24,963	17,198	14,044	13,497	13,968	13,611

				Three months ended		Year ended
	Year ended March 31,			March 31,		December 31,
	2006	2005	2004	2003	2002	2002	2001
					(unaudited)
Segment information:

Healthcare Services-sales	$36,500	$22,801	$15,954	$3,470	$2,799	$12,963	$8,779
Healthcare Services-operating income (loss)	1,585	(2,844)	(680)	(178)	42	586	458

Medical Products division-sales	54,336	60,358	59,465	15,948	11,028	49,538	43,049
Medical Products division —operating (loss) income	(1,436)	(880)	223	627	(180)	438	(817)

We changed our fiscal year end to March 31 as of 2004.
* In November 2005, the Company determined that the retail operations of the Healthcare Products Distribution division, which had suffered continuing losses over a nine year period, would be closed. The close down of the retail business, which distributed health and personal care products to the consumer markets in China through retail pharmacies, was substantially completed by the end of fiscal 2006. The closedown required staff reductions of all 88 employees of the retail business unit and approximately 45 employees of other administrative departments in the Company. It also allowed for the downsizing of 26% of office space in our China facilities as well as a 33% reduction in warehouse space in several locations in China. It also required the sale of some inventories at reduced margins. We took a pretax charge of $186,000 for the closedown process at year-end; $110,000 in costs related to employee termination and $76,000 related to inventory write-offs and accelerated depreciation on equipment. The distribution and logistics services, which had been part of the discontinued division, have been migrated to the parent company. Medical products distributed by the logistics business unit have been migrated to the Medical Products division. The operating results related to the closedown of this business have been segregated from continuing operations and reported as discontinued operations on a separate line item on the consolidated statements of operations. The segment information in the table above has been restated to reflect the new reporting structure. See Notes 2 and 13 to the Company’s Consolidated Financial Statements.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
     Statements contained in this annual report on Form 10-K relating to plans, strategies, objectives, economic performance and trends and other statements that are not descriptions of historical facts may be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking information is inherently subject to risks and uncertainties, and actual results could differ materially from those currently anticipated due to a number of factors, which include, but are not limited to, the factors set forth under the heading “Risk Factors” and elsewhere in this annual report, and in other documents filed by the Company with the Securities and Exchange Commission from time to time. Forward-looking statements may be identified by terms such as “may,” “will,” “should,” “could,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “forecasts,” “potential,” or “continue” or similar terms or the negative of these terms. Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, levels of activity, performance or achievements. The Company has no obligation to update these forward-looking statements.
The following discussion and analysis should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto.
Chindex International, Inc. is a Delaware corporation with headquarters located in the Washington, D.C. metropolitan area. We were founded in 1981 and currently are an American provider of healthcare services and products to China, including Hong Kong. In order to improve our financial performance, in November 2005, the Company determined that the retail operations of our former Healthcare Products Distribution division, which had suffered continuing losses over a nine year period, would be closed. The close down of the retail business, which distributed health and personal care products to the consumer markets in China through retail pharmacies, was substantially completed by the end of fiscal 2006. The distribution and logistics services, which had been part of the discontinued division, have been migrated to the parent company. The distribution of medical products that had been conducted in the former Healthcare Products Distribution division are now conducted by the Medical Products division. The operating results related to the closedown of this business have been segregated from continuing operations and reported as discontinued operations on a separate line item on the consolidated statements of operations. See Notes 2 and 13 to the Company’s Consolidated Financial Statements.
     We now operate in two business segments:
•	Healthcare Services division. This division operates the Company’s private hospitals and clinics. Beijing United Family Hospital and Clinics (BJU) opened in 1997 and Shanghai United Family Hospital and Clinics (SHU) opened in 2004. In 2002, we opened our first satellite clinic associated with BJU in Shunyi County outside of Beijing. In 2005 a second clinic was opened in downtown Beijing. We have also established a satellite clinic associated with SHU. We are the only foreign-invested, multi-facility hospital network in China. For fiscal 2006, the Healthcare Services division accounted for 40% of the Company’s revenue. (See Note 13 to the consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.)

•	Medical Products division. This division, formerly named the “Medical Capital Equipment division,” markets, distributes and sells select medical capital equipment, instrumentation and other medical products for use in hospitals in China and Hong Kong on the basis of both exclusive and non-exclusive agreements with the manufacturers of these products. Chindex believes based on its knowledge and experience in the Chinese healthcare system, that it is the largest independent U.S. distributor of imported healthcare equipment in China. For fiscal 2006, the Medical Products division accounted for 60% of our revenue. (See Note 13 to the consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.)
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
     Our Healthcare Services division is subject to challenges and risks associated with operating in China, including the laws, policies and regulations of the Chinese Government concerning healthcare facilities and dependence upon the healthcare professionals staffing our hospital facilities. Our operating results vary from period to period as a result of a variety of social and epidemiological factors in the patient base served by our hospital network.
     Our Medical Products division is subject to challenges and risks as a result of our dependence on our relations with suppliers of equipment and products. In addition, the timing of our revenue from the sale of medical capital equipment is affected by the availability of funds to customers in the budgeting processes of those customers, the availability of credit from the Chinese banking system and otherwise. Consequently, our operating results have varied and are expected to continue to vary from period to period.
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
     Some of our accounting policies require higher degrees of judgment than others in their application. These include revenue recognition, receivable collectibility, income tax recognition of deferred tax items and inventories. In addition, Note 1 to the Consolidated Financial Statements includes further discussion of our significant accounting policies.
Revenue recognition
     Revenue related to services provided in our Healthcare Services segment is recognized in the period services are provided. Revenue includes an estimate of services at the end of the period for patients who have not completed service. Costs associated with such services are recognized in the period incurred.

     Revenue related to the sale of medical equipment, instrumentation and products in our Medical Products division is recognized upon product shipment. We provide installation, warranty, and training services for certain of our capital equipment and instrumentation sales. These services are viewed as perfunctory to the overall arrangement and are not accounted for separately from the equipment sale. Costs associated with installation, after-sale servicing and warranty are not significant and are recognized in cost of sales as they are incurred. The estimated cost for training services is accrued upon shipment.
Receivable collectibility
     We grant credit to some customers in the ordinary course of business. We evaluate collectibility of accounts receivable periodically and adjust our allowance for doubtful accounts accordingly. Bad debts are experienced predominately in the Healthcare Services division and to a lesser extent in the Medical Products division.
     We recognized bad debt expense in Healthcare Services division of $797,000, $920,000, and $777,000 for the years ended March 31, 2006, 2005 and 2004, respectively and $490,000 in the Medical Products division only for the year ended March 31, 2005.
     We increased the consolidated reserve for doubtful accounts from $1,851,000 at March 31, 2005 to $2,250,000 at March 31, 2006 as the result of routine accruals in the Healthcare Services division.
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
     We have provided substantial deferred tax valuation allowances for certain deferred tax assets related to various subsidiaries in China and the US in the year ended March 31, 2006 because we are not able to conclude that it is more likely than not that those assets will be realized. We released deferred tax valuation allowances totaling $627,000 in the year ended March 31, 2006 based on our assessment that it was more likely than not that we would be able to use our China and US net operating loss carryforwards. The U.S. net operating loss carryforwards do not expire before 2025 and the China net operating loss carryforwards do not expire before 2011.
Inventories
     Inventories are priced using standard costs, which approximate first-in, first-out, and are stated at the lower of cost or market. Allowances and write-downs are measured as the difference between the cost of the inventory and market value based upon assumptions about future demand and salability. These adjustments are charged to the provision for inventory, which is a component of our cost of sales. At the point of the loss recognition, a new, lower-cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly-established cost basis. Due to the impact of a suppliers end of service support for certain products, we recognized a $538,000 writedown of obsolete spare parts inventories during fiscal 2006.
Fiscal year ended March 31, 2006 compared to fiscal year ended March 31, 2005
     Our revenue for fiscal 2006 was $90,836,000, up 9% from fiscal 2005 revenue of $83,159,000. We experienced continued revenue growth in the Healthcare Services division of 60%, as compared to the prior period. We experienced a 10% decrease in revenue over the prior period in our Medical Products division. Costs and expenses were $90,286,000 for fiscal 2006 as compared with costs and expenses of $86,936,000 for fiscal 2005. Additionally, the change in the exchange rate of the Renminbi to the U.S. dollar, announced by the Chinese government in July 2005, resulted in a foreign exchange gain of $401,000 in the period (see “Foreign Currency Exchange and Impact of Inflation”). We recorded income from continuing operations of $550,000 for fiscal 2006, as compared to a loss from continuing operations of $3,777,000 for fiscal 2005. The increased costs in each division are discussed below. In addition, there were a number of increased costs at the parent level of the Company, including increased costs for corporate governance, such as Sarbanes-Oxley compliance and in particular preparation for compliance with section 404 thereof for which a great deal of work was completed during the year. The parent-level costs have been allocated among the divisions as described below. The largest parent level increases include increased payroll of $305,000 and increased professional fees of $257,000 both substantially related to compliance and corporate reporting, and increased audit fees of $107,000.
     Our business operations in fiscal 2007 will continue to focus on cost reduction programs at the corporate level and cost containment programs at the operating division level. In the Healthcare Services division we expect continued revenue growth and profitability in hospital operations in both the Beijing and Shanghai markets. Our development programs will focus on strategic geographic expansion of clinic operations in Shanghai, increased patient services throughout the UFH network and assessing potentials and financing options for the next phases of expansion. In the Medical Products division we expect a return to historical levels of growth and profitability as the market and product issues impacting our 2006 period are relieved. Our development programs will focus on expanding distribution channels, increasing market penetration and broadening product offerings.
Healthcare Services Division
     The Healthcare Services division operates our network of private healthcare facilities in China. During fiscal 2006, the division consisted of a network of United Family Hospitals and Clinics (UFH) in Beijing and Shanghai. In Beijing, the UFH network included Beijing United Family Hospital and Clinics (BJU), and two affiliated satellite clinics. In Shanghai, the UFH network included Shanghai United Family Hospital and Clinics (SHU) and one affiliated clinic.
     For fiscal 2006, the revenue from the division was $36,500,000, an increase of 60% over fiscal 2005 revenue of $22,801,000. The increased revenue is attributable in part to the first full fiscal year of operations of UFH facilities in the Shanghai market, as well as revenue growth of 26% in the Beijing market during the recent period as compared to the prior period. Healthcare Services operating costs increased for fiscal 2006, to $34,915,000, a 36% increase over the prior period’s operating costs of $25,645,000. Salaries increased by $4,754,000 (salaries were 54% and 66% of revenue for fiscal 2006 and 2005, respectively). These increases were due primarily to the costs associated with the opening of the UFH facilities in the Shanghai market, increased services offered in Beijing, and the period of preparation for Joint Commission International (“JCI”) accreditation at the BJU facilities. Other costs increased $4,515,000, primarily due to increases in direct patient care expenses, excise taxes, depreciation and an increase to the division’s allocated portion of parent-level administrative costs. The Healthcare Services division had income from operations of $1,585,000 in fiscal 2006, compared with a loss from operations of $2,844,000 (which included $2,044,000 of development expenses related to the opening of the Shanghai market facilities) in the prior period.
     During fiscal 2006, BJU and SHU obtained approximately $8 million in funding from the International Finance Corporation. These funds were used to retire bank debt for these entities and will also be used to fund a portion of their future capital growth programs (see “Liquidity and Capital Resources”). In addition, during the year we announced the successful JCI accreditation of the BJU network operations. Our UFH network in Beijing is the only healthcare network to have received that accreditation in Asia.

     In fiscal 2007 in the Healthcare Services division we expect continued revenue growth and profitability in hospital operations in both the Beijing and Shanghai markets. Our UFH operations in Beijing will focus on revenue growth through increased patient services in our existing facilities. Our UFH operations in Shanghai will focus on revenue growth through geographic expansion into the Pudong district as well as increased patient services. We are also assessing future development projects in both hospital development and hospital management in several key geographic areas of China outside our existing markets.
Medical Products Division
     The Medical Products division, formerly named the “Medical Capital Equipment division,” markets, distributes and sells select medical capital equipment, instrumentation and other medical products for use in hospitals in China and Hong Kong on the basis of both exclusive and non-exclusive agreements with the manufacturers of these products. In fiscal 2006, this division had revenue of $54,336,000, a 10% decrease from revenue of $60,358,000 in fiscal 2005. The decrease was attributable to lackluster sales in certain product categories due to maturing product life cycle issues, increased competition in certain mid-tier product markets, delays due to increasing requirements for public tendering in capital equipment markets (see “Timing of Revenue”), delays in product registrations in other product categories and a general slowdown in the growth rate of the market for imported medical devices in China in the first half of the year. This was offset by final delivery of goods in the third quarter under a government backed financing program. We continued to focus on cost containment throughout the year and released new premium and mid-tier market products during the fourth quarter. In addition, the product registration process was completed during the second half of the year for another line of products which allowed sales to proceed.
     Gross profit for the Medical Products division in fiscal 2006 decreased to $13,423,000 from $14,109,000 in fiscal 2005. As a percentage of revenue, gross profit from the Medical Products division increased to 25% during the current period from 23% during the previous period.
     During fiscal 2006 we recognized $1,034,000 (2% positive impact to gross profit percentage) in additional gross profit due to a reduction in estimates of our training obligations. The training obligations have been declining over the years and the reduction in estimates represented a one time elimination of a number of older obligations that are unlikely to occur. We now report these costs when actually incurred In addition, we recognized $538,000 (1% negative impact to gross profit percentage) in reduced gross profit for the writedown of certain spare parts inventories which had become obsolete. The adjustment during the year was due to the impact of our suppliers’ end of service support for certain product platforms. In addition, we recognized $240,000 (a less than 1% positive impact to gross profit percentage) in additional gross profit due to the reduction in accruals of estimates of certain future costs. Actual expenditures related to this cost estimate have been declining over the years. We have reduced our estimate of this cost to reflect normal spending.
     Expenses for the Medical Products division in fiscal 2006 decreased to $14,859,000 from $14,989,000 in fiscal 2005 and, as a percentage of revenue over the periods, increased to 27% from 25%. Salaries for the segment increased by $328,000 in the recent period and were offset by a $194,000 decrease in accrued compensation to reflect lower than estimated commissions payable, resulting in a net increase of $134,000 over the prior period. Other costs for the segment decreased $263,000 over the periods, primarily due to decreased allocated parent-level administration costs and a greater allowance for doubtful accounts expense recorded in the prior period, offset by increased travel and entertainment expenses. The division had a loss from operations of $1,436,000 in the recent period, compared with a loss from operations of $880,000 in the prior period.
     In fiscal 2007 in the Medical Products division we expect a return to historical levels of growth and profitability as the market and product issues impacting our 2006 period are relieved. We also expect increased requirements for public tendering in certain products in capital equipment markets. The business will focus on nationwide roll-out of the new premium and mid-tier market products launched in late fiscal 2006. In addition there will be introduction of products with new technologies in both the mainland China and Hong Kong markets. Instrumentation and off-the-shelf product categories are expected to expand market penetration primarily through continued geographic growth of the channels distribution network. In addition, the division expects to deliver previously awarded contracts under government backed financing programs for medical equipment and has an aggressive development program pursuing future such programs.
Other Income and Expenses
     Interest expense incurred on short-term capitalized leases of $50,000, short-term debt of $3,080,000, long-term capitalized leases of $91,000 and long-term debt of $8,569,000 amounted to $589,000 compared to $318,000 in the prior period. Interest expense of $229,000 in the prior period is net of $89,000 of capitalized interest. The long-term debt is for the development and expansion of United Family Hospital and Clinics (see “Liquidity and Capital Resources”).
Taxes
     We recorded a $51,000 benefit from taxes in fiscal 2006 as compared to a benefit for taxes of $57,000 for fiscal 2005. Our gross deferred tax asset increased by $1,109,000. We also recorded an additional valuation allowance of $482,000 that relates primarily to the China operations. The valuation allowance was recorded due to the conclusion that the realization of the tax benefit is currently unknown for certain China operations. The remaining tax benefit of $627,000 was recorded for the US operations and SHU operations. This tax computation is in accordance with current accounting standards but assumes a certain level of future profitability. We believe the recognition of the additional $627,000 in deferred tax assets properly recognizes the benefits we have achieved as a result of our tax restructuring and expect to utilize a substantial portion of the loss carry-forward benefit in fiscal years 2007 and 2008. We have provided a 100% valuation allowance on deferred tax benefits related to losses incurred for certain China operations other than SHU, since these operations have no operating history to support a conclusion that realization of the tax benefit is more likely than not.
Discontinued Operations
     In November of fiscal 2006, the Company determined that the retail business operated by the Healthcare Products Distribution division would be discontinued. The close down of the retail business was substantially completed by the end of fiscal 2006.
For fiscal 2006 the discontinued retail business operation reported revenue of $11,370,000 and pretax loss of $3,105,000 compared to revenue of $17,616,000 and a pretax loss of $1,734,000 in the prior year.
     The fiscal 2006 results include a pretax charge of $186,000 for the closedown process at year end; $110,000 in costs related to employee termination and $76,000 related to inventory write-offs and accelerated depreciation on equipment.

Fiscal year ended March 31, 2005 compared to fiscal year ended March 31, 2004
General
     Our revenue for 2005 was $83,159,000, up 10% from 2004 revenue of $75,419,000. We experienced continued revenue growth in the Healthcare Services and Medical Products divisions, with revenue growth of 43% in the Healthcare Services division and 2% in the Medical Products division as compared to the prior year. Costs and expenses were $86,936,000 for fiscal 2005 as compared with costs and expenses of $75,889,000 for fiscal 2004. The increased costs in the segments are discussed below. In general, however, greater than anticipated increased costs were experienced principally in the Healthcare Services division in connection with the expansion of hospital services in Beijing and the commencement of services in Shanghai, and to a lesser extent in the Medical Products division. We recorded a net loss of $5,658,000 for fiscal 2005, as compared to a net loss of $1,987,000 for fiscal 2004. There were a number of increased costs at the parent level of the Company, including significant increases related to local entity excise taxes and increased corporate governance, including in general Sarbanes-Oxley compliance and in particular preparation for compliance with section 404 thereof. The largest parent level increases, which have been allocated among the divisions as described below, include increased payroll of $447,000 and increased professional fees of $118,000 both substantially related to compliance and corporate reporting, increased excise taxes of $221,000, and increased rent of $249,000.
     Our business operations in fiscal 2006 focused on cost reduction programs at the corporate level and cost containment programs at the operating division level. We expected continued growth generally in line with levels achieved in 2005 in the Healthcare Services and Medical Products divisions.
Healthcare Services Division
     The Healthcare Services division operates our network of private healthcare facilities in China. During fiscal 2005, the division consisted of a network of United Family Hospitals and Clinics (UFH) in Beijing and Shanghai. In Beijing, the UFH network included Beijing United Family Hospital and Clinics (BJU), and an affiliated satellite clinic. In Shanghai, the UFH network included Shanghai United Family Hospital and Clinics (SHU) and one affiliated clinic.
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
     For fiscal 2005, the revenue from the division was $22,801,000, an increase of 43% over fiscal 2004 revenue of $15,954,000. The increased revenues were primarily attributable to growth in patient volumes partially due to increased services in the Beijing market and to a lesser degree the opening of the new facility in Shanghai. During the prior year the hospital was significantly impacted by the SARS crisis in Beijing, which was principally responsible for the loss in that year. Healthcare services operating costs (excluding development costs) increased for fiscal 2005 to $23,601,000, a 49% increase over fiscal 2004 costs of $15,854,000. Salaries increased by $4,830,000 (salaries were 58% and 53% of revenue for fiscal years 2005 and 2004, respectively). These increases were due primarily to the costs associated with increased services offered, the period of preparation for JCI accreditation at the BJU facility and three months opening of the Shanghai facilities. Other costs increased $2,917,000, primarily due to increases in direct patient care expenses, other professional fees, excise taxes and depreciation. The healthcare services division had a loss from operations of $2,844,000 (including $2,044,000 of development expenses) in fiscal 2005, compared with a loss from operations of $680,000 (including $780,000 of development expenses) in the prior year.

     In fiscal 2006 the healthcare services division focused on cost containment and continued growth in both the Beijing and Shanghai markets. We continued to ramp-up operations in Shanghai, expand services at all facilities and opened a new affiliated satellite clinic in Beijing. We received JCI accreditation for our main facility in Beijing during the year.
Medical Products Division
     The Medical Products division, formerly named the “Medical Capital Equipment division,” markets, distributes and sells select medical capital equipment, instrumentation and other medical products for use in hospitals in China and Hong Kong on the basis of both exclusive and non-exclusive agreements with the manufacturers of these products. In fiscal 2005, this division had revenue of $60,358,000, a 2% increase over revenue of $59,465,000 in fiscal 2004. The revenue increase reflects the continued development of and revenue from new sales channels for our capital medical equipment, involving greater use of local Chinese sub-distributors, as well as the fact that SARS was a significant negative factor in the prior year. Finally, the addition of a new range of medium-priced ultrasound products targeting the mid-tier market enabled us to penetrate new market divisions, thus helping to increase sales.
     Gross profit for the Medical Products division in fiscal 2005 increased to $14,109,000 from $13,039,000 in fiscal 2004, and as a percentage of revenue was 23% in the recent year as compared to 22% in the prior year.
     Expenses for the Medical Products division in fiscal 2005 increased to $14,989,000 from $12,816,000 in fiscal 2004 and, as a percentage of revenue over the periods, increased to 25% from 22%. Salaries for the division in fiscal 2005 increased by $699,000 over fiscal 2004, and as a percentage of revenue was 9% compared to 7% for the twelve months ended March 31, 2004. Other costs increased $1,474,000 over the periods, primarily due to the division’s allocated portion of additional parent-level administrative expenses and bad debt expenses. The division had a loss from operation of $880,000 in the recent period, compared with income from operations of $223,000 in the prior period.
     In fiscal 2006 the Medical Products division focused on cost containment and expansion of market penetration primarily through continuing growth in the use of local subdistributor networks. We also added new products and technologies to our offerings.
Other Income and Expenses
     Interest expense incurred on short-term capitalized leases of $189,000, short-term debt of $2,839,000, long-term capitalized leases of $124,000 and long-term debt of $2,749,000 amounted to $318,000 whereas we had $249,000 in the prior period. Interest expense of $229,000 for the current period is net of $89,000 of capitalized interest. The long-term debt is for the development of SHU (see “Liquidity and Capital Resources”). There was no capitalized interest in the prior year because no substantial borrowings had occurred in connection with the development.
Taxes
     We recorded a $57,000 benefit from taxes in fiscal 2005 as compared to a provision for taxes of $64,000 for fiscal 2004. Our gross deferred tax asset increased by $1,621,000. We also recorded an additional valuation allowance of $1,420,000 that relates primarily to the China operations. The valuation allowance was recorded due to the conclusion that the realization of the tax benefit is currently unknown for the China operations. The remaining tax benefit of $201,000 was recorded for the US operations. This tax computation is in accordance with current accounting standards but assumes a certain level of future profitability. We believe the recognition of the $201,000 in deferred tax assets properly recognizes the benefits we have achieved as a result of our tax restructuring and expect to utilize a substantial portion of the loss carry-forward benefit in fiscal years 2006 and 2007. We have provided a 100% valuation allowance on deferred tax benefits related to losses incurred at Shanghai United, since it has no operating history to support a conclusion that realization of the tax benefit is more likely than not.
Discontinued Operations
     In November 2005, the Company determined that the retail business operated by the Healthcare Products Distribution division, would be discontinued.
     For fiscal 2005 the discontinued retail business operation reported revenue of $17,616,000 and pretax loss of $1,734,000 compared to revenue of $12,764,000 and a pretax loss of $1,133,000 in the prior year.
Liquidity and Capital Resources
     As of March 31, 2006, our cash, cash equivalents and restricted cash, net accounts receivable and net inventories were $9,417,000, $13,153,000 and $8,681,000, respectively, as compared to $8,173,000, $15,826,000 and $10,856,000, respectively, as of March 31, 2005.
     In October 2005, BJU and SHU obtained long-term debt financing under a program with the International Finance Corporation (IFC) (a division of the World Bank) for 64,880,000 Chinese Renminbi (approximately $8 million). The term of the loan is 10 years at an initial interest rate of 6.73% with the borrowers required to begin making payments into a sinking fund beginning in the fourth year, with the option to extend the beginning of these payments to the fifth year if certain loan covenants have been met. The interest rate will be reduced to 4.23% for any amount of the outstanding loan on deposit in the sinking fund. The loan program also includes certain other covenants which require the borrowers to achieve and maintain specified liquidity and coverage ratios in order to conduct certain business transactions such as pay intercompany management fees or incur additional indebtedness. A portion of the proceeds from this funding was used to retire all debt previously owing to HSBC under standard commercial terms. In addition, the proceeds will be used to fund a portion of BJU’s and SHU’s capital growth programs. Chindex International guaranteed repayment of this loan in the full amount of the indebtedness should the borrowers default as defined in the loan agreement. In terms of security, IFC has, among other things, a lien over the equipment owned by the borrowers and over their bank accounts. In addition, IFC has a lien over Chindex bank accounts not already pledged, but not over other Chindex assets. As of March 31, 2006, the outstanding balance of this debt was $8,083,000 and was classified as long-term.
     On June 6, 2006, a building contractor brought a lawsuit in China against SHU claiming certain amounts due in connection with the original construction of the facility. As permitted under Chinese law, the contractor also unilaterally obtained a lien in the amount of $1 million (RMB8.03 million) on the current assets of SHU. Pending release of the lien, available cash of SHU for working capital purposes will be limited to that extent. See footnote 14 to the Consolidated Financial Statements.
     As of March 31, 2006, letters of credit in the aggregate amount of approximately $37,000 were outstanding and we had $1,476,000 in borrowings outstanding under our $1,750,000 credit facility with M&T Bank. The borrowings under that credit facility bear interest at 1% over the three-month London Interbank Offered Rate (LIBOR). Balances outstanding under the facilities are payable on demand, fully secured and collateralized by government securities acceptable to the Bank having an aggregate fair market value of not less than $1,945,000. In addition, we have opened a 317,000 Euro performance bond in connection with the execution of a KfW Development Bank funded contract. This bond is fully secured and collateralized by cash deposits on hand at our German subsidiary. These cash deposits are classified as restricted cash on the Consolidated Balance Sheets.
     We have an agreement with a major vendor whereby the vendor has agreed to provide up to $4,000,000 of long-term (one and one-half years on those transactions that have occurred to date) payment terms on our purchase of certain medical equipment from the vendor under government backed financing program contracts. The arrangement carries an interest component of five percent. At March 31, 2006, and March 31, 2005, the Company has short-term debt of $1,488,000 and $0, respectively, outstanding under this agreement.
     Over the next twelve months we anticipate capital expenditures of $2-4 million. Our Healthcare Services division intends to finance its capital expenditures for expansion projects and hospital information systems development principally through the debt financing program with IFC, limited short-term vendor financing arrangements, as well as cash flows from operations. Our Medical Products division intends to finance any capital expenditures for growth projects under the vendor financing arrangement discussed above and from cash flows from operations. In addition we intend to finance certain corporate expenditures for information systems development through cash flows from operations and additional bank loans, to the extent available. There can be no assurances that the foregoing sources will be sufficient to finance in whole or in part any proposed capital expenditures.
     We continue to pursue other financing strategies to support our future expansion, capital improvements, requirements for bonds in the medical capital equipment segment and equipment requirements. If we are unable to obtain additional financing, we may have to curtail or terminate certain operations, which could have a material adverse affect on results of operations and prospects.
     The following table sets forth our contractual obligations as of March 31, 2006:
(thousands)

	Total		2007	2008	2009	2010	2011	Thereafter
Line of credit	$1,476		$1,476	$0	$0	$0	$0	$0
Bank Loan	13,097	(1)	544	544	1,352	1,342	1,322	7,993
Vendor financing	2,090		1,604	154	154	141	37	0
Capital leases	154		56	40	39	19	0	0
Operating leases	11,064		2,403	1,900	1,391	1,268	1,118	2,984

Total contractual obligations	$27,881		$6,083	$2,638	$2,936	$2,770	$2,477	$10,977

(1)	Includes interest of $5,014,000.
     For information about these contractual obligations, see Notes 5 and 9 to the consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.
Timing of Revenue
     The timing of our revenue is affected by several factors.
     In the Healthcare Services division, our revenue is predictable, however it is dependent on seasonal fluctuations related to epidemiology factors and the life styles of the expatriate community. For example, many expatriate families traditionally take annual home leave outside of China during the summer months.
     In the Medical Products division, sales of capital equipment often require protracted sales efforts,

long lead times, financing arrangements and other time-consuming steps. For example, many end users are required to purchase capital equipment through a formal public tendering process, which often entails an extended period of time before the sale can be completed. Further, in light of the dependence by purchasers of capital equipment on the availability of credit, the timing of sales may depend upon the timing of our or our purchasers’ abilities to arrange for credit sources, including loans from local Chinese banks or financing from international loan programs such as those offered by the U.S. Export-Import Bank and the German KfW Development Bank. In addition, a relatively limited number of orders and shipments may constitute a meaningful percentage of our revenue in any one period.
     As a result of these factors impacting the timing of revenues, our operating results have varied and are expected to continue to vary from period to period and year to year.
Foreign Currency Exchange and Impact of Inflation
     Since we receive approximately 70% of our revenue in local Chinese currency, we have some foreign currency risk. On July 21, 2005, the Chinese government removed the peg of the RMB to the USD allowing it to float in a narrow band against a basket of international currencies. This immediately revalued the RMB to the rate of 8.11/US$ or a rate change of 2.1%. Subsequent strengthening of the RMB has resulted in an exchange rate of 8.027/US$ or a rate change of 3.0% as of March 31, 2006. During fiscal 2006, we had exchange gains of $401,000, which amounts are included in General and Administrative expenses on our Consolidated Statements of Operations.
     As part of our risk management program, we also perform sensitivity analyses to assess potential changes in revenue, operating results, cash flows and financial position relating to hypothetical movements in currency exchange rates. Our sensitivity analysis of changes in the fair value of the RMB to the USD at March 31, 2006, indicated that if the USD uniformly increased in value by 10 percent relative to the RMB, then we would have experienced an 9% smaller loss. Conversely, a 10 percent increase in the value of the RMB relative to the USD at March 31, 2006, would have resulted in a 10% additional loss.
     We also have purchased and will continue to purchase some products in freely transferable Western currencies other than USD and have sold and will continue to sell such products in China for USD. To the extent that the value of the USD declines against such a currency, we could experience a negative impact on profitability.
     If the Chinese Government decides to adjust the value of the RMB so that it increases in value as against the USD, we may respond with adjustments to our operating processes so as to improve the benefit to the Company of such a change. For example, we could increase the proportion of medical capital equipment that we sell in RMB instead of in USD. Moreover, our U.S. sourced products would be cheaper for our customers, thus improving our competitive position vis-à-vis products from some other countries.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     The Company believes that its market risk exposures are immaterial as the Company does not have instruments for trading purposes, and reasonable possible near-term changes in market rates or prices will not result in material near-term losses in earnings, material changes in fair values or cash flows for all instruments.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Report of Independent Registered Public Accounting Firm
To The Board of Directors and Stockholders of
Chindex International, Inc.
Bethesda, MD
We have audited the accompanying consolidated balance sheets of Chindex International, Inc. (the Company) as of March 31, 2006 and 2005 and the related consolidated statements of operations, cash flows, and stockholders’ equity for the years then ended. We have also audited the schedule listed in Item 15(a)(2) of this Form 10-K. These consolidated financial statements and the schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedule are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness on the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedule, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedule. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Chindex International, Inc. as of March 31, 2006 and 2005 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
Also, in our opinion, the schedule presents fairly, in all material respects, the information set forth therein.
/s/ BDO Seidman, LLP
Bethesda, MD
June 12, 2006

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Chindex International, Inc.
We have audited the accompanying consolidated statement of operations, stockholders’ equity, and cash flows of Chindex International, Inc. for the year ended March 31, 2004. Our audit also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.
We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Chindex International, Inc. for the year ended March 31, 2004 in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
/s/ Ernst & Young, LLP
McLean, Virginia
June 15, 2004,
except for Notes 2 and 13, for
which the date is June 16, 2006

CHINDEX INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
(thousands except share data)

	March 31, 2006	March 31, 2005

ASSETS
Current assets:
Cash and cash equivalents	$9,034	$8,173
Restricted cash	383	—
Trade accounts receivable, less allowance for doubtful accounts of $2,250 and $1,851, respectively
Equipment sales receivables	7,685	13,120
Patient service receivables	5,468	2,706
Inventories	8,681	10,856
Deferred income tax	177	222
Other current assets	2,322	2,034
Current assets of discontinued operations	1,006	—

Total current assets	34,756	37,111
Property and equipment, net	19,119	17,620
Long-term deferred income taxes	2,452	1,780
Other assets	719	777

Total assets	$57,046	$57,288

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$21,727	$26,420
Short-term portion of capitalized leases	50	189
Short-term debt and vendor financing	3,080	2,839
Income taxes payable	143	4
Current liabilities of discontinued operations	748	—

Total current liabilities	25,748	29,452
Long-term portion of capitalized leases	91	124
Long-term debt and vendor financing	8,569	2,749

Total liabilities	34,408	32,325

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value, 500,000 shares authorized, none issued	0	0
Common stock, $.01 par value, 13,600,000 shares authorized, including 1,600,000 designated Class B at March 31, 2006 and 2005, respectively:
Common stock — 5,946,873 and 5,728,443 shares issued and outstanding at March 31, 2006 and 2005, respectively	60	57
Class B stock — 775,000 shares issued and outstanding at March 31, 2006 and 2005	8	8
Additional capital	36,436	35,884
Accumulated other comprehensive income	75	17
Accumulated deficit	(13,941)	(11,003)

Total stockholders’ equity	22,638	24,963

Total liabilities and stockholders’ equity	$57,046	$57,288

The accompanying notes are an integral part of these consolidated financial statements.

CHINDEX INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(thousands except share and per share data)

	Year ended
	March 31,
	2006	2005	2004

Product sales	$54,336	$60,358	$59,465
Healthcare services revenue	36,500	22,801	15,954

Total revenue	90,836	83,159	75,419

Cost and expenses
Product sales costs	40,913	46,249	46,426
Healthcare services costs	33,455	24,636	15,731
Selling and marketing expenses	10,195	9,993	9,230
General and administrative	5,723	6,058	4,502

Income (loss) from continuing operations	550	(3,777)	(470)
Loss on equity investment	0	0	(222)
Other (expenses) and income
Interest expense	(589)	(229)	(249)
Interest income	173	84	44
Miscellaneous expense — net	(18)	(59)	107

Income (loss) from continuing operations before income taxes	116	(3,981)	(790)
Benefit from (provision for) income taxes	51	57	(64)

Net income (loss) from continuing operations	167	(3,924)	(854)
Loss from discontinued operations	(3,105)	(1,734)	(1,133)

Net loss	$(2,938)	$(5,658)	$(1,987)

Net income (loss) per common share — basic
Continuing operations	$.03	$(.74)	$(.23)
Discontinued operations	(.48)	(.33)	(.30)

Net loss	$(.45)	$(1.07)	$(.53)

Weighted average shares outstanding — basic	6,539,572	5,313,573	3,758,170

Net loss per common share — diluted
Continuing operations	$.02	$(.74)	$(.23)
Discontinued operations	(.45)	(.33)	(.30)

Net loss	$(.43)	$(1.07)	$(.53)

Weighted average shares outstanding — diluted	6,859,688	5,313,573	3,758,170

The accompanying notes are an integral part of these consolidated financial statements.

CHINDEX INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(thousands)

	Year ended March 31,
	2006	2005	2004
OPERATING ACTIVITIES

Net loss	$(2,938)	$(5,658)	$(1,987)
Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation	2,910	1,966	1,309
Inventory write down	538	96	151
Provision for doubtful accounts	797	1,428	777
Deferred income taxes	(627)	(201)	(909)
Loss on disposal of assets	72	0	0
Loss on equity investment	0	0	222
Foreign exchange (gain) loss	(401)	53	13

Changes in operating assets and liabilities:
Restricted cash	(383)	—	—
Trade receivables	1,310	120	(3,121)
Inventories	1,845	(1,622)	373
Income taxes payable	139	(377)	516
Other current assets	(288)	201	(713)
Other assets	72	(391)	25
Accounts payable and accrued expenses	(4,582)	2,011	673

Net cash used in operating activities	(1,536)	(2,374)	(2,671)

INVESTING ACTIVITIES

Purchases of property and equipment	(4,133)	(9,447)	(2,925)
Cash received on disposal of property and equipment	108	0	0

Net cash used in investing activities	(4,025)	(9,447)	(2,925)

FINANCING ACTIVITIES

Proceeds from debt and vendor financing	11,046	6,783	1,974
Repayment of debt, vendor financing and capitalized leases	(5,167)	(7,003)	(623)
Debt issuance costs	(96)	0	0
Cash paid to joint venture partner investment	0	0	(61)
Proceeds from issuance of common stock	0	13,179	4,892
Proceeds from exercise of stock options	555	238	247

Net cash provided by financing activities	6,338	13,197	6,429
Effect of foreign exchange rate changes on cash and cash equivalents	84	6	2

Net increase in cash and cash equivalents	861	1,382	835
Cash and cash equivalents at beginning of year	8,173	6,791	5,956

Cash and cash equivalents at end of year	$9,034	$8,173	$6,791

Supplemental disclosures of cash flows information:
Cash paid for interest	$235	$289	$124
Cash paid for taxes	$453	$301	$460
Non-cash investing and financing activities consist of the following:
Acquisition of property and equipment via capital leases	$0	$205	0
Transfer of demonstration inventory to property and equipment	$0	$1,033	0
The accompanying notes are an integral part of these consolidated financial statements.

CHINDEX INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the years ended March 31, 2006, 2005 and period ended March 31, 2004
(thousands except share data)

							Accumulated
			Common Stock				Other
	Common Stock		Class B		Additional	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Total
Balance at December 31, 2002	2,932,956	$29	775,000	$8	$17,356	$(3,434)	$9	$13,968

Net income for the three months ended March 31, 2003						76		76
Net loss 2004						(1,987)		(1,987)
Foreign currency translation adjustment							2	2

Comprehensive loss								(1,985)

Issuance of common stock	600,000	6			4,886			4,892
Options exercised	110,196	1			246			247

Balance at March 31, 2004	3,643,152	36	775,000	8	22,488	(5,345)	11	17,198
Net loss 2005						(5,658)		(5,658)
Foreign currency translation adjustment							6	6

Comprehensive loss								(5,652)

Issuance of common stock	1,980,397	20			13,159			13,179
Options exercised	104,894	1			237			238

Balance at March 31, 2005	5,728,443	57	775,000	8	35,884	(11,003)	17	24,963
Net loss 2006						(2,938)		(2,938)
Foreign currency translation adjustment							58	58

Comprehensive loss								(2,880)

Options exercised	218,430	3			552			555

Balance at March 31, 2006	5,946,873	$60	775,000	$8	$36,436	$(13,941)	$75	$22,638

The accompanying notes are an integral part of these consolidated financial statements.

CHINDEX INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     Chindex International, Inc. (“Chindex” or “the Company”), is a Delaware corporation, operating in several healthcare markets in China, including Hong Kong. Revenues are generated from the provision of healthcare services and the sale of medical equipment, instrumentation and products. In the fiscal year ended March 31, 2006 (fiscal 2006), we closed the retail operations of our Healthcare Products Distribution division and restructured our continuing operating divisions. The Company now operates in two business segments.
     The Healthcare Services division operates hospitals and clinics in Beijing and Shanghai. These hospitals generally transact business in local Chinese currency but can also receive payments in U.S. dollars.
     The Medical Products division, formerly named the “Medical Capital Equipment division,” markets, distributes and sells select medical capital equipment, instrumentation and other medical products for use in hospitals in China and Hong Kong on the basis of both exclusive and non-exclusive agreements with the manufacturers of these products Sales and purchases are made in a variety of currencies including U.S. dollars, Euros and Chinese Renminbi.
Consolidation
     The consolidated financial statements include the accounts of the Company, its subsidiaries and variable interest entities. All intercompany balances and transactions are eliminated.
     The Company holds a 40% interest in Natural Formula Asia Limited (NFAL), which is accounted for using the equity method. In May 2004, the Company made a loan of an additional $220,000, in fulfillment of an agreement in principle accounted for at the end of fiscal year 2004. This payment was expensed completely in 2004 and there are no plans at present for further funding. As a result of the Company’s decision to discontinue its retail pharmacy business, in November of 2005, the Board of Directors of NFAL determined that this company would be shut down. At March 31, 2006, the Company’s equity investment value was zero and the Company does not expect to incur any material additional costs to shut down NFAL.
Revenue Recognition
     The Company earns revenue from providing services and sales of products. Substantially all revenue in the Healthcare Services division is from providing services and substantially all revenue in the Medical Products division is from the sale of products. See Note 13 for further information on sales and gross profit by division.
     Revenue related to services provided by Healthcare Services is net of contractual adjustments or discounts and is recognized in the period services are provided. Healthcare Services makes an estimate at the end of the month for certain in-patients who have not completed service. This estimate reflects only the cost of care up to the end of the month.
     Sales of medical equipment, instrumentation and products are recognized upon product shipment, which corresponds to the point at which the risk of loss transfers to the customer.

Accounts Receivable
     Accounts receivable are customer obligations due under normal trade terms. They consist primarily of amounts due from the sale of various products and services. Senior management reviews accounts receivable on a monthly basis to determine if any receivables will potentially be uncollectible. Any accounts receivable balances that are determined to be uncollectible, along with a general allowance, are included in the overall allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Management believes that the allowance for doubtful accounts as of March 31, 2006 and 2005 is adequate. However, actual write-offs might exceed the recorded allowance.
Inventories
     Inventory items held by the Healthcare Services division are purchased to fill hospital operating requirements and are stated at the lower of cost or market using the average cost method.
     Inventory held by the Medical Products division consists of items that are purchased to fill executed sales contracts and purchase orders that remain undelivered at year-end (merchandise inventory), service parts and inventory of peripheral components and is stated at the lower of cost or market using the specific identification method. In addition, two wholly foreign owned subsidiaries maintain merchandise inventory based on expected sales targets.
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
Property and Equipment
     Property and equipment, including such assets held by Healthcare Services, are stated at historical cost. The costs of additions and improvements are capitalized, while maintenance and repairs are charged to expense as incurred. Depreciation is computed on the straight line method over the estimated useful lives of the related assets. Useful lives for medical equipment deployed for clinical use in our hospitals is 10 years. Useful lives for office equipment, demonstration equipment, vehicles and furniture and fixtures range from 5 to 7 years. Leasehold improvements are amortized by the straight-line method over the shorter of the estimated useful lives of the improvements or the lease term.
     The Company assesses the impairment of long-lived assets including intangible assets in accordance with Statement of Financial Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. The Company evaluates its long-lived assets for impairment when indicators of impairment are identified. The Company records impairment charges based upon the difference between the fair value and carrying value of the original asset when undiscounted cash flows indicate the carrying value will not be recovered. No impairment losses have been recorded in the accompanying consolidated statements of operations.
Income Taxes
     The Company’s U.S. entities file a consolidated U.S. federal tax return. The U.S. provision for income taxes is computed for each entity in the U.S. consolidated group at the statutory rate based upon each entity’s income or loss, giving effect to temporary and permanent differences. The Company’s foreign subsidiaries file separate income tax returns on a December 31 fiscal year.

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
Cash Equivalents
     The Company considers all highly liquid investments with a maturity of three month or less when purchased or redeemable on demand to be cash equivalents. The Company has cash on deposit which serves as collateral and is restricted as to withdrawal for an outstanding performance bond of $383,000. The Company expects this will become unrestricted within the next 12 months.
Fair Value of Financial Instruments
     The Company considers the recorded value of its financial instruments, which consist primarily of cash and cash equivalents, trade receivables, accounts payable, and short-term debt payable and vendor financing to approximate the fair value of the respective assets and liabilities at March 31, 2006 and March 31, 2005.
Earnings Per Share
     The Company follows Statement of Financial Accounting Standards No. 128, “Earnings per Share” whereby basic earnings per share excludes any dilutive effects of options, warrants and convertible securities and diluted earnings per share includes such effects. The Company does not include the effects of stock options, warrants and convertible securities for periods when the Company reports a net loss as such effects would be antidilutive.
Stock Based Compensation
     The Company accounts for stock-based compensation to employees under Accounting Principles Board Opinion (“APB”) No. 25 “Accounting for Stock Issued to Employees”, and complies with the disclosure requirements for SFAS No. 123 “Accounting for Stock-Based Compensation” and SFAS No. 148 “Accounting for Stock-Based Compensation — Transition and Disclosure.” Under APB 25 compensation expense is measured as the excess, if any, of the market value of the underlying common stock over the amount the employee is required to pay on the date both the number of shares and the price to be paid are known. During fiscal year 2006, the Company modified options granted to certain executives in previous years to accelerate the vesting date in advance of reporting under the provisions of SFAS 123(R) ”Share-Based Payment”. No compensation expense is recognized in the consolidated statements of operations as option grants are made with exercise prices at least equal to the fair value of the underlying common stock on the award date, which is typically the date of compensation measurement. Had compensation cost for these plans been determined consistent with SFAS No. 123, the Company’s net (loss) income and earnings per share (“EPS”) would have been reduced to the following pro-forma amounts (in thousands, except share data):

		2006	2005	2004
Net loss, as reported		$(2,938)	$(5,658)	$(1,987)
Deduct: total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects		(1,333)	(1,266)	(18)

Net loss, pro-forma		$(4,271)	$(6,924)	$(2,005)

Pro forma earnings per share:
EPS, basic	As reported	$(.45)	$(1.07)	$(.53)
EPS, basic	Pro forma	$(.65)	$(1.30)	$(.53)
EPS, diluted	As reported	$(.43)	$(1.07)	$(.53)
EPS, diluted	Pro forma	$(.62)	$(1.30)	$(.53)
     The fair value of each option is estimated at the date of grant using a modified Black-Scholes option pricing model, with the following weighted-average assumptions for March 2004: dividend yield 0.00%; expected volatility 99.8%; risk-free interest rate 2.00%; expected life 7.0 years. For March 2005: dividend yield 0.00%; expected volatility 68.33%; risk-free interest rate 3.00%; expected life 6.84 years. For March 2006: dividend yield 0.00%; expected volatility 71.02%; risk-free interest rate 4.17%; expected life 7.01 years. The weighted average fair value of options issued for years ending March 31, 2006, 2005 and 2004, was $4.32, $8.38 and $2.15, respectively.
     In December 2004, the FASB issued Statement No. 123(R), “Share-Based Payment” (SFAS 123(R)), which requires companies to measure and recognize compensation expense for all stock-based payments at fair value on the awards’ grant date. SFAS 123(R) will be effective for the Company beginning April 1, 2006. The Company will recognize compensation cost for the outstanding and unvested share-based payment awards as of April 1, 2006 over the requisite service periods pertaining to those awards. These costs are currently being measured under SFAS 123 and disclosed on a pro forma basis. Based on unvested options outstanding at March 31, 2006, the Company expects to record incremental stock-based compensation pretax expense of approximately $145,000 in fiscal year 2007 as a result of adopting this standard.
Debt Issuance Costs
     Debt issuance costs incurred are capitalized and amortized based on the life of the debt obligations from which they arose.
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
Use of Estimates
     The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Because of the use of estimates inherent in the financial reporting process, actual results could differ from those estimates. Areas in which significant judgments and estimates are used include revenue recognition, receivable collectibility, accrued expenses and deferred tax valuation allowances.
Reclassifications
     Certain balances in the 2005 and 2004 consolidated financial statements have been reclassified to conform to the 2006 presentation.
New Accounting Standards
     In December 2004, the Financial Accounting Standards Board (FASB) issued Statement No. 123R, “Share-Based Payment” (SFAS 123R), which requires companies to measure and recognize compensation expense for all stock-based payments at fair value. SFAS 123R was originally effective for all interim periods beginning after June 15, 2005, however the SEC delayed implementation of the statement. The Company now needs to implement SFAS 123R beginning April 1, 2006. Based on unvested options outstanding at March 31, 2006, the Company expects to record incremental stock-based compensation pretax expense of approximately $145,000 in fiscal year 2007 as a result of adopting this standard.
     In March 2005, the Financial Accounting Standards Board (FASB) issued FASB Interpretation 47, “Accounting for Conditional Asset Retirement Obligations,” an interpretation of FASB No. 143 (“FIN 47”). FIN 47 addresses the obligation of a business enterprise to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. An entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The Company evaluated the criteria of this pronouncement and concluded that it has no conditional asset retirement obligation, and therefore the adoption of FIN No. 47 had no impact on the Company’s consolidated financial statements.
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
2. DISCONTINUED OPERATIONS
     In November 2005, the Company determined that the retail operations of the Healthcare Products Distribution division, which had suffered continuing losses over a nine year period, would be closed. The discontinuation of the retail business, which distributed health and personal care products to the consumer markets in China through retail pharmacies, was substantially completed by the end of fiscal 2006. The closedown brought staff reductions of all 88 employees of the retail business unit and approximately 45 employees of other administrative departments in the Company. It also allowed for the downsizing of 26% of office space in our China facilities as well as a 33% reduction in warehouse space in several locations in China. It also required the sale of some inventories at reduced margins. We took a pretax charge of $186,000 for the closedown process at year-end; $110,000 in costs related to employee termination and $76,000 related to inventory write-offs and accelerated depreciation on equipment. The distribution and logistics services, which had been part of the discontinued division, have been migrated to the parent company. Medical products distributed by the logistics business unit have been migrated to the Medical Products division. The operating results related to the closedown of this business have been segregated from continuing operations and reported as discontinued operations on a separate line item on the consolidated statements of operations.

For the years ended March 31, 2006, 2005 and 2004, net revenue and net loss from discontinued operations were as follows (in thousands):

	Year ended March 31,
	2006	2005	2004
Net revenue from discontinued operations	$11,370	$17,616	$12,764
Loss from discontinued operations	$(3,105)	$(1,734)	$(1,133)
For the year ending March 31, 2006, the loss from discontinued operations included the $186,000 close down charge noted above. The Company believes that any remaining costs associated with these discontinued operations have been adequately provided for.
The assets and liabilities of discontinued operations are (in thousands):

March 31,
2006
Current assets of discontinued operations:
Product sales receivables	$868
Other current assets	138

$1,006

Current liabilities of discontinued operations:
Accounts payable and accrued expenses	$(748)

$(748)

3. INVENTORIES
(in thousands)

	March 31,	March 31,
	2006	2005
Inventories consist of the following:
Merchandise inventory	$5,597	$7,797
Healthcare services inventory	508	399
Parts and peripherals inventory	2,576	2,660

	$8,681	$10,856

4. PROPERTY AND EQUIPMENT, NET
(in thousands)

	March 31,	March 31,
	2006	2005
Property and equipment, net consists of the following:
Furniture and equipment	$11,988	$10,079
Vehicles	68	68
Demonstration equipment	2,509	2,456
Leasehold improvements	13,758	12,607

	28,323	25,210
Less: accumulated depreciation and amortization	(9,204)	(7,590)

	$19,119	$17,620

5. DEBT
     The Company has a $1,750,000 credit facility with M&T Bank for short-term working capital needs, standby letters of credit, and spot and forward foreign exchange transactions. Balances outstanding under the facilities are payable on demand, fully secured and collateralized by government securities acceptable to the Bank having an aggregate fair market value of not less than $1,945,000. As of March 31, 2006, letters of credit issued by the bank amounted to approximately $37,000 and there was a balance of $1,476,000 outstanding under the line of credit facility. Borrowings under the credit facility bear interest at 1% over the three-month London Interbank Offered Rate (LIBOR). In addition, we have opened a 317,000 Euro performance bond in connection with the execution of a KfW Development Bank funded contract. This bond is fully secured and collateralized by cash deposits on hand at our German subsidiary. These cash deposits are classified as restricted cash on the Consolidated Balance Sheets.
     As of March 31, 2006, the Company’s short-term loan payable was comprised of bank loans of $1,476,000 all under the M&T credit facility noted above. As of March 31, 2005, the Company’s short-term loan payable was comprised of bank loans of $2,839,000. BJU had a short-term financing arrangement in China with the Hong Kong and Shanghai Banking Corporation (HSBC) for $600,000 in revolving loans bearing interest at 1.5% over the three-month Singapore Interbank Money Market Offer Rate (SIBOR). Also, BJU had a line of credit which was included in the arrangement with HSBC for up to $1,200,000, bearing interest at 2.25% over SIBOR and having a term of up to three years. As of March 31, 2005, the balances on these credit lines were $600,000 and $603,000, respectively. The balances of both of these financing agreements were fully paid during the third quarter of fiscal year 2006. SHU had a local bank borrowing which consisted of a $4 million loan facility with HSBC. As of March 31, 2005, of this loan, $1,636,000 was classified as short-term and $2,006,000 was classified as long-term. The long-term facility had a five-year term and an interest rate of 2.5% over the six month SIBOR. Chindex International had guaranteed the full amount of the HSBC facilities. Both the long and short-term balances of this facility were fully paid during the third quarter of fiscal year 2006. The balances of all three of these facilities were paid from proceeds obtained from our financing agreement with the International Finance Corporation, described below and the credit facilities with HSBC were closed.
     In October 2005, BJU and SHU obtained long-term debt financing under a program with the International Finance Corporation (IFC) (a division of the World Bank) for 64,880,000 Chinese Renminbi (approximately $8 million). The term of the loan is 10 years at an initial interest rate of 6.73% with the borrowers required to begin making payments into a sinking fund beginning in the fourth year, with the option to extend the beginning of these payments to the fifth year if certain loan covenants have been met. The interest rate will be reduced to 4.23% for any amount of the outstanding loan on deposit in the sinking fund. The loan program also includes certain other covenants which require the borrowers to achieve and maintain specified liquidity and coverage ratios in order to conduct certain business transactions such as pay intercompany management fees or incur additional indebtedness. As of March 31, 2006, the Company is in compliance with these covenants. A portion of the proceeds from this funding were used to retire the entire HSBC financing as described above. In addition, the proceeds will be used to fund a portion of BJU’s and SHU’s capital growth programs. Chindex International guaranteed repayment of this loan. In terms of security, IFC has, among other things, a lien over the equipment owned by the borrowers and over their bank accounts. In addition, IFC has a lien over Chindex bank accounts not already pledged, but not over other Chindex assets. As of March 31, 2006, the outstanding balance of this debt was $8,083,000 and was classified as long-term.
     The Company opened its hospital facility in Shanghai in October 2004, the cost of which was financed through (i) vendor financing, (ii) local bank borrowings, and (iii) proceeds of the sale of 1.5 million shares of common stock and warrants.
     The Company has an agreement with a major supplier whereby the supplier has agreed to provide long term (one and one-half years on those transactions that have occurred to date) payment terms on the Company’s purchases of medical equipment from the supplier. The arrangement carries an interest component of five percent. At March 31, 2006 and 2005, the Company has $1,488,000 and $0 of short-term payables and no long-term payables recorded under this agreement, respectively.
     The following table sets forth the Company’s debt obligations as of March 31, 2006:
(in thousands)

	Total	2007	2008	2009	2010	2011	Thereafter
Line of credit	$1,476	$1,476	$0	$0	$0	$0	$0
Bank Loan	8,083	0	0	808	808	809	5,658
Vendor financing	2,090	1,604	154	154	141	37	0
Total	11,649	3,080	154	962	949	846	5,658
6. STOCKHOLDERS’ EQUITY
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

Stock Option Plan
     The Company’s 1994 Stock Option Plan (the 1994 Plan) provided for the grant, at the discretion of the Board of Directors, of (i) options that qualify as incentive stock options within the meaning of Section 422A of the Internal Revenue Code to certain employees, consultants and directors, and (ii) options not intended to so qualify to employees, consultants and directors. On April 27, 2004, the Plan terminated by its terms and no additional options may be granted thereunder.
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
     The following is a summary of stock option activity during the years ended March 31, 2006, 2005 and 2004:

				Weighted		Weighted
		Weighted		Average		Average
		Average		Exercise		Exercise
	2006	Exercise Price	2005	Price	2004	Price
Options outstanding, beginning of year:	1,113,144	$4.85	948,700	$2.30	1,053,416	$2.29
Granted	449,050	6.16	306,900	12.60	20,000	2.60
Exercised	(218,430)	2.54	(104,894)	2.27	(110,196)	2.25
Canceled	(28,022)	12.04	(37,562)	10.76	(14,520)	2.49

Options outstanding, end of year	1,315,742	$5.53	1,113,144	$4.85	948,700	$2.30

      Options exercisable at March 31, 2006, 2005 and 2004, were 1,239,409, 1,036,344 and 919,360, respectively. The range of exercise prices of options currently exercisable for fiscal year 2006 is $1.72 to $2.58, $2.59 to $3.87, $3.88 to $5.81, $5.82 to $8.71 and $8.72 to $13.75. The options outstanding, weighted average exercise price and weighted average remaining contractual life in these ranges is 587,152, $2.10 4.93; 36,056, $2.94, 5.51; 99,708, $4.49, 8.97; 337,126, $6.72, 9.65 and 255,700, $12.62, 7.58; respectively. The options exercisable and weighted average exercise price in these ranges is 587,152 and $2.10; 36,056 and $2.94; 82,375 and $4.49; 297,126 and $6.72; 236,700 and $12.63, respectively. For 2005 the range of exercise prices of options is $1.72 to $13.75 and for fiscal year 2004 is $1.72 to $8.26 with weighted average exercise prices of $5.40, $4.32 and $2.30, for fiscal 2006, 2005 and 2004, respectively. The weighted average exercise price of options outstanding is $5.53, $4.85 and $2.30 and the weighted average remaining contractual life of such options is 6.98, 6.55 and 6.77 years respectively as of March 31, 2006, 2005 and 2004.
Recent Issuance of Securities
     As of March 29, 2004, the Company entered into a securities purchase agreement with a limited number of accredited investors pursuant to which we agreed to issue and the investors agreed to purchase at a price of $9.00 per share 1,500,000 shares of our common stock, together with warrants to purchase an additional 300,000 shares of our common stock at an exercise price of $12.00 per share, for an aggregate purchase price of $13,500,000. We sometimes refer to this financing as the “financing.” The net proceeds to us from the financing, after deducting expenses of the financing including placement agent fees, were approximately $12,100,000. In connection with the financing, we also agreed to issue the placement agent five-year warrants to purchase 90,000 shares of our common stock at an exercise price of $12.00 per share. On March 31 and April 1, 2004, the initial closings of the financing occurred at which a total of 600,000 shares of our common stock together with warrants to purchase 120,000 shares of our common stock were issued to the investors. In connection with the initial closings, the placement agent was issued warrants to purchase 36,000 shares of our common stock. The final closing of the financing took place on May 5, 2004 at which time the remaining 900,000 shares of common stock together with the remaining warrants to purchase 180,000 shares of our common stock were issued to the investors. In connection with the final closing, the placement agent was issued the remaining warrants to purchase 54,000 shares of our common stock.

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
Shares of Common Stock Reserved
     As of March 31, 2006, the Company has reserved 3,423,397 shares of common stock for issuance upon exercise of remaining private placement securities, stock options and Class B common stock convertibility.

7. EARNINGS PER SHARE
     The following is a reconciliation of the numerators and denominators of the basic and diluted Earnings per Share (EPS) computations for net (loss) income and other related disclosures:
(thousands except share and per share data)

	Year ended March 31,
	2006	2005	2004
Numerator:
Net income (loss) from continuing operations	$167	$(3,924)	$(854)
Loss from discontinued operations	(3,105)	(1,734)	(1,133)
Net loss	$(2,938)	$(5,658)	$(1,987)
Denominator:
Weighted average shares outstanding — basic	6,539,572	5,313,573	3,758,170
Effect of dilutive securities:
Shares issuable upon exercise of dilutive outstanding stock options:	320,116	0	0
Weighted average shares outstanding — diluted	6,859,688	5,313,573	3,758,170
Net income (loss) per common share — basic:
Net income (loss) from continuing operations	$.03	$(.74)	$(.23)
Loss from discontinued operations	$(.48)	$(.33)	$(.30)
Net loss	$(.45)	$(1.07)	$(.53)
Net income (loss) per common share — diluted:
Net income (loss) from continuing operations	$.02	$(.74)	$(.23)
Loss from discontinued operations	$(.45)	$(.33)	$(.30)
Net loss	$(.43)	$(1.07)	$(.53)
For the periods in which losses were incurred, shares issuable upon exercise of stock options are excluded from diluted earnings per share because the effect would be anti-dilutive.

8. INCOME TAXES
     The Company’s benefit from (provision for) income taxes consists of the following for the years ended March 31, 2006, 2005 and 2004:

	(in thousands)
	2006	2005	2004
Current:
Federal	$0	$0	$0
Foreign	(576)	(144)	(356)
State	0	0	0

	(576)	(144)	(356)

Deferred:
Federal	(53)	170	208
State	(10)	31	2
Foreign	690	0	82

	627	201	292

	$51	$57	$(64)

     Significant components of the Company’s deferred tax liabilities and assets are as follows at March 31, 2006 and March 31, 2005:

	(in thousands)
	2006	2005
Deferred tax liabilities:
Unremitted earnings on foreign subsidiaries	$(623)	$(497)

Deferred tax assets:
Allowance for doubtful accounts	274	274
Sales commissions	181	240
Net operating loss carryforwards	5,705	4,472
Alternative minimum tax	47	47
Depreciation	150	42
Other	0	47

Subtotal	5,734	4,625
Less valuation allowance	(3,105)	(2,623)

Net deferred tax asset	$2,629	$2,002

     The Company’s effective income tax rate varied from the statutory federal income tax rate for the years ended March 31, 2006, 2005 and 2004 is as follows:

	2006	2005	2004
Statutory federal income tax rate	34.0%	34.0%	34.0%
Adjustments:
State income taxes, net of federal benefit	1.0	1.0	4.0
Foreign tax rate differential	(13.0)	(5.0)	(9.0)
Use of net operating losses	0.0	0.0	0.0
Change in valuation allowance	(18.0)	(30.0)	17.0
Other, including permanent differences	(6.0)	1.0	(49.0)

	(2.0)%	1.0%	(3.0)%

     The Company has U.S. federal net operating losses of approximately $4.8 million that expire through 2025. The Company also has foreign losses from China of approximately $3.8 million that expire through 2011. These net operating loss carryforwards may be limited by Internal Revenue Code section 382, the extent of the limitation has not been determined.
     The valuation allowance increased by $482,000 which includes all foreign tax loss carryforwards other than part of Shanghai United losses. Based on the Company’s historical and expected future taxable earnings, management believes it is more likely than not that the Company will realize the benefit of existing deferred tax assets for US net operating losses of $4.8 million at March 31, 2006.
     As of March 31, 2006, the Company has recorded U.S. federal deferred income taxes on undistributed earnings from some of its foreign subsidiaries of $623,000. It is expected that earnings from majority of its foreign subsidiaries will be permanently reinvested in operations outside the U.S. It is not practical to compute the estimated deferred tax liability on these earnings.
9. COMMITMENTS
Leases
     The Company leases office space, warehouse space, and space for both Beijing United and Shanghai United under operating leases. Future minimum payments under these noncancelable operating leases consist of the following:

(thousands)
Year ending March 31:
2007	$2,403
2008	1,900
2009	1,391
2010	1,268
2011	1,118
Thereafter	2,984

Net minimum rental commitments	$11,064

     The above leases require the Company to pay certain pass through operating expenses and rental increases based on inflation.
     Rental expense was approximately $2,849,000, $2,381,000 and $1,904,000 for the years ended March 31, 2006, 2005 and 2004, respectively.
10. CONCENTRATIONS OF CREDIT RISK
     Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and trade receivables. Substantially all of the Company’s cash and cash equivalents at March 31, 2006 and March 31, 2005 were held by one U.S. financial institution. All of the Company’s sales during the years were to end-users located in China or Hong Kong. Most of the Company’s medical equipment, instrumentation or product sales are accompanied by down payments of cash and/or letters of credit. Most of the Company’s healthcare services provided by United Family Hospitals and Clinics were performed in China for patients residing in China. Approximately 64% of the payments received for such services were denominated in local currency and 36% in U.S. dollars.

     The Company conducts its marketing and sales and provides its services exclusively to buyers located in China, including Hong Kong. The medical services and products provided by United Family Hospitals and Clinics and the marketing of such services are performed exclusively for/to patients in China. The Company’s results of operations and its ability to obtain financing could be adversely affected if there was a deterioration in trade relations between the United States and China.
     Of the Company’s assets at March 31, 2006 and 2005, approximately $42,438,000 and $38,462,000, respectively, of such assets are located in China, consisting principally of cash, receivables, inventories, leasehold improvements, equipment and other assets. Also, see Note 11.
11. SIGNIFICANT CUSTOMERS/SUPPLIERS
     Substantially all China purchases of the Company’s U.S. dollar sales of products, regardless of the end-user, are made through Chinese foreign trade corporations (FTCs). Although the purchasing decision is made by the end-user, which may be an individual or a group having the required approvals from their administrative organizations, the Company enters into formal purchase contracts with FTCs. The FTCs make purchases on behalf of the end-users and are authorized by the Chinese government to conduct import business. FTCs are chartered and regulated by the government and are formed to facilitate foreign trade. The Company markets its products directly to end-users, but in consummating a sale the Company must also interact with the particular FTC representing the end-user. By virtue of its direct contractual relationship with the FTC, rather than the end user, the Company is to some extent dependent on the continuing existence of and contractual compliance by the FTC until a particular transaction has been completed.
     Purchases from several suppliers were each over 10% of total cost of goods. These were Siemens ($18,556,000), Guidant ($11,110,000) and L’Oreal ($10,365,000) for the year ended March 31, 2006. These were Siemens ($21,075,000), Guidant ($13,210,000) and L’Oreal ($15,134,000) for the year ended March 31, 2005. Purchases over 10% for the year ended March 31, 2004 were Siemens, ($14,945,000), Becton-Dickenson ($8,863,000), Guidant ($11,926,000) and L’Oreal ($10,311,000).
12. ACCOUNTING FOR VARIABLE INTEREST ENTITIES (“VIE”)
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
     The Company’s clinics in Shunyi (a densely expatriate-populated suburb of Shunyi County just outside of Beijing), Jianguomen (a district in downtown Beijing) and at the Shanghai Racquet Club (geographically located in a Shanghai expatriate residential district) as well as any future clinics are consolidated VIE’s. These entities were founded for the express purpose of projecting United Family Hospital general patient services closer to a large patient population for the convenience of the patients. These are primarily storefront facilities each with assets of less than $520,000 consisting primarily of cash and leasehold improvements. The Company has full control of these entities and maintains these clinics at a breakeven basis. The impact on future operating income from the consolidation of these entities is not expected to be significant.

13. SEGMENT REPORTING
     The Company has two reportable segments: Healthcare Services and Medical Products. Prior to fiscal year 2006, the Company had three reportable segments, Medical Capital Equipment, Healthcare Products Distribution and Healthcare Services. In fiscal 2006, the Company discontinued the retail sales portion of the Healthcare Products Distribution segment and the remaining portion of the segment was grouped together with the Medical Capital Equipment segment to become the Medical Products Division. Unless otherwise noted, the following segment information has been restated to reflect the new segment structure. The Company evaluates performance and allocates resources based on profit or loss from operations before income taxes, not including gains or losses on the Company’s investment portfolio or foreign exchange gains or losses. All segments follow the accounting policies described in Note 1. The following segment information has been provided per Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information:”
For the year ended March 31, 2006:

	Healthcare	Medical
	Services	Products	Total
Assets	$29,801,000	$26,239,000	$56,040,000

Sales and service revenue	$36,500,000	$54,336,000	$90,836,000
Gross Profit	n/a	13,423,000	n/a
Gross Profit %	n/a	25%	n/a
Income (loss) from continuing operations before foreign exchange gain	$1,585,000	$(1,436,000)	$149,000
Foreign exchange gain			401,000

Income from continuing operations			$550,000

Other (expense) net			(434,000)

Income from continuing operations before income taxes			$116,000

Total consolidated assets of $57,046,000 as of March 31, 2006 include $1,006,000 of assets pertaining to our healthcare products retail business which was discontinued in fiscal year 2006.
For the year ended March 31, 2005:

	Healthcare	Medical
	Services	Products	Total
Assets	$21,304,000	$30,669,000	$51,973,000

Sales and service revenue	$22,801,000	$60,358,000	$83,159,000
Gross Profit	n/a	14,109,000	n/a
Gross Profit %	n/a	23%	n/a
Loss from continuing operations before foreign exchange loss	$(2,844,000)	$(880,000)	$(3,724,000)
Foreign exchange loss			(53,000)

Loss from continuing operations			$(3,777,000)

Other (expense) net			(204,000)

Loss from continuing operations before income taxes			$(3,981,000)

Total consolidated assets of $57,288,000 as of March 31, 2005 include $5,315,000 of assets pertaining to our healthcare products retail business which was discontinued in fiscal year 2006.
For the year ended March 31, 2004:

	Healthcare	Medical
	Services	Products	Total
Assets	*	*	*

Sales and service revenue	$15,954,000	$59,465,000	$75,419,000
Gross Profit	n/a	13,039,000	n/a
Gross Profit %	n/a	22%	n/a
(Loss) income from continuing operations before foreign exchange loss	$(680,000)	$223,000	$(457,000)
Foreign exchange loss			(13,000)

Loss from continuing operations			$(470,000)
Other (expense) net			(98,000)
Loss on equity investment			(222,000)

Loss from continuing operations before income taxes			$(790,000)

*	It is impracticable for us to restate the March 31, 2004 total assets into our new segment structure. Under our old segment structure our assets where distributed as follows: Healthcare Services assets of $12,339,000, Medical Capital Equipment assets of $ 22,987,000 and Healthcare Products Distribution assets of $12,525,000.
14. SUBSEQUENT EVENT
On June 6, 2006, the Company’s joint venture subsidiary, Shanghai United Family Hospital and Clinics (SHU), was served with notice that a contractor involved in constructing the SHU facility has filed suit in China for the payment of $1.01 million (RMB8.13 million) more than the $2.09 million (RMB16.8 million) previously paid. The claim alleged approximately $860,000 (RMB 6.9 million) in owed construction charges and approximately $149,000 (RMB1.2million) in late fees. As of May 28, 2006 based on the most current independently audited analysis, the Company has accrued $280,000 (RMB 2.25 million) against the claimed construction charges, thus reducing the outstanding amount of the claim to approximately $971,000 (RMB 7.8 million).
The Company has been engaged in discussions with the contractor over a period of months regarding the disputed amounts, which are regularly subjected to the Company’s project audits to determine propriety and payment. The Company believes that the lawsuit is a tactic exploited by the contractor in order to induce undue concessions. In addition, the lawsuit allowed the contractor to preemptively place a lien on the subsidiary’s bank accounts for $1 million (RMB8.03 million) prior to the lawsuit’s hearing, which is permitted under Chinese law, even at such an early stage of the lawsuit.
Based on the Company’s continuing project audits and other experience, it believes that the lawsuit significantly exceeds the actual amount payable and intends to immediately and vigorously seek release of the lien and defend the action. Notwithstanding the original claimed amount , as noted above the amount in dispute currently is approximately $971,000 (RMB 7.8 million) by virtue of accruals and payments to date.

15. SELECTED QUARTERLY DATA (UNAUDITED)
(thousands except per share data)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
For the year ended March 31, 2006:

Revenue
	$22,197	$22,733	$22,621	$23,285
(Loss) income from continuing operations before income taxes	(766)	502	222	158
Net (loss) income from continuing operations	(581)	189	439	120
Net (loss)	(1,364)	(717)	(463)	(394)

(Loss) income per share of common stock — basic
Net (loss) income from continuing operations	(.09)	.03	.07	.02
Net (loss)	(.21)	(.11)	(.07)	(.06)
(Loss) income per share of common stock — diluted
Net (loss) income from continuing operations	(.09)	.03	.07	.02
Net (loss)	(.21)	(.11)	(.07)	(.06)

Cash dividends per share of common stock	.00	.00	.00	.00

For the year ended March 31, 2005:

Revenue	$21,756	$22,996	$17,404	$21,003
Income (loss) from continuing operations before income taxes	690	504	(3,245)	(1,930)
Net income (loss) from continuing operations	504	455	(3,559)	(1,324)
Net income (loss)	244	(89)	(3,713)	(2,100)

Income (loss) per share of common stock — basic
Net income (loss) from continuing operations	.10	.09	(.66)	(.24)
Net income (loss)	.05	(.02)	(.69)	(.38)
Income (loss) per share of common stock — diluted
Net income (loss) from continuing operations	.09	.09	(.66)	(.24)
Net income (loss)	.04	(.02)	(.69)	(.38)

Cash dividends per share of common stock	.00	.00	.00	.00

For the year ended March 31, 2004:

Revenue	$17,161	$18,446	$18,298	$21,514
(Loss) income from continuing operations before income taxes	(1,429)	829	(432)	242
Net (loss) income from continuing operations	(1,041)	671	(313)	(171)
Net (loss) income	(1,338)	219	(383)	(485)

(Loss) income per share of common stock — basic
Net (loss) income from continuing operations	(.28)	.18	(.08)	(.04)
Net (loss) income	(.36)	.06	(.10)	(.13)
Diluted (loss) income earnings per share of common stock
Net (loss) income from continuing operations	(.28)	.15	(.08)	(.04)
Net (loss) income	(.36)	.05	(.10)	(.13)

Cash dividends per share of common stock	.00	.00	.00	.00

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     Previously disclosed in the Current Report on Form 8-K filed by the Company on October 4, 2004.
ITEM 9A. CONTROLS AND PROCEDURES
     Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(1) The following consolidated financial statements of Chindex International, Inc. are included in Part II, Item 8:
Reports of Independent Registered Public Accounting Firms.
Consolidated Balance Sheets as of March 31, 2006 and March 31, 2005.
Consolidated Statements of Operations for the years ended March 31, 2006, 2005 and 2004.
Consolidated Statements of Cash Flows for the years ended March 31,2006, 2005 and 2004.
Consolidated Statements of Stockholders’ Equity for the years ended March 31, 2006 , 2005 and 2004.
Notes to Consolidated Financial Statements.
(a)(2) The following financial statement schedule of Chindex International is included in Item 15(d):
Schedule II Valuation and Qualifying Accounts.

	Balance		Additions		Balance
	beginning	Additions	not		end
Description (amounts in thousands)	of year	expensed	expensed	Deductions	of year
For the year ended March 31, 2006:
Allowance for doubtful receivables	$1,851	$797	$24	$422	$2,250
Deferred income tax valuation allowance	2,623	482	0	0	3,105

Total allowances deducted from assets	$4,474	$1,279	$24	$422	$5,355

For the year ended March 31, 2005:
Allowance for doubtful receivables	$1,131	$1,428	$0	$708	$1,851
Deferred income tax valuation allowance	1,203	1,420	0	0	2,623

Total allowances deducted from assets	$2,334	$2,848	$0	$708	$4,474

For the year ended March 31, 2004:
Allowance for doubtful receivables	$1,001	$777	$0	$647	$1,131
Deferred income tax valuation allowance	456	278	469	0	1,203

Total allowances deducted from assets	$1,457	$1,055	$469	$647	$2,334
All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.
(b) Exhibits
The exhibits listed below are filed as a part of this annual report:
3.1	Amended and Restated Certificate of Incorporation of the Company dated October 28, 2004. Incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2005.

3.2	By-laws of the Company. Incorporated by reference to Annex C to the Proxy Statement.

4.1	Form of Specimen Certificate representing the Registrant’s Common Stock. Incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form SB-2 (No. 33-78446) (The “IPO Registration Statement”).

4.2	Form of Specimen Certificate representing Class B Common Stock. Incorporated by reference to Exhibit 4.3 to the IPO Registration Statement.

10.1	The Company’s 1994 Stock Option Plan, as amended as of July 17, 2001. Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the six months ended June 30, 2001.

10.2	The Company’s 2004 Stock Incentive Plan. Incorporated by reference to Annex B to the Company’s Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on September 14, 2004.

10.3	Lease Agreement, dated as of March 1994, between the Company and Central Properties Limited Partnership, relating to the Company’s Bethesda, Maryland facility. Incorporated by reference to Exhibit 10.4 to the IPO Registration Statement.

10.4	First Amendment to Lease, dated as of June 26, 1996, between the Company and Central Properties Limited Partnership, relating to additional space at the Company’s Bethesda, Maryland facility. Incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997.

10.5	Lease Agreement between the School of Posts and Telecommunications and the Company dated November 8, 1995. Incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995.

10.6	Amendments Numbers One, Two and Three to the Lease Agreement between the School of Posts and Telecommunications and the Company dated November 8, 1995, each such amendment dated November 26, 1996. Incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997.

10.7	Lease Agreement dated May 10, 1998, between the School of Posts and Telecommunications and the Company relating to the lease of additional space. Incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998.

10.8	Contractual Joint Venture Contract between the Chinese Academy of Medical Sciences Union Medical & Pharmaceutical Group Beijing Union Medical & Pharmaceutical General Corporation and the Company, dated September 27, 1995. Incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995.

10.9	First Investment Loan Manager Demand Promissory Note dated July 10, 1997 between First National Bank of Maryland and the Company. Incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997.

10.10	Distribution Agreement dated October 11, 2001 between Siemens AG and the Company, Incorporated by reference to Exhibit 10.18 to the Company’s Quarterly Report on Form 10-Q for the nine months ended September 30, 2001.

10.11	Second amendment to lease, dated as of November 24, 2000, between the Company and Central Properties Limited Partnership, relating to the extension of the lease term for the Company’s Bethesda, Maryland offices. Incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

10.12*	Employment Agreement, dated as of September 1, 2001, between the Company and Roberta Lipson. Incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

10.13*	Employment Agreement, dated as of September 1, 2001, between the Company and Elyse Beth Silverberg. Incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

10.14*	Employment Agreement, dated as of September 1, 2001, between the Company and Lawrence Pemble. Incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

10.15*	Amendment to Employment Agreement dated November 1, 2004, between the Company and Roberta Lipson, incorporated by reference to Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2004.

10.16*	Amendment to Employment Agreement dated November 1, 2004, between the Company and Elyse Beth Silverberg, incorporated by reference to Exhibit 10.17 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2004.

10.17*	Amendment to Employment Agreement dated November 1, 2004, between the Company and Lawrence Pemble, incorporated by reference to Exhibit 10.18 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2004.

10.18	Contractual Joint Venture Contract between Shanghai Changning District Central Hospital and the Company, dated February 9, 2002. Incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

10.19	Lease Agreement between Shanghai Changning District Hospital and the Company related to the lease of the building for Shanghai United Family Hospital. Incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

10.20	Lease Agreement between China Arts & Crafts Import & Export Corporation and Chindex (Beijing) Consulting Incorporated related to the lease of the building for the Company’s main office in Beijing+. Incorporated by reference to Exhibit 10.17 to the Company’s Quarterly Report on Form 10-Q for the six months ended June 30, 2002.

10.21	Agreement between Siemens AG and the Company for long term payment of vendor invoices. Incorporated by reference to Exhibit 10.18 to the Company’s Quarterly Report on Form 10-Q for the nine months ended September 30, 2002.

10.22	Form of Securities Purchase Agreement dated as of March 29, 2004 among the Company and the purchasers thereunder. Incorporated by reference to Exhibit 10.19 to the Company’s Registration Statement on Form S-1 (No. 333-114299).

10.23	Form of Securities Purchase Agreement dated as of March 21, 2005 among the Company and the purchasers thereunder. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 21, 2005.

10.24	Form of Common Stock Purchase Warrant issued to investors on March 24, 2005. Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated March 21, 2005.

21.1	List of subsidiaries. Incorporated by reference to Exhibit 21.1 to the Company’s Registration Statement on Form S-3 (No. 333-123975).

23.1	Consent of Independent Registered Public Accounting Firm (filed herewith)

23.2	Consent of Independent Registered Public Accounting Firm (filed herewith)

31.1	Certification of the Company’s Chief Executive Officer Pursuant to Rule 13a-14(a) (filed herewith)

31.2	Certification of the Company’s Executive Vice President Finance Pursuant to Rule 13a-14(a) (filed herewith)

31.3	Certification of the Company’s Principal Accounting Officer Pursuant to Rule 13a-14(a) (filed herewith)

32.1	Certification of the Company’s Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 (filed herewith)

32.2	Certification of the Company’s Executive Vice President Finance Pursuant to 18 U.S.C. Section 1350 (filed herewith)

32.3	Certification of the Company’s Principal Accounting Officer Pursuant to 18 U.S.C. Section 1350 (filed herewith)

*	Exhibits related to Executive Compensation

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINDEX INTERNATIONAL, INC.

Dated: June 23, 2006	By: /s/ Roberta Lipson
Roberta Lipson
Chief Executive Officer
(principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Dated: June 23, 2006	By: /s/ A. Kenneth Nilsson
A. Kenneth Nilsson
Chairman of the Board

Dated: June 23, 2006	By: /s/ Roberta Lipson
Roberta Lipson
Chief Executive Officer and Director
(principal executive officer)

Dated: June 23, 2006	By: /s/ Lawrence Pemble
Lawrence Pemble
Executive Vice President-Finance and Director
(principal financial officer)

Dated: June 23, 2006	By: /s/ Elyse Beth Silverberg
Elyse Beth Silverberg
Executive Vice President, Secretary and Director

Dated: June 23, 2006	By: /s/ Cheryl Chartier
Cheryl Chartier
Corporate Controller
(principal accounting officer)

Dated: June 23, 2006	By: /s/ Douglas B. Grob
Douglas B. Grob
Director

Dated: June 23, 2006	By: /s/ Holli Harris
Holli Harris
Director

Dated: June 23, 2006	By: /s/ Carol R. Kaufman
Carol R. Kaufman
Director

Dated: June 23, 2006	By: /s/ Julius Y. Oestreicher
Julius Y. Oestreicher
Director