Form 10-K/A
period 2006-03-31
CHINDEX INTERNATIONAL INC
filed 2006-07-26
CIK 922717

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
The number of shares outstanding of each of the issuer’s class of common equity, as of July 12, 2006, was 5,969,623 shares of Common Stock and 775,000 shares of Class B Common Stock.
Documents Incorporated by Reference: None.

INTRODUCTORY NOTE
     Chindex International, Inc. (the “Company,” “Chindex,” “we,” “us” or “our”) is filing this Amendment No. 1 on Form 10-K/A to our Annual Report on Form 10-K for the fiscal year ended March 31, 2006 (the “Report”) for the purpose of including information that was to be incorporated by reference from our definitive proxy statement pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We will not file our proxy statement within 120 days of our fiscal year ended March 31, 2006, and are, therefore, amending and restating in their entirety Items 10, 11, 12, 13 and 14 of Part III of the Report. We anticipate filing our definitive proxy statement in August 2006 for our 2006 Annual Stockholder Meeting, which is currently scheduled to be held on September 12, 2006. In addition, in connection with the filing of this Amendment and pursuant to Rules 12b-15 and 13a-14 under the Exchange Act, we are including with this Amendment a currently dated certification. Except as described above, no other amendments are being made to the Report. This Form 10-K/A does not reflect events occurring after the June 28, 2006 filing of our Report, modify or update the disclosure contained in the Report in any way other than as required to reflect the amendments discussed above and reflected below.

PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
     The directors and executive officers of the Company and their present positions with the Company are as follows:

Name	Positions with the Company

A. Kenneth Nilsson(a)(b)(c)	Chairman of the Board of Directors
Roberta Lipson	Chief Executive Officer and Director
Elyse Beth Silverberg	Executive Vice President, Secretary and Director
Lawrence Pemble	Executive Vice President, Chief Financial Officer, Treasurer, Assistant Secretary and Director
Julius Y. Oestreicher(a)(b)(c)	Director
Carol R. Kaufman(a)(b)	Director
Douglas B. Grob	Director
Holli Harris(a)	Director

(a)	Member of the Audit Committee.

(b)	Member of the Compensation Committee.

(c)	Member of the Governance and Nominating Committee.
     All directors of the Company hold office until the next annual meeting of the stockholders and until their successors have been duly elected and qualified. The officers of the Company are elected by the Board of Directors at the first meeting after each annual meeting of the Company’s stockholders and hold office until their resignation, removal from office or death.
     Set forth below is certain information with respect to each director:
     Roberta Lipson, 51, co-founded the Company in 1981. Ms. Lipson served as the Chairman of the Board of Directors from 1981 until 2004 and has served as the Chief Executive Officer since 1981. From 1979 until founding the Company in 1981, Ms. Lipson was employed in China by Sobin Chemical, Inc., a worldwide trading company, as Marketing Manager, coordinating marketing and sales of various equipment in China. Ms. Lipson was employed by Schering-Plough Corp. in the area of product marketing until 1979. Ms. Lipson received a B.A. degree in East Asian Studies from Brandeis University and an MBA degree from Columbia University Graduate School of Business.
     Elyse Beth Silverberg, 49, co-founded the Company in 1981. Ms. Silverberg has served as the Company’s Executive Vice President and Secretary and as a Director since that time. Prior to founding the Company, from 1980 to 1981, Ms. Silverberg worked with Ms. Lipson at Sobin Chemical, Inc. and was an intern in China with the National Council for U.S.-China Trade from 1979 to 1980. Ms. Silverberg received a B.A. degree in Chinese Studies and History from the State University of New York at Albany.
     Lawrence Pemble, 49, joined the Company in 1984 and has served as Executive Vice President and Chief Financial Officer since January 1996. From 1986 until 1996, Mr. Pemble served as Vice President of Marketing. From 1986 through April 1992 and September 1993 to the present, Mr. Pemble has also served as a Director of the Company. Prior to joining the Company, Mr. Pemble was employed by China Books and Periodicals, Inc. as Manager, East Coast Center. Mr. Pemble received a B.A. degree in Chinese Studies and Linguistics from the State University of New York at Albany.
     A. Kenneth Nilsson, 73, has served as a Director of the Company since January 1996. Mr. Nilsson formerly served as President of Cooper Laboratories, Inc.; President of Cooper Lasersonics, Inc.; Managing Director of Pfizer Taito Ltd.; President of Max Factor, Japan; and Chairman of the Monterey Institute of International

Studies. Mr. Nilsson received a B.A. degree from the University of Southern California and an M.A. degree from the University of California.
     Julius Y. Oestreicher, 76, has served as a Director of the company since January 1996. Mr. Oestreicher has been a partner with the law firm of Oestreicher & Ennis, LLP and its predecessor firms for thirty years, engaging primarily in estate, tax and business law. Mr. Oestreicher received a B.S. degree in Business Administration from City College of New York and a J.D. degree from Fordham University School of Law.
     Carol R. Kaufman, 57, has served as a Director of the Company since November 2000. Ms. Kaufman has been Vice President and Chief Administrative Officer of The Cooper Companies, a medical device company, since October 1995 and was elected Vice President of Legal Affairs in March 1996. From January 1989 through September 1995, she served as Vice President, Secretary and Chief Administrative Officer of Cooper Development Company, a healthcare and consumer products company that was a former affiliate of The Cooper Companies. Ms. Kaufman received her undergraduate degree from Boston University.
     Douglas B. Grob, 43, has served as a Director of the Company since August 2004. From 1994 to 2001, Mr. Grob was a Ph.D. student, teaching assistant and research affiliate in the Department of Political Science at Stanford University. From 2001 to 2002, Mr. Grob served as a Research Fellow at the Asia-Pacific Research Center at Stanford University. In addition, from 2000 to 2002, Mr. Grob was a Visiting Scholar at the School of Law of Beijing University. Since 2002, Mr. Grob has been an Assistant Professor in the Department of Government and Politics at the University of Maryland. Mr. Grob received an A.B. degree from the University of Pennsylvania, two Masters degrees, and a Ph.D. in political science from Stanford University.
     Holli Harris, 39, has served as a Director of the Company since August 2004. From 2000 to 2001, Ms. Harris served as Business Development Manager for Frog Design Inc., an international industrial design firm. During 2001, Ms. Harris was a Product Development Contractor for Johnson Controls, Inc., a designer and manufacturer of automotive and facilities interior systems. During 2002, Ms. Harris was a Senior Licensing Manager for Illumigen Biosciences, Inc., which is in the business of proprietary genetic technologies. In 2003, Ms. Harris was a Financial Analyst with Amgen Inc., an international biotechnology and pharmaceutical firm. Currently, Ms. Harris is a Revenue Analyst for Corbis Corporation, which is an international visual and image solutions provider. In addition, Ms. Harris previously worked for the U.S. State Department at the U.S. Embassy in Moscow. Ms. Harris has a dual degree in Russian and International Relations from the University of California – Davis and an MBA in Finance from the University of Michigan.
Audit Committee and Audit Committee Financial Expert
     The Board of Directors has a standing Audit Committee. The Board has affirmatively determined that each director who serves on the Audit Committee is independent, as the term is defined by applicable Nasdaq and Securities and Exchange Commission (“SEC”) rules. During fiscal 2006, the Audit Committee consisted of Mr. Nilsson, Mr. Oestreicher, Ms. Kaufman and Ms. Harris. The Board of Directors has determined that Mr. Nilsson is an audit committee financial expert as defined by SEC rules. The Audit Committee regularly meets with the Company’s independent registered public accounting firm outside the presence of management.
Section 16(a) Beneficial Ownership Reporting Compliance
     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s directors and executive officers, and persons who own more than 10% of the Company’s capital stock, to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) reports they file. To the Company’s knowledge, based solely upon review of the copies of such reports furnished to the Company during the one-year period ended March 31, 2006, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% stockholders were complied with.

Code of Ethics
     The Company has adopted a Code of Business Conduct, which is applicable to all of its directors, officers and employees, including the principal executive officer, the principal financial officer and the principal accounting officer. Certain sections of the Code are also applicable to the Board of Directors. The Code is available on the Company’s website at www.chindex.com. The Company intends to post amendments to or waivers from the Code to the extent applicable to its chief executive officer, principal financial officer or principal accounting officer.
Compensation of Directors
     Each director who is not an employee of the Company is paid for serving on the Board of Directors a retainer at the rate of $3,000 per annum and an additional $1,000 for each meeting of the Company’s stockholders attended, $500 for each meeting of the Board of Directors attended and $300 for each meeting of a committee of the Board of Directors attended. The Company also reimburses each director for reasonable expenses in attending meetings of the Board of Directors. Directors also receive stock options as determined by the Board of Directors. Directors who are also employees of the Company are not separately compensated for their services as directors. The Company has granted options to purchase shares of the Company’s Common Stock to its outside directors on an annual basis but not in standardized amounts from year to year. During fiscal 2006, each outside director was granted options to purchase 15,000 such shares.
ITEM 11. EXECUTIVE COMPENSATION
Summary Compensation Table
     The following table sets forth information concerning the annual and long term compensation during our last three fiscal years of our chief executive officer and other most highly compensated executive officers whose salary and bonus for fiscal 2006 exceeded $100,000 for services rendered in all capacities to us and our subsidiaries:

						Long Term
	Annual Compensation					Compensation
						Securities
				Other Annual		Underlying
Name and Principal Position	Year	Salary	Bonus	Compensation		Options
Roberta Lipson	2006	$220,000	$6,250	$95,250	(a)	38,000	(c)
Chief Executive Officer	2005	$199,255	$6,250	$140,833	(a)	25,000	(f)
	2004	$184,437	—	$139,562	(a)

Elyse Beth Silverberg	2006	$197,000	$6,250	$59,537	(b)	38,000	(c)
Executive Vice President and	2005	$185,687	$6,250	$105,121	(b)	25,000	(f)
Secretary	2004	$177,606	—	$99,062	(b)

Lawrence Pemble	2006	$195,000	$6,250	—		67,000	(d)
Executive Vice President and	2005	$180,869	$6,250	—		25,000	(f)
Chief Financial Officer	2004	$170,775	—	—

Robert C. Goodwin, Jr. (g)	2006	$135,833	$6,250	—		6,000	(e)
	2005	$176,726	$6,250	—		25,000	(f)
	2004	$167,244	—	—

(a)	Includes tuition expenses for Ms. Lipson’s sons in China in the amounts of $38,300 in the year ended March 31, 2006 (“fiscal 2006”), $38,300 in the year ended March 31, 2005 (“fiscal 2005”) and $36,600 in the year ended March 31, 2004 (“fiscal 2004”). Also includes rental expenses of $50,167 in fiscal 2006 and $96,000 in fiscal 2005 and 2004, for Ms. Lipson’s housing in China. Also includes $3,563, $3,313 and $3,062 in fiscal 2006, 2005 and 2004, respectively, representing our matching contributions as deferred compensation under our 401(k) plan.

(b)	Includes rental expense in the amount of $50,167 in fiscal 2006 and $96,000 in each of fiscal 2005 and 2004, for Ms. Silverberg’s housing in China. Also includes $3,563, $3,313 and $3,062 in fiscal 2006, 2005 and 2004, respectively, representing our matching contribution as deferred compensation under our 401(k) plan.

(c)	Represents a grant to each of these executives on July 8, 2005 for 11,000 options at a closing market price per share of Common Stock on that day of $4.47 plus a grant on February 7, 2006 for 27,000 options at a closing market price per share of Common Stock on that day of $6.54.

(d)	Represents a grant to this executive on July 8, 2005 for 11,000 options at a closing market price per share of Common Stock on that day of $4.47 plus a grant on February 7, 2006 for 56,000 options at a closing market price per share of Common Stock on that day of $6.54.

(e)	Represents a grant to this executive on July 8, 2005 for 6,000 options at a closing market price per share of Common Stock on that day of $4.47.

(f)	Represents a grant to each executive on April 26, 2004 of options to purchase an aggregate of 25,000 shares of Common Stock and a closing market price per share of the Common Stock on that date of $12.29.

(g)	For fiscal years 2004, 2005 and for the period from April 1, 2005 through September 16, 2005, Mr. Goodwin served as the Company’s Executive Vice President of Operations, Treasurer, Assistant Secretary and General Counsel. For the period from September 19, 2005 to March 31, 2006 Mr. Goodwin served as the Company’s Legal Counsel.

Option Grants in Last Fiscal Year

	Individual Grants
			Percentage of
	Number of		Total Options/			Potential Realizable Value at
	Securities		SARs			Assumed Annual Rates of
	Underlying		Granted to	Exercise or		Stock Price Appreciation for
	Options/SARs		Employees in	Base Price	Expiration	Option Term(e)
Name	Granted (#)		Fiscal Year(d)	(#/Sh)	Date	5% ($)	10% ($)
Roberta Lipson	11,000	(a)	2.5%	4.47	7/8/15	$30,923	$78,364
Roberta Lipson	27,000	(b)	6.0%	6.54	2/7/16	$111,050	$281,423
Elyse Beth Silverberg	11,000	(a)	2.5%	4.47	7/8/15	$30,923	$78,364
Elyse Beth Silverberg	27,000	(b)	6.0%	6.54	2/7/16	$111,050	$281,423
Lawrence Pemble	11,000	(a)	2.5%	4.47	7/8/15	$30,923	$78,364
Lawrence Pemble	56,000	(b)	12.5%	6.54	2/7/16	$230,326	$583,692
Robert C. Goodwin, Jr.	6,000	(c)	1.3%	4.47	7/8/15	$16,867	$42,744

(a)	Consists of options to purchase 11,000 shares of Common Stock that were exercisable 33% immediately, 33% on the first anniversary of the grant date and 34% on the second anniversary of the grant date. The unvested portion of these options was accelerated in February 2006. These options are intended to be incentive stock options in accordance with Section 422 of the Internal Revenue code of 1986 and non-qualified options otherwise

(b)	Consists of options to purchase number of shares Common Stock noted above which were immediately exercisable and that are intended to be incentive stock options in accordance with Section 422 of the Internal Revenue Code of 1986 and non-qualified options otherwise.

(c)	Consists of options to purchase 6,000 shares of Common Stock which were immediately exercisable and that are intended to be incentive stock options in accordance with Section 422 of the Internal Revenue Code of 1986.

(d)	Percentages are based on grants in fiscal 2006 to purchase an aggregate of 449,050 shares of our common stock pursuant to our 2004 Stock Incentive Plan.

(e)	Potential realizable values are computed by multiplying the number of shares of common stock subject to a given option by the assumed value of our common stock, assuming that the aggregate stock value compounds from the fair market value of the stock on the date of grant at the annual 5% or 10% rate shown in the table for the entire term of the option and subtracting from that result the aggregate option exercise price. These numbers are calculated based on Securities and Exchange Commission requirements and do not reflect our projection or estimate of future stock price growth.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Option Values
     The following table provides summary information concerning stock options held as of March 31, 2006 by our chief executive officer and by the other executive officers named in the summary compensation table above.

Value of Unexercised
			Number of Securities	in-the-Money
			Underlying Unexercised	Options
	Shares		Options at Fiscal Year End	at Fiscal Year End
	Acquired on	Value	Exercisable/	Exercisable/
Name	Exercise (#)	Realized ($)	Unexercisable	Unexercisable(a)
Roberta Lipson	—	—	159,800/0	$783,043/0
Elyse Beth Silverberg	—	—	159,800/0	$783,043/0
Lawrence Pemble	5,000	$10,274	162,000/0	$672,146/0
Robert C. Goodwin, Jr.	167,820	$901,621	25,000/0	$0/0

(a)	Based on the closing price per share of $9.06 on March 31, 2006, the last trading day of fiscal 2006.
Employment Agreements
     In 2001, we entered into five-year employment agreements with each of Ms. Lipson, Ms. Silverberg and Mr. Pemble. The employment agreements were amended in 2004 solely to give effect to adjusted base salaries, subject to annual review and adjustment as determined by us, of $220,000, $197,000 and $195,000, respectively. Each such executive officer also receives additional benefits, including those generally provided to our other executive officers. In addition, each of Mmes. Lipson and Silverberg also receives reimbursement of expenses relating to residing in China. Each employment agreement also provides certain additional compensation in the case of a departure related to a change of control of the Company, including the payment of three times the annual salary and bonus. Each agreement also contains non-competition provisions that preclude each executive from competing with us for a period of two years from the date of termination of employment. We have obtained individual term life insurance covering Ms. Lipson in the amount of $2,000,000. We are the sole beneficiary under this coverage.
Compensation Committee Interlocks and Insider Participation
     The members of the Company’s compensation committee are Mr. Oestreicher, as Chair, Ms. Kaufman and Mr. Nilsson. No member of the compensation committee has a relationship that would constitute an interlocking relationship with executive officers or directors of another entity.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
Security Ownership Table
     The following table sets forth information as to the ownership of shares of the Company’s Common Stock and Class B Common Stock as of June 30, 2006 with respect to (i) holders known to the Company to beneficially own more than five percent (5%) of the outstanding Common Stock or the Class B Common Stock, (ii) each director, (iii) the Company’s Chief Executive Officer and each other executive officer whose annual cash compensation for fiscal 2006 exceeded $100,000 and (iv) all directors and executive officers of the Company as a group.

	Amount and Nature
	Of Beneficial
	Ownership(b)(c)			Percent of
			Class B		Class B
Name and Address of	Common		Common	Common	Common
Beneficial Stockholder(a)	Stock		Stock(d)	Stock	Stock	Combined(e)
Roberta Lipson	161,012	(f)	440,000 (g)	2.7%	56.8%	26.4%
Elyse Beth Silverberg	180,972	(h)	260,500	3.0	33.6	16.4
Lawrence Pemble	173,148	(i)	74,500	2.9	9.6	5.8
Robert C. Goodwin, Jr.	31,508	(j)	—	*	—	*
Julius Y. Oestreicher	141,480	(k)	—	2.4	—	1.3
A. Kenneth Nilsson	159,532	(l)	—	2.7	—	1.5
Carol R. Kaufman	84,360	(m)	—	1.4	—	*
Douglas B. Grob	15,030	(n)	—	*	—	*
Holli Harris	15,000	(o)	—	*	—	*
Neon Liberty Capital
Management LLC
230 Park Avenue, Suite 865
New York, NY 10169	456,290	(p)	—	7.7	—	4.3
Federated Investors, Inc.
Federated Investors Tower
Pittsburgh, PA 15222	670,200	(q)	—	11.3	—	6.3
Gotham Holdings, L.P.
650 Fifth Ave,
6th Floor
New York, NY 10019	325,500	(r)	—	5.5	—	3.1
Andrew Edward and Ronit
Martine Gold
10835 Lockland Road
Potomac, MD 20854	336,211	(s)	—	5.6	—	3.2
All executive officers and directors as a group
(9 persons)	962,042	(t)	775,000	16.2	100.0	52.9

*	Less than 1%.

(a)	Unless otherwise indicated, the business address of each person named in the table is c/o Chindex International, Inc., 7201 Wisconsin Avenue, Bethesda, Maryland 20814.

(b)	Except as otherwise indicated, each of the parties listed has sole voting and investment power with respect to all shares indicated below.

(c)	Beneficial ownership is calculated in accordance with Regulation S-K as promulgated by the Commission.

(d)	Our Common Stock is entitled to one vote per share and our Class B Common Stock is entitled to six votes per share.

(e)	Indicates percentage voting power represented by beneficial ownership when the Class B Common Stock and Common Stock vote together, based on total outstanding as of June 30, 2006 of 775,000 shares of Class B Common Stock and 5,957,623 shares of Common Stock.

(f)	Includes 159,800 shares underlying options that are currently exercisable with respect to all of the underlying shares.

(g)	Includes 20,000 shares held by each of the Ariel Benjamin Lee Trust, Daniel Lipson Plafker Trust and Jonathan Lipson Plafker Trust, all of which Ms. Lipson is a trustee.

(h)	Includes 159,800 shares underlying options that are currently exercisable.

(i)	Includes 162,000 shares underlying options that are currently exercisable.

(j)	Includes 25,000 shares underlying options that are currently exercisable.

(k)	Represents shares underlying options that are currently exercisable.

(l)	Includes 153,480 shares underlying options that are currently exercisable.

(m)	Represents shares underlying options that are currently exercisable.

(n)	Includes 15,000 shares underlying options that are currently exercisable.

(o)	Represents shares underlying options that are currently exercisable.

(p)	The amount and nature of beneficial ownership of these shares by Neon Liberty Capital Management LLC is based solely on a Schedule 13G filed by it with the Commission. The Schedule 13G indicates that the following natural persons share investment decisions over our shares owned by Neon Liberty Capital Management LLC: Satyen Mehta, Alejandro Baez-Sacasa and Fang Zheng. We have no independent knowledge of the accuracy or completeness of the information set forth in the Schedule 13G, but have no reason to believe that such information is not complete or accurate.

(q)	The amount and natures of beneficial ownership of these shares by Federated Investors, Inc. is based solely on a Schedule 13G/A filed by it with the Commission. The Schedule 13G/A indicates that Federated Investors, Inc. is the parent holding company of Federated Equity Management Company of Pennsylvania and Federated Global Investment Management Corp., which act as investment advisers to registered investment companies and separate accounts that own shares of our common stock. The Investment Advisers are wholly owned subsidiaries of FII Holdings, Inc., which is wholly owned subsidiary of Federated Investors, Inc., the Parent. All of the Parent’s outstanding voting stock is held in the Voting Shares Irrevocable Trust for which John F. Donahue, Rhodora J. Donahue and J. Christopher Donahue act as trustees. We have no independent knowledge of the accuracy or completeness of the information set forth in the Schedule 13G, but have no reason to believe that such information is not complete or accurate.

(r)	The amount and nature of beneficial ownership of these shares by Gotham Holdings, L.P. is based solely on a Schedule 13G filed by it with the Commission. The Schedule 13G indicates that Russell Anmuth has investment decision over our shares. We have no independent knowledge of the accuracy or completeness of the information set forth in the Schedule 13G, but have no reason to believe that such information is not complete or accurate.

(s)	The amount and nature of beneficial ownership of these shares by Andrew Edward Gold and Ronit Martine Gold is based solely on a Schedule 13G filed by them with the Commission. We have no independent knowledge of the accuracy or completeness of the information set forth in the Schedule 13G, but have no reason to believe that such information is not complete or accurate.

(t)	Includes 915,920 underlying options that are currently exercisable with respect to all of the underlying shares.

Equity Compensation Plan Information

	(a)	(b)	(c)
Number of securities remaining
	Number of securities to	Weighted-average	available for the future issuance
	be issued upon exercise	exercise price of	under equity compensation
	of outstanding options,	outstanding options,	plans (excluding securities
Plan Category	warrants and rights	warrants and rights	reflected in column (a))
Equity compensation plans approved by security holders	1,315,742	$5.53	72,282

Equity compensation plans not approved by security holders	N/A	N/A	N/A

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
     Not applicable.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
     During the last two fiscal years, the aggregate fees billed by BDO Seidman, LLP were as follows:

	Fiscal Year	Fiscal Year
	Ended March 31,	Ended March 31,
	2006	2005
Audit Fees: (a)	$379,400	$305,100
Audit-Related Fees: (b)	27,300	39,700
Tax Fees: (c)	24,700	20,100

Total	$431,400	$364,900

(a)	Represents fees for professional services provided in connection with the audit of our annual financial statements and review of our quarterly financial statements, advice on accounting matters that arose during the audit and audit services provided in connection with other statutory or regulatory filings.

(b)	Represents fees in each year for services provided in connection with Company filings with the SEC including a Company registration statement declared effective by the SEC in such year and other miscellaneous items not otherwise included in the categories above.

(c)	Represents fees for international and U.S. tax planning and compliance services as well as consultations and assistance surrounding matters with various income and sales tax authorities.
         The Audit Committee has determined that the provision by BDO Seidman LLP of non-audit services is compatible with maintaining the independence of BDO Seidman LLP. In accordance with its charter, the Audit Committee approves in advance all audit and non-audit services to be provided by BDO Seidman LLP. In certain cases, the Audit Committee may delegate authority to pre-approve non-audit services on a preliminary basis to one or more members of the Audit Committee, provided that such pre-approvals are communicated to the full Committee at its next meeting. During fiscal 2006, all services were pre-approved by Audit Committee in accordance with this policy.
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
     (a)(3) Exhibits
     The following exhibits are filed as part of this Report:
31.4	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.5	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.6	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     In accordance with Section 13 or 15(d) of the Exchange Act, the Company caused this Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINDEX INTERNATIONAL, INC.
July 21 , 2006	By:	/s/ Lawrence Pemble

Executive Vice President and
Chief Financial Officer