Form 10-Q
period 2006-06-30
CHINDEX INTERNATIONAL INC
filed 2006-08-14
CIK 922717

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
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
Large accelerated filer ☐          Accelerated filer ☐          Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of each of the issuer’s class of common equity, as of August 4, 2006, was 5,979,303 shares of Common Stock and 775,000 shares of Class B Common Stock.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 4. CONTROLS AND PROCEDURES
PART II. OTHER INFORMATION
ITEM 1A. RISK FACTORS
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES
Exhibit 10.12
Exhibit 10.13
Exhibit 10.14
Exhibit 31.1
Exhibit 31.2
Exhibit 31.3
Exhibit 32.1
Exhibit 32.2
Exhibit 32.3

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CHINDEX INTERNATIONAL, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(thousands except share data)
(Unaudited)

	June 30, 2006	March 31, 2006

ASSETS
Current assets:
Cash and cash equivalents	$9,727	$9,034
Restricted cash	199	383
Trade accounts receivable, less allowance for doubtful accounts of $2,549 and $2,250, respectively
Equipment sales receivables	9,511	7,685
Patient service receivables	4,710	5,468
Inventories, net	8,878	8,681
Deferred income taxes	160	177
Other current assets	3,029	2,322
Current assets of discontinued operations	657	1,006

Total current assets	36,871	34,756
Property and equipment, net	19,406	19,119
Long-term deferred income taxes	2,023	2,452
Other assets	673	719

Total assets	$58,973	$57,046

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$22,527	$21,727
Short-term portion of capitalized leases	46	50
Short-term debt and vendor financing	2,347	3,080
Income taxes payable	288	143
Current liabilities of discontinued operations	633	748

Total current liabilities	25,841	25,748
Long-term portion of capitalized leases	83	91
Long-term debt and vendor financing	9,758	8,569

Total liabilities	35,682	34,408

Stockholders’ equity:
Preferred stock, $.01 par value, 500,000 shares authorized, none issued	0	0
Common stock, $.01 par value, 13,600,000 shares authorized, including 1,600,000 designated Class B:
Common stock — 5,957,623 and 5,946,873 shares issued and outstanding at June 30, 2006 and March 31, 2006, respectively	60	60
Class B stock — 775,000 shares issued and outstanding at June 30, 2006 and March 31, 2006	8	8
Additional paid in capital	36,593	36,436
Accumulated other comprehensive income	59	75
Accumulated deficit	(13,429)	(13,941)

Total stockholders’ equity	23,291	22,638

Total liabilities and stockholders’ equity	$58,973	$57,046

The accompanying notes are an integral part of these consolidated condensed financial statements.

CHINDEX INTERNATIONAL, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(thousands except share and per share data)
(Unaudited)

	Three months ended
	June 30,
	2006	2005

Product sales	$12,801	$14,301
Healthcare services revenue	11,614	7,896

Total revenue	24,415	22,197

Cost and expenses
Product sales costs	9,201	11,364
Healthcare services costs	9,468	7,742
Selling and marketing expenses	2,253	2,357
General and administrative expenses	1,843	1,498

Income (loss) from continuing operations	1,650	(764)

Other (expenses) and income
Interest expense	(187)	(94)
Interest income	64	37
Miscellaneous (expense) income — net	(15)	55

Income (loss) from continuing operations before income taxes	1,512	(766)
(Provision for) benefit from income taxes	(987)	185

Net income (loss) from continuing operations	525	(581)

Loss from discontinued operations	(13)	(783)

Net income (loss)	$512	$(1,364)

Net income (loss) per common share — basic
Continuing operations	$.08	$(.09)

Discontinued operations	(.00)	(.12)

Net income (loss)	$.08	$(.21)

Weighted average shares outstanding — basic	6,728,354	6,503,443

Net income (loss) per common share — diluted
Continuing operations	$.07	$(.09)

Discontinued operations	(.00)	(.12)

Net income (loss)	$.07	$(.21)

Weighted average shares outstanding — diluted	7,105,981	6,503,443

The accompanying notes are an integral part of these consolidated condensed financial statements.

CHINDEX INTERNATIONAL, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(thousands)
(Unaudited)

	Three months ended
	June 30,
	2006	2005
OPERATING ACTIVITIES

Net income (loss)	$512	$(1,364)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	799	623
Provision for doubtful accounts	243	165
Deferred income taxes	446	(275)
Non cash compensation	86	0
Foreign exchange loss	32	32
Changes in operating assets and liabilities:
Restricted cash	199	0
Trade receivables	(989)	1,927
Inventories	(172)	(2,581)
Other current assets	(625)	(129)
Other assets	47	(4)
Accounts payable and accrued expenses	477	(1,651)
Income taxes payable	143	14

Net cash provided by (used in) operating activities	1,198	(3,243)

INVESTING ACTIVITIES

Purchases of property and equipment	(1,027)	(1,180)

Net cash used in investing activities	(1,027)	(1,180)

FINANCING ACTIVITIES

Proceeds from debt and vendor financing	1,177	2,828
Repayment of debt, vendor financing and capitalized leases	(822)	(329)
Proceeds from exercise of stock options	71	0

Net cash provided by financing activities	426	2,499
Effect of foreign exchange rate changes on cash and cash equivalents	96	(180)

Net increase (decrease) in cash and cash equivalents	693	(2,104)
Cash and cash equivalents at beginning of period	9,034	8,173

Cash and cash equivalents at end of period	$9,727	$6,069

The accompanying notes are an integral part of these consolidated condensed financial statements.

CHINDEX INTERNATIONAL, INC.
CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the three months ended June 30, 2006
(thousands except share data)
(Unaudited)

							Accumulated
			Common Stock				Other
	Common Stock		Class B		Additional Paid In	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Total

Balance at March 31, 2006	5,946,873	$60	775,000	$8	$36,436	$(13,941)	$75	$22,638
Net income						512		512
Foreign currency translation adjustment							(16)	(16)
Comprehensive income								496
Stock based compensation					86			86
Options exercised	10,750	0			71			71

Balance at June 30, 2006	5,957,623	$60	775,000	$8	$36,593	$(13,429)	$59	$23,291

The accompanying notes are an integral part of these consolidated condensed financial statements.

CHINDEX INTERNATIONAL, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
Note 1. BASIS OF PRESENTATION
     The accompanying unaudited consolidated condensed financial statements of Chindex International, Inc. have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year.
     References to “Chindex”, “we”, “us” and “our” refer to Chindex International, Inc. and subsidiaries, unless the context otherwise requires.
     For further information, refer to the consolidated financial statements and footnotes thereto included in our annual report on Form 10-K for the fiscal year ended March 31, 2006.
     Certain balances in the March 31, 2006 financial statements have been reclassified to conform to the 2007 presentation.
New Accounting Pronouncements:
In March 2005, the Financial Accounting Standards Board (FASB) issued FASB Interpretation 47, “Accounting for Conditional Asset Retirement Obligations” an interpretation of FASB No. 143 (“FIN 47”). FIN 47 addresses the obligation of a business enterprise to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. An entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The Company evaluated the criteria of this pronouncement and concluded that it has no conditional asset retirement obligations, and therefore the adoption of FIN No. 47 had no impact on the Company’s consolidated condensed financial statements.
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
     In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation (FIN) 48, “Accounting for Uncertainty in Income Taxes”. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement of Financial Accounting Standards (SFAS) 109, “Accounting for Income Taxes”. This interpretation defines the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the effect that the adoption of FIN 48 will have on its financial position and results of operations.
Note 2. DISCONTINUED OPERATIONS
     In November 2005, the Company determined that the retail operations of the Healthcare Products Distribution division, which had suffered continuing losses over a nine year period, would be closed. The discontinuation of the retail business, which distributed health and personal care products to the consumer markets in China through retail pharmacies, was substantially completed by the end of fiscal 2006. The remaining assets and liabilities of the discontinued operations represent trade accounts receivable and payable which are in the process of being resolved. The distribution and logistics services, which had been part of the discontinued division, have been migrated to the parent company. Medical products distributed by the logistics business unit have been migrated to the Medical Products division. The operating results related to the closedown of this business have been segregated from continuing operations and are reported as discontinued operations on a separate line item on the consolidated condensed statements of operations.
For the three months ended June 30, 2006 and 2005, net revenue and net loss from discontinued operations were as follows (in thousands):

	2006	2005
Net revenue from discontinued operations	$0	$3,040
Loss from discontinued operations	$(13)	$(783)
As of June 30, 2006, the assets and liabilities of discontinued operations are (in thousands):

Current assets of discontinued operations:
Product sales receivables	$591
Other current assets	66

$657

Current liabilities of discontinued operations:	$(633)

Accounts payable and accrued expenses	$(633)

Note 3. INVENTORIES
     (thousands)

	June 30,	March 31,
	2006	2006
Inventories consist of the following:
Merchandise inventory	$5,875	$5,597
Healthcare services inventory	535	508
Parts and peripherals	2,468	2,576

	$8,878	$8,681

Note 4. PROPERTY AND EQUIPMENT, NET
     (thousands)

	June 30,	March 31,
	2006	2006
Property and equipment, net consists of the following:
Furniture and equipment	$12,458	$11,988
Vehicles	68	68
Demonstration equipment	2,966	2,509
Leasehold improvements	13,900	13,758

	29,392	28,323
Less: accumulated depreciation and amortization	(9,986)	(9,204)

	$19,406	$19,119

Note 5. NET EARNINGS PER SHARE
     The following is a reconciliation of the numerators and denominators of the basic and diluted Earnings per Share (EPS) computations for the net income (loss) and other related disclosures:

	(thousands except share and per share data)
	Three months ended
	June 30,	June 30,
	2006	2005
Numerator:
Net income (loss) from continuing operations	$525	$(581)
Loss from discontinued operations	(13)	(783)

Net income (loss)	$512	$(1,364)
Denominator:
Weighted average shares outstanding — basic	6,728,354	6,503,443
Effect of dilutive securities:
Shares issuable upon exercise of dilutive outstanding stock options:	377,627	n/a
Weighted average shares outstanding—diluted	7,105,981	6,503,443
Net income (loss) per common—share — basic:
Net income (loss) from continuing operations	$.08	$(.09)
Loss from discontinued operations	(.00)	(.12)
Net income (loss)	$.08	$(.21)
Net income (loss) per common—share — diluted:
Net income (loss) from continuing operations	$.07	$(.09)
Loss from discontinued operations	(.00)	(.12)
Net income (loss)	$.07	$(.21)
During periods where losses were incurred, shares issuable upon exercise of stock options are excluded from diluted earnings per share because the effect would be anti-dilutive.
Stock Based Compensation
     On October 14, 2004, the Company adopted the 2004 Incentive Stock Plan (2004 Plan). The 2004 Plan provides for grants of: options to purchase common stock; restricted shares of common stock, deferred shares of common stock, stock units, and stock appreciation rights. Compensation costs for stock options are recognized ratably over the vesting period of the option which usually ranges from immediate to three years. Compensation costs related to stock options for the quarter ended June 30, 2006 were $86,000, of which $31,000 is included in healthcare services costs and $55,000 in general and administrative costs on the consolidated condensed statements of operations.
     Effective April 1, 2006, the Company adopted SFAS No. 123(R), “Share-Based Payments” and related Securities and Exchange Commission rules included in Staff Accounting Bulletin No. 107 on a modified prospective basis. SFAS No. 123(R) requires that stock options and other share-based payments made to employees be accounted for as compensation expense and recorded at fair value. Under this new standard, companies are required to estimate the fair value of share-based payment awards on the date of the grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods of the options in the Company’s consolidated condensed statements of operations. The Company uses the Black-Scholes option pricing model to estimate the fair value of stock options granted.
     Prior to April 1, 2006, the Company accounted for stock-based compensation to employees under Accounting Principles Board Opinion (“APB”) No. 25 “Accounting for Stock Issued to Employees,” and complied with the disclosure requirements for SFAS No. 123 “Accounting for Stock-Based Compensation” and SFAS No. 148 “Accounting for Stock-Based Compensation — Transition and Disclosure.” Under APB 25 compensation expense was measured as the excess, if any, of the market value of the underlying common stock over the amount the employee is required to pay on the date both the number of shares and the price to be paid are known. No compensation expense was recognized in the consolidated condensed statements of operations, as option grants generally are made with exercise prices equal to the fair value of the underlying common stock on the award date, which is typically the date of compensation measurement.
     The Company’s reported and pro forma loss per share information for the three months ended June 30, 2005 was as follows (thousands, except share data):

Net loss, as reported	$(1,364)
Deduct: total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(68)

Net loss, pro-forma	$(1,432)

Pro forma loss per share:
LPS, basic and diluted As reported	$(.21)
LPS, basic and diluted Pro forma	$(.22)
     Shares issuable upon exercise of stock options are excluded from diluted earnings per share because the effect would be anti-dilutive.
     The Company generally grants stock options that vest in annual increments of 33 percent to senior, long-term employees. Option awards are granted with an exercise price equal to the market price of the Company’s stock on the date of grant. Stock options have up to 10-year contractual terms.
     Options issued by the Company since 1996 have grant-date, fair values calculated using the Black-Scholes options pricing model between $0.72 and $8.77. To calculate fair market value, this model utilizes certain information, such as the interest rate on a risk-free security maturing generally at the same time as the expected life of the option being valued and the exercise price of the option being valued. It also requires certain assumptions, such as the expected amount of time the option will be outstanding until it is exercised or it expires and the expected volatility of the Company’s common stock over the expected life of the option. The assumptions used to determine the value of the options at the date for options granted during the three-months ended June 30, 2006 were:

Volatility	71.02%
Dividend yield	0.00%
Risk-free interest rate	4.95%
Expected average life	7.0 years
     Expected volatility is calculated based on the historical volatility of the Company’s common stock over the period which is approximately equal to the expected life of the options being valued. The dividend yield of zero is based on the fact that the Company has never paid cash dividends and has no present intention to pay cash dividends. The risk-free interest rate is derived from the yield of a US Treasury Strip with a maturity date which corresponds with the expected life of the option being valued. The expected life is based on the Company’s historical share option exercise experience along with the contractual term of the option being valued.

     The following table summarizes the stock option activity for the three-months ended June 30, 2006:

			Weighted
			Average
			Remaining
		Weighted	Contractual	Aggregate Intrinsic
	Number of	Average	Term	Value (in
	Shares	Exercise Price	(Years)	thousands)
Options outstanding, beginning of quarter	1,315,742	$5.53
Granted	3,000	8.30
Exercised	(10,750)	6.54
Canceled	(34,328)	11.84

Options outstanding, end of quarter	1,273,664	$5.36	6.70	$4,310

Options exercisable at end of quarter	1,203,831	$5.25	6.56	$4,205

A summary of the status of the Company’s nonvested options as of June 30, 2006 and changes during the period is presented below:

		Weighted Average
		Grant-Date Fair
	Number of Shares	Value
Nonvested options outstanding, beginning of quarter	76,333	$5.26
Vested	(2,000)	4.97
Canceled	(4,500)	8.39

Nonvested options outstanding, end of quarter	69,833	$5.06

Note 6. SEGMENT INFORMATION
     The Company has two reportable segments: Healthcare Services and Medical Products. Prior to fiscal year 2006, the Company had three reportable segments, Medical Capital Equipment, Healthcare Products Distribution and Healthcare Services. In fiscal 2006, the Company discontinued the retail sales portion of the Healthcare Products Distribution segment and the remaining portion of the segment was grouped together with the Medical Capital Equipment segment to become the Medical Products Division. The following segment information has been restated to reflect the new segment structure. The Company evaluates performance and allocates resources based on income or loss from operations before income taxes, not including gains or losses on the Company’s investment portfolio or foreign exchange gains or losses. The following segment information has been provided per Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information:”

	Healthcare Services		Medical Products	Total

As of June 30, 2006:

Assets	$30,892,000		$27,424,000	$58,316,000

For the three months ended June 30, 2006:
Sales and service revenue	$11,614,000		$12,801,000	$24,415,000
Gross Profit	n/a	*	3,600,000	n/a
Gross Profit %	n/a	*	28%	n/a
Income from continuing operations before foreign exchange	$1,587,000		$95,000	$1,682,000

Foreign exchange loss				(32,000)

Income from continuing operations				$1,650,000
Other (expense), net				(138,000)

Income from continuing operations before income taxes				$1,512,000

     Total consolidated assets of $58,973,000 as of June 30, 2006 include $657,000 of assets pertaining to our healthcare products retail business which was discontinued in fiscal year 2006.

	Healthcare Services		Medical Products	Total

As of March 31, 2006:

Assets	$29,801,000		$26,239,000	$56,040,000

For the three months ended June 30, 2005:
Sales and service revenue	$7,896,000		$14,301,000	$22,197,000
Gross Profit	n/a	*	2,938,000	n/a
Gross Profit %	n/a	*	21%	n/a
Loss from continuing operations before foreign exchange	$(226,000)		$(506,000)	$(732,000)

Foreign exchange loss				(32,000)

Loss from continuing operations				$(764,000)
Other (expense), net				(2,000)

Loss from continuing operations before income taxes				$(766,000)

     Total consolidated assets of $57,046,000 as of March 31, 2006 include $1,006,000 of assets pertaining to our healthcare products retail business which was discontinued in fiscal year 2006.
Inter-segment transactions were eliminated for the three months ended June 30, 2006 and 2005.

* Gross profit margins are not routinely calculated in the healthcare industry.
Note 7. DEBT
     In October 2005, Beijing United Family Hospital (BJU) and Shanghai United Family Hospital (SHU) obtained long-term debt financing under a program with the International Finance Corporation (IFC) (a division of the World Bank) for 64,880,000 Chinese Renminbi (approximately $8 million). The term of the loan is 10 years at an initial interest rate of 6.73% with the borrowers required to begin making payments into a sinking fund beginning in the fourth year, with the option to extend the beginning of these payments to the fifth year if certain loan covenants have been met. The interest rate will be reduced to 4.23% for any amount of the outstanding loan on deposit in the sinking fund. The loan program also includes certain other covenants which require the borrowers to achieve and maintain specified liquidity and coverage ratios in order to conduct certain business transactions such as pay intercompany management fees or incur additional indebtedness. As of June 30, 2006, the Company is in compliance with these covenants. Chindex International guaranteed repayment of this loan. In terms of security, IFC has, among other things, a lien over the equipment owned by the borrowers and over their bank accounts. In addition, IFC has a lien over Chindex bank accounts not already pledged, but not over other Chindex assets. As of June 30, 2006, the outstanding balance of this debt was $8,114,000 and was classified as long-term.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Statements contained in this quarterly report on Form 10-Q relating to plans, strategies, objectives, economic performance and trends and other statements that are not descriptions of historical facts may be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking information is inherently subject to risks and uncertainties, and actual results could differ materially from those currently anticipated due to a number of factors, which include, but are not limited to, the factors set forth under the heading “Risk Factors” and elsewhere in this quarterly report, and in other documents filed by the Company with the Securities and Exchange Commission from time to time, including, without limitation, the Company’s annual report on Form 10-K for the year ended March 31, 2006. Forward-looking statements may be identified by terms such as “may”, “will”, “should”, “could”, “expects”, “plans”, “intends”, “anticipates”, “believes”, “estimates”, “predicts”, “forecasts”, “potential”, or “continue” or similar terms or the negative of these terms. Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, levels of activity, performance or achievements. The Company has no obligation to update these forward-looking statements.
Critical Accounting Policies
     A summary of critical accounting policies is presented in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” of the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2006.
Results of operations
Quarter ended June 30, 2006 compared to quarter ended June 30, 2005
     Our revenue for the three months ended June 30, 2006 was $24,415,000, up 10% from the three months ended June 30, 2005 revenue of $22,197,000. We experienced revenue growth in the Healthcare Services segment of 47%, as compared to the prior period and a decrease in revenue of 10% in our Medical Products division. Costs and expenses were $22,765,000 for the three months ended June 30, 2006 as compared with costs and expenses of $22,961,000 for the prior period. We recorded net income of $512,000 for the three months ended June 30, 2006, as compared to a net loss of $1,364,000 for the three months ended June 30, 2005. Costs at the parent level of the Company which have been allocated among the segments as described below, increased by $345,000 in the current period from the three month period ended June 30, 2005. The majority of the increase was related to compensation expense, including the additional expense which resulted from our adoption of FAS 123(R).
Healthcare Services Segment
     The Healthcare Services division operates our network of private healthcare facilities in China. During the three month period ended June 30, 2006, the division consisted of a network of United Family Hospitals and Clinics (UFH) in Beijing and Shanghai. In Beijing, the UFH network included Beijing United Family Hospital and Clinics (BJU), and two affiliated, free standing, primary care clinics. In Shanghai, the UFH network included Shanghai United Family Hospital and Clinics (SHU) and one affiliated, free standing, primary care clinic.
     For the three months ended June 30, 2006, revenue from the segment was $11,614,000, an increase of 47% over the three months ended June 30, 2005 revenue of $7,896,000. The increased revenue is attributable to growth in both the Beijing and Shanghai markets. Healthcare Services operating costs increased for the three months ended June 30, 2006 to $10,027,000, a 23% increase over the prior period’s operating costs of $8,122,000. Salaries increased by $1,024,000 (salaries were 49% and 59% of revenue for the three months ended June 30, 2006 and 2005, respectively). These increases were due primarily to the costs associated with increased services offered in both Beijing and Shanghai facilities. Other costs increased $881,000, primarily due to increases in direct patient care expenses, cost allocated from the parent company, excise taxes, depreciation and an increase in other professional fees. The Healthcare Services segment had income from continuing operations before foreign exchange of $1,587,000 in the three months ended June 30, 2006, compared with a loss from continuing operations before foreign exchange of $226,000 in the prior period.
Medical Products Division
     The Medical Products division, formerly named the “Medical Capital Equipment division,” markets, distributes and sells select medical capital equipment, instrumentation and other medical products for use in hospitals in China and Hong Kong on the basis of both exclusive and non-exclusive agreements with the manufacturers of these products.
     In the three months ended June 30, 2006, this division had revenue of $12,801,000, a 10% decrease from revenue of $14,301,000 for the three months ended June 30, 2005. The decrease was attributable to lackluster sales resulting in part from the impact of ongoing reforms by the Chinese government of the procurement process in the Chinese healthcare system which have included increased requirements for public tendering in capital equipment markets (see “Timing of Revenue”) and delays in product registrations in certain product categories. The decrease was also attributable to increased competition in certain mid-tier product markets and a general slowdown in the growth rate of the market for imported medical devices in China. These factors were offset by delivery of goods in the quarter under a government backed financing program.
     Gross profit for the Medical Products division for the three months ended June 30, 2006 increased to $3,600,000 from $2,938,000 for the three months ended June 30, 2005. As a percentage of revenue, gross profit from the Medical Products division increased to 28% during the current period from 21% during the previous period. The increase in gross profit margin was attributable to significantly higher than normal margins on certain sales during the period. These higher profit margins do not necessarily represent a trend.
     Expenses for the Medical Products division for the three months ended June 30, 2006 increased to $3,505,000 from $3,444,000 for the three month period ended June 30, 2005 and, as a percentage of revenue over the periods, increased to 27% from 24%. Salaries for the segment increased by $165,000 in the recent period. The other costs for the segment decreased $104,000 over the periods, primarily due to decreased travel, promotion and entertainment expense offset by an increase in allocated parent level administrative costs. The division had income from continuing operations before foreign exchange of $95,000 in the recent period, compared with a loss continuing from operations before foreign exchange of $506,000 in the prior period.
Other Income and Expenses
     Interest expense incurred on short-term capitalized leases of $46,000, short-term debt of $2,347,000, long-term capitalized leases of $83,000 and long-term debt of $9,758,000 amounted to $187,000 whereas we had $94,000 in the prior period. The long-term debt is for the development and expansion of United Family Hospital and Clinics (see “Liquidity and Capital Resources”).
Taxes
     We recorded a $987,000 provision for taxes in the three months ended June 30, 2006, as compared to a benefit from taxes of $185,000 for the three months ended June 30, 2005. Our tax expense for the current period, in proportion to book income is high due to true ups of income tax liability from prior period timing differences coupled with current period losses in entities for which we maintain a valuation allowance and therefore could not recognize any tax benefit.
LIQUIDITY AND CAPITAL RESOURCES
     As of June 30, 2006, our cash and cash equivalents and restricted cash, net accounts receivable and net inventories were $9,926,000, $14,221,000 and $8,878,000, respectively, as compared to $9,417,000, $13,153,000 and $8,681,000, respectively, as of March 31, 2006.

     In October 2005, BJU and SHU obtained long-term debt financing under a program with the International Finance Corporation (IFC) (a division of the World Bank) for 64,880,000 Chinese Renminbi (approximately $8 million). The term of the loan is 10 years at an initial interest rate of 6.73% with the borrowers required to begin making payments into a sinking fund beginning in the fourth year, with the option to extend the beginning of these payments to the fifth year if certain loan covenants have been met. The interest rate will be reduced to 4.23% for any amount of the outstanding loan on deposit in the sinking fund. The loan program also includes certain other covenants which require the borrowers to achieve and maintain specified liquidity and coverage ratios in order to conduct certain business transactions such as pay intercompany management fees or incur additional indebtedness. Chindex International guaranteed repayment of this loan in the full amount of the indebtedness should the borrowers default as defined in the loan agreement. In terms of security, IFC has, among other things, a lien over the equipment owned by the borrowers and over their bank accounts. In addition, IFC has a lien over Chindex bank accounts not already pledged, but not over other Chindex assets. As of June 30, 2006, the outstanding balance of this debt was $8,114,000 and was classified as long-term.
     During the period, a building contractor brought a lawsuit in China against SHU claiming certain amounts due in connection with the original construction of the facility. As permitted under Chinese law, the contractor also unilaterally obtained a lien in the amount of $1 million (RMB8.03 million) on the current assets of SHU. Pending release of the lien, available cash of SHU for working capital purposes will be limited to that extent. Based on our continuing project audits and other experience, we believe that the lawsuit significantly exceeds the actual amount payable and are vigorously seeking release of the lien and defense of the action. The amount in dispute currently is approximately $971,000 (RMB 7.8 million).
     As of June 30, 2006, no letters of credit were outstanding and we had $665,000 in borrowings outstanding under our $1,750,000 credit facility with M&T Bank. The borrowings under that credit facility bear interest at 1% over the three-month London Interbank Offered Rate (LIBOR). Balances outstanding under the facilities are payable on demand, fully secured and collateralized by government securities acceptable to the Bank having an aggregate fair market value of not less than $1,945,000.
     In addition, we have opened bonds in connection with KfW development bank funded contracts. As of June 30, 2006 the aggregate amount of these bonds is €858,000. Of the aggregate amount, €158,000 is fully secured and collateralized by cash deposits at our German subsidiary, which are classified as restricted cash. This bond expires in February 2007. Of the aggregate amount, €500,000 is partially secured by a 40% cash deposit held by the issuing bank in China. This bond expires in December 2007. The remaining amount, €200,000, is fully secured by a cash deposit held by the issuing bank in China. This bond expires in December 2007.
     We have an agreement with a major vendor whereby the vendor has agreed to provide up to $4,000,000 of long-term (one and one-half years on those transactions that have occurred to date) payment terms on our purchase of certain medical equipment from the vendor under government backed financing program contracts. The arrangement carries an interest component of five percent. At June 30, 2006, the Company had short-term debt of $1,565,000 and long-term debt of $1,158,000 under this agreement. At March 31, 2006 the Company had $1,488,000 of short-term debt outstanding under this agreement.
     Over the next twelve months we anticipate capital expenditures of $2-4 million. Our Healthcare Services division intends to finance its capital expenditures for expansion projects and hospital information systems development principally through available cash, limited short-term vendor financing arrangements, as well as cash flows from operations. Our Medical Products division intends to finance any capital expenditures for growth projects with available cash, the vendor financing arrangement discussed above and from cash flows from operations. In addition we intend to finance certain corporate expenditures for information systems development through available cash and cash flows from operations. There can be no assurances that the foregoing sources will be sufficient to finance in whole or in part any proposed capital expenditures.
     We continue to pursue other financing strategies to support our future expansion, capital improvements, requirements for bonds in the medical products division and equipment requirements. If we are unable to obtain additional financing, we may have to curtail or terminate certain operations, which could have a material adverse affect on results of operations and prospects.

TIMING OF REVENUES
     The timing of our revenue is affected by several factors.
     In the Healthcare Services division, our revenue is dependent on seasonal fluctuations related to epidemiology factors and the life styles of the expatriate community. For example, many expatriate families traditionally take annual home leave outside of China during the summer months.
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
FOREIGN CURRENCY EXCHANGE AND IMPACT OF INFLATION
     Since we receive over 70% of our revenue in local Chinese currency, we have some foreign currency risk. On July 21, 2005, the Chinese government removed the peg of the Renminbi (RMB) to the US Dollar (USD) allowing it to float in a narrow band against a basket of international currencies. This immediately revalued the RMB to the rate of 8.11/USD or a rate change of 2.1%. Subsequent strengthening of the RMB has resulted in an exchange rate of 8.00/USD or a rate change of 3.34% as of June 30, 2006.
     We also have purchased and will continue to purchase some products in freely transferable Western currencies other than USD, such as Euros. We have sold and will continue to sell such products in China for USD. To the extent that the value of the USD fluctuates against such a currency, we could experience an impact on profitability.
     During the three month period ending June 30, 2006, we had exchange losses of $32,000 which amounts are included in general and administrative expenses on our consolidated condensed statements of operations.
     As part of our risk management program, we also perform sensitivity analyses to assess potential changes in revenue, operating results, cash flows and financial position relating to hypothetical movements in currency exchange rates. Our sensitivity analysis of changes in the fair value of the RMB to the USD at June 30, 2006, indicated that if the USD uniformly increased in value by 10 percent relative to the RMB, then we would have experienced a 6% higher income. Conversely, a 10 percent increase in the value of the RMB relative to the USD at June 30, 2006, would have resulted in a 6% smaller income.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     The Company believes that its market risk exposures are immaterial as the Company does not have instruments for trading purposes, and reasonable possible near-term changes in market rates or prices will not result in material near-term losses in earnings, material changes in fair values or cash flows for all instruments.
ITEM 4. CONTROLS AND PROCEDURES
     Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended June 30, 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION.
ITEM 1A. RISK FACTORS
     In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended March 31, 2006, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
(a) Exhibits
The exhibits listed below are filed as a part of this quarterly report:
3.1	Amended and Restated Certificate of Incorporation of the Company dated October 28, 2004. Incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2005.

3.2	By-laws of the Company. Incorporated by reference to Annex C to the Proxy Statement.

4.1	Form of Specimen Certificate representing the Registrant’s Common Stock. Incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form SB-2 (No. 33-78446) (The “IPO Registration Statement”).

4.2	Form of Specimen Certificate representing Class B Common Stock. Incorporated by reference to Exhibit 4.3 to the IPO Registration Statement.

10.1	The Company’s 1994 Stock Option Plan, as amended as of July 17, 2001. Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the six months ended June 30, 2001.

10.2	The Company’s 2004 Stock Incentive Plan. Incorporated by reference to Annex B to the Company’s Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on September 14, 2004.

10.3	Lease Agreement, dated as of March 1994, between the Company and Central Properties Limited Partnership, relating to the Company’s Bethesda, Maryland facility. Incorporated by reference to Exhibit 10.4 to the IPO Registration Statement.

10.4	First Amendment to Lease, dated as of June 26, 1996, between the Company and Central Properties Limited Partnership, relating to additional space at the Company’s Bethesda, Maryland facility. Incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997.

10.5	Lease Agreement between the School of Posts and Telecommunications and the Company dated November 8, 1995. Incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995.

10.6	Amendments Numbers One, Two and Three to the Lease Agreement between the School of Posts and Telecommunications and the Company dated November 8, 1995, each such amendment dated November 26, 1996. Incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997.

10.7	Lease Agreement dated May 10, 1998, between the School of Posts and Telecommunications and the Company relating to the lease of additional space. Incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998.

10.8	Contractual Joint Venture Contract between the Chinese Academy of Medical Sciences Union Medical & Pharmaceutical Group Beijing Union Medical & Pharmaceutical General Corporation and the Company, dated September 27, 1995. Incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995.

10.9	First Investment Loan Manager Demand Promissory Note dated July 10, 1997 between First National Bank of Maryland and the Company. Incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997.

10.10	Distribution Agreement dated October 11, 2001 between Siemens AG and the Company, Incorporated by reference to Exhibit 10.18 to the Company’s Quarterly Report on Form 10-Q for the nine months ended September 30, 2001.

10.11	Second amendment to lease, dated as of November 24, 2000, between the Company and Central Properties Limited Partnership, relating to the extension of the lease term for the Company’s Bethesda, Maryland offices. Incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

10.12* Employment Agreement, dated as of March 1, 2006, between the Company and Roberta Lipson. (filed herewith)

10.13* Employment Agreement, dated as of March 1, 2006, between the Company and Elyse Beth Silverberg. (filed herewith)

10.14* Employment Agreement, dated as of March 1, 2006, between the Company and Lawrence Pemble (filed herewith)

10.15	Contractual Joint Venture Contract between Shanghai Changning District Central Hospital and the Company, dated February 9, 2002. Incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

10.16	Lease Agreement between Shanghai Changning District Hospital and the Company related to the lease of the building for Shanghai United Family Hospital. Incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

10.17	Lease Agreement between China Arts & Crafts Import & Export Corporation and Chindex (Beijing) Consulting Incorporated related to the lease of the building for the Company’s main office in Beijing+. Incorporated by reference to Exhibit 10.17 to the Company’s Quarterly Report on Form 10-Q for the six months ended June 30, 2002.

10.18	Agreement between Siemens AG and the Company for long term payment of vendor invoices. Incorporated by reference to Exhibit 10.18 to the Company’s Quarterly Report on Form 10-Q for the nine months ended September 30, 2002.

10.19	Form of Securities Purchase Agreement dated as of March 29, 2004 among the Company and the purchasers thereunder. Incorporated by reference to Exhibit 10.19 to the Company’s Registration Statement on Form S-1 (No. 333-114299).

10.20	Form of Securities Purchase Agreement dated as of March 21, 2005 among the Company and the purchasers thereunder. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 21, 2005.

10.21	Form of Common Stock Purchase Warrant issued to investors on March 24, 2005. Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated March 21, 2005.

10.22	Employment Agreement, dated as of September 19, 2005, between the Company and Robert Goodwin. Incorporated by reference to Exhibit 10.27 to the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 2005.

10.23	RMB Loan Agreement among Beijing United Family Health Center, Shanghai United Family Hospital, Inc. and International Finance Corporation, dated October 10, 2005. Incorporated by reference to Exhibit 10.28 to the Company’s Quarterly Report on Form 10-Q for the six months ended September 30, 2005.

10.24	Guarantee Agreement between Chindex International, Inc. and International Finance Corporation, dated October 11, 2005. Incorporated by reference to Exhibit 10.28 to the Company’s Quarterly Report on Form 10-Q for the six months ended September 30, 2005.

21.1	List of subsidiaries. Incorporated by reference to Exhibit 21.1 to the Company’s Registration Statement on Form S-3 (No. 333-123975).

31.1	Certification of the Company’s Chief Executive Officer Pursuant to Rule 13a-14(a) (filed herewith)

31.2	Certification of the Company’s Executive Vice President Finance Pursuant to Rule 13a-14(a) (filed herewith)

31.3	Certification of the Company’s Principal Accounting Officer Pursuant to Rule 13a-14(a) (filed herewith)

32.1	Certification of the Company’s Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 (filed herewith)

32.2	Certification of the Company’s Executive Vice President Finance Pursuant to 18 U.S.C. Section 1350 (filed herewith)

32.3	Certification of the Company’s Principal Accounting Officer Pursuant to 18 U.S.C. Section 1350 (filed herewith)

*	Exhibits related to Executive Compensation
Reports on Form 8-K filed during the quarter ended June 30, 2006.

     On April 24, 2006, the Company filed a Current Report on Form 8-K reporting, under item 5.02, its appointment of Ms. Cheryl Chartier as its Corporate Controller and Principal Accounting Officer.
     On June 26, 2006, the Company filed a Current Report on Form 8-K reporting, under items 2.02 and 7.01, its results of operations for the quarter and fiscal year ended March 31, 2006.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHINDEX INTERNATIONAL, INC.

Dated: August 10, 2006	By: /s/ Lawrence Pemble
Lawrence Pemble
Executive Vice President and Chief Financial Officer

Dated: August 10, 2006	By: /s/ Cheryl Chartier

Cheryl Chartier
Corporate Controller