Form 10-Q
period 2006-09-30
CHINDEX INTERNATIONAL INC
filed 2006-11-14
CIK 922717

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE /X/ SECURITIES EXCHANGE ACT OF 1934
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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
Large accelerated filer ☐      Accelerated filer ☐      Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of each of the issuer’s class of common equity, as of November 7, 2006, was 6,045,603 shares of Common Stock and 775,000 shares of Class B Common Stock.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CHINDEX INTERNATIONAL, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(thousands except share data)
(Unaudited)

	September 30, 2006	March 31, 2006

ASSETS

Current assets:
Cash and cash equivalents	$8,119	$9,034
Restricted cash	201	383
Trade accounts receivable, less allowance for doubtful accounts of $2,796 and $2,250, respectively Product sales receivables	11,779	7,685
Patient service receivables	4,715	5,468
Inventories, net	8,793	8,681
Deferred income taxes	1,815	177
Other current assets	4,291	2,322
Current assets of discontinued operations	99	1,006

Total current assets	39,812	34,756
Property and equipment, net	19,365	19,119
Long-term deferred income taxes	1,318	2,452
Other assets	454	719

Total assets	$60,949	$57,046

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$23,701	$21,727
Short-term portion of capitalized leases	42	50
Short-term debt and vendor financing	975	3,080

Income taxes payable	602	143
Current liabilities of discontinued operations	304	748

Total current liabilities	25,624	25,748
Long-term portion of capitalized leases	76	91
Long-term debt and vendor financing	10,450	8,569

Total liabilities	36,150	34,408

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value, 500,000 shares authorized, none issued	0	0
Common stock, $.01 par value, 13,600,000 shares authorized, including 1,600,000 designated Class B:
Common stock – 6,043,885 and 5,946,873 shares issued and outstanding at September 30, 2006 and March 31, 2006, respectively	61	60
Class B stock – 775,000 shares issued and outstanding at September 30, 2006 and March 31, 2006	8	8
Additional paid in capital	37,203	36,436
Accumulated other comprehensive income	76	75
Accumulated deficit	(12,549)	(13,941)

Total stockholders’ equity	24,799	22,638

Total liabilities and stockholders’ equity	$60,949	$57,046

The accompanying notes are an integral part of these consolidated condensed financial statements.

CHINDEX INTERNATIONAL, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(thousands except share and per share data)
(Unaudited)

	Three months ended		Six months ended
	September 30,		September 30,
	2006	2005	2006	2005

Product sales	$15,686	$14,260	$28,487	$28,561
Healthcare services revenue	10,794	8,473	22,407	16,369

Total revenue	26,480	22,733	50,894	44,930

Cost and expenses
Product sales costs	12,048	10,501	21,248	21,865
Healthcare services costs	9,529	7,666	18,997	15,408
Selling and marketing expenses	2,334	2,671	4,587	5,027
General and administrative expenses	1,688	1,352	3,530	2,849

Income (loss) from continuing operations	881	543	2,532	(219)

Other (expenses) and income
Interest expense	(199)	(99)	(386)	(193)
Interest income	60	31	124	68
Miscellaneous income – net	20	27	5	81

Income (loss) from continuing operations before income taxes	762	502	2,275	(263)
Benefit from (provision for) income taxes	368	(313)	(619)	(128)

Net income (loss) from continuing operations	1,130	189	1,656	(391)

Loss from discontinued operations	(251)	(906)	(264)	(1,689)

Net income (loss)	$879	$(717)	$1,392	$(2,080)

Net income (loss) per common share — basic
Continuing operations	$.17	$.03	$.25	$(.06)

Discontinued operations	(.04)	(.14)	(.04)	(.26)

Net income (loss)	$.13	$(.11)	$.21	$(.32)

Weighted average shares outstanding — basic	6,753,902	6,514,244	6,741,197	6,508,903

Net income (loss) per common share — diluted
Continuing operations	$.15	$.03	$.22	$(.06)

Discontinued operations	(.03)	(.14)	(.04)	(.26)

Net income (loss)	$.12	$(.11)	$.18	$(.32)

Weighted average shares outstanding — diluted	7,557,288	6,922,044	7,535,027	6,508,903

The accompanying notes are an integral part of these consolidated condensed financial statements.

CHINDEX INTERNATIONAL, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(thousands)
(Unaudited)

	Six months ended
	September 30,
	2006	2005
OPERATING ACTIVITIES
Net income (loss)	$1,392	$(2,080)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,586	1,474
Inventory write down	0	538
Provision for doubtful accounts	475	339
Loss on write down of discontinued operation’s accounts receivable	288	0
Loss on disposal of property and equipment	13	0
Deferred income taxes	(504)	(196)
Stock based compensation	115	0
Foreign exchange gain	(71)	(331)
Changes in operating assets and liabilities:
Restricted cash	200	0
Trade receivables	(3,157)	1,414
Inventories	1	(3,701)
Other current assets	(1,802)	(598)
Other assets	270	76
Accounts payable and accrued expenses	1,057	421
Income taxes payable	456	82

Net cash provided by (used in) operating activities	319	(2,562)
INVESTING ACTIVITIES
Purchases of property and equipment	(1,837)	(2,108)
Cash received on disposal of property and equipment	0	108

Net cash used in investing activities	(1,837)	(2,000)
FINANCING ACTIVITIES
Proceeds from debt and vendor financing	2,080	2,593
Repayment of debt, vendor financing and capitalized leases	(2,226)	(672)
Proceeds from exercise of stock options and warrants	653	45

Net cash provided by financing activities	507	1,966
Effect of foreign exchange rate changes on cash and cash equivalents	96	88

Net decrease in cash and cash equivalents	(915)	(2,508)
Cash and cash equivalents at beginning of period	9,034	8,173

Cash and cash equivalents at end of period	$8,119	$5,665

The accompanying notes are an integral part of these consolidated condensed financial statements.

CHINDEX INTERNATIONAL, INC.
CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the six months ended September 30, 2006
(thousands except share data)
(Unaudited)

							Accumulated
			Common Stock		Additional		Other
	Common Stock		Class B		Paid In	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Total

Balance at March 31, 2006	5,946,873	$60	775,000	$8	$36,436	$(13,941)	$75	$22,638
Net income						1,392		1,392
Foreign currency translation adjustment							1	1

Comprehensive income								1,393
Stock based compensation					115			115
Options and warrants exercised	97,012	1			652			653

Balance at September 30, 2006	6,043,885	$61	775,000	$8	$37,203	$(12,549)	$76	$24,799

The accompanying notes are an integral part of these consolidated condensed financial statements.

CHINDEX INTERNATIONAL, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
Note 1. BASIS OF PRESENTATION
     The accompanying unaudited consolidated condensed financial statements of Chindex International, Inc. have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month or six month period ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year.
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
New Accounting Pronouncements:
     In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation (FIN) 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109”. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement of Financial Accounting Standards (SFAS) 109, “Accounting for Income Taxes”. This interpretation defines the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the effect that the adoption of FIN 48 will have on its financial position and results of operations.
     In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year’s financial statements are materially misstated. SAB 108 becomes effective during our 2007 fiscal year. We do not expect the adoption of SAB 108 to have a material impact on our financial statements.
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. This standard establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This standard is effective for financial statements issued for fiscal years beginning after November 15, 2007. We do not expect the adoption of SFAS No. 157 to have a material impact on our financial statements.
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

     At September 30, 2006 we determined that $288,000 of the remaining trade accounts receivable related to the discontinued operations were uncollectible. These accounts have been written off, netted against adjustments of certain accounts payable and accrual balances and included in loss from discontinued operations on the consolidated condensed statements of operations. Of the remaining $83,000 in accounts receivable, we have payment commitments from our customers for these amounts and believe that they will be collected. In addition we have agreed on a specific payment plan with our significant vendor related to the final retirement of the remaining accounts payable amounts. The process of discontinuation of the retail pharmacy business involved detailed analysis of individual customer accounts and in many cases direct visits by our personnel in attempting to collect outstanding trade receivables. As of September 30, 2006 this work had been completed.
     For the three and six months ended September 30, 2006 and 2005, net revenue and loss from discontinued operations were as follows (in thousands):

	Three months ended		Six months ended
	September 30,		September 30,
	2006	2005	2006	2005
Net revenue from discontinued operations	$0	$2,663	$0	$5,703
Loss from discontinued operations	$(251)	$(906)	$(264)	$(1,689)
     The following table displays the assets and liabilities of discontinued operations (in thousands):

	September 30,	March 31,
	2006	2006
Current assets of discontinued operations:
Product sales receivables	$83	$868
Other current assets	16	138

	$99	$1,006

Current liabilities of discontinued operations:
Accounts payable and accrued expenses	$(304)	$(748)

	$(304)	$(748)

Note 3. INVENTORIES
     (thousands)

	September 30,	March 31,
	2006	2006
Inventories consist of the following:
Merchandise inventory	$5,520	$5,597
Healthcare services inventory	695	508
Parts and peripherals	2,578	2,576

	$8,793	$8,681

Note 4. PROPERTY AND EQUIPMENT, NET
     (thousands)

	September 30,	March 31,
	2006	2006
Property and equipment, net consists of the following:
Furniture and equipment	$12,769	$11,988
Vehicles	68	68
Demonstration equipment	3,206	2,509
Leasehold improvements	14,030	13,758

	30,073	28,323
Less: accumulated depreciation and amortization	(10,708)	(9,204)

	$19,365	$19,119

Note 5. NET EARNINGS PER SHARE
     The following is a reconciliation of the numerators and denominators of the basic and diluted Earnings per Share (EPS) computations for the net income (loss) and other related disclosures:

	(thousands except share and per share data)
	Three months ended		Six months ended
	September 30,		September 30,
	2006	2005	2006	2005
Numerator:
Net income (loss) from continuing operations	$1,130	$189	$1,656	$(391)
Loss from discontinued operations	(251)	(906)	(264)	(1,689)

Net income (loss)	$879	$(717)	$1,392	$(2,080)
Denominator:
Weighted average shares outstanding- basic	6,753,902	6,514,244	6,741,197	6,508,903
Effect of dilutive securities:
Shares issuable upon exercise of dilutive outstanding stock options, restricted stock and warrants:	803,386	407,800	793,830	n/a
Weighted average shares outstanding-diluted	7,557,288	6,922,044	7,535,027	6,508,903
Net income (loss) per common-share – basic:
Net income (loss) from continuing operations	$.17	$.03	$.25	$(.06)
Loss from discontinued operations	(.04)	(.14)	(.04)	(.26)
Net income (loss)	$.13	$(.11)	$.21	$(.32)
Net income (loss) per common-share – diluted:
Net income (loss) from continuing operations	$.15	$.03	$.22	$(.06)
Loss from discontinued operations	(.03)	(.14)	(.04)	(.26)
Net income (loss)	$.12	$(.11)	$.18	$(.32)
During periods where losses were incurred, shares issuable upon exercise of stock options are excluded from diluted earnings per share because the effect would be anti-dilutive.

Note 6. STOCK BASED COMPENSATION
     On October 14, 2004, the Company adopted the 2004 Incentive Stock Plan (2004 Plan). The 2004 Plan provides for grants of: options to purchase common stock; restricted shares of common stock, deferred shares of common stock, stock units, and stock appreciation rights. Compensation costs for stock options are recognized ratably over the vesting period of the option which usually ranges from immediate to three years. Compensation costs related to equity compensation, including stock options and restricted stock, for the quarter ended September 30, 2006 were $29,000, of which $4,000 is included in healthcare services costs and $25,000 in general and administrative costs on the consolidated condensed statements of operations. Compensation costs related to equity compensation, including stock options and restricted stock, for the six months ended September 30, 2006 were $115,000 of which $35,000 is included in healthcare services costs and $80,000 in general and administrative costs on the consolidated condensed statements of operations. No amounts relating to the share-based payments have been capitalized.
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
     Prior to April 1, 2006, the Company accounted for stock-based compensation to employees under Accounting Principles Board Opinion (“APB”) No. 25 “Accounting for Stock Issued to Employees,” and complied with the disclosure requirements for SFAS No. 123 “Accounting for Stock-Based Compensation” and SFAS No. 148 “Accounting for Stock-Based Compensation — Transition and Disclosure – An Amendment of FASB Statement No. 123.” Under APB 25 compensation expense was measured as the excess, if any, of the market value of the underlying common stock over the amount the employee is required to pay on the date both the number of shares and the price to be paid are known. No compensation expense was recognized in the consolidated condensed statements of operations, as option grants generally are made with exercise prices equal to the fair value of the underlying common stock on the award date, which is typically the date of compensation measurement.
     The Company’s reported and pro forma loss per share information was as follows (thousands, except share data):

	Three months ended	Six months ended
	September 30, 2005	September 30,2005
Net loss, as reported	$(717)	$(2,080)
Deduct: total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(44)	(97)

Net loss, pro-forma	$(761)	$(2,177)

Pro forma loss per share:
Loss per share, basic As reported	$(.11)	$(.32)
Loss per share, basic Pro forma	$(.12)	$(.33)
Loss per share, diluted As reported	$(.11)	$(.32)
Loss per share, diluted Pro forma	$(.12)	$(.33)
     Shares issuable upon exercise of stock options are excluded from diluted earnings per share because the effect would be anti-dilutive.
     The Company generally grants stock options that vest in annual increments of 33 1/3 percent to senior, long-term employees. Option awards are granted with an exercise price equal to the market price of the Company’s stock on the date of grant. Stock options have up to 10-year contractual terms.

     Options issued by the Company since 1996 have grant-date fair values calculated using the Black-Scholes options pricing model between $0.72 and $8.77. To calculate fair market value, this model utilizes certain information, such as the interest rate on a risk-free security maturing generally at the same time as the expected life of the option being valued and the exercise price of the option being valued. It also requires certain assumptions, such as the expected amount of time the option will be outstanding until it is exercised or it expires and the expected volatility of the Company’s common stock over the expected life of the option. The assumptions used to determine the value of the options at the grant date for options granted during the six months ended September 30, 2006 were:

Volatility	71.02%
Dividend yield	0.00%
Risk-free interest rate	4.95%
Expected average life	7.0 years
     There were no options granted during the three month period ended September 30, 2006.
     Expected volatility is calculated based on the historical volatility of the Company’s common stock over the period which is approximately equal to the expected life of the options being valued. The dividend yield of zero is based on the fact that the Company has never paid cash dividends and has no present intention to pay cash dividends. The risk-free interest rate is derived from the yield of a US Treasury Strip with a maturity date which corresponds with the expected life of the options being valued. The expected life is based on the Company’s historical share option exercise experience along with the contractual term of the options being valued.
     Based on historical experience, the Company has assumed a forfeiture rate of 5.74% on both its stock options and restricted stock. The Company will record additional expense if the actual forfeitures are lower than estimated and will record a recovery of prior expense if the actual forfeitures are higher than estimated.
The following table summarizes the stock option activity for the six months ended September 30, 2006:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Number of	Exercise	Term	Value (in
	Shares	Price	(Years)	thousands)*
Options outstanding at March 31, 2006	1,315,742	$5.53
Granted	3,000	8.30
Exercised	(55,596)	4.96
Canceled	(46,311)	11.43

Options outstanding at September 30, 2006	1,216,835	$5.34	6.4	$10,720

Options exercisable at September 30, 2006	1,172,969	$5.24	6.3	$10,452

Options exercisable at September 30, 2006 and expected to be exercisable	1,204,420	$5.28	6.4	$10,688

*	The aggregate intrinsic value on this table was calculated based on the positive difference between the closing market price of the Company’s common stock on September 30, 2006 ($14.15) and the exercise price of the underlying options.
During the three and six month periods ending September 30, 2006, the total intrinsic value of stock options exercised was $202,000 and $223,000 respectively and the actual cash received upon exercise of stock options was $205,000 and $276,000 respectively. The unamortized fair value of the stock options as of September 30, 2006 was $109,000 the majority of which is expected to be expensed over the next two years.

A summary of the status of the Company’s nonvested options as of September 30, 2006 and changes during the six month period is presented below:

		Weighted Average
		Grant-Date Fair
	Number of Shares	Value
Nonvested options outstanding, beginning of period	76,333	$5.26
Vested	(21,633)	3.90
Canceled	(10,834)	6.76

Nonvested options outstanding, end of period	43,866	$5.56

The table below summarizes activity relating to restricted stock for the six months ended September 30, 2006:

	Number of shares	Aggregate Intrinsic
	underlying	Value of Restricted
	restricted	Stock (in
	stock	thousands) *
Outstanding as of March 31, 2006	0
Grants	28,000
Vesting	0
Forfeiture	0

Outstanding at September 30, 2006	28,000	$396

Expected to vest	26,393	$373

The weighted average contractual term of the restricted stock, calculated based on the service-based term of each grant, is 3 years. As of September 30, 2006, the unamortized fair value of the restricted stock is $282,000 and will be recognized over the next three years. Restricted stock is valued at the stock price on the date of grant.
Note 7. SEGMENT INFORMATION
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

	Healthcare Services		Medical Products	Total

As of September 30, 2006:

Assets	$31,305,000		$29,545,000	$60,850,000

For the three months ended September 30, 2006:
Sales and service revenue	$10,794,000		$15,686,000	$26,480,000
Gross Profit	n/a	*	3,638,000	n/a
Gross Profit %	n/a	*	23%	n/a
Income from continuing operations before foreign exchange	$695,000		$83,000	$778,000

Foreign exchange gain				103,000

Income from continuing operations				$881,000
Other (expense), net				(119,000)

Income from continuing operations before income taxes				$762,000

     Total consolidated assets of $60,949,000 as of September 30, 2006 include $99,000 of assets pertaining to our healthcare products retail business, which was discontinued in fiscal year 2006.

	Healthcare Services		Medical Products	Total

As of March 31, 2006:

Assets	$29,801,000		$26,239,000	$56,040,000

For the three months ended September 30, 2005:
Sales and service revenue	$8,473,000		$14,260,000	$22,733,000
Gross Profit	n/a	*	3,759,000	n/a
Gross Profit %	n/a	*	26%	n/a
Income (Loss) from continuing operations before foreign exchange	$373,000		$(192,000)	$181,000

Foreign exchange gain				362,000

Income from continuing operations				$543,000
Other (expense), net				(41,000)

Income from continuing operations before income taxes				$502,000

     Total consolidated assets of $57,046,000 as of March 31, 2006 include $1,006,000 of assets pertaining to our healthcare products retail business, which was discontinued in fiscal year 2006.

	Healthcare Services		Medical Products	Total

As of September 30, 2006:

Assets	$31,305,000		$29,545,000	$60,850,000

For the six months ended September 30, 2006:
Sales and service revenue	$22,407,000		$28,487,000	$50,894,000
Gross Profit	n/a	*	7,239,000	n/a
Gross Profit %	n/a	*	25%	n/a
Income from continuing operations before foreign exchange	$2,282,000		$179,000	$2,461,000

Foreign exchange gain				71,000

Income from continuing operations				$2,532,000
Other (expense), net				(257,000)

Income from continuing operations before income taxes				$2,275,000

     Total consolidated assets of $60,949,000 as of September 30,2006 include $99,000 of assets pertaining to our healthcare products retail business, which was discontinued in fiscal year 2006.

	Healthcare Services		Medical Products	Total

As of March 31, 2006:

Assets	$29,801,000		$26,239,000	$56,040,000

For the six months ended September 30, 2005:
Sales and service revenue	$16,369,000		$28,561,000	$44,930,000
Gross Profit	n/a	*	6,696,000	n/a
Gross Profit %	n/a	*	23%	n/a
Income (loss) from continuing operations before foreign exchange	$148,000		$(698,000)	$(550,000)

Foreign exchange gain				331,000

Loss from continuing operations				$(219,000)
Other (expense), net				(44,000)

Loss from continuing operations before income taxes				$(263,000)

     Total consolidated assets of $57,046,000 as of March 31, 2006 include $1,006,000 of assets pertaining to our healthcare products retail business, which was discontinued in fiscal year 2006.
Inter-segment transactions were eliminated for the three month and six month periods ended September 30, 2006 and 2005.
* Gross profit margins are not routinely calculated in the healthcare industry.
Note 8. DEBT
     In October 2005, Beijing United Family Hospital and Shanghai United Family Hospital obtained long-term debt financing under a program with the International Finance Corporation (IFC) (a division of the World Bank) for 64,880,000 Chinese Renminbi (approximately $8 million). The term of the loan is 10 years at an initial interest rate of 6.73% with the borrowers required to begin making payments into a sinking fund beginning in the fourth year, with the option to extend the beginning of these payments to the fifth year if certain loan covenants have been met. The interest rate will be reduced to 4.23% for any amount of the outstanding loan on deposit in the sinking fund. The loan program also includes certain other covenants which require the borrowers to achieve and maintain specified liquidity and coverage ratios in order to conduct certain business transactions such as pay intercompany management fees or incur additional indebtedness. As of September 30, 2006 the Company was in compliance with these covenants. Chindex International guaranteed repayment of this loan. In terms of security, IFC has, among other things, a lien over the equipment owned by the borrowers and over their bank accounts. In addition, IFC has a lien over Chindex bank accounts not already pledged, but not over other Chindex assets. As of September 30, 2006, the outstanding balance of this debt was $8,168,000 and was classified as long-term.
Note 9. CONTINGENCIES
     In June 2006, a building contractor brought a lawsuit in China against SHU claiming certain amounts due in connection with the original construction of the facility. As permitted under Chinese law, the contractor also unilaterally obtained a lien in the amount of $1 million (RMB8.03 million) on the current assets of SHU. Pending release of the lien, available cash of SHU for working capital purposes will be limited to that extent. Based on our continuing project audits and other experience, we believe that the lawsuit significantly exceeds the actual amount payable and are vigorously seeking release of the lien and defense of the action. The amount in dispute currently is approximately $971,000 (RMB 7.8 million).
Note 10. TAXES
     We recorded a $368,000 benefit from taxes in the three months ended September 30, 2006 and a $619,000 provision for taxes in the six months ended September 30, 2006. As compared to a provision for taxes of $313,000 for the three months ended September 30, 2005 and a provision for taxes of $128,000 for the six months ended September 30, 2005. During the current period the valuation allowance recorded against the deferred tax assets decreased by $642,000. The valuation allowance now includes all tax loss carryforwards in foreign entities, with the exception of Shanghai United Family Hospital for which we released the remaining portion of the valuation allowance during the current period based on our reviews of expected future taxable earnings. In addition, based on our reviews of expected future taxable earnings at September 30, 2006, we placed a partial valuation allowance on the deferred tax assets for U.S. net operating losses. Our current period tax expense was also impacted by true ups of income tax liability from prior period timing differences coupled with current period losses in entities for which we maintain a valuation allowance and therefore can not recognize any tax benefit.

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
Results of Operations
Quarter ended September 30, 2006 compared to quarter ended September 30, 2005
     Our revenue for the three months ended September 30, 2006 was $26,480,000, up 16% from the three months ended September 30, 2005 revenue of $22,733,000. We experienced revenue growth over the periods of 27% in the Healthcare Services segment and 10% in the Medical Products division. Costs and expenses were $25,599,000 for the three months ended September 30, 2006 as compared with $22,190,000 for the prior period. Healthcare Services segment operating costs increased 25% over the periods and operating costs in the Medical Products division decreased by 10%. We recorded net income of $879,000 for the recent quarter, as compared to a net loss of $717,000 for the same quarter last year. Costs at the parent level of the Company which have been allocated among the segments as described below, remained approximately the same between the periods. In the recent and prior year’s periods, foreign exchange gains of $103,000 and $362,000, respectively, were recognized as credits to general and administrative expenses on the consolidated condensed statements of operations.
Healthcare Services Division
     The Healthcare Services division operates our network of private healthcare facilities in China. During the three month period ended September 30, 2006 and the same quarter last year, the division consisted of a network of United Family Hospitals and Clinics (UFH) in Beijing and Shanghai. In Beijing, the UFH network included Beijing United Family Hospital and Clinics, and two affiliated, free-standing, primary care clinics. In Shanghai, the UFH network included Shanghai United Family Hospital and Clinics and one affiliated, free-standing, primary care clinic.
     For the three months ended September 30, 2006, revenue from the segment was $10,794,000, an increase of 27% over the three months ended September 30, 2005 revenue of $8,473,000 (see “Timing of Revenue”). The increased revenue is attributable to growth in both the Beijing and Shanghai markets. Healthcare Services operating costs increased over the periods by 25%, from $8,100,000 to $10,099,000. Salaries increased by $1,209,000 over the periods (representing 53% of revenue in each period). This increase was due primarily to the hiring of new personnel to meet the demand for increased services in both the Beijing and Shanghai facilities. Other costs increased $790,000 over the periods, primarily due to increases in direct patient care expenses, cost allocated from the parent company, auditing fees and travel. The Healthcare Services segment had income from continuing operations before foreign exchange gains of $695,000 in the three months ended September 30, 2006, compared with income from continuing operations before foreign exchange gains of $373,000 in the prior period.

Medical Products Division
     The Medical Products division, formerly named the “Medical Capital Equipment division,” markets, distributes and sells select medical capital equipment, instrumentation and other medical products for use in hospitals in China and Hong Kong on the basis of both exclusive and non-exclusive agreements with the manufacturers of these products.
     In the three months ended September 30, 2006, this division had revenue of $15,686,000, a 10% increase from revenue of $14,260,000 for the three months ended September 30, 2005 (see “Timing of Revenue”). The increase was attributable to the impact of new product introductions over the past several quarters as well as continued delivery of goods in the quarter under a government backed financing program. These positive factors continued to be offset by the impact of ongoing reforms by the Chinese government of the procurement process in the Chinese healthcare system which have included increased requirements for public tendering in capital equipment markets and delays in product registrations in certain product categories. There can be no assurance that regulatory issues of this nature will not continue to arise in the future.
     Gross profit for the Medical Products division decreased to $3,638,000 from $3,759,000 over the periods. As a percentage of revenue, gross profit from the Medical Products division decreased to 23% during the recent period from 26% during the same period last year. The decrease in gross profit margin was attributable to significantly lower than normal margins on certain sales during the period. These lower profit margins do not necessarily represent a trend.
     Expenses for the Medical Products division decreased to $3,555,000 from $3,951,000 over the periods and, as a percentage of revenue, decreased to 23% from 28% over the periods. Salaries for the segment decreased by $174,000 in the recent period due to timing of management transitions and reductions in certain administrative support groups. The other costs for the segment decreased $222,000 over the periods, primarily due to decreased promotion, other professional fees and costs allocated from the parent. The division had income from continuing operations before foreign exchange gains of $83,000 in the recent period, compared with a loss continuing from operations before foreign exchange gains of $192,000 in the prior period.
Other Income and Expenses
     Interest expense during the recent quarter was incurred on short-term capitalized leases of $42,000, short-term debt of $975,000, long-term capitalized leases of $76,000 and long-term debt of $10,450,000, totaling $199,000 as compared to interest expense of $99,000 in the same quarter of the prior year.
Taxes
     We recorded a $368,000 benefit from taxes in the three months ended September 30, 2006, as compared to a provision for taxes of $313,000 for the three months ended September 30, 2005. During the recent period, the valuation allowance recorded against deferred tax assets decreased by $642,000. The valuation allowance now includes all tax loss carryforwards in foreign entities, with the exception of Shanghai United Family Hospital for which we released the remaining portion of the valuation allowance during the current period, based on our reviews of expected future taxable earnings. In addition, based on our reviews of expected future taxable earnings at September 30, 2006, we placed a partial valuation allowance on the deferred tax assets for U.S. net operating losses. Our current period tax expense was also impacted by losses in entities for which we maintain a valuation allowance and therefore can not recognize any tax benefit.
Six months ended September 30, 2006 compared to six months ended September 30, 2005
     Our revenue for the six months ended September 30, 2006 was $50,894,000, up 13% from the six months ended September 30, 2005 revenue of $44,930,000. We experienced revenue growth over the periods of 37% in the Healthcare Services segment, while revenue in our Medical Products division remained approximately the same. Costs and expenses were $48,362,000 for the six months ended September 30, 2006 as compared with costs and expenses of $45,149,000 for the prior period. Healthcare Services segment operating costs increased 24% over the periods and decreased 5% in the Medical Products division. We recorded net income of $1,392,000 for the recent period, as compared to a net loss of $2,080,000 for the same period last year. Costs at the parent level of the Company which have been allocated among the segments as described below, increased by $421,000 in the current period from the six month period ended September 30, 2005. The majority of the increase relates to compensation expense, including the additional expense which resulted from our adoption of FAS 123(R), travel, office rent and excise taxes. In recent and prior year’s periods, foreign exchange gains of $71,000 and $331,000, respectively, were recognized as credits to general and administrative expenses on the consolidated condensed statements of operations.

Healthcare Services Division
     The Healthcare Services division operates our network of private healthcare facilities in China. During the six month period ended September 30, 2006, the division consisted of a network of United Family Hospitals and Clinics (UFH) in Beijing and Shanghai. In Beijing, the UFH network included Beijing United Family Hospital and Clinics, and two affiliated, free-standing, primary care clinics, one of which was opened in June of 2005. In Shanghai, the UFH network included Shanghai United Family Hospital and Clinics and one affiliated, free-standing, primary care clinic.
     For the six months ended September 30, 2006, revenue from the segment was $22,407,000, an increase of 37% over the six months ended September 30, 2005 revenue of $16,369,000 (see “Timing of Revenue”). The increased revenue is attributable to growth in both the Beijing and Shanghai markets. Healthcare Services operating costs increased over the periods by 24% from $16,221,000 to $20,125,000. Salaries increased by $2,234,000 over the periods (representing 51% and 56% of revenue in the recent and prior periods, respectively). This increase was due primarily to the hiring of new personnel to meet the demand for increased services in both the Beijing and Shanghai facilities. Other costs increased $1,670,000 over the periods, primarily due to increases in direct patient care expenses, cost allocated from the parent company, excise taxes, bad debt expense, auditing and other professional fees. The Healthcare Services segment had income from continuing operations before foreign exchange gains of $2,282,000 in the six months ended September 30, 2006, compared with income from continuing operations before foreign exchange gains of $148,000 in the prior period.
Medical Products Division
     The Medical Products division, formerly named the “Medical Capital Equipment division,” markets, distributes and sells select medical capital equipment, instrumentation and other medical products for use in hospitals in China and Hong Kong on the basis of both exclusive and non-exclusive agreements with the manufacturers of these products.
     In the six months ended September 30, 2006, this division’s revenue of $28,487,000 was approximately the same as revenue of $28,561,000 for the six months ended September 30, 2005 (see “Timing of Revenue”). The results were attributable to the impact of new product introductions over the past several quarters as well as delivery of goods in the period under a government backed financing program. These positive factors were offset by the impact of ongoing reforms by the Chinese government of the procurement process in the Chinese healthcare system which have included increased requirements for public tendering in capital equipment markets a general slowdown in the growth rate of the market for imported medical devices and delays in product registrations in certain product categories. There can be no assurance that regulatory issues of this nature will not continue to arise in the future.
     Gross profit for the Medical Products division increased to $7,239,000 from $6,696,000 over the periods. As a percentage of revenue, gross profit from the Medical Products division increased to 25% during the recent period from 23% during the same period last year.
     Expenses for the Medical Products division decreased to $7,060,000 from $7,394,000 over the periods and, as a percentage of revenue, decreased to 25% from 26% over the periods. Salaries for the segment remained approximately the same over the periods. The other costs for the segment decreased $329,000 over the periods, primarily due to decreased promotion and other professional fee expense, offset by an increase in allocated parent level administrative costs. The division had income from continuing operations before foreign exchange gains of $179,000 in the recent period, compared with a loss from continuing operations before foreign exchange gains of $698,000 in the prior period.

Other Income and Expenses
     Interest expense during the recent period was incurred on short-term capitalized leases of $42,000, short-term debt of $975,000, long-term capitalized leases of $76,000 and long-term debt of $10,450,000, totaling $386,000 as compared to interest expense of $193,000 in the same period of the prior year.
Taxes
     We recorded a $619,000 provision for taxes in the six months ended September 30, 2006, as compared to a provision for taxes of $128,000 for the six months ended September 30, 2005. During the current period the valuation allowance recorded against the deferred tax assets decreased by $642,000. The valuation allowance now includes all tax loss carryforwards in foreign entities, with the exception of Shanghai United Family Hospital for which we released the remaining portion of the valuation allowance during the current period based on our reviews of expected future taxable earnings. In addition, based on our reviews of expected future taxable earnings at September 30, 2006, we placed a partial valuation allowance on the deferred tax assets for U.S. net operating losses. Our current period tax expense was also impacted by true ups of income tax liability from prior period timing differences coupled with current period losses in entities for which we maintain a valuation allowance and therefore can not recognize any tax benefit.
LIQUIDITY AND CAPITAL RESOURCES
     As of September 30, 2006, our cash and cash equivalents and restricted cash, net accounts receivable and net inventories were $8,320,000, $16,494,000 and $8,793,000, respectively, as compared to $9,417,000, $13,153,000 and $8,681,000, respectively, as of March 31, 2006.
     In October 2005, BJU and SHU obtained long-term debt financing under a program with the International Finance Corporation (IFC) (a division of the World Bank) for 64,880,000 Chinese Renminbi (approximately $8 million). The term of the loan is 10 years at an initial interest rate of 6.73% with the borrowers required to begin making payments into a sinking fund beginning in the fourth year, with the option to extend the beginning of these payments to the fifth year if certain loan covenants have been met. The interest rate will be reduced to 4.23% for any amount of the outstanding loan on deposit in the sinking fund. The loan program also includes certain other covenants which require the borrowers to achieve and maintain specified liquidity and coverage ratios in order to conduct certain business transactions such as pay intercompany management fees or incur additional indebtedness. Chindex International guaranteed repayment of this loan in the full amount of the indebtedness should the borrowers default as defined in the loan agreement. In terms of security, IFC has, among other things, a lien over the equipment owned by the borrowers and over their bank accounts. In addition, IFC has a lien over Chindex bank accounts not already pledged, but not over other Chindex assets. As of September 30, 2006, the outstanding balance of this debt was $8,168,000 and was classified as long-term.
     In June 2006, a building contractor brought a lawsuit in China against SHU claiming certain amounts due in connection with the original construction of the facility. As permitted under Chinese law, the contractor also unilaterally obtained a lien in the amount of $1 million (RMB8.03 million) on the current assets of SHU. Pending release of the lien, available cash of SHU for working capital purposes will be limited to that extent. Based on our continuing project audits and other experience, we believe that the lawsuit significantly exceeds the actual amount payable and are vigorously seeking release of the lien and defense of the action. The amount in dispute currently is approximately $971,000 (RMB 7.8 million).
     As of September 30, 2006, there were letters of credit outstanding of $149,000 and we had $604,000 in borrowings outstanding under our $1,750,000 credit facility with M&T Bank. The borrowings under that credit facility bear interest at 1% over the three-month London Interbank Offered Rate (LIBOR). Balances outstanding under the facilities are payable on demand, fully secured and collateralized by government securities acceptable to the Bank having an aggregate fair market value of not less than $1,945,000.

     In addition, we have opened bonds in connection with KfW development bank funded contracts. As of September 30, 2006 the aggregate amount of these bonds denominated in Euros was €858,000. Of the aggregate amount, €158,000 (approximately $201,000) is fully secured and collateralized by cash deposits at our German subsidiary, which are classified as restricted cash. This bond expires in February 2007. Of the aggregate amount, €500,000 (approximately $634,000) is partially secured by a 40% cash deposit held by the issuing bank in China. This bond expires in December 2007. The remaining amount, €200,000(approximately $254,000), is fully secured by a cash deposit held by the issuing bank in China. This bond expires in December 2007.
     In addition, at September 30, 2006, we have outstanding a security deposit related to performance in connection with a contract for the supply of medical equipment in the amount of RMB2,624,000 (approximately $332,000). We expect our performance obligations to be completed and our performance security to be released by January 31, 2007.
     We have an agreement with a major vendor whereby the vendor has agreed to provide up to $4,000,000 of long-term (one and one-half years on those transactions that have occurred to date) payment terms on our purchase of certain medical equipment from the vendor under government backed financing program contracts. The arrangement carries an interest component of five percent. At September 30, 2006, the Company had short-term debt of $298,000 and long-term debt of $1,939,000 under this agreement. At March 31, 2006 the Company had $1,488,000 of short-term debt outstanding under this agreement.
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
     We continue to pursue other financing strategies to support our future expansion of the United Family Healthcare network, capital improvements at existing healthcare facilities, requirements for bonds in the medical products division and equipment requirements. If we are unable to obtain additional financing, we may have to curtail or terminate certain operations, which could have a material adverse affect on results of operations and prospects.
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

FOREIGN CURRENCY EXCHANGE AND IMPACT OF INFLATION
     Since we receive over 65% of our revenue in local Chinese currency, we have some foreign currency risk. Since the Chinese currency was allowed to float against the U.S. dollar beginning July 21,2005, strengthening of the RMB has resulted in an exchange rate of 7.91/USD or a rate change of 4.4% as of September 30, 2006.
     We also have purchased and will continue to purchase some products in freely transferable Western currencies other than USD, such as Euros. We have sold and will continue to sell such products in China for USD. To the extent that the value of the USD fluctuates against such a currency, we could experience an impact on profitability.
     During the six month period ending September 30, 2006, we had exchange gains of $71,000 which amounts are included in general and administrative expenses on our consolidated condensed statements of operations.
     As part of our risk management program, we also perform sensitivity analyses to assess potential changes in revenue, operating results, cash flows and financial position relating to hypothetical movements in currency exchange rates. Our sensitivity analysis of changes in the fair value of the RMB to the USD at September 30, 2006, indicated that if the USD uniformly increased in value by 10 percent relative to the RMB, then we would have experienced a 17% higher income. Conversely, a 10 percent increase in the value of the RMB relative to the USD at September 30, 2006, would have resulted in a 17% smaller income.
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
     Based on the Consumer Price Index, over the period 2003 to 2005 inflation in China has averaged 2.3% per annum. The impact on the Company’s operations has been deminimus.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     The Company believes that its market risk exposures are immaterial as the Company does not have instruments for trading purposes, and reasonable possible near-term changes in market rates or prices will not result in material near-term losses in earnings, material changes in fair values or cash flows for all instruments.
ITEM 4. CONTROLS AND PROCEDURES
     Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
     In the current three month period ending September 30, 2006, we experienced events which resulted in the following “Risk Factors” which were not previously reported in our Annual Report on Form 10-K for the year ended March 31, 2006:
     Risks Related to Our Business and Financial Condition
Should we be unable to meet the requirements of Section 404 of Sarbanes Oxley in a timely fashion the result could be a qualified or adverse opinion from our independent auditors or a disclaimer of opinion regarding the effectiveness of our internal controls over financial reporting.
     As of the close of business on September 29, 2006 following a press release related to the operations of our Healthcare Services division the previous day, we experienced an unexpected 26% increase in our stock price over two trading days. Pursuant to the measurement criteria under Rule 12b-2 of the Exchange Act, this will trigger a change to our classification from “non-accelerated” to “accelerated filer” at the end of the current fiscal year. This requires us to, among other things, comply with section 404 of the Sarbanes Oxley Act at the end of the current fiscal year and provide an assessment of the effectiveness of our internal controls over financial reporting. In addition, our independent auditors must also attest to and report on our assessment of the effectiveness of our internal controls over financial reporting as well as the operating effectiveness of our internal controls. Prior to this change in status we had been proceeding with documentation and testing of our internal controls as required by Section 404 in accordance with the compliance timeline dictated for “non-accelerated” filers in the SEC press release issued on August 9, 2006. This timeline would have required us to provide our management assessment at the end of our fiscal year ending March 31, 2008 and would have required our external auditors to provide their attestation and opinion the end of our fiscal year ending March 31, 2009. As a result of the unanticipated spike in our stock price during the period covering the one-day test date (September 30) for triggering “accelerated filer” status, we have revised our Section 404 proposed development timeline in order to meet the March 31, 2007 deadline, as to which there can be no assurance. These steps include the hiring of additional personnel, retiming of other development projects and the engagement of qualified and experienced outside consultants. These steps will result in additional administrative, accounting and legal expenses, all of which will have a negative impact on our operating expenses. We can give no assurance that these efforts will result in an assessment that such controls are effective without limitations, result in an attestation that will not be adverse, withheld or disclaimed or be successfully completed in a timely manner.
     Risks related to our Healthcare Services division.
Expansion of healthcare services to reach the Chinese population depends to some extent on the development of an insurance product. During the quarterly period ending September 30, 2006, the Company announced such a product but it is uncertain whether it will attract sufficient customers.
     Medical insurance is not generally available to the Chinese population and so visits to our hospital facilities by the local population are usually paid for in cash. Our expansion plans call for increasing the number of local Chinese who use our facilities. In order to achieve this, in the quarterly period ending September 30, 2006, we announced the development of an insurance product that would cover some or all of the costs of visits to our facilities and thus effectively open up the market on a broader basis. If this or similar efforts fail our ability to continue to grow the Healthcare Services division of the Company could be at risk.

     Risks related to our Medical Products division.
We depend on our relations with suppliers and would be adversely affected by the termination of arrangements with, or shortage or loss of any significant product line from them.
     We rely on a limited number of suppliers that account for a significant portion of our revenues. During the fiscal year ended March 31, 2006, Siemens Medical Solutions (Siemens) and Guidant Corporation (Guidant) represented 49% and 22% of our product revenue and were the only suppliers where such percentage was at least 10%. During the fiscal year ended March 31, 2005, Siemens and Guidant represented 39% and 18% of our product revenue and were the only suppliers where such percentage was at least 10%. During the fiscal year ended March 31, 2004, Siemens, Guidant and Becton-Dickenson (BD) represented 17%, 14% and 10% of our product revenue and were the only suppliers where such percentage was at least 10%. Although a substantial number of our relationships with our capital equipment suppliers are pursuant to exclusive contracts, the relationships are based substantially on mutual satisfaction in addition to the terms of the contractual arrangements. Our agreement with Siemens expired on September 25, 2006. During the quarter ended September 30, 2006, we negotiated a new agreement with Siemens Limited, China. As of the date of this filing, the new agreement has not been executed. The business has continued on the same terms at will and we expect the agreement to be executed in the near future. When executed, we expect the new agreement to be a continuing three-year exclusive agreement under substantially the same terms as the prior agreement. Our agreement with Guidant expired on December 31, 2005, but the business has continued on the same terms at will. Our agreement with BD, which we no longer represent, expired by its terms on December 31, 2004. Certain of our contracts contain short-term cancellation provisions permitting the contracts to be terminated on short notice (from 30 days to six months), minimum sales quantity requirements or targets and provisions triggering termination upon the occurrence of certain events. From time to time, we and/or our suppliers terminate or revise our respective distribution arrangements. There can be no assurance that cancellations of, or other material adverse effects on our contracts, will not occur. As an example of the foregoing risk, as previously disclosed, BD established a subsidiary in China that performs certain services previously performed by us. In that example, we did not have a binding contractual arrangement limiting BD’s decision to internalize rather than outsource those services to us. There can be no assurance that our suppliers will not elect to change their method of distribution into the Chinese marketplace to a form that does not use our services.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     The annual meeting of the Company’s shareholders was held on September 12, 2006. At the Meeting, A. Kenneth Nilsson, Douglas B. Grob, Holli Harris, Carol R. Kaufman, Roberta Lipson, Julius Y. Oestreicher, Lawrence Pemble and Elyse Beth Silverberg were elected as directors of the Company to serve until the Company’s next annual meeting of shareholders and until their respective successors are elected and qualified. The votes for each director were as follows:

	For	Withheld
A. Kenneth Nilsson	9,338,651	9,334
Douglas B. Grob	9,339,351	8,634
Holli Harris	9,339,651	8,334
Carol R. Kaufman	9,338,551	9,434
Roberta Lipson	9,340,951	7,034
Julius Y. Oestreicher	9,339,151	8,834
Lawrence Pemble	9,339,891	8,094
Elyse Beth Silverberg	9,340,351	7,634
Included in the votes for above were 775,000 shares of Class B Common Stock having six votes per share.
     In addition, the Company’s shareholders ratified at the Meeting the selection of BDO Seidman, LLP as the Company’s independent registered public accounting firm for the year ending March 31, 2007. The votes for such ratification were as follows:

Broker

For	Against	Abstain	Non-Votes
9,333,188	8,078	5,718	1,001
Included in the votes for above were 775,000 shares of Class B Common Stock having six votes per share.
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
(a)	Exhibits
The exhibits listed below are filed as a part of this quarterly report:

3.1	Amended and Restated Certificate of Incorporation of the Company dated October 28, 2004. Incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2005.

3.2	By-laws of the Company. Incorporated by reference to Annex C to the Proxy Statement.

4.1	Form of Specimen Certificate representing the Registrant’s Common Stock. Incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form SB-2 (No. 33-78446) (The “IPO Registration Statement”).

4.2	Form of Specimen Certificate representing Class B Common Stock. Incorporated by reference to Exhibit 4.3 to the IPO Registration Statement.

10.1	The Company’s 1994 Stock Option Plan, as amended as of July 17, 2001. Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the six months ended June 30, 2001.

10.2	The Company’s 2004 Stock Incentive Plan. Incorporated by reference to Annex B to the Company’s Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on September 14, 2004.

10.3	Lease Agreement, dated as of March 1994, between the Company and Central Properties Limited Partnership, relating to the Company’s Bethesda, Maryland facility. Incorporated by reference to Exhibit 10.4 to the IPO Registration Statement.

10.4	First Amendment to Lease, dated as of June 26, 1996, between the Company and Central Properties Limited Partnership, relating to additional space at the Company’s Bethesda, Maryland facility. Incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997.

10.5	Lease Agreement between the School of Posts and Telecommunications and the Company dated November 8, 1995. Incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995.

10.6	Amendments Numbers One, Two and Three to the Lease Agreement between the School of Posts and Telecommunications and the Company dated November 8, 1995, each such amendment dated November 26, 1996. Incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997.

10.7	Lease Agreement dated May 10, 1998, between the School of Posts and Telecommunications and the Company relating to the lease of additional space. Incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998.

10.8	Contractual Joint Venture Contract between the Chinese Academy of Medical Sciences Union Medical & Pharmaceutical Group Beijing Union Medical & Pharmaceutical General Corporation and the Company, dated September 27, 1995. Incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995.

10.9	First Investment Loan Manager Demand Promissory Note dated July 10, 1997 between First National Bank of Maryland and the Company. Incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997.

10.10	Distribution Agreement dated October 11, 2001 between Siemens AG and the Company, Incorporated by reference to Exhibit 10.18 to the Company’s Quarterly Report on Form 10-Q for the nine months ended September 30, 2001.

10.11	Second amendment to lease, dated as of November 24, 2000, between the Company and Central Properties Limited Partnership, relating to the extension of the lease term for the Company’s Bethesda, Maryland offices. Incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

10.12*	Employment Agreement, dated as of March 1, 2006, between the Company and Roberta Lipson. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 31, 2006.

10.13*	Employment Agreement, dated as of March 1, 2006, between the Company and Elyse Beth Silverberg. Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated October 31, 2006.

10.14*	Employment Agreement, dated as of March 1, 2006, between the Company and Lawrence Pemble. Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated October 31, 2006.

10.15	Contractual Joint Venture Contract between Shanghai Changing District Central Hospital and the Company, dated February 9, 2002. Incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

10.16	Lease Agreement between Shanghai Changing District Hospital and the Company related to the lease of the building for Shanghai United Family Hospital. Incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

10.17	Lease Agreement between China Arts & Crafts Import & Export Corporation and Chindex (Beijing) Consulting Incorporated related to the lease of the building for the Company’s main office in Beijing+. Incorporated by reference to Exhibit 10.17 to the Company’s Quarterly Report on Form 10-Q for the six months ended June 30, 2002.

10.18	Agreement between Siemens AG and the Company for long term payment of vendor invoices. Incorporated by reference to Exhibit 10.18 to the Company’s Quarterly Report on Form 10-Q for the nine months ended September 30, 2002.

10.19	Form of Securities Purchase Agreement dated as of March 29, 2004 among the Company and the purchasers thereunder. Incorporated by reference to Exhibit 10.19 to the Company’s Registration Statement on Form S-1 (No. 333-114299).

10.20	Form of Securities Purchase Agreement dated as of March 21, 2005 among the Company and the purchasers thereunder. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 21, 2005.

10.21	Form of Common Stock Purchase Warrant issued to investors on March 24, 2005. Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated March 21, 2005.

10.22	Employment Agreement, dated as of September 19, 2005, between the Company and Robert Goodwin. Incorporated by reference to Exhibit 10.27 to the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 2005.

10.23	RMB Loan Agreement among Beijing United Family Health Center, Shanghai United Family Hospital, Inc. and International Finance Corporation, dated October 10, 2005. Incorporated by reference to Exhibit 10.28 to the Company’s Quarterly Report on Form 10-Q for the six months ended September 30, 2005.

10.24	Guarantee Agreement between Chindex International, Inc. and International Finance Corporation, dated October 11, 2005. Incorporated by reference to Exhibit 10.28 to the Company’s Quarterly Report on Form 10-Q for the six months ended September 30, 2005.

21.1	List of subsidiaries. Incorporated by reference to Exhibit 21.1 to the Company’s Registration Statement on Form S-3 (No. 333-123975).

31.1	Certification of the Company’s Chief Executive Officer Pursuant to Rule 13a-14(a) (filed herewith)

31.2	Certification of the Company’s Executive Vice President Finance Pursuant to Rule 13a-14(a) (filed herewith)

31.3	Certification of the Company’s Principal Accounting Officer Pursuant to Rule 13a-14(a) (filed herewith)

32.1	Certification of the Company’s Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 (filed herewith)

32.2	Certification of the Company’s Executive Vice President Finance Pursuant to 18 U.S.C. Section 1350 (filed herewith)

32.3	Certification of the Company’s Principal Accounting Officer Pursuant to 18 U.S.C. Section 1350 (filed herewith)

*	Exhibits related to Executive Compensation
Reports on Form 8-K filed during the quarter ended September 30, 2006.
     On August 11, 2006, the Company filed a Current Report on Form 8-K reporting, under items 2.02 and 7.01, its results of operations for the quarter ended June 30, 2006.
     On September 18, 2006 the Company filed a Current Report on Form 8-K reporting under item 1.01 modifications to an employment agreement with an executive.
     On September 21, 2006 the Company filed a Current Report on Form 8-K reporting under item 1.01 the granting of restricted stock to Company Directors.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHINDEX INTERNATIONAL, INC.
Dated: November 14, 2006	By:	/S/ Lawrence Pemble
Lawrence Pemble
Executive Vice President and Chief Financial Officer

Dated: November 14, 2006	By:	/S/ Cheryl Chartier
Cheryl Chartier
Corporate Controller