Form 10-Q
period 2006-12-31
CHINDEX INTERNATIONAL INC
filed 2007-02-14
CIK 922717

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2006
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
Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of each of the issuer’s class of common equity, as of February 5, 2007, was 6,263,449 shares of Common Stock and 775,000 shares of Class B Common Stock.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CHINDEX INTERNATIONAL, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(thousands except share data)

	December 31, 2006	March 31, 2006
	(Unaudited)

ASSETS

Current assets:
Cash and cash equivalents	$9,979	$9,034
Restricted cash	209	383
Trade accounts receivable, less allowance for doubtful accounts of $2,464 and $2,250, respectively
Product sales receivables	13,542	7,685
Patient service receivables	4,813	5,468
Inventories	6,687	8,681
Deferred income taxes	2,028	177
Other current assets	3,881	2,322
Current assets of discontinued operations	38	1,006

Total current assets	41,177	34,756
Property and equipment, net	18,722	19,119
Long-term deferred income taxes	1,105	2,452
Other assets	474	719

Total assets	$61,478	$57,046

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$22,045	$21,727
Short-term portion of capitalized leases	38	50
Short-term debt and vendor financing	1,205	3,080
Income taxes payable	722	143
Current liabilities of discontinued operations	19	748

Total current liabilities	24,029	25,748
Long-term portion of capitalized leases	68	91
Long-term debt and vendor financing	10,663	8,569

Total liabilities	34,760	34,408

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value, 500,000 shares authorized, none issued	0	0
Common stock, $.01 par value, 13,600,000 shares authorized, including 1,600,000 designated Class B:

Common stock – 6,258,843 and 5,946,873 shares issued and outstanding at December 31, 2006 and March 31, 2006, respectively	63	60

Class B stock – 775,000 shares issued and outstanding at December 31, 2006 and March 31, 2006	8	8
Additional paid in capital	38,450	36,436
Accumulated other comprehensive income	68	75
Accumulated deficit	(11,871)	(13,941)

Total stockholders’ equity	26,718	22,638

Total liabilities and stockholders’ equity	$61,478	$57,046

The accompanying notes are an integral part of these consolidated condensed financial statements.

CHINDEX INTERNATIONAL, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(thousands except share and per share data)
(Unaudited)

	Three months ended		Nine months ended
	December 31,		December 31,
	2006	2005	2006	2005

Product sales	$17,628	$12,701	$46,115	$41,262
Healthcare services revenue	12,716	9,920	35,124	26,289

Total revenue	30,344	22,621	81,239	67,551

Cost and expenses
Product sales costs	13,700	9,353	34,949	31,218
Healthcare services costs	11,023	9,151	30,020	24,559
Selling and marketing expenses	2,619	2,367	7,205	7,395
General and administrative expenses	1,828	1,316	5,359	4,165

Income from continuing operations	1,174	434	3,706	214
Other (expenses) and income
Interest expense	(185)	(203)	(571)	(397)
Interest income	64	50	188	117
Miscellaneous expense – net	(7)	(59)	(2)	23

Income (loss) from continuing operations before income taxes	1,046	222	3,321	(43)
(Provision for) benefit from income taxes	(367)	217	(987)	90

Net income from continuing operations	679	439	2,334	47
Loss from discontinued operations	0	(902)	(264)	(2,591)

Net income (loss)	$679	$(463)	$2,070	$(2,544)

Net income (loss) per common share — basic
Continuing operations	$.10	$.07	$.34	$.01

Discontinued operations	(.00)	(.14)	(.04)	(.40)

Net income (loss)	$.10	$(.07)	$.30	$(.39)

Weighted average shares outstanding — basic	6,880,642	6,536,122	6,787,848	6,518,042

Net income (loss) per common share — diluted
Continuing operations	$.09	$.06	$.31	$.01

Discontinued operations	(.00)	(.13)	(.04)	(.40)

Net income (loss)	$.09	$(.07)	$.27	$(.39)

Weighted average shares outstanding — diluted	7,609,578	6,935,847	7,611,422	6,921,028

The accompanying notes are an integral part of these consolidated condensed financial statements.

CHINDEX INTERNATIONAL, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(thousands)
(Unaudited)

	Nine months ended
	December 31,
	2006	2005
OPERATING ACTIVITIES

Net income (loss)	$2,070	$(2,544)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,451	2,226
Inventory write down	241	538
Provision for doubtful accounts	923	588
Loss on write down of discontinued operation’s accounts receivable	288	0
Loss on disposal of property and equipment	45	0
Deferred income taxes	(505)	(549)
Stock based compensation	155	0
Foreign exchange gain	(197)	(379)
Changes in operating assets and liabilities:
Restricted cash	201	0
Trade receivables	(5,116)	(542)
Inventories	1,930	(253)
Other current assets	(1,263)	(652)
Other assets	257	63
Accounts payable and accrued expenses	(1,317)	(2,349)
Income taxes payable	546	173

Net cash provided by (used in) operating activities	709	(3,680)
INVESTING ACTIVITIES
Purchases of property and equipment	(1,992)	(2,397)
Cash received on disposal of property and equipment	0	108

Net cash used in investing activities	(1,992)	(2,289)
FINANCING ACTIVITIES
Proceeds from debt and vendor financing	2,191	10,453
Repayment of debt, vendor financing and capitalized leases	(2,015)	(5,096)
Proceeds from exercise of stock options and warrants	1,862	111

Net cash provided by financing activities	2,038	5,468
Effect of foreign exchange rate changes on cash and cash equivalents	190	11

Net increase (decrease) in cash and cash equivalents	945	(490)
Cash and cash equivalents at beginning of period	9,034	8,173

Cash and cash equivalents at end of period	$9,979	$7,683

The accompanying notes are an integral part of these consolidated condensed financial statements.

CHINDEX INTERNATIONAL, INC.
CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the nine months ended December 31, 2006
(thousands except share data)
(Unaudited)

							Accumulated
			Common Stock		Additional		Other
	Common Stock		Class B		Paid In	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Total

Balance at March 31, 2006	5,946,873	$60	775,000	$8	$36,436	$(13,941)	$75	$22,638
Net income						2,070		2,070
Foreign currency translation adjustment							(7)	(7)

Comprehensive income								2,063
Stock based compensation					155			155
Options and warrants exercised	311,970	3			1,859			1,862

Balance at December 31, 2006	6,258,843	$63	775,000	$8	$38,450	$(11,871)	$68	$26,718

The accompanying notes are an integral part of these consolidated condensed financial statements.

CHINDEX INTERNATIONAL, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
Note 1. BASIS OF PRESENTATION
     The accompanying unaudited consolidated condensed financial statements of Chindex International, Inc. have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month or nine month period ended December 31, 2006 are not necessarily indicative of the results that may be expected for the year.
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
New Accounting Pronouncements:
     In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation (FIN) 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109”. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement of Financial Accounting Standards (SFAS) 109, “Accounting for Income Taxes”. This interpretation defines the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the effect that the adoption of FIN 48 will have on our financial position and results of operations.
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

     During the nine month period ending December 31, 2006, we determined that $288,000 of the remaining trade accounts receivable related to the discontinued operations were uncollectible. These accounts have been written off, netted against adjustments of certain accounts payable and accrual balances and included in loss from discontinued operations on the consolidated condensed statements of operations.
     For the three and nine months ended December 31, 2006 and 2005, net revenue and loss from discontinued operations were as follows (in thousands):

	Three months ended		Nine months ended
	December 31,		December 31,
	2006	2005	2006	2005
Net revenue from discontinued operations	$0	$4,545	$0	$10,248
Loss from discontinued operations	$(0)	$(902)	$(264)	$(2,591)
The following table displays the assets and liabilities of discontinued operations (in thousands):

	December 31,	March 31,
	2006	2006
Current assets of discontinued operations:
Product sales receivables	$22	$868
Other current assets	16	138

	$38	$1,006

Current liabilities of discontinued operations:
Accounts payable and accrued expenses	$(19)	$(748)

	$(19)	$(748)

Note 3. INVENTORIES
     (thousands)

	December 31,	March 31,
	2006	2006
Inventories consist of the following:
Merchandise inventory	$3,502	$5,597
Healthcare services inventory	570	508
Parts and peripherals	2,615	2,576

	$6,687	$8,681

Note 4. PROPERTY AND EQUIPMENT, NET
     (thousands)

	December 31,	March 31,
	2006	2006
Property and equipment, net consists of the following:
Furniture and equipment	$12,334	$11,988
Vehicles	68	68
Demonstration equipment	3,040	2,509
Leasehold improvements	14,594	13,758

	30,036	28,323
Less: accumulated depreciation and amortization	(11,314)	(9,204)

	$18,722	$19,119

Note 5. NET EARNINGS PER SHARE
     The following is a reconciliation of the numerators and denominators of the basic and diluted Earnings per Share (EPS) computations for the net income (loss) and other related disclosures:

	(thousands except share and per share data)
	Three months ended		Nine months ended
	December 31,		December 31,
	2006	2005	2006	2005
Numerator:
Net income from continuing operations	$679	$439	$2,334	$47
Loss from discontinued operations	(0)	(902)	(264)	(2,591)

Net income (loss)	$679	$(463)	$2,070	$(2,544)
Denominator:
Weighted average shares outstanding- basic	6,880,642	6,536,122	6,787,848	6,518,042
Effect of dilutive securities:
Shares issuable upon exercise of dilutive outstanding stock options, restricted stock and warrants:	728,936	399,725	823,574	402,986
Weighted average shares outstanding-diluted	7,609,578	6,935,847	7,611,422	6,921,028
Net income (loss) per common-share – basic:
Net income from continuing operations	$.10	$.07	$.34	$.01
Loss from discontinued operations	(.00)	(.14)	(.04)	(.40)
Net income (loss)	$.10	$(.07)	$.30	$(.39)
Net income (loss) per common-share – diluted:
Net income from continuing operations	$.09	$.06	$.31	$.01
Loss from discontinued operations	(.00)	(.13)	(.04)	(.40)
Net income (loss)	$.09	$(.07)	$.27	$(.39)
During periods where losses were incurred, shares issuable upon exercise of stock options, warrants and restricted stock are excluded from diluted earnings per share because the effect would be anti-dilutive.
Note 6. STOCK BASED COMPENSATION
     On October 14, 2004, the Company adopted the 2004 Incentive Stock Plan (2004 Plan). The 2004 Plan provides for grants of: options to purchase common stock; restricted shares of common stock, deferred shares of common stock, stock units, and stock appreciation rights. Compensation costs for stock options are recognized ratably over the vesting period of the option which usually ranges from immediate to three years. Compensation costs related to equity compensation, including stock options and restricted stock, for the quarter ended December 31, 2006 were $40,000, of which $6,000 is included in healthcare services costs and $34,000 in general and administrative costs on the consolidated condensed statements of operations.

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
     Compensation costs related to equity compensation, including stock options and restricted stock, for the nine months ended December 31, 2006 were $155,000 of which $41,000 is included in healthcare services costs and $114,000 in general and administrative costs on the consolidated condensed statements of operations. No amounts relating to the share-based payments have been capitalized.
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
     The Company’s reported and pro forma loss per share information was as follows (thousands, except share data):

	Three months ended	Nine months ended
	December 31, 2005	December 31, 2005
Net loss, as reported	$(463)	$(2,544)
Deduct: total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(138)	(235)

Net loss, pro-forma	$(601)	$(2,779)

Pro forma loss per share:
Loss per share, basic and diluted As reported	$(.07)	$(.39)
Loss per share, basic and diluted Pro forma	$(.09)	$(.43)
     Shares issuable upon exercise of stock options and warrants are excluded from diluted earnings per share because the effect would be anti-dilutive.
     The Company generally grants stock options that vest in annual increments of 33 1/3 percent to senior, long-term employees. Option awards are granted with an exercise price equal to the market price of the Company’s stock on the date of grant. Stock options have up to 10-year contractual terms.
     Options issued by the Company since 1996 have grant-date fair values calculated using the Black-Scholes options pricing model between $0.72 and $8.77. To calculate fair market value, this model utilizes certain information, such as the interest rate on a risk-free security maturing generally at the same time as the expected life of the option being valued and the exercise price of the option being valued. It also requires certain assumptions, such as the expected amount of time the option will be outstanding until it is exercised or it expires and the expected volatility of the Company’s common stock over the expected life of the option. The assumptions used to determine the value of the options at the grant date for options granted during the nine months ended December 31, 2006 were:

Volatility	71.02%
Dividend yield	0.00%
Risk-free interest rate	4.95%
Expected average life	7.0 years
     There were no options granted during the three month period ended December 31, 2006.
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
The following table summarizes the stock option activity for the nine months ended December 31, 2006:

			Weighted
			Average
			Remaining	Aggregate
		Weighted	Contractual	Intrinsic
	Number of	Average	Term	Value (in
	Shares	Exercise Price	(Years)	thousands)*
Options outstanding at March 31, 2006	1,315,742	$5.53
Granted	3,000	8.30
Exercised	(103,506)	4.75
Canceled	(63,811)	11.72

Options outstanding at December 31, 2006	1,151,425	$5.27	6.13	$15,652

Options exercisable at December 31, 2006	1,117,559	$5.20	6.1	$15,265

Options exercisable at December 31, 2006 and expected to be exercisable **	1,145,239	$5.24	6.1	$15,603

*	The aggregate intrinsic value on this table was calculated based on the positive difference between the closing market price of the Company’s common stock on December 31, 2006 ($18.86) and the exercise price of the underlying options.

**	Options exercisable at December 31, 2006 and expected to be exercisable include both vested options and non-vested options outstanding less our expected forfeiture rate.
During the three and nine month periods ending December 31, 2006, the total intrinsic value of stock options exercised was $2,445,000 and $2,667,000 respectively and the actual cash received upon exercise of stock options was $1,209,000 and $1,861,000 respectively. The unamortized fair value of the stock options as of December 31, 2006 was $89,000, the majority of which is expected to be expensed over the next two years.
     A summary of the status of the Company’s nonvested options as of December 31, 2006 and changes during the nine month period is presented below:

		Weighted Average
		Grant-Date Fair
	Number of Shares	Value
Nonvested options outstanding, beginning of period	76,333	$5.26
Vested	(25,634)	4.01
Canceled	(16,833)	7.34

Nonvested options outstanding, end of period	33,866	$5.17

The table below summarizes activity relating to restricted stock for the nine months ended December 31, 2006:

		Aggregate Intrinsic
	Number of shares	Value of Restricted
	underlying restricted	Stock (in thousands)
	stock	*
Outstanding as of March 31, 2006	0
Grants	28,000
Vesting	0
Forfeiture	0

Outstanding at December 31, 2006	28,000	$528

Expected to vest	26,393	$498

The weighted average contractual term of the restricted stock, calculated based on the service-based term of each grant, is 3 years. As of December 31, 2006, the unamortized fair value of the restricted stock is $274,000 and will be recognized over the next three years. Restricted stock is valued at the stock price on the date of grant.
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

	Healthcare Services		Medical Products	Total

As of December 31, 2006:
Assets	$32,056,000		$29,384,000	$61,440,000
For the three months ended December 31, 2006:
Sales and service revenue	$12,716,000		$17,628,000	$30,344,000
Gross Profit	n/a	*	3,928,000	n/a
Gross Profit %	n/a	*	22%	n/a
Income (loss) from continuing operations before foreign exchange	$1,122,000		$(74,000)	$1,048,000
Foreign exchange gain				126,000

Income from continuing operations				$1,174,000
Other (expense), net				(128,000)

Income from continuing operations before income taxes				$1,046,000

     Total consolidated assets of $61,478,000 as of December 31, 2006 include $38,000 of assets pertaining to our healthcare products retail business, which was discontinued in fiscal year 2006.

	Healthcare Services		Medical Products	Total

As of March 31, 2006:
Assets	$29,801,000		$26,239,000	$56,040,000
For the three months ended December 31, 2005:
Sales and service revenue	$9,920,000		$12,701,000	$22,621,000
Gross Profit	n/a	*	3,348,000	n/a
Gross Profit %	n/a	*	26%	n/a
Income (loss) from continuing operations before foreign exchange	$439,000		$(53,000)	$386,000
Foreign exchange gain				48,000

Income from continuing operations				$434,000
Other (expense), net				(212,000)

Income from continuing operations before income taxes				$222,000

     Total consolidated assets of $57,046,000 as of March 31, 2006 include $1,006,000 of assets pertaining to our healthcare products retail business, which was discontinued in fiscal year 2006.

	Healthcare Services		Medical Products	Total

As of December 31, 2006:
Assets	$32,056,000		$29,384,000	$61,440,000
For the nine months ended December 31, 2006:
Sales and service revenue	$35,124,000		$46,115,000	$81,239,000
Gross Profit	n/a	*	11,166,000	n/a
Gross Profit %	n/a	*	24%	n/a
Income from continuing operations before foreign exchange	$3,405,000		$104,000	$3,509,000
Foreign exchange gain				197,000

Income from continuing operations				$3,706,000
Other (expense), net				(385,000)

Income from continuing operations before income taxes				$3,321,000

     Total consolidated assets of $61,478,000 as of December 31, 2006 include $38,000 of assets pertaining to our healthcare products retail business, which was discontinued in fiscal year 2006.

	Healthcare Services		Medical Products	Total

As of March 31, 2006:
Assets	$29,801,000		$26,239,000	$56,040,000
For the nine months ended December 31, 2005:
Sales and service revenue	$26,289,000		$41,262,000	$67,551,000
Gross Profit	n/a	*	10,044,000	n/a
Gross Profit %	n/a	*	24%	n/a
Income (loss) from continuing operations before foreign exchange	$586,000		$(751,000)	$(165,000)
Foreign exchange gain				379,000

Income from continuing operations				$214,000
Other (expense), net				(257,000)

Loss from continuing operations before income taxes				$(43,000)

     Total consolidated assets of $57,046,000 as of March 31, 2006 include $1,006,000 of assets pertaining to our healthcare products retail business, which was discontinued in fiscal year 2006.
Inter-segment transactions were eliminated for the three month and nine month periods ended December 31, 2006 and 2005.

* Gross profit margins are not routinely calculated in the healthcare industry.
Note 8. DEBT
     In October 2005, Beijing United Family Hospital and Shanghai United Family Hospital obtained long-term debt financing under a program with the International Finance Corporation (IFC) (a division of the World Bank) for 64,880,000 Chinese Renminbi (approximately $8 million). The term of the loan is 10 years at an initial interest rate of 6.73% with the borrowers required to begin making payments into a sinking fund beginning in the fourth year, with the option to extend the beginning of these payments to the fifth year if certain loan covenants have been met. The interest rate will be reduced to 4.23% for any amount of the outstanding loan on deposit in the sinking fund. The loan program also includes certain other covenants which require the borrowers to achieve and maintain specified liquidity and coverage ratios in order to conduct certain business transactions such as pay intercompany management fees or incur additional indebtedness. As of December 31, 2006 the Company was in compliance with these covenants. Chindex International guaranteed repayment of this loan. In terms of security, IFC has, among other things, a lien over the equipment owned by the borrowers and over their bank accounts. In addition, IFC has a lien over Chindex bank accounts not already pledged, but not over other Chindex assets. As of December 31, 2006, the outstanding balance of this debt was $8,309,000 (adjusted for foreign exchange movement during the period, see “Foreign Exchange and Impact of Inflation”) and was classified as long-term.
Note 9. CONTINGENCIES
     In June 2006, a building contractor brought a lawsuit in China against Shanghai United Family Hospital (SHU) claiming certain amounts due in connection with the original construction of the facility. As permitted under Chinese law, the contractor also unilaterally obtained a lien in the amount of approximately $1 million (RMB8.03 million) on the current assets of SHU. Pending release of the lien, available cash of SHU for working capital purposes will be limited to that extent. Based on our continuing project audits and other experience, we believe that the lawsuit significantly exceeds the actual amount payable and are vigorously seeking release of the lien and defense of the action. The amount in dispute currently is approximately $1 million (RMB 7.8 million).
Note 10. TAXES
     We recorded a $367,000 provision for taxes in the three months ended December 31, 2006 and a $987,000 provision for taxes in the nine months ended December 31, 2006, as compared to a benefit from taxes of $217,000 for the three months ended December 31, 2005 and a benefit from taxes of $90,000 for the nine months ended December 31, 2005. During the nine month period ending December 31, 2006, we recorded a net discrete release from our valuation allowance of $642,000 that reduced tax expense. The remaining valuation allowance now includes all tax loss carryforwards in foreign entities, with the exception of Shanghai United Family Hospital for which we released the remaining portion of the valuation allowance during the current period based on our reviews of expected future taxable earnings. In addition, based on our reviews of expected future taxable earnings, we placed a partial valuation allowance on the deferred tax assets for U.S. net operating losses. Our tax expense for the nine month period ending December 31, 2006 was also impacted by true ups of income tax liability from prior period timing differences coupled with losses in entities for which we maintain a valuation allowance and therefore can not recognize any tax benefit.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Statements contained in this quarterly report on Form 10-Q relating to plans, strategies, objectives, economic performance and trends and other statements that are not descriptions of historical facts may be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking information is inherently subject to risks and uncertainties, and actual results could differ materially from those currently anticipated due to a number of factors, which include, but are not limited to, the factors set forth under the heading “Risk Factors” and elsewhere in this quarterly report, and in other documents filed by the Company with the Securities and Exchange Commission from time to time, including, without limitation, the Company’s annual report on Form 10-K for the year ended March 31, 2006 and interim report on Form 10-Q for the period ending September 30, 2006. Forward-looking statements may be identified by terms such as “may”, “will”, “should”, “could”, “expects”, “plans”, “intends”, “anticipates”, “believes”, “estimates”, “predicts”, “forecasts”, “potential”, or “continue” or similar terms or the negative of these terms. Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, levels of activity, performance or achievements. The Company has no obligation to update these forward-looking statements.
Critical Accounting Policies
     A summary of critical accounting policies is presented in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” of the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2006.
Results of Operations
Quarter ended December 31, 2006 compared to quarter ended December 31, 2005
     Our revenue for the three months ended December 31, 2006 was $30,344,000, up 34% from the three months ended December 31, 2005 revenue of $22,621,000. We experienced revenue growth over the periods of 28% in the Healthcare Services segment and 39% in the Medical Products division. Costs and expenses were $29,170,000 for the three months ended December 31, 2006 as compared with $22,187,000 for the prior period. Healthcare Services segment operating costs increased 22% over the periods and operating costs in the Medical Products division increased by 18%. We recorded net income of $679,000 for the recent quarter, as compared to a net loss of $463,000 for the same quarter last year. Costs at the parent level of the Company which have been allocated among the segments as described below, increased $590,000 between the periods, including compensation expense and additional auditing fees in relation to Sarbanes-Oxley compliance (see “Item 4”). In the recent and prior year’s periods, foreign exchange gains of $126,000 and $48,000, respectively, were recognized as credits to general and administrative expenses on the consolidated condensed statements of operations.
Healthcare Services Division
     The Healthcare Services division operates our network of private healthcare facilities in China. During the three month period ended December 31, 2006 and the same quarter last year, the division consisted of a network of United Family Hospitals and Clinics (UFH) in Beijing and Shanghai. In Beijing, the UFH network included Beijing United Family Hospital and Clinics, and two affiliated free-standing, primary care clinics. In Shanghai, the UFH network included Shanghai United Family Hospital and Clinics and one affiliated, free-standing, primary care clinic.

     For the three months ended December 31, 2006, revenue from the segment was $12,716,000, an increase of 28% over the three months ended December 31, 2005 revenue of $9,920,000 (for information on how the timing of our revenues is affected by seasonality and other fluctuations, see “Timing of Revenue”). The increased revenue is attributable to growth in both the Beijing and Shanghai markets. Total Healthcare Services operating costs increased over the periods by 22%, to $11,594,000 from $9,481,000, including salaries which increased by $1,120,000 over the periods (representing 50% of segment revenue in the recent period and 53% of revenue in the prior period). This increase was due primarily to the hiring of new personnel to meet the demand for increased services in both the Beijing and Shanghai facilities. Other costs increased $993,000 over the periods, primarily due to increases in direct patient care expenses and cost allocated from the parent company. The Healthcare Services segment had income from continuing operations before foreign exchange gains of $1,122,000 in the three months ended December 31, 2006, compared with income from continuing operations before foreign exchange gains of $439,000 in the prior period.
  Medical Products Division
     The Medical Products division, formerly named the “Medical Capital Equipment division,” markets, distributes and sells select medical capital equipment, instrumentation and other medical products for use in hospitals in China and Hong Kong on the basis of both exclusive and non-exclusive agreements with the manufacturers of these products.
     In the three months ended December 31, 2006, this division had revenue of $17,628,000, a 39% increase from revenue of $12,701,000 for the three months ended December 31, 2005 (for information on how the timing of our revenues is affected by credit availability to our customers and other factors, see “Timing of Revenue”). The increase was attributable to the continued delivery of goods in the quarter under a government backed financing program and delivery of goods under a multi-unit government contract. These positive factors continued to be offset by the impact of ongoing reforms by the Chinese government of the procurement process in the Chinese healthcare system which have included increased requirements for public tendering in capital equipment markets and delays in product registrations in certain product categories. There can be no assurance that regulatory issues of this nature will not continue to arise in the future.
     Gross profit for the Medical Products division increased to $3,928,000 from $3,348,000 over the periods. As a percentage of revenue, gross profit from the Medical Products division decreased to 22% during the recent period from 26% during the same period last year. The decrease in gross profit margin was attributable to significantly lower than normal margins on certain sales during the period. In addition, we recognized a charge of $110,000 (1% negative impact to gross profit percentage) for certain spare parts inventories that have become obsolete as a result of our suppliers’ end of service support for certain product platforms. These lower profit margins do not necessarily represent a trend.
     Expenses for the Medical Products division increased to $4,002,000 from $3,401,000 over the periods and, as a percentage of segment revenue, decreased to 23% from 27% over the periods. Salaries for the segment increased by $245,000 over the periods primarily due to timing of management transitions. The other costs for the segment increased $356,000 over the periods, primarily due to increased costs allocated from the parent and bad debt expense. The division had a loss from continuing operations before foreign exchange gains of $74,000 in the recent period, compared with a loss continuing from operations before foreign exchange gains of $53,000 in the prior period.
     After protracted collection efforts we determined during the period that $829,000 worth of our equipment receivable balance was uncollectible and we wrote these balances off against our balance sheet reserve allowance for doubtful accounts. We have made no change to our policy on reserving for doubtful accounts and took a charge to bad debt expense during the period of $150,000 to increase our reserve for doubtful accounts to maintain historical levels of coverage.
Other Income and Expenses
     Interest expense during the recent quarter was incurred on short-term capitalized leases of $38,000, short-term debt of $1,205,000, long-term capitalized leases of $68,000 and long-term debt of $10,663,000, totaling $185,000 as compared to interest expense of $203,000 in the same quarter of the prior year.
Taxes
     We recorded a $367,000 provision for taxes in the three months ended December 31, 2006, as compared to a benefit from taxes of $217,000 for the three months ended December 31, 2005.

Nine months ended December 31, 2006 compared to nine months ended December 31, 2005
     Our revenue for the nine months ended December 31, 2006 was $81,239,000, up 20% from the nine months ended December 31, 2005 revenue of $67,551,000. We experienced revenue growth over the periods of 34% in the Healthcare Services segment, while revenue in our Medical Products division increased by 12%. Costs and expenses were $77,533,000 for the nine months ended December 31, 2006 as compared with costs and expenses of $67,337,000 for the prior period. Healthcare Services segment operating costs increased 23% over the periods and operating costs in the Medical Products division increased by 2%. We recorded net income of $2,070,000 for the recent period, as compared to a net loss of $2,544,000 for the same period last year. Costs at the parent level of the Company which have been allocated among the segments as described below, increased by $1,011,000 in the current period from the nine month period ended December 31, 2005. The majority of the increase relates to compensation expense, including the additional expense which resulted from our adoption of FAS 123(R), increased audit fees in relation to Sarbanes-Oxley compliance (see “Item 4”) and office rent. In recent and prior year’s periods, foreign exchange gains of $197,000 and $379,000, respectively, were recognized as credits to general and administrative expenses on the consolidated condensed statements of operations.
Healthcare Services Division
     The Healthcare Services division operates our network of private healthcare facilities in China. During the nine month period ended December 31, 2006, the division consisted of a network of United Family Hospitals and Clinics (UFH) in Beijing and Shanghai. In Beijing, the UFH network included Beijing United Family Hospital and Clinics, and two affiliated, free-standing, primary care clinics, one of which was opened in June of 2005. In Shanghai, the UFH network included Shanghai United Family Hospital and Clinics and one affiliated, free-standing, primary care clinic.
     For the nine months ended December 31, 2006, revenue from the segment was $35,124,000, an increase of 34% over the nine months ended December 31, 2005 revenue of $26,289,000 (for information on how the timing of our revenues is affected by seasonality and other fluctuations, see “Timing of Revenue”). The increased revenue is attributable to growth in both the Beijing and Shanghai markets. Total Healthcare Services operating costs increased over the periods by 23% from $25,703,000 to $31,719,000 including salaries which increased by $3,354,000 over the periods (representing 51% and 55% of segment revenue in the recent and prior periods, respectively). This increase was due primarily to the hiring of new personnel to meet the demand for increased services in both the Beijing and Shanghai facilities. Other costs increased $2,662,000 over the periods, primarily due to increases in direct patient care expenses, cost allocated from the parent company, excise taxes, bad debt expense and auditing fees. The Healthcare Services segment had income from continuing operations before foreign exchange gains of $3,405,000 in the nine months ended December 31, 2006, compared with income from continuing operations before foreign exchange gains of $586,000 in the prior period.
  Medical Products Division
     The Medical Products division, formerly named the “Medical Capital Equipment division,” markets, distributes and sells select medical capital equipment, instrumentation and other medical products for use in hospitals in China and Hong Kong on the basis of both exclusive and non-exclusive agreements with the manufacturers of these products.
     In the nine months ended December 31, 2006, this division’s revenue was $46,115,000 which was a 12% increase over the revenue of $41,262,000 for the nine months ended December 31, 2005 (for information on how the timing of our revenues is affected by credit availability to our customers and other factors, see “Timing of Revenue”). The results were attributable to the impact of new product introductions over the past several quarters as well as delivery of goods in the period under a government backed financing program and the delivery of goods under a multi-unit government contract. These positive factors were offset by the impact of ongoing reforms by the Chinese government of the procurement process in the Chinese healthcare system which have included increased requirements for public tendering in capital equipment markets a general slowdown in the growth rate of the market for imported medical devices and delays in product registrations in certain product categories. There can be no assurance that regulatory issues of this nature will not continue to arise in the future.

     Gross profit for the Medical Products division increased to $11,166,000 during the nine month period ending December 31, 2006 from $10,044,000 during the nine month period ending December 31, 2005. As a percentage of revenue, gross profit from the Medical Products division remained at 24% over the periods. In addition, we recognized a charge of $161,000 for certain spare parts inventories that have become obsolete as a result of our suppliers end of service support for certain product platforms.
     Expenses for the Medical Products division increased to $11,062,000 from $10,795,000 over the periods and, as a percentage of segment revenue, decreased to 24% from 26% over the periods. Salaries for the segment increased by $231,000 over the periods. The other costs for the segment increased $36,000 over the periods, primarily due to decreased promotion, travel and other professional fee expense, offset by an increase in allocated parent level administrative costs and bad debt expense. The division had income from continuing operations before foreign exchange gains of $104,000 in the recent period, compared with a loss from continuing operations before foreign exchange gains of $751,000 in the prior period.
     After protracted collection efforts we determined during the period that $829,000 worth of our equipment receivable balance was uncollectible and we wrote these balances off against our balance sheet reserve allowance for doubtful accounts. We have made no change to our policy on reserving for doubtful accounts and took a charge to bad debt expense during the period of $150,000 to increase our reserve for doubtful accounts to maintain historical levels of coverage.
Other Income and Expenses
     Interest expense during the recent period was incurred on short-term capitalized leases of $38,000, short-term debt of $1,205,000, long-term capitalized leases of $68,000 and long-term debt of $10,663,000, totaling $571,000 as compared to interest expense of $397,000 in the same period of the prior year.
Taxes
     We recorded a $987,000 provision for taxes in the nine months ended December 31, 2006, as compared to a benefit from taxes of $90,000 for the nine months ended December 31, 2005. During the nine month period ending December 31, 2006, we recorded a net discrete release from our valuation allowance of $642,000 that reduced tax expense. The remaining valuation allowance now includes all tax loss carryforwards in foreign entities, with the exception of Shanghai United Family Hospital for which we released the remaining portion of the valuation allowance during the current period based on our reviews of expected future taxable earnings. In addition, based on our reviews of expected future taxable earnings, we placed a partial valuation allowance on the deferred tax assets for U.S. net operating losses. Our tax expense for the nine month period ending December 31, 2006 was also impacted by true ups of income tax liability from prior period timing differences coupled with losses in entities for which we maintain a valuation allowance and therefore can not recognize any tax benefit.
LIQUIDITY AND CAPITAL RESOURCES
     As of December 31, 2006, our cash and cash equivalents and restricted cash, net accounts receivable and net inventories were $10,188,000, $18,355,000 and $6,687,000, respectively, as compared to $9,417,000, $13,153,000 and $8,681,000, respectively, as of March 31, 2006.
     In October 2005, BJU and SHU obtained long-term debt financing under a program with the International Finance Corporation (IFC) (a division of the World Bank) for 64,880,000 Chinese Renminbi (approximately $8 million). The term of the loan is 10 years at an initial interest rate of 6.73% with the borrowers required to begin making payments into a sinking fund beginning in the fourth year, with the option to extend the beginning of these payments to the fifth year if certain loan covenants have been met. The interest rate will be reduced to 4.23% for any amount of the outstanding loan on deposit in the sinking fund. The loan program also includes certain other covenants which require the borrowers to achieve and maintain specified liquidity and coverage ratios in order to conduct certain business transactions such as pay intercompany management fees or incur additional indebtedness. Chindex International guaranteed repayment of this loan in the full amount of the indebtedness should the borrowers default as defined in the loan agreement. In terms of security, IFC has, among other things, a lien over the equipment owned by the borrowers and over their bank accounts. In addition, IFC has a lien over Chindex bank accounts not already pledged, but not over other Chindex assets. As of December 31, 2006, the outstanding balance of this debt was $8,309,000 and was classified as long-term.

     In June 2006, a building contractor brought a lawsuit in China against SHU claiming certain amounts due in connection with the original construction of the facility. As permitted under Chinese law, the contractor also unilaterally obtained a lien in the amount of approximately $1 million (RMB8.03 million) on the current assets of SHU. Pending release of the lien, available cash of SHU for working capital purposes will be limited to that extent. Based on our continuing project audits and other experience, we believe that the lawsuit significantly exceeds the actual amount payable and are vigorously seeking release of the lien and defense of the action. The amount in dispute currently is approximately $1 million (RMB 7.8 million).
     As of December 31, 2006, there were letters of credit outstanding of $190,000 and we had $1,132,000 in borrowings outstanding under our $1,750,000 credit facility with M&T Bank. The borrowings under that credit facility bear interest at 1% over the three-month London Interbank Offered Rate (LIBOR). Balances outstanding under the facilities are payable on demand, fully secured and collateralized by government securities acceptable to the Bank having an aggregate fair market value of not less than $1,945,000.
     In addition, we have opened bonds in connection with KfW development bank funded contracts. As of December 31, 2006 the aggregate amount of these bonds denominated in Euros was €858,000. Of the aggregate amount, €158,000 (approximately $209,000) is fully secured and collateralized by cash deposits at our German subsidiary, which are classified as restricted cash. This bond expires in February 2007. Of the aggregate amount, €500,000 (approximately $660,000) is partially secured by a 40% cash deposit held by the issuing bank in China. This bond expires in December 2007. The remaining amount, €200,000 (approximately $264,000), is fully secured by a cash deposit held by the issuing bank in China. This bond expires in December 2007.
     We have an agreement with a major vendor whereby the vendor has agreed to provide up to $4,000,000 of long-term (one and one-half years on those transactions that have occurred to date) payment terms on our purchase of certain medical equipment from the vendor under government backed financing program contracts. The arrangement carries an interest component of five percent. At December 31, 2006, the Company had long-term debt of $2,043,000 under this agreement. At March 31, 2006 the Company had $1,488,000 of short-term debt outstanding under this agreement.
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
FOREIGN CURRENCY EXCHANGE AND IMPACT OF INFLATION
     Since we receive over 70% of our revenue in local Chinese currency, we have some foreign currency risk. Since the Chinese currency was allowed to float against the U.S. dollar beginning July 21, 2005, strengthening of the RMB has resulted in an exchange rate of 7.81/USD or a cumulative rate change of 5.7% as of December 31, 2006. We expect the RMB to continue to a gradual appreciation against the USD in the near future.
     We also have purchased and will continue to purchase some products in freely transferable Western currencies other than USD, such as Euros. We have sold and will continue to sell such products in China for USD. To the extent that the value of the USD fluctuates against such a currency, we could experience an impact on profitability.
     During the nine month period ending December 31, 2006, we had exchange gains of $197,000 which amounts are included in general and administrative expenses on our consolidated condensed statements of operations.
     As part of our risk management program, we also perform sensitivity analyses to assess potential changes in revenue, operating results, cash flows and financial position relating to hypothetical movements in currency exchange rates. Our sensitivity analysis of changes in the fair value of the RMB to the USD at December 31, 2006, indicated that if the USD uniformly increased in value by 10 percent relative to the RMB, then we would have experienced a 15% smaller income. Conversely, a 10 percent increase in the value of the RMB relative to the USD at December 31, 2006, would have resulted in an 18% higher income.
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
     Based on the Consumer Price Index, over the period 2003 to 2005 inflation in China has averaged 2.3% per annum and in the United States has averaged 2.8% per annum. The impact on the Company’s operations has been deminimus.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     The Company believes that its market risk exposures are immaterial as the Company does not have instruments for trading purposes, and reasonable possible near-term changes in market rates or prices will not result in material near-term losses in earnings, material changes in fair values or cash flows for all instruments.
ITEM 4. CONTROLS AND PROCEDURES
     Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
     As of the close of business on September 29, 2006 following a press release related to the operations of our Healthcare Services division the previous day, we experienced an unexpected 26% increase in our stock price over two trading days. Pursuant to the measurement criteria under Rule 12b-2 of the Exchange Act, this will trigger a change to our classification from “non-accelerated” to “accelerated filer” at the end of the current fiscal year. This requires us to, among other things, comply with section 404 of the Sarbanes-Oxley Act at the end of the current fiscal year and provide an assessment of the effectiveness of our internal controls over financial reporting. Since the end of September 2006 we have initiated a series of steps to address these compliance requirements. These steps include the hiring of additional personnel, retiming of other development projects and the engagement of qualified and experienced outside consultants. These steps will result in additional administrative, accounting and legal expenses, all of which will have a negative impact on our operating expenses. We can give no assurance that these efforts will result in an assessment that such controls are effective without limitations, result in an attestation that will not be adverse, withheld or disclaimed or be successfully completed in a timely manner.

PART II. OTHER INFORMATION.
ITEM 1A. RISK FACTORS
     In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended March 31, 2006 and our interim report on Form 10-Q for the period ended September 30, 2006, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K and interim report on Form 10-Q are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
(a) Exhibits
The exhibits listed below are filed as a part of this quarterly report:
3.1	Amended and Restated Certificate of Incorporation of the Company dated October 28, 2004. Incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2005.

3.2	By-laws of the Company. Incorporated by reference to Annex C to the Proxy Statement.

4.1	Form of Specimen Certificate representing the Registrant’s Common Stock. Incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form SB-2 (No. 33-78446) (The “IPO Registration Statement”).

4.2	Form of Specimen Certificate representing Class B Common Stock. Incorporated by reference to Exhibit 4.3 to the IPO Registration Statement.

10.1	The Company’s 1994 Stock Option Plan, as amended as of July 17, 2001. Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the six months ended June 30, 2001.

10.2	The Company’s 2004 Stock Incentive Plan. Incorporated by reference to Annex B to the Company’s Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on September 14, 2004.

10.3	Lease Agreement, dated as of March 1994, between the Company and Central Properties Limited Partnership, relating to the Company’s Bethesda, Maryland facility. Incorporated by reference to Exhibit 10.4 to the IPO Registration Statement.

10.4	First Amendment to Lease, dated as of June 26, 1996, between the Company and Central Properties Limited Partnership, relating to additional space at the Company’s Bethesda, Maryland facility. Incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997.

10.5	Lease Agreement between the School of Posts and Telecommunications and the Company dated November 8, 1995. Incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995.

10.6	Amendments Numbers One, Two and Three to the Lease Agreement between the School of Posts and Telecommunications and the Company dated November 8, 1995, each such amendment dated November 26, 1996. Incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997.

10.7	Lease Agreement dated May 10, 1998, between the School of Posts and Telecommunications and the Company relating to the lease of additional space. Incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998.

10.8	Contractual Joint Venture Contract between the Chinese Academy of Medical Sciences Union Medical & Pharmaceutical Group Beijing Union Medical & Pharmaceutical General Corporation and the Company, dated September 27, 1995. Incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995.

10.9	First Investment Loan Manager Demand Promissory Note dated July 10, 1997 between First National Bank of Maryland and the Company. Incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997.

10.10	Distribution Agreement dated October 11, 2001 between Siemens AG and the Company, Incorporated by reference to Exhibit 10.18 to the Company’s Quarterly Report on Form 10-Q for the nine months ended September 30, 2001.

10.11	Second amendment to lease, dated as of November 24, 2000, between the Company and Central Properties Limited Partnership, relating to the extension of the lease term for the Company’s Bethesda, Maryland offices. Incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

10.12*	Employment Agreement, dated as of March 1, 2006, between the Company and Roberta Lipson. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 31, 2006.

10.13*	Summary Sheet Regarding Amendment to Employment Agreement dated as of March 1, 2006, between the Company and Roberta Lipson. (filed herewith)

10.14*	Employment Agreement, dated as of March 1, 2006, between the Company and Elyse Beth Silverberg. Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated October 31, 2006.

10.15*	Summary Sheet Regarding Amendment to Employment Agreement dated as of March 1, 2006, between the Company and Elyse Beth Silverberg. (filed herewith)

10.16*	Employment Agreement, dated as of March 1, 2006, between the Company and Lawrence Pemble. Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated October 31, 2006.

10.17*	Summary sheet Regarding Amendment to Employment Agreement as of March 1, 2006, between the Company and Lawrence Pemble. (filed herewith)

10.18*	The Company’s Executive Management Incentive Program (IP) For the Fiscal Year ending March 31, 2007. (filed herewith)

10.19*	Employment Agreement, dated as of May 1, 2006 between the Beijing Chindex Hospital Management Consulting Co., Ltd. and Anne Moncure. (filed herewith)

10.20	Contractual Joint Venture Contract between Shanghai Changning District Central Hospital and the Company, dated February 9, 2002. Incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

10.21	Lease Agreement between Shanghai Changning District Hospital and the Company related to the lease of the building for Shanghai United Family Hospital. Incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

10.22	Lease Agreement between China Arts & Crafts Import & Export Corporation and Chindex (Beijing) Consulting Incorporated related to the lease of the building for the Company’s main office in Beijing+. Incorporated by reference to Exhibit 10.17 to the Company’s Quarterly Report on Form 10-Q for the six months ended June 30, 2002.

10.23	Agreement between Siemens AG and the Company for long term payment of vendor invoices. Incorporated by reference to Exhibit 10.18 to the Company’s Quarterly Report on Form 10-Q for the nine months ended September 30, 2002.

10.24	Form of Securities Purchase Agreement dated as of March 29, 2004 among the Company and the purchasers thereunder. Incorporated by reference to Exhibit 10.19 to the Company’s Registration Statement on Form S-1 (No. 333-114299).

10.25	Form of Securities Purchase Agreement dated as of March 21, 2005 among the Company and the purchasers thereunder. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 21, 2005.

10.26	Form of Common Stock Purchase Warrant issued to investors on March 24, 2005. Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated March 21, 2005.

10.27	Employment Agreement, dated as of September 19, 2005, between the Company and Robert Goodwin. Incorporated by reference to Exhibit 10.27 to the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 2005.

10.28	RMB Loan Agreement among Beijing United Family Health Center, Shanghai United Family Hospital, Inc. and International Finance Corporation, dated October 10, 2005. Incorporated by reference to Exhibit 10.28 to the Company’s Quarterly Report on Form 10-Q for the six months ended September 30, 2005.

10.29	Guarantee Agreement between Chindex International, Inc. and International Finance Corporation, dated October 11, 2005. Incorporated by reference to Exhibit 10.28 to the Company’s Quarterly Report on Form 10-Q for the six months ended September 30, 2005.

21.1	List of subsidiaries. Incorporated by reference to Exhibit 21.1 to the Company’s Registration Statement on Form S-3 (No. 333-123975).

31.1	Certification of the Company’s Chief Executive Officer Pursuant to Rule 13a-14(a) (filed herewith)

31.2	Certification of the Company’s Executive Vice President Finance Pursuant to Rule 13a-14(a) (filed herewith)

31.3	Certification of the Company’s Principal Accounting Officer Pursuant to Rule 13a-14(a) (filed herewith)

32.1	Certification of the Company’s Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 (filed herewith)

32.2	Certification of the Company’s Executive Vice President Finance Pursuant to 18 U.S.C. Section 1350 (filed herewith)

32.3	Certification of the Company’s Principal Accounting Officer Pursuant to 18 U.S.C. Section 1350 (filed herewith)

*	Exhibits related to Executive Compensation
Reports on Form 8-K filed during the quarter ended December 31, 2006.
     On November 6, 2006 the Company filed a Current Report on Form 8-K reporting under item 1.01 the entry into employment agreements with certain officers.
     On November 13, 2006, the Company filed a Current Report on Form 8-K reporting, under items 2.02 and 7.01, its results of operations for the quarter and six months ended September 30, 2006.
     On December 28, 2006 the Company filed a Current Report on Form 8-K reporting under item 5.02 changes to the compensatory arrangements of certain officers.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHINDEX INTERNATIONAL, INC.
Dated: February 14, 2007	By:	/S/ Lawrence Pemble
Lawrence Pemble
Executive Vice President and Chief Financial Officer

Dated: February 14, 2007	By:	/S/ Cheryl Chartier
Cheryl Chartier
Corporate Controller