Form 10-K
period 2007-03-31
CHINDEX INTERNATIONAL INC
filed 2007-06-14
CIK 922717

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended March 31, 2007
Commission File No. 0-24624
CHINDEX INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	13-3097642
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)
7201 Wisconsin Avenue
Bethesda, Maryland 20814
(301) 215-7777
Securities registered pursuant to Section 12(b) of the Act: NONE
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $.01 par value and associated Preferred Stock Purchase Rights
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in a definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐      Accelerated filer ☑      Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑
The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of September 30, 2006 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $84,982,820.
The number of shares outstanding of each of the issuer’s class of common equity, as of May 31, 2007, was 6,500,793, shares of Common Stock and 775,000 shares of Class B Common Stock.
Documents Incorporated by Reference: Part III: Proxy Statement

CHINDEX INTERNATIONAL, INC.

PART I
ITEM 1. BUSINESS
General
     Chindex International, Inc. (“Chindex” or “the Company”), founded in 1981, is an American company operating in several healthcare markets in China, including Hong Kong. Revenues are generated from the provision of healthcare services and the sale of medical equipment, instrumentation and products. The Company operates in two business segments:
•	Healthcare Services division. This division operates the Company’s United Family Healthcare network of private hospitals and clinics. United Family Healthcare entered the Beijing market in 1997 with the opening of Beijing United Family Hospital (BJU), and entered the Shanghai market in 2004 with the opening of Shanghai United Family Hospital. In 2002, we opened our first satellite clinic associated with BJU in Shunyi County outside of Beijing. In 2005 a second clinic was opened in downtown Beijing. We have also established a satellite clinic associated with SHU. We are the only foreign-invested, multi-facility hospital network in China. For fiscal 2007, the Healthcare Services division accounted for 45% of the Company’s revenue. (See Note 13 to the consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.)

•	Medical Products division. This division markets, distributes and sells select medical capital equipment, instrumentation and other medical products for use in hospitals in China and Hong Kong on the basis of both exclusive and non-exclusive agreements with the manufacturers of these products. We believe, based on our knowledge and experience in the Chinese healthcare system, that we are the largest independent U.S. distributor of imported healthcare equipment in China. For fiscal 2007, the Medical Products division accounted for 55% of our revenue. (See Note 13 to the consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.)
Healthcare Services Division
     United Family Healthcare Network (UFH)
     In 1997, we opened the first private, international standard hospital in Beijing which constituted our entry into the healthcare services arena. The development of the United Family Healthcare network continued with the expansion of clinical services and opening of a freestanding outpatient clinic in Beijing. In late 2004 we opened our second United Family hospital in Shanghai. This made us the only foreign-invested, multi-facility hospital network in China. Our facilities are managed through a shared administrative network allowing cost and clinical efficiencies.
     The mission of our United Family Healthcare network is to deliver top quality, international standard healthcare services to the largest urban centers in China. Our patient base includes the expatriate communities and China’s rapidly growing upper-middle class. Emphasizing the need for well-care (routine visits in the absence of illness) and patient-centered care (involving the patient in healthcare decisions), United Family Healthcare facilities offer a full range of top-quality family healthcare services, including 24/7 Emergency Rooms, ICUs and NICUs, ORs, clinical laboratory, radiology and blood banking services for men, women and children. An international standard healthcare network not only provides healthcare services at a level generally recognized and accepted internationally in the developed world, but also manages its operations according to generally accepted international principles, such as those related to transparency, infection control, medical records, patient confidentiality, peer review, etc. Our hospitals are staffed by a mix of Western and Chinese physicians. Our facilities are also committed to community outreach programs and offer healthcare education classes, including CPR, Lamaze and Stress Management.

     Both United Family Hospitals in Beijing and Shanghai are 50-bed models with affiliated satellite clinics strategically located to expand geographical reach and service offerings into our target patient markets in those cities. We maintain direct billing relationships with most insurers providing coverage for the expatriate communities in Beijing and Shanghai. In addition, through a cooperative project launched in September 2006 with the insurance arm of the Chinese company FESCO, we are the Preferred Provider Organization (PPO) for one of the first comprehensive health insurance products to be offered to the local Chinese community. We are working to help bring more premium insurance products to market for the Chinese communities to address the expanding market for high quality healthcare services to the affluent population segments. United Family Healthcare facilities generally transact business in local Chinese currency but can also receive payments in U.S. dollars. Services provided to patients who are not covered by insurance are on a cash basis.
     Our long-term expansion plans include targeted expansion into largely Chinese populated markets through the development of additional United Family Healthcare facilities in Chinese cities such as Guangzhou, Wuxi and Xiamen as well as additional facilities in our existing markets of Beijing and Shanghai. Our plans also include the continued expansion of services in existing facilities and the opening of additional affiliated satellite clinics and hospitals. In addition, we are beginning to market our hospital management expertise to third party facilities not owned by Chindex. Our first management agreement for the licensing and management of a United Family Clinic in Wuxi was signed in May 2007. All of these expansion plans depend on the availability of capital resources, as to which there can be no assurances.
UFH – Beijing Market — Beijing United Family Hospital and Clinics (BJU)
     BJU is housed in a modern facility in the eastern section of Beijing, a center of the expatriate community. It was the first officially-approved healthcare joint venture to provide international standard inpatient and outpatient healthcare services in China. It is a contractual joint venture between Chindex and the Chinese Academy of Medical Sciences, with Chindex entitled to 90% of the net profits of the enterprise. BJU received the initial national level approvals from the Chinese Ministry of Health and Ministry of Foreign Trade and Economic Cooperation in 1995.
     There are currently two satellite clinics affiliated with BJU. The first, opened in 2002, is Beijing United Family Clinic – Shunyi. The Shunyi Clinic is located in the densely expatriate-populated high rent residential suburb of Shunyi County. It is also located near the International School of Beijing. The second, opened in June of 2005, is Beijing United Jianguomen Clinic. It is in downtown Beijing located in a prestigious luxury hotel complex in the heart of the diplomatic district. These clinics are part of the BJU expansion strategy to access the full expatriate community in Beijing. Two additional clinics aimed at further expanding BJU services into the more affluent Chinese neighborhoods in Beijing are in the planning stages.

     UFH – Shanghai Market — Shanghai United Family Hospital and Clinics (SHU)
     In 2002 we received approval to open a second hospital venture in Shanghai. This second United Family Hospital is located in the Changning District of Shanghai, also a center of the expatriate community and an affluent Chinese residential district.. This facility is also a contractual joint venture. Our local partner is Changning District Central Hospital, with Chindex being entitled to 70% of the net profits of the enterprise. The construction of SHU was interrupted by the SARS epidemic in 2003. When work resumed after the epidemic, significant changes were made in areas of infection control and sterilization in accordance with the new regulations and standards that followed the SARS period.
     There is currently one satellite clinic affiliated with SHU, the Shanghai Racquet Club Clinic, which is also geographically located in a luxury expatriate residential district. Future affiliated clinics are being planned for the Pudong area and other affluent and rapidly developing residential neighborhoods of the city.
Medical Products Division
     Since the founding of the company in 1981, Chindex has marketed, distributed and sold select medical equipment, instrumentation and products for use in hospitals in China. This business is conducted through the Medical Products division. The Medical Products division was formerly known as the Medical Capital Equipment division. It was renamed at the end of fiscal 2006 when the retail operations of our former Healthcare Products Distribution division were discontinued and distribution services for all medical products were consolidated in one division.
     On the basis of exclusive and non-exclusive distribution agreements, the Medical Products division offers manufacturers of quality medical capital equipment, instrumentation and products access to the greater Chinese marketplace through a wide range of marketing, sales, distribution and technical services for their products. The division also arranges government backed financing packages for its Chinese buyers. Medical capital equipment is of the type that normally would be capitalized and depreciated on the financial statements of a purchasing hospital, as distinguished from instrumentation and products that normally would be expensed.
     Through a matrix of dedicated marketing and technical service departments, local area product and technical specialists, local area territory representatives and clinical application specialists, and distribution and logistics services, we provide comprehensive market coverage on behalf of our clients and suppliers on a nationwide basis. Sales of medical capital equipment are normally export sales denominated in U.S. dollars or Euros and are made on the basis of foreign trade contracts to Foreign Trade Corporations (FTCs), which serve as the purchasing agents for China’s larger hospitals. Sales of lower value capital equipment, instrumentation and medical products are normally local currency sales denominated in Chinese Renminbi (RMB) and are made from inventory stock imported by Chindex and sold either directly to Chinese hospitals or to local Chinese dealers.
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
     The Medical Products division arranges government-backed financing to help hospitals in China finance their purchases of medical equipment. In the past, such financing has included loans and loan guarantees from the U.S. Export-Import Bank and the German KfW Development Bank as well as commercial financing that was guaranteed by the Chinese Government but without foreign government participation.
     Chindex owns and operates local subsidiaries in China, Germany and other international locations that provide global distribution services to all of our operating departments and divisions. In China, our operations include distribution/logistics centers in Shanghai, Beijing and Tianjin and additional local warehouses in eastern China that support local Medical Product division sales. In Germany, our operations coordinate the execution of German KfW financing projects. In Hong Kong, our operations service the local markets for certain products.
     The products sold by the Medical Products division include diagnostic color ultrasound imaging devices, robotic surgical systems and instrumentation, chemistry analyzers, sterilization systems, bone densitometers, mammography and breast biopsy devices and lasers for cosmetic surgery.
     Subject to the availability of capital and other conditions, our long-term growth plans for the division include the development of comprehensive supply chain services to Chinese hospitals as well as continuing to add new products and medical technologies to our offerings and continuing to expand our sales channels, primarily through the use of local sub-distributor networks, to access increasingly deeper levels of the Chinese hospital marketplace.
Discontinued Operations
     In fiscal 2006, we decided to close the retail operations of our former Healthcare Products Distribution division, which had suffered continuing losses over a nine year period. The closure was completed by the end of fiscal 2007. The distribution and logistics services that had been part of the discontinued operations were absorbed by the parent company.
Competition
     In the healthcare services business, there are no Western-owned and operated hospital systems in China that compete with the UFH network in serving the expatriate, diplomat and affluent local Chinese markets. Although there are several foreign-invested hospitals that have been announced and are in the planning stages, we do not know of any that are planned for the geographic areas of the UFH network that are as comprehensive or would offer the same full scope and quality of services. There are, however, several Western-operated clinics and a variety of foreign-invested joint ventures that provide high quality outpatient and limited inpatient services marketed to the expatriate and affluent Chinese market segments in both Beijing and Shanghai.

     In the sale of medical capital equipment, instrumentation and products by the Medical Products division, we compete with other independent distributors in China that market similar products. In addition, we face more significant competition from established manufacturers of medical equipment such as General Electric, Philips and Toshiba, as well as Chinese, joint venture and other foreign manufacturers. These manufacturers maintain their own direct sales force in China and also sell through distributors and may have greater resources, financial or otherwise, than we do. In addition, the products themselves supplied by us compete with similar products of foreign, joint venture and domestic manufacturers. Our competitive position for medical product sales depends upon, among other factors, our ability to attract and retain distribution rights for quality medical products and qualified personnel in sales, technical and administrative capacities.
Employees
     At March 31, 2007, the Company had 1,007 full-time salaried employees. Of these, 991 are in China or Hong Kong. Of the full-time personnel in China and Hong Kong, 126 are expatriates and 865 are Chinese or third country nationals. Of our non-U.S. based full-time employees, 692 are employed by the United Family Hospitals and Clinics.
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
     The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington DC 20549. The public may obtain information on the operation of the Public Reference room by calling the SEC at 1-800-SEC-0330. Additionally, the SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.
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
     Our ability to service our indebtedness and to fund planned capital expenditures will depend on our ability to generate cash flow. Our ability to generate cash flow is dependent on many factors, including:
•	our future operating performance;

•	the demand for our services and products;

•	general economic conditions and conditions affecting suppliers, customers and patients;

•	competition; and

•	legal and regulatory factors affecting us and our business, including exchange rate fluctuations.
     Some of these factors are beyond our control. If we are unable to generate sufficient cash flow, we may not be able to repay indebtedness, operate our business, respond to competition, pursue our growth strategy, which is capital intensive, or otherwise meet cash requirements.
We experienced a net loss in each of fiscal 2005 and fiscal 2006 and may resume experiencing net losses. Consequently, we may not have the ability to finance future operations.
     We experienced a net loss in each of fiscal 2005 and fiscal 2006. These net losses are principally attributable to increased costs, including: at our parent level, corporate governance compliance and local taxes; in our Medical Products division, increased salaries, bad debt allowances and periods of lackluster sales; and, in our Healthcare Services division, in fiscal 2005, start-up and service-expansion expenses relating to hospital operations at SHU, including increases in staff, insurance costs, supplies and other expenses. In fiscal 2006 many of these expenses diminished as operations in Shanghai commenced. However, expenses in connection with maintenance and operation, as well as expansion, if any, of our Healthcare Services division will remain significant. Continued losses in operating divisions would reduce the cash available from operations to service our indebtedness, as well as limit our ability to finance our operations. Although we have experienced a net profit in fiscal 2007, there can be no assurances that we will not resume experiencing net losses as in prior years.
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
     Our success to a large extent depends upon the continued services of certain executive officers, particularly Roberta Lipson, the Chief Executive Officer, Lawrence Pemble, the Chief Financial Officer and Treasurer and Elyse Beth Silverberg, the Executive Vice President and Secretary. We have entered into an employment agreement with Ms. Lipson that contains non-competition, non-solicitation and confidentiality provisions, and we maintain key-person life insurance coverage in the amount of $2,000,000 on the life of Ms. Lipson. Mr. Pemble is subject to an employment agreement that contains non-competition, non-solicitation and confidentiality provisions, but we do not maintain an insurance policy on his life. Ms. Silverberg is subject to an employment agreement that contains non-competition, non-solicitation and confidentiality provisions, but we do not maintain an insurance policy on her life. The loss of service of any of our key employees could diminish our leadership, expertise, experience, business relationships, strategic and operating planning and other important business attributes, thus materially harming our business.
Our business could be adversely affected by inflation or foreign currency fluctuation.
     Since we receive over 70% of our revenue in local Chinese currency, we have foreign currency risk. Since the Chinese currency was allowed to float against the U.S. dollar beginning July 21, 2005, strengthening of the RMB has resulted in an exchange rate of 7.73/USD or a cumulative rate change of 6.6% as of March 31, 2007. We expect the RMB to continue to appreciate against the USD in the near future. There can be no assurances as to the timing or extent of such appreciation. The RMB is not a freely traded international currency and there are not generally available hedges against its fluctuation.
     We also have purchased and will continue to purchase some products in freely transferable Western currencies other than USD, such as Euros. We have sold and will continue to sell such products in China for USD. To the extent that the value of the USD fluctuates against such a currency, we could experience a negative impact on profitability.
     During fiscal 2007, we had exchange gains of $771,000, which are included in our general and administrative expenses. There can be no assurances that we would experience such gains and corresponding positive impact on results in the future.
     As part of our risk management program, we also perform sensitivity analyses to assess potential changes in revenue, operating results, cash flows and financial position relating to hypothetical movements in currency exchange rates. Our sensitivity analysis of changes in the fair value of the RMB to the USD at March 31, 2007, indicated that if the USD uniformly increased in value by 10 percent relative to the RMB, then we would have experienced a 14% smaller income. Conversely, a 10 percent increase in the value of the RMB relative to the USD at March 31, 2007, would have resulted in a 17% higher income.

     If the Chinese Government decides to adjust the value of the RMB so that it increases in value as against the USD, we may respond with adjustments to our operating processes so as to improve the benefit to the Company of such a change. For example, we could increase the proportion of medical capital equipment that we sell in RMB instead of in USD. Moreover, our U.S.-sourced products would be cheaper for our customers, thus improving our competitive position vis-à-vis products from certain other countries.
     Based on the Consumer Price Index, over the period 2004 to 2006, inflation in China has averaged 2.5% per annum and in the United States has averaged 2.9% per annum. The impact on the Company’s operations has been de minimus. There can be no assurance that such rates of inflation will continue in the future.
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
We depend on information systems, which if not implemented and maintained, could adversely affect our operations.
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
     Our information systems and applications require continual maintenance, upgrading and enhancement to meet operational needs. Moreover, the proposed expansion of facilities and similar activities requires transitions to or from, and the integration of, various information systems. We regularly upgrade and expand our information systems capabilities and, most recently, in fiscal 2007 implemented new clinical and financial reporting systems throughout our healthcare services operations. This implementation, future upgrades to it and other proposed system-wide improvements in information systems are expected to require capital expenditures. If we experience difficulties with the transition to or from information systems or are unable to properly implement, finance, maintain or expand our systems, we could suffer, among other things, from operational disruptions, which could adversely affect our prospects or results of operations.
Our operations face competition that could adversely affect our results of operations.
     Our Beijing and Shanghai healthcare facilities compete with a large number and variety of healthcare facilities in their respective markets. There are numerous Chinese hospitals available to the general populace, as well as international clinics serving the expatriate business and diplomatic community. Although we believe that existing international clinics do not currently provide competitive, specialized international standard services in the areas of Beijing or Shanghai where our United Family Healthcare network facilities operate, there can be no assurance that these or other clinics, hospitals or other facilities will not commence or expand such operations, which would increase their competitive position. Further, there can be no assurance that a qualified Western or other healthcare organization, having greater resources in the provision or management of healthcare services, will not decide to engage in operations similar to those being conducted by us in Beijing or Shanghai.
Expansion of healthcare services to reach the Chinese population depends to some extent on the development of an insurance product which is not now available.
     Medical insurance is not generally available to the Chinese population and so visits to our hospital facilities by the local population are usually paid for in cash. Our expansion plans call for increasing the number of local Chinese who use our facilities. In order to achieve this we are working with various organizations to develop insurance products which would cover some or all of the costs of visits to our facilities and thus effectively open up the market on a broader basis. During the quarterly period ending September 30, 2006, we announced one such product but it is uncertain whether it will attract sufficient customers. If such efforts fail our ability to continue to grow the Healthcare Services division of the Company could be at risk.
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
     The terms of our indebtedness with the IFC impose significant restrictions on our business. The indentures governing our outstanding notes and the agreement governing our loan contain various covenants that limit the ability of our hospitals to, among other things: (1) incur or guarantee additional indebtedness, (2) create or permit to exist certain liens, (3) enter into business combinations and asset sale transactions. In addition, the loan agreement also creates liquidity and coverage ratios and other operating requirements that limit the ability of our hospitals to, among other things: (1) make inter-company payments, including dividends and management fees to affiliate companies, (2) make investments or enter into transactions with affiliates, (3) incur expenditures for fixed or non-current assets.
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
Timing of revenues due to seasonality and fluctuations in financial performance vary from quarter to quarter and are not necessarily indicative of our performance over longer periods.
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
     We rely on a limited number of suppliers that account for a significant portion of our revenues. During the fiscal year ended March 31, 2007, Siemens Medical Solutions (Siemens) represented 53% of our product revenue and was the only supplier where such percentage was at least 10%. During the fiscal year ended March 31, 2006, Siemens and Guidant represented 49% and 22% of our product revenue and were the only suppliers where such percentage was at least 10%. During the fiscal year ended March 31, 2005, Siemens and Guidant represented 39% and 18% of our product revenue and were the only suppliers where such percentage was at least 10%. Although a substantial number of our relationships with our capital equipment suppliers, including Siemens, are pursuant to exclusive contracts, the relationships are based substantially on specific sales quotas and mutual satisfaction in addition to the other terms of the contractual arrangements. Our agreement with Siemens expired on September 25, 2006 and was renewed on substantially the same terms for an additional three year period. Our agreement with Guidant expired on December 31, 2005, but the business continued on the same terms at will through March 1, 2007, whereupon Guidant assumed direct responsibility for services previously provide by us. None of these agreements contains short-term cancellation provisions, except typical provisions allowing cancellation for breach of contract, bankruptcy, change of ownership, etc. Certain of our contracts with our other suppliers contain short-term cancellation provisions permitting the contracts to be terminated on short notice (from 30 days to six months), minimum sales quantity requirements or targets and provisions triggering termination upon the occurrence of certain events. From time to time, we and/or our suppliers terminate or revise our respective distribution arrangements. There can be no assurance that cancellations of, or other material adverse effects on our contracts, will not occur. As an example of the foregoing risk, Guidant established a subsidiary in China that performs certain services previously performed by us. In that example, we did not have a binding contractual arrangement limiting Guidant’s decision to internalize rather than outsource those services to us. There can be no assurance that our suppliers will not elect to change their method of distribution into the Chinese marketplace to a form that does not use our services.

Our sales of medical products depend to some extent on our suppliers continuing to improve their products and introduce new models. If a supplier fails to upgrade its product line as quickly as competitive manufacturers have done this could adversely impact our revenues.
     The market for medical equipment in China is highly competitive and buyers are very interested in purchasing the latest technology. In operating under exclusive agreements with certain manufacturers we are tied to a single source in each product area and are dependent on the acceptance of the manufacturers’ products in the market place. If there is a delay in the introduction of new products or technology this could influence buyers to choose competitive offerings from other sources.
Timing of revenues and fluctuations in financial performance vary significantly from quarter to quarter and are not necessarily indicative of our performance over longer periods.
     In the Medical Products division, sales of capital equipment often require protracted sales efforts, long lead times, financing arrangements and other time-consuming steps. For example, many end users are required to purchase capital equipment through a formal public tendering process, which often entails an extended period of waiting time before the sale can be completed. Further, in light of the dependence by purchasers of capital equipment on the availability of credit, the timing of sales may depend upon the timing of our or our purchasers’ abilities to arrange for credit sources, including loans from local Chinese banks or financing from international loan programs such as those offered by the U.S. Export-Import Bank and the German KfW Development Bank. In addition, a relatively limited number of orders and shipments may constitute a meaningful percentage of our revenue in any one period. As a result of these factors impacting the timing of revenues, our operating results have varied and are expected to continue to vary from period to period and year to year.
We have not been able to arrange financings, from third party banks or governments, for our customers in every year. Future periodic financings arranged on behalf of our customers cannot be assured. The absence of these financings could result in lower sales.
     During fiscal 2007 and 2006, we recognized $8,960,000 and $3,923,000 in sales, respectively, related to third party financings pursuant to a German KfW Development Bank loan program which constituted 15% and 7% of our product sales for those years. No third party sales were obtained during fiscal 2005. The U.S. Export-Import Bank loan guarantee program that we developed and utilized several times between 1995 and 2002 was halted between 2003 and 2006 due to government-to-government negotiations over a new framework agreement. Periodic financings obtained for customers have had a positive impact on our results of operations during the periods in which they are consummated, including the twelve months ended December 31, 2002, March 31, 2006 and March 31, 2007 and may not be indicative of future results. The arrangements for these financings and resultant sales are planned and implemented over a long period of time prior to our recognition of the revenue for them. As a result of the financings, we recognized relatively substantial sales during relatively short periods. Accordingly, our results of operations for the respective fiscal quarters during which the sales were reflected were significantly and positively impacted by the timing of the payments from the financing and were not necessarily indicative of our results of operations for any other quarter or fiscal year. There can be no assurance that KfW Development Bank or U.S. Export-Import Bank financing commitments will be obtained by us for our customers in the future. The absence of these financings would have an adverse impact on our sales volume.

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
     We do not maintain product liability insurance, but we do request that we be named as an “additional insured” on policies held by our manufacturers. There can be no assurance that one or more liability claims will not exceed the coverage limits of any of such policies. We currently represent 8 manufacturers and are named as an additional insured on 4 of those manufacturers’ liability policies and are otherwise protected from substantial liability risk through language inserted in our agency agreements with an additional two of those manufacturers. Since most products handled by us do not involve invasive measures, they do not represent a significant risk from product liability. Our distribution relationship with Guidant ended in March 2007, however, we are still listed as an additional insured on their insurance policy, since the stents manufactured by Guidant and formerly distributed by us are inserted in the body.
     If we or our manufacturers fail to comply with regulatory laws and regulations, we or such manufacturers may be subject to enforcement actions, which could affect the manufacturer’s ability to develop, market and sell products successfully. This could harm our reputation and lead to less acceptance of such products by the market. These enforcement actions may include:
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
     We believe that to be successful we must continue to hire, train and retain highly qualified sales representatives and service specialists. Our sales growth has depended on hiring and developing new sales representatives. Due to the relationships developed between our sales representatives and our customers, upon the departure of a sales representative we face the risk of losing the representative’s customers, especially if the representative were to act as a representative of our competitors. Our employment contracts with senior level managers include non-compete clauses. In addition, the imaging equipment market and other high-technology medical equipment markets rely on the hiring and retention of skilled service specialists to maintain such equipment. There may be a shortage of these skilled specialists, which may result in intense competition and increasing salaries. Any inability on our part to hire or retain such skilled specialists could limit our ability to expand, impairing our marketing competitiveness, selling capabilities and related growth efforts.
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
     In our Medical Products division, we must make a substantial portion of our sales into China through foreign trade corporations, or FTCs. Although purchasing decisions are made by the end-users, which may be individuals or groups having the required approvals from their administrative organizations and which are obligated to pay the applicable purchase prices, we enter into a formal purchase contract with only the FTCs. The FTCs make purchases on behalf of the end-users and are legally authorized by the Chinese Government to conduct import business. These organizations are chartered and regulated by the government and are formed to facilitate foreign trade. We market our products directly to end-users, but in consummating sales we also must interact with the particular FTCs representing the end-users. By virtue of our direct contractual relationship with the FTC, rather than the end-user, we are to some extent dependent upon the continuing existence of and contractual compliance by the FTCs until the particular transaction has been completed.
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

If the Chinese Government tightens controls or policies on purchases of medical equipment or implements reforms which disrupt the market for medical devices our sales could be adversely affected.
     The Chinese Government has adopted a number of policies relating to purchase of medical products that affect how we can market and sell such products. For example, for most high value products the Chinese Government requires that a public tendering process be utilized instead of direct sale negotiations between suppliers and customers. In fiscal 2007, we continued to experience an expansion of the tendering requirement to include less expensive products as well as the government-backed loan programs associated with the U.S. Export-Import Bank and the German KfW Development Bank. To the extent that requirements such as the tendering regulations continue to expand, our sales could be adversely affected. In addition, Chinese Government attempts at instituting reform programs directed at the procurement processes for medical devices have from time-to-time resulted in disruptions in the marketplace that have adversely affected our sales. There can be no assurances as to when such reform programs will be initiated in the future or how long they will last.
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
     Since the late 1970s, the Chinese Government has been reforming the Chinese economic system from a planned economy to a market-oriented economy. In recent years, the Chinese Government has implemented economic reform measures emphasizing decentralization, utilization of market forces in the development of the Chinese economy and a higher level of management autonomy. These reforms have resulted in significant economic growth and social progress, but the growth has been uneven both geographically and among various sectors of the economy. Economic growth has also been accompanied by periods of high inflation. The Chinese Government has implemented various policies from time to time to restrain the rate of such economic growth, address issues of corruption, control inflation and otherwise regulate economic expansion. In addition, the Chinese Government has attempted to control inflation by controlling the prices of basic commodities. In addition, the Chinese Government has from time-to-time mandated changes in the Chinese tax law affecting Company operations. Although we believe that the economic reforms, changes and macroeconomic policies and measures adopted by the Chinese Government will continue to have a positive effect on economic development in China, these policies and measures may, from time to time, be modified or reversed. Adverse changes in economic and social conditions in China, in the policies of the Chinese Government or in the laws and regulations in China, could have a material adverse effect on the overall economic growth of China and on infrastructure investment in China. These developments could adversely affect our financial condition, results of operations and business by, for example, reducing the demand for our products and/or services.

The Chinese legal system is relatively new and may not provide protections to us or our investors.
     The Chinese legal system is a civil law system based on written statutes. Unlike common law systems, it is a system in which decided legal cases have little precedential value. In 1979, the Chinese Government began to promulgate a comprehensive system of laws and regulations governing economic matters in general, including corporate organization and governance, foreign investments, commerce, taxation and trade. Legislation over the past 25 years has significantly enhanced the protections afforded to various forms of foreign investment in China. However, these laws, regulations and legal requirements are relatively recent, and their interpretation and enforcement involves uncertainties, which may limit the legal protections available to foreign investors.
     The Chinese Government underwent substantial reforms after the meeting of the National People’s Congress in March 2003. The Chinese Government has reiterated its policy of furthering reforms in the socialist market economy. No assurance can be given that these changes will not have an adverse effect on business conditions in China generally or on our business in particular.
The conversion of Renminbi into foreign currency is regulated, and these regulations could adversely affect us.
     A significant portion of our revenues and operating expenses are denominated in RMB. A portion of our revenues in RMB are typically converted into US dollars and transferred to the United States for payment of invoices and as subsidiary dividends. The transmission of foreign currency out of China is subject to regulation by China’s State Administration for Foreign Exchange, or SAFE. It is possible that SAFE could impose new or increase existing restrictions on such currency uses or otherwise impose exchange controls that adversely affect our practices. Adverse actions by SAFE also could affect our ability to obtain foreign currency through debt or equity financing, including by means of loans or capital contributions.
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
     Certain of our present management stockholders own 775,000 shares of our Class B common stock, which vote as a single class with the common stock on all matters except as otherwise required by law. The Class B common stock and the common stock are identical on a share-for-share basis, except that the holders of Class B common stock have six votes per share on each matter considered by our stockholders. As of March 31, 2007, the three management holders of our outstanding Class B common stock represented approximately 11% of our outstanding capital stock and were deemed to beneficially own capital stock representing approximately 42% of total voting power and may be able to cause the election of all of our directors. These management stockholders have sufficient voting power to determine, in general, the outcome of any corporate transaction or other matter submitted to our stockholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets. The disproportionate vote afforded the Class B common stock could serve to impede or prevent a change of control. As a result, potential acquirers will be discouraged from seeking to acquire control through the purchase of common stock, which could have a depressive effect on the price of our securities. In addition, the effective control by these management stockholders could have the effect of preventing or frustrating attempts to influence, replace or remove management.
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
     On June 4, 2007, the Board of Directors of the Company adopted the Company’s Stockholder Rights Plan, (the “Rights Plan”). The Rights Plan was designed to preserve long-term values and protect stockholders against inadequate offers and other unfair tactics to acquire control of the Company. Under the Rights Plan, each stockholder of record at the close of business on June 14, 2007 received a dividend distribution of one right to purchase from the Company one one-hundredth of a share of Series A junior participating preferred stock at a price of $58. The rights will become exercisable only if a person, other than certain current affiliates of the Company, or group acquires 15% or more of the Company’s common stock or commences a tender or exchange offer which, if consummated, would result in that person or group owning at least 15% of our common stock (the “acquiring person or group”).

In such case, all stockholders other than the acquiring person or group will be entitled to purchase, by paying the $58 exercise price, common stock (or a common stock equivalent) with a value of twice the exercise price. In addition, at any time after such event, and prior to the acquisition by any person or group of 50% or more of our common stock, the Board of Directors may, at its option, require each outstanding right (other than rights held by the acquiring person or group) to be exchanged for one share of our common stock (or one common stock equivalent). If a person or group becomes an acquiring person and the Company is acquired in a merger or other business combination or sells more than 50% of its assets or earning power, each right will entitle all other holders to purchase, by payment of $58 exercise price, common stock of the acquiring company with a value of twice the exercise price. The Rights Plan expires on June 14, 2017.
     The Rights Plan may have anti-takeover effects by discouraging potential proxy contests and other takeover attempts, particularly those which have not been negotiated with the Board of Directors. The Rights Plan may also prevent or inhibit the acquisition of a controlling position in our common stock and may prevent or inhibit takeover attempts that certain stockholders may deem to be in their or other stockholders’ interest or in the interest of the Company, or in which stockholders may receive a substantial premium for their shares over then current market prices. The Rights Plan may also increase the cost of, and thus discourage, any such future acquisition or attempted acquisition, and would render the removal of the current Board of Directors or management of the Company more difficult.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
     Our executive and administrative offices of approximately 3,800 square feet are located in Bethesda, Maryland, which provides access to nearby Washington, D.C. The lease on this space expires in 2007. This facility is used by corporate administration and the Medical Products division. In May of 2007 we signed a new five year lease for 3,986 square feet of office space in Bethesda, Maryland. We will move the corporate office effective August 1, 2007.
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
     We lease a four-story building of approximately 52,000 square feet in Beijing for BJU. In addition, we lease adjacent space of approximately 32,000 square feet for hospital clinics and administrative departments. These leases expire in 2010 and include a right of first refusal for renewal. This facility is used by the Healthcare Services division.
     We have an 18-year lease for our hospital facility in Shanghai which expires in 2019. The lease is for a four-story stand-alone building on the grounds of the Shanghai Changning District Central Hospital. The building has approximately 60,000 square feet. This facility is used by the Healthcare Services division.
     Our current facilities are suitable for our current operating needs.

ITEM 3. LEGAL PROCEEDINGS
     None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None.
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER REPURCHASES OF EQUITY SECURITIES
     Our common stock is listed on The NASDAQ Capital Market under the symbol “CHDX.” The following table shows the high and low common stock closing prices as quoted on the NASDAQ Capital Market. Such quotations reflect interdealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	High	Low
Year Ended March 31, 2006:
First Quarter	$6.43	$4.44
Second Quarter	4.88	3.30
Third Quarter	7.75	3.11
Fourth Quarter	9.06	4.33
Year Ended March 31, 2007:
First Quarter	$12.90	$6.84
Second Quarter	14.72	7.60
Third Quarter	22.99	11.68
Fourth Quarter	26.60	14.54
     As of May 31, 2007, there were 26 record holders of our common stock and six record owners of our Class B common stock. We have never declared or paid cash dividends on our common stock. We currently intend to retain all available funds and future earnings, if any, for use in the operation and expansion of our business and do not anticipate paying dividends in the foreseeable future. We did not repurchase any shares of common stock in the fourth quarter of fiscal 2007.

     Equity compensation plan information as of March 31, 2007 is as follows:

	(a)	(b)	(c)
Number of
Securities
Remaining
Available for
	Number of		Future Issuance
	Securities to Be		Under
	Issued Upon	Weighted Average	Equity
	Exercise of	Exercise	Compensation
	Outstanding	Price of Outstanding	Plans (excluding
	Options,	Options, Warrants	securities
	Warrants and	and	reflected in column
Plan Category	Rights	Rights	(a)
Equity Compensation Plans Approved By Security Holders
1994 Stock Option Plan	773,374	$4.75	0
2004 Stock Incentive Plan	360,269	$6.25	19,950
Equity Compensation Plans Not Approved By Security Holders	None	None	None

Total	1,133,643		19,950
     Other information required by this Item can be found in Note 6 Stockholders’ Equity.

ITEM 6. SELECTED FINANCIAL DATA *
(in thousands, except for per share data)

					Three months ended		Year ended
	Year ended March 31,				March 31,		December 31,
	2007	2006	2005	2004	2003	2002	2002
						(unaudited)
Statement of Operations Data
Net sales	$105,921	$90,836	$83,159	$75,419	$19,418	$13,827	$62,501
Percent increase over prior period	17%	9%	10%	21%	40%	42%	21%
Net income (loss) from continuing operations	2,982	167	(3,924)	(854)	303	(37)	1,100

Net income (loss) from continuing operations per share-basic	.44	.03	(.74)	(.23)	.08	(.01)	.30
Net income (loss) from continuing operations per share-diluted	.39	.02	(.74)	(.23)	.08	(.01)	.29

Market closing price per share – end of year	17.42	9.06	6.18	10.09	2.00	2.78	1.86
Book value per share at end of period	3.93	3.37	3.84	3.89	3.79	3.65	3.77
Cash dividends declared	.00	.00	.00	.00	.00	.00	.00

Balance Sheet Data (at end of period):
Total assets	$62,907	$57,046	$57,288	$47,851	$42,340	$32,859	$43,126
Long term liabilities	8,737	8,660	2,873	125	3,734	0	3,609
Total stockholders’ equity	27,918	22,638	24,963	17,198	14,044	13,497	13,968

					Three months ended		Year ended
	Year ended March 31,				March 31,		December 31,
	2007	2006	2005	2004	2003	2002	2002
						(unaudited)
Segment information:

Healthcare Services division-sales	$47,944	$36,500	$22,801	$15,954	$3,470	$2,799	$12,963
Healthcare Services division-operating income (loss)	5,028	1,585	(2,844)	(680)	(178)	42	586

Medical Products division-sales	57,977	54,336	60,358	59,465	15,948	11,028	49,538
Medical Products division –operating (loss) income	(1,154)	(1,436)	(880)	223	627	(180)	438

We changed our fiscal year end to March 31 as of 2004.

*	In fiscal 2006, the Company determined that the retail operations of our former Healthcare Products Distribution division, which had suffered continuing losses over a nine year period, would be closed. The close-down of the retail operations, which distributed health and personal care products to the consumer markets in China through retail pharmacies, was completed by the end of fiscal 2007. The distribution and logistics services, which had been part of the discontinued division, have been absorbed by the parent company. The distribution of medical products that had been conducted in the former Healthcare Products Distribution division is now conducted by the Medical Products division. The operating results related to the closedown of this business have been segregated from continuing operations and reported as discontinued operations on a separate line item on the consolidated statements of operations. The segment information in the table above has been restated to reflect the new reporting structure. See Notes 2 and 13 to the Company’s consolidated financial statements.

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
Chindex International, Inc. is a Delaware corporation with headquarters located in the Washington, D.C. metropolitan area. We were founded in 1981 and provide healthcare services and products to China including Hong Kong. In fiscal 2006, we determined to discontinue the retail operations of our former Healthcare Products Distribution division, which had suffered continuing losses over a nine year period. The operations which distributed health and personal care products to the consumer markets in China through retail pharmacies were completely closed by the end of fiscal 2007. The distribution and logistics services, which had been part of the discontinued division, have been absorbed by the parent company. The operating results related to the closedown of this business have been segregated from continuing operations and reported as discontinued operations on a separate line item on the consolidated statements of operations. See Notes 2 and 13 to the Company’s consolidated financial statements.
          We now operate in two business segments:
•	Healthcare Services division. This division operates the Company’s United Family Healthcare network of private hospitals and clinics. United Family Healthcare entered the Beijing market in 1997 with the opening of Beijing United Family Hospital (BJU), and entered the Shanghai market in 2004 with the opening of Shanghai United Family Hospital. In 2002, we opened our first satellite clinic associated with BJU in Shunyi County outside of Beijing. In 2005 a second clinic was opened in downtown Beijing. We have also established a satellite clinic associated with SHU. We are the only foreign-invested, multi-facility hospital network in China. For fiscal 2007, the Healthcare Services division accounted for 45% of the Company’s revenue. (See Note 13 to the consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.)

•	Medical Products division. This division, formerly named the “Medical Capital Equipment division,” markets, distributes and sells select medical capital equipment, instrumentation and other medical products for use in hospitals in China and Hong Kong on the basis of both exclusive and non-exclusive agreements with the manufacturers of these products. Chindex believes, based on its knowledge and experience in the Chinese healthcare system, that it is the largest independent U.S. distributor of imported healthcare equipment in China. For fiscal 2007, the Medical Products division accounted for 55% of our revenue. (See Note 13 to the consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.)

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
Revenue recognition
     The Company earns revenue from providing healthcare services and sales of products. Substantially all revenue in the Healthcare Services division is from providing services and substantially all revenue in the Medical Products division is from the sale of products. See Note 13 on the Company’s consolidated financial statements for further information on sales and gross profit by division.
     Revenue related to services provided by Healthcare Services is net of contractual adjustments or discounts and is recognized in the period services are provided. Healthcare Services makes an estimate at the end of the month for certain in-patients who have not completed service. This estimate reflects only the cost of care up to the end of the month.
     Revenue related to the sale of medical equipment, instrumentation and products in our Medical Products division is recognized upon product shipment. We provide installation, warranty, and training services for certain of our capital equipment and instrumentation sales. These services are viewed as perfunctory to the overall arrangement and are not accounted for separately from the equipment sale. Costs associated with installation, training, after-sale servicing and standard warranty are not significant and are recognized in cost of sales as they are incurred.

Receivable collectibility
     We grant credit to some customers in the ordinary course of business. We evaluate collectibility of accounts receivable routinely and adjust our allowance for doubtful accounts in each division based on established policies based on account aging. Bad debts are experienced in both operating divisions. Write downs are normally made on accounts over one year and fully reserved.
     We recognized bad debt expense in the Healthcare Services division of $887,000, $797,000 and $920,000 for the years ended March 31, 2007, 2006 and 2005, respectively and $475,000, $0, and $490,000 in the Medical Products division for the years ended March 31, 2007, 2006 and 2005, respectively.
     We increased the consolidated reserve for doubtful accounts from $2,250,000 at March 31, 2006 to $2,827,000 at March 31, 2007.
Valuation allowance of deferred tax assets
     Our operations are taxed in various jurisdictions including the United States and China. In certain jurisdictions, individual subsidiaries are taxed separately. We have identified deferred tax assets resulting from cumulative temporary differences at each balance sheet date. A valuation allowance is provided for those deferred tax assets for which we are unable to conclude that it is more likely than not that the tax benefit will be realized.
     We have provided substantial deferred tax valuation allowances for certain deferred tax assets related to various subsidiaries in China and the U.S. in the year ended March 31, 2007 because we are not able to conclude that it is more likely than not that those assets will be realized. The U.S. net operating loss carryforwards do not expire before 2019 and the China net operating loss carryforwards do not expire before 2009.
Inventories
     Inventory items held by the Healthcare Services division are purchased to fill hospital operating requirements and are stated at the lower of cost or market using the average cost method.
     Inventory held by the Medical Products division consists of items that are purchased to fill executed sales contracts which are valued on the specific identification method, items that are stocked for future sales and service parts which are valued at average cost. Inventory valuation is reviewed on a routine basis and adjustments are charged to the provision for inventory, which is a component of our cost of sales. Valuation adjustments to inventory were $249,000, $607,000 and $185,000 during fiscal 2007, 2006 and 2005 respectively. The majority of the adjustments in 2007 and 2006 related to spare parts inventory items pertaining to machines we no longer service.
Fiscal year ended March 31, 2007 compared to fiscal year ended March 31, 2006
     Our revenue for fiscal 2007 was $105,921,000, up 17% from fiscal 2006 revenue of $90,836,000. Our revenue grew over the period by 31% in the Healthcare Services division and 7% in the Medical Products division. Costs and expenses were $101,276,000 for fiscal 2007, up 12% as compared with costs and expenses of $90,286,000 for the prior period. Healthcare Services division operating costs increased 23% over the period and operating costs in the Medical Products division increased by 3%. We recorded income from continuing operations of $4,645,000 for the recent period, as compared to income from continuing operations of $550,000 for the prior year. Costs at the parent level of the Company, which have been allocated among the divisions as described below, increased by $1,567,000 in the recent year over the prior year. The majority of the increase relates to compensation expense, including the additional expense which resulted from our adoption of FAS 123(R), increased audit fees in relation to Sarbanes-Oxley compliance (see “Item 4”) and office rent. In recent and prior years periods, foreign exchange gains of $771,000 and $401,000, respectively, were recognized as credits to general and administrative expenses on the consolidated statements of operations.

     Our business operations in fiscal 2008 will focus on continued profitability at the corporate level based on divisional growth strategies. In the Healthcare Services division we expect continued revenue growth and profitability in United Family Healthcare network operations in both the Beijing and Shanghai markets. Our development programs will focus on strategic geographic expansion of new UFH hospital facilities in target cities and clinic operations in Shanghai. Our UFH network is also planning increased patient services based on new clinical service offerings. In the Medical Products division we expect a return to historical levels of growth and profitability as the market and product issues impacting our recent results are relieved. Our development programs will focus on growing comprehensive supply chain services through strategic partnerships, expanding distribution channels, increasing market penetration and broadening product offerings.
Healthcare Services Division
     The Healthcare Services division operates our United Family Healthcare network of private healthcare facilities in China. During fiscal 2007, the division consisted of a network of United Family Hospitals and Clinics in Beijing and Shanghai. In Beijing, the UFH network included Beijing United Family Hospital and Clinics, and two affiliated, free-standing, primary care clinics, the newer of which was opened in June of 2005. In Shanghai, the UFH network included Shanghai United Family Hospital and Clinics and one affiliated, free-standing, primary care clinic.
     For fiscal 2007, revenue from the division was $47,944,000, an increase of 31% over fiscal 2006 revenue of $36,500,000 (for information on how the timing of our revenues is affected by seasonality and other fluctuations, see “Timing of Revenue”). The increased revenue is attributable to growth in both the Beijing and Shanghai markets. Total Healthcare Services operating costs increased over the periods by 23% to $42,916,000 from $34,915,000 including salaries which increased by $4,514,000 over the periods (representing 50% and 54% of division revenue in the recent and prior periods, respectively). This increase was due primarily to the hiring of new personnel to meet the demand for increased services in both the Beijing and Shanghai markets. Other costs increased $3,487,000 over the periods, primarily due to increases in direct patient care expenses, cost allocated from the parent company, depreciation expense, excise taxes, bad debt expense and auditing fees. The Healthcare Services division had income from continuing operations before foreign exchange gains of $5,028,000 in fiscal 2007, a 217% improvement over prior period income from continuing operations before foreign exchange gains of $1,585,000.
     Our long-term expansion plans include targeted expansion into largely Chinese populated markets through the development of additional United Family Healthcare facilities in Chinese cities such as Guangzhou, Wuxi and Xiamen, as well as additional facilities in our existing markets of Beijing and Shanghai. Our plans also include the continued expansion of services in existing facilities and the opening of additional affiliated satellite clinics. In addition, we are beginning to market our hospital management expertise to third party facilities not owned by Chindex. Our first agreement for the licensing and management of a United Family Clinic in Wuxi was signed in May, 2007.
Medical Products Division
     The Medical Products division markets, distributes and sells select medical capital equipment, instrumentation and other medical products for use in hospitals in China and Hong Kong on the basis of both exclusive and non-exclusive agreements with the manufacturers of these products.

     In fiscal 2007, this division’s revenue was $57,977,000 which was a 7% increase over the revenue of $54,336,000 for fiscal 2006 (for information on how the timing of our revenues is affected by credit availability to our Chinese customers and other factors, see “Timing of Revenue”). The increase was attributable to the impact of new product introductions over the past year as well as delivery of goods in the fiscal 2007 period under a government-backed financing program and the delivery of goods under a multi-unit government contract. These positive factors were offset by the impact of ongoing reforms by the Chinese Government of the procurement process in the Chinese healthcare system, which included increased requirements for public tendering in capital equipment markets, a general slowdown in the growth rate of the market for imported medical devices and delays in the product registrations in certain product categories. There can be no assurance that regulatory issues of this nature will not continue to arise in the future.
     Gross profit for the Medical Products division increased to $14,086,000 during fiscal 2007 from $13,423,000 during fiscal 2006. As a percentage of revenue, gross profit from the Medical Products division decreased to 24% from 25% over the period.
     Expenses for the Medical Products division increased to $15,240,000 from $14,859,000 over the periods and, as a percentage of division revenue, decreased to 26% from 27% over the periods. Salaries for the division increased by $42,000 over the periods. The other costs for the division increased by $339,000 over the periods primarily due to costs allocated from the parent company and bad debt expense. The division had a loss from continuing operations before foreign exchange gains of $1,154,000 in the recent period, a 20% improvement over prior period loss from continuing operations before foreign exchange gains of $1,436,000.
     We determined during the period that $829,000 of our equipment receivable balance was uncollectible and subsequently wrote these balances off against our balance sheet reserve allowance for doubtful accounts. In addition, during the period we took a charge to bad debt expense of $475,000 to increase our reserve for doubtful accounts to maintain historical levels of coverage.
     In fiscal 2008, in the Medical Products division we expect a return to historical levels of growth and profitability as many of the market and product issues impacting our 2007 period are relieved. However we also expect to see the requirements for public tendering continue to increase in certain product categories in capital equipment markets. The business will focus on a sales premium and mid-tier market products. In addition, we expect to introduce products with new technologies in both the mainland China and Hong Kong markets. Instrumentation and off-the-shelf product categories are expected to expand market penetration primarily through continued geographic growth of the channels distribution network. Also, the division expects to pursue government backed financing programs for medical equipment.
Other Income and Expenses
     Interest expense during the recent period was incurred on short-term capitalized leases of $36,000, short-term debt of $2,710,000, long-term capitalized leases of $58,000 and long-term debt of $8,679,000, totaling $766,000 as compared to interest expense of $589,000 in the same period of the prior year.
Taxes
     We recorded a $1,205,000 tax expense from continuing operations in fiscal 2007 as compared to a benefit for taxes of $51,000 for fiscal 2006. The increase in the tax expense is due primarily to the increase in profitability at certain of our Chinese operations.
      During fiscal 2007, there was a change in the tax law in China that will reduce the statutory tax rate from 33% to 25% effective January 1, 2008. In addition, there was a change in the tax rate in one of the enterprise zones in China in which the Company operates that increased the tax rate from 12.5% to 15%. Since the Company had net deferred tax assets, the Company recognized a tax expense of approximately $364,000 as a result of these changes in statutory tax rates.
      The Company’s tax expense reflects the impact of varying tax rates in the different jurisdictions in which it operates. It also includes changes to valuation allowance as a result of management’s judgements and estimates concerning projections of domestic and foreign profitability and the extent of the utilization of net operating loss carryforwards. As a result, we have experienced significant fluctuations in our world-wide effective tax rate. Changes in the estimated level of annual pre-tax income, changes in tax laws particularly related to the utilization of net operating losses in various jurisdictions, and changes resulting from tax audits can all affect the overall effective income tax rate which, in turn, impacts the overall level of income tax expense and net income.

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
     Our business operations in fiscal 2007 were expected continue to focus on cost reduction programs at the corporate level and cost containment programs at the operating division level. In the Healthcare Services division we expected continued revenue growth and profitability in hospital operations in both the Beijing and Shanghai markets. Our development programs were expected to focus on strategic geographic expansion of clinic operations in Shanghai, increased patient services throughout the UFH network and assessing potentials and financing options for the next phases of expansion. In the Medical Products division we expected a return to historical levels of growth and profitability as the market and product issues impacting our 2006 period were relieved. Our development programs were expected to focus on expanding distribution channels, increasing market penetration and broadening product offerings.
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
     Expenses for the Medical Products division in fiscal 2006 decreased to $14,859,000 from $14,989,000 in fiscal 2005 and, as a percentage of revenue over the periods, increased to 27% from 25%. Salaries for the segment increased by $328,000 in the recent period and were offset by a $194,000 decrease in accrued compensation to reflect lower than estimated commissions payable, resulting in a net increase of $134,000 over the prior period. Other costs for the division decreased $263,000 over the periods, primarily due to decreased allocated parent-level administration costs and a greater allowance for doubtful accounts expense recorded in the prior period, offset by increased travel and entertainment expenses. The division had a loss from operations of $1,436,000 in the recent period, compared with a loss from operations of $880,000 in the prior period.

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
Taxes
     We recorded a $51,000 benefit from taxes in fiscal 2006 as compared to a benefit for taxes of $57,000 for fiscal 2005. Our gross deferred tax asset increased by $1,109,000. We also recorded an additional valuation allowance of $482,000 that relates primarily to the China operations. The valuation allowance was recorded due to the conclusion that the realization of the tax benefit is currently unknown for certain China operations. The remaining tax benefit of $627,000 was recorded for the U.S. operations and SHU operations. This tax computation is in accordance with current accounting standards but assumes a certain level of future profitability. We believe the recognition of the additional $627,000 in deferred tax assets properly recognizes the benefits we have achieved as a result of our tax restructuring and expect to utilize a substantial portion of the loss carry-forward benefit in fiscal years 2007 and 2008. We have provided a 100% valuation allowance on deferred tax benefits related to losses incurred for certain China operations other than SHU, since these operations have no operating history to support a conclusion that realization of the tax benefit is more likely than not.
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
Liquidity and Capital Resources
     As of March 31, 2007, our cash, cash equivalents and restricted cash, net accounts receivable and net inventories were $10,696,000, $19,237,000 and $7,835,000, respectively, as compared to $9,417,000, $13,153,000 and $8,681,000, respectively, as of March 31, 2006.
     In October 2005, BJU and SHU obtained long-term debt financing under a program with the International Finance Corporation (IFC) (a division of the World Bank) for 64,880,000 Chinese Renminbi (approximately $8 million). The term of the loan is 10 years at an initial interest rate of 6.73% with the borrowers required to begin making payments into a sinking fund beginning in the fourth year, with the option to extend the beginning of these payments to the fifth year if certain loan covenants have been met. The interest rate will be reduced to 4.23% for any amount of the outstanding loan on deposit in the sinking fund. The loan program also includes certain other covenants which require the borrowers to achieve and maintain specified liquidity and coverage ratios in order to conduct certain business transactions such as pay inter-company management fees or incur additional indebtedness. Chindex International guaranteed repayment of this loan in the full amount of the indebtedness should the borrowers default as defined in the loan agreement. In terms of security, IFC has, among other things, a lien over the equipment owned by the borrowers and over their bank accounts. In addition, IFC has a lien over Chindex bank accounts not already pledged, but not over other Chindex assets. As of March 31, 2007, the outstanding balance of this debt was $8,393,000 and was classified as long-term.

     In June of 2006, a building contractor brought a lawsuit in China against Shanghai United Family Hospital and Clinics (SHU) claiming certain amounts due in connection with the original construction of the facility. At March 31, 2007 the amount in dispute is approximately $905,000 and we have $323,000 accrued. There is a lien on certain SHU cash accounts in the amount of $923,000 which has been classified as restricted cash on our balance sheet. We believe the lawsuit significantly exceeds the actual amount payable.
     As of March 31, 2007, letters of credit in the aggregate amount of approximately $73,000 were outstanding and we had $549,000 in borrowings outstanding under our $1,750,000 credit facility with M&T Bank. The borrowings under that credit facility bear interest at 1% over the three-month London Interbank Offered Rate (LIBOR). Balances outstanding under the facilities are payable on demand, fully secured and collateralized by government securities acceptable to the Bank having an aggregate fair market value of not less than $1,945,000.
     In addition, we have opened bonds in connection with German KfW Development Bank funded contracts. As of March 31, 2007 the aggregate amount of these bonds denominated in Euros was €776,000. Of that aggregate amount, €75,000 (approximately $100,000) is fully secured and collateralized by cash deposits at our German subsidiary, which are classified as restricted cash. This amount represents two bonds that expire in August 2007. Of the aggregate amount, €501,000 (approximately $668,000) is partially secured by a cash deposit of approximately 40% held by the issuing bank in China. This bond expires in December 2007. The remaining amount, €200,000 (approximately $267,000), is fully secured by a cash deposit held by the issuing bank in China. This bond expires in December 2007.
     We have an agreement with a major vendor whereby the vendor has agreed to provide up to $4,000,000 of long-term (one and one-half years on those transactions that have occurred to date) payment terms on our purchase of certain medical equipment from the vendor under government backed financing program contracts. The arrangement carries an interest component of five percent. At March 31, 2007 and 2006 the Company had $2,087,000 and $1,488,000 of short-term debt outstanding under this agreement, respectively.
     The Company also included in their debt $360,000 due to two vendors under long-term payment arrangements. Of this balance, $74,000 is classified as short-term and $286,000 is classified as long-term.
     Over the next twelve months we anticipate capital expenditures of $2-4 million in our existing business operations. Our Healthcare Services division intends to finance its capital expenditures for expansion projects and hospital information systems development principally through the existing debt financing program with IFC, limited short-term vendor financing arrangements, as well as cash flows from operations. Our Medical Products division intends to finance any capital expenditures for growth projects under the vendor financing arrangement discussed above and from cash flows from operations. In addition we intend to finance certain corporate expenditures for information systems development through cash flows from operations and additional bank loans, to the extent available. There can be no assurances that the foregoing sources will be sufficient to finance in whole or in part any proposed capital expenditures.
     We continue to pursue other financing strategies to support new business initiatives in both divisions which include new healthcare facilities, capital improvements, requirements for bonds in the medical products division and equipment requirements. If we are unable to obtain additional financing, we may not be able to proceed with new business initiatives, which could have a material adverse affect on future growth, results of operations and prospects.

     The following table sets forth our contractual obligations as of March 31, 2007:
(thousands)

	Total		2008	2009	2010	2011	2012	Thereafter
Line of credit	$549		$549	$0	$0	$0	$0	$0
Bank Loan	13,035	(1)	565	565	1,393	1,373	1,352	7,787
Vendor financing	2,447	(3)	2,161	231	55	0	0	0
Capital leases	98		40	39	19	0	0	0
Operating leases	10,162		2,257	1,656	1,457	1,296	279	3,217
Other (2)	271		58	64	71	78	0	0

Total contractual obligations	$26,562		$5,630	$2,555	$2,995	$2,747	$1,631	$11,004

(1)	Includes interest of $4,642,000.

(2)	Contractual fees owing to our BJU joint venture partner.

(3)	Includes interest of $61,000.
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
Foreign Currency Exchange and Impact of Inflation
     Since we receive over 70% of our revenue in local Chinese currency, we have foreign currency risk. Since the Chinese currency was allowed to float against the U.S. dollar beginning July 21, 2005, strengthening of the RMB has resulted in an exchange rate of 7.73/USD or a cumulative rate change of 6.6% as of March 31, 2007. The RMB is not a freely traded international currency and there are not generally available hedges against its fluctuation.
     We also have purchased and will continue to purchase some products in freely transferable Western currencies other than USD, such as Euros. We have sold and will continue to sell such products in China for USD. To the extent that the value of the USD fluctuates against such a currency, we could experience an impact on profitability.
     During fiscal 2007, we had exchange gains of $771,000 which are included in general and administrative expenses on our consolidated statements of operations.

     As part of our risk management program, we also perform sensitivity analyses to assess potential changes in revenue, operating results, cash flows and financial position relating to hypothetical movements in currency exchange rates. Our sensitivity analysis of changes in the fair value of the RMB to the USD at March 31, 2007, indicated that if the USD uniformly increased in value by 10 percent relative to the RMB, then we would have experienced a 14% decrease in income. Conversely, a 10 percent increase in the value of the RMB relative to the USD at March 31, 2007, would have resulted in a 17% increase in income.
     If the Chinese Government decides to adjust the value of the RMB so that it increases in value against the USD, we may respond with adjustments to our operating processes so as to improve the benefit to the Company of such a change. For example, we could increase the proportion of medical capital equipment that we sell in RMB instead of in USD. Moreover, our U.S. sourced products would be cheaper for our customers, thus improving our competitive position vis-à-vis products from certain other countries.
     Based on the Consumer Price Index, over the period 2004 to 2006 inflation in China has averaged 2.5% per annum and in the United States has averaged 2.9% per annum. The impact on the Company’s operations has been de minimus.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     The Company believes that its market risk exposures are immaterial. The Company does not have instruments for trading purposes. Instruments for non-trading purposes are operating cash assets held in interest- or non-interest-bearing accounts. Reasonable possible near-term changes in market interest rates will not result in material near-term losses in earnings, material changes in fair values or cash flows for such instruments. The Company is exposed to certain foreign currency exchange risk. See “Foreign Currency Exchange and Impact of Inflation”.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Report of Independent Registered Public Accounting Firm
on Internal Control over Financial Reporting
To the Board of Directors and Shareholders
Chindex International, Inc.
Bethesda, Maryland
We have audited management’s assessment, included in the Management’s Report on Internal Control over Financial Reporting, that Chindex International, Inc. (the Company) maintained effective internal control over financial reporting as of March 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Chindex International, Inc’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, management’s assessment that Chindex International Inc. maintained effective internal control over financial reporting as of March 31, 2007, is fairly stated, in all material respects, based on the COSO criteria. Also in our opinion, Chindex International, Inc. maintained, in all material respects, effective internal control over financial reporting as of March 31, 2007, based on the COSO criteria.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated balance sheets of Chindex International, Inc. as of March 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended March 31, 2007 and our report dated June 12, 2007 expressed an unqualified opinion thereon.

Bethesda, Maryland
June 12, 2007
Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders
Chindex International, Inc.
Bethesda, Maryland
We have audited the accompanying consolidated balance sheets of Chindex International, Inc. (the Company) as of March 31, 2007 and 2006 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended March 31, 2007. We have also audited the schedule listed in Item 15(a)(2) of this Form 10-K. These consolidated financial statements and the schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the schedule based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedules are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and the schedule, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and the schedule. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Chindex International, Inc. at March 31, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2007, in conformity with accounting principles generally accepted in the United States of America.
Also, in our opinion, the schedule presents fairly, in all material respects, the information set forth therein.
As discussed in Note 1 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, effective April 1, 2006.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Chindex International, Inc’s internal control over financial reporting as of March 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated June 12, 2007 expressed an unqualified opinion thereon.
Bethesda, Maryland
June 12, 2007

CHINDEX INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
(thousands except share data)

	March 31, 2007	March 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$9,106	$9,034
Restricted cash	1,590	383
Trade accounts receivable, less allowance for doubtful accounts of $2,827 and $2,250, respectively
Equipment sales receivables	13,133	7,685
Patient service receivables	6,104	5,468
Inventories	7,835	8,681
Deferred income tax	2,463	177
Other current assets	3,153	2,322
Current assets of discontinued operations	—	1,006

Total current assets	43,384	34,756
Property and equipment, net	18,482	19,119
Long-term deferred income taxes	607	2,452
Other assets	434	719

Total assets	$62,907	$57,046

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$22,877	$21,727
Short-term portion of capitalized leases	36	50
Short-term debt and vendor financing	2,710	3,080
Income taxes payable	629	143
Current liabilities of discontinued operations	—	748

Total current liabilities	26,252	25,748
Long-term portion of capitalized leases	58	91
Long-term debt and vendor financing	8,679	8,569

Total liabilities	34,989	34,408

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value, 500,000 shares authorized, none issued	0	0
Common stock, $.01 par value, 13,600,000 shares authorized, including 1,600,000 designated Class B at March 31, 2007 and 2006, respectively:
Common stock – 6,332,345 and 5,946,873 shares issued and outstanding at March 31, 2007 and 2006, respectively	63	60
Class B stock – 775,000 shares issued and outstanding at March 31, 2007 and 2006	8	8
Additional paid in capital	38,947	36,436
Accumulated other comprehensive income	106	75
Accumulated deficit	(11,206)	(13,941)

Total stockholders’ equity	27,918	22,638

Total liabilities and stockholders’ equity	$62,907	$57,046

The accompanying notes are an integral part of these consolidated financial statements.

CHINDEX INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(thousands except share and per share data)

	Years ended
	March 31,
	2007	2006	2005
Product sales	$57,977	$54,336	$60,358
Healthcare services revenue	47,944	36,500	22,801

Total revenue	105,921	90,836	83,159

Cost and expenses
Product sales costs	43,891	40,913	46,249
Healthcare services costs	40,534	33,455	24,636
Selling and marketing expenses	9,930	10,195	9,993
General and administrative	6,921	5,723	6,058

Income (loss) from continuing operations	4,645	550	(3,777)
Other (expenses) and income
Interest expense	(766)	(589)	(229)
Interest income	238	173	84
Miscellaneous income (expense) — net	70	(18)	(59)

Income (loss) from continuing operations before income taxes	4,187	116	(3,981)

(Provision for) benefit from income taxes	(1,205)	51	57

Net income (loss) from continuing operations	2,982	167	(3,924)
Loss from discontinued operations	(247)	(3,105)	(1,734)

Net income (loss)	$2,735	$(2,938)	$(5,658)

Net income (loss) per common share — basic
Continuing operations	$.44	$.03	$(.74)
Discontinued operations	(.04)	(.48)	(.33)

Net income (loss)	$.40	$(.45)	$(1.07)

Weighted average shares outstanding — basic	6,857,913	6,539,572	5,313,573

Net income (loss) per common share — diluted
Continuing operations	$.39	$.02	$(.74)

Discontinued operations	(.03)	(.45)	(.33)

Net income (loss)	$.36	$(.43)	$(1.07)

Weighted average shares outstanding — diluted	7,677,406	6,859,688	5,313,573

The accompanying notes are an integral part of these consolidated financial statements.

CHINDEX INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(thousands)

	Years ended March 31,
	2007	2006	2005
OPERATING ACTIVITIES

Net income (loss)	$2,735	$(2,938)	$(5,658)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	3,258	2,910	1,966
Inventory write down	254	538	96
Provision for doubtful accounts	1,598	797	1,428
Stock based compensation	196	—	—
Deferred income taxes	(442)	(627)	(201)
Loss on disposal of assets	95	72	—
Foreign exchange (gain) loss	(771)	(401)	53
Changes in operating assets and liabilities:
Restricted cash	(1,183)	(383)	—
Trade receivables	(6,278)	1,310	120
Inventories	826	1,845	(1,622)
Other current assets	(597)	(288)	201
Other assets	300	72	(391)
Accounts payable and accrued expenses	(110)	(4,582)	2,011
Income taxes payable	480	139	(377)

Net cash provided by (used) in operating activities	361	(1,536)	(2,374)

INVESTING ACTIVITIES
Purchases of property and equipment	(2,474)	(4,133)	(9,447)
Cash received on disposal of property and equipment	—	108	—

Net cash used in investing activities	(2,474)	(4,025)	(9,447)

FINANCING ACTIVITIES
Proceeds from debt and vendor financing	2,235	11,046	6,783
Repayment of debt, vendor financing and capitalized leases	(2,611)	(5,167)	(7,003)
Debt issuance costs	—	(96)	—
Proceeds from issuance of common stock	—	—	13,179
Proceeds from exercise of stock options	2,318	555	238

Net cash provided by financing activities	1,942	6,338	13,197
Effect of foreign exchange rate changes on cash and cash equivalents	243	84	6

Net increase in cash and cash equivalents	72	861	1,382

Cash and cash equivalents at beginning of year	9,034	8,173	6,791

Cash and cash equivalents at end of year	$9,106	$9,034	$8,173

Supplemental disclosures of cash flows information:
Cash paid for interest	$749	$235	$289
Cash paid for taxes	$1,123	$453	$301

Non-cash investing and financing activities consist of the following:
Acquisition of property and equipment via capital leases	$0	$0	$205
Transfer of demonstration inventory to property and equipment	$0	$0	$1,033
The accompanying notes are an integral part of these consolidated financial statements.

CHINDEX INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the years ended March 31, 2007, 2006 and 2005
(thousands except share data)

							Accumulated
			Common Stock		Additional		Other
	Common Stock		Class B		Paid In	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Total

Balance at March 31, 2004	3,643,152	$36	775,000	$8	$22,488	$(5,345)	$11	$17,198
Net loss 2005						(5,658)		(5,658)
Foreign currency translation adjustment							6	6

Comprehensive loss								(5,652)

Issuance of common stock	1,980,397	20			13,159			13,179
Options exercised	104,894	1			237			238

Balance at March 31, 2005	5,728,443	57	775,000	8	35,884	(11,003)	17	24,963
Net loss 2006						(2,938)		(2,938)
Foreign currency translation adjustment							58	58

Comprehensive loss								(2,880)

Options exercised	218,430	3			552			555

Balance at March 31, 2006	5,946,873	60	775,000	8	36,436	(13,941)	75	22,638

Net income 2007						2,735		2,735
Foreign currency translation adjustment							31	31

Comprehensive income								2,766

Stock based compensation					196			196
Options and warrants exercised	385,472	3			2,315			2,318

Balance at March 31, 2007	6,332,345	$63	775,000	$8	$38,947	$(11,206)	$106	$27,918

The accompanying notes are an integral part of these consolidated financial statements.

CHINDEX INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007
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
Consolidation
     The consolidated financial statements include the accounts of the Company, its subsidiaries and variable interest entities. All inter-company balances and transactions are eliminated.
     The Company held a 40% interest in Natural Formula Asia Limited (NFAL), which was accounted for using the equity method. As a result of the Company’s decision to discontinue its retail pharmacy business in fiscal 2006, it was determined that this business would be shut down and in fiscal year 2007, NFAL shut down. At March 31, 2006, the Company’s equity investment in NFAL had been written down to zero.
Revenue Recognition
     The Company earns revenue from providing healthcare services and sales of products. Substantially all revenue in the Healthcare Services division is from providing services and substantially all revenue in the Medical Products division is from the sale of products. See Note 13 for further information on sales and gross profit by division.
     Revenue related to services provided by Healthcare Services is net of contractual adjustments or discounts and is recognized in the period services are provided. Healthcare Services makes an estimate at the end of the month for certain in-patients who have not completed service. This estimate reflects only the cost of care up to the end of the month.
     Revenue related to the sale of medical equipment, instrumentation and products in our Medical Products division is recognized upon product shipment. We provide installation, warranty, and training services for certain of our capital equipment and instrumentation sales. These services are viewed as perfunctory to the overall arrangement and are not accounted for separately from the equipment sale. Costs associated with installation, training, after-sale servicing and standard warranty are not significant and are recognized in cost of sales as they are incurred

Accounts Receivable
     Accounts receivable are customer obligations due under normal trade terms. They consist primarily of amounts due from the sale of various products and services. Senior management reviews accounts receivable on a monthly basis to determine if any receivables will potentially be uncollectible. Any accounts receivable balances that are determined to be uncollectible, along with a general allowance, are included in the overall allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Management believes that the allowance for doubtful accounts as of March 31, 2007 and 2006 is adequate. However, actual write-offs might exceed the recorded allowance.
Inventories
     Inventory items held by the Healthcare Services division are purchased to fill hospital operating requirements and are stated at the lower of cost or market using the average cost method.
     Inventory held by the Medical Products division consists of items that are purchased to fill executed sales contracts which are valued on the specific identification method, items that are stocked for future sales and service parts which are valued at average cost. Inventory valuation is reviewed on a routine basis and adjustments are charged to the provision for inventory, which is a component of our cost of sales. Valuation adjustments to inventory were $249,000, $607,000 and $185,000 during fiscal 2007, 2006 and 2005 respectively. The majority of the adjustments in 2007 and 2006 related to spare parts inventory items pertaining to machines we no longer service.
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
     The Company assesses the impairment of long-lived assets in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. The Company evaluates its long-lived assets for impairment when indicators of impairment are identified. The Company records impairment charges based upon the difference between the fair value and carrying value of the original asset when undiscounted cash flows indicate the carrying value will not be recovered. No impairment losses have been recorded in the accompanying consolidated statements of operations.
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

Cash Equivalents
     The Company considers all highly liquid investments with a maturity of three month or less when purchased or are redeemable on demand to be cash equivalents. Restricted cash is composed of deposits collateralizing bid and performance bonds (see Note 5) and a lien on certain cash accounts pursuant to a lawsuit (see Note 14).
Fair Value of Financial Instruments
     The Company considers the recorded value of its financial instruments, which consist primarily of cash and cash equivalents, trade receivables, accounts payable, and short-term debt payable and vendor financing to approximate the fair value of the respective assets and liabilities at March 31, 2007 and March 31, 2006.
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
     Effective April 1, 2006, the Company adopted SFAS No. 123(R), “Share-Based Payments” and related Securities and Exchange Commission rules included in Staff Accounting Bulletin No. 107 on a modified prospective basis. SFAS No. 123(R) requires that stock options and other share-based payments made to employees be accounted for as compensation expense and recorded at fair value. Under this new standard, companies are required to estimate the fair value of share-based payment awards on the date of the grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense ratably over the requisite service periods of the options in the Company’s consolidated condensed statements of operations. The Company uses the Black-Scholes option pricing model to estimate the fair value of stock options granted. Compensation costs related to equity compensation, including stock options and restricted stock, for the year ended March 31, 2007 were $196,000 of which $47,000 is included in healthcare services costs and $149,000 in general and administrative costs on the consolidated statements of operations. No amounts relating to the share-based payments have been capitalized.
     Prior to April 1, 2006, the Company accounted for stock-based compensation to employees under Accounting Principles Board Opinion (“APB”) No. 25 “Accounting for Stock Issued to Employees,” and complied with the disclosure requirements for SFAS No. 123 “Accounting for Stock-Based Compensation” and SFAS No. 148 “Accounting for Stock-Based Compensation — Transition and Disclosure – An Amendment of FASB Statement No. 123.” Under APB 25 compensation expense was measured as the excess, if any, of the market value of the underlying common stock over the amount the employee is required to pay on the date both the number of shares and the price to be paid are known. No compensation expense was recognized in the consolidated statements of operations, as option grants generally are made with exercise prices equal to the fair value of the underlying common stock on the award date, which is typically the date of compensation measurement.

     The Company’s reported and pro forma loss per share information was as follows (thousands, except share data):

		2006	2005
Net loss, as reported		$(2,938)	$(5,658)
Deduct: total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects		(1,333)	(1,266)

Net loss, pro-forma		$(4,271)	$(6,924)

Pro forma loss per share:
Loss per share, basic	As reported	$(.45)	$(1.07)
Loss per share, basic	Pro forma	$(.65)	$(1.30)
Loss per share, diluted	As reported	$(.43)	$(1.07)
Loss per share, diluted	Pro forma	$(.62)	$(1.30)
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
     Options issued by the Company since 1996 have grant-date fair values calculated using the Black-Scholes options pricing model between $0.72 and $8.77. To calculate fair market value, this model utilizes certain information, such as the interest rate on a risk-free security maturing generally at the same time as the expected life of the option being valued and the exercise price of the option being valued. It also requires certain assumptions, such as the expected amount of time the option will be outstanding until it is exercised or it expires and the expected volatility of the Company’s common stock over the expected life of the option. The assumptions used to determine the value of the options at the grant date for options granted during the year ended March 31, 2007 were:

Volatility	71.02%
Dividend yield	0.00%
Risk-free interest rate	4.95%
Expected average life	7.0 years
     Expected volatility is calculated based on the historical volatility of the Company’s common stock over the period which is approximately equal to the expected life of the options being valued. The dividend yield of zero is based on the fact that the Company has never paid cash dividends and has no present intention to pay cash dividends. The risk-free interest rate is derived from the yield of a U.S. Treasury Strip with a maturity date which corresponds with the expected life of the options being valued. The expected average life is based on the Company’s historical share option exercise experience along with the contractual term of the options being valued.
     Based on historical experience, the Company has assumed a forfeiture rate of 5.74% on both its stock options and restricted stock. The Company will record additional expense if the actual forfeitures are lower than estimated and will record a recovery of prior expense if the actual forfeitures are higher than estimated.

Debt Issuance Costs
     Debt issuance costs incurred are capitalized and amortized based on the life of the debt obligations from which they arose, using the effective interest method.
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
Use of Estimates
     The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Because of the use of estimates inherent in the financial reporting process, actual results could differ from those estimates. Areas in which significant judgments and estimates are used include revenue recognition, receivable collectability, inventory obsolescence, accrued expenses and deferred tax valuation allowances.
Reclassifications
     Certain balances in the 2006 and 2005 consolidated financial statements have been reclassified to conform to the 2007 presentation.
New Accounting Standards
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
     In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year’s financial statements are materially misstated. SAB 108 became effective during our 2007 fiscal year. The adoption of SAB 108 did not have a material impact on our financial statements.

     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. This standard establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This standard is effective for financial statements issued for fiscal years beginning after November 15, 2007. We are currently assessing whether the adoption of SFAS No. 157 will have a material impact on our financial statements.
     In February, 2007, the Financial Accounting Standards Board (“FASB”) issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115 (“FAS 159”). FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. FAS 159 is effective for fiscal years beginning after November 15, 2007. We are currently assessing whether the adoption of FAS 159 will have a material effect on the Company’s financial position or results of operations.
2. DISCONTINUED OPERATIONS
     In fiscal 2006, the Company determined that the retail operations of our former Healthcare Products Distribution division, which had suffered continuing losses over a nine year period, would be closed. The close-down of the retail operations, which distributed health and personal care products to the consumer markets in China through retail pharmacies, was completed by the end of fiscal 2007. The distribution and logistics services, which had been part of the discontinued division, have been absorbed by the parent company. The distribution of medical products that had been conducted in the former Healthcare Products Distribution division is now conducted by the Medical Products division. The operating results related to the closedown of this business have been segregated from continuing operations and reported as discontinued operations on a separate line item on the consolidated statements of operations. The segment information in Note 13 below has been restated to reflect the new reporting structure.
     For the years ended March 31, 2007, 2006 and 2005, net revenue and loss from discontinued operations were as follows (in thousands):

	Year ended March 31,
	2007	2006	2005
Net revenue from discontinued operations	$0	$11,370	$17,616
Loss from discontinued operations	$(247)	$(3,105)	$(1,734)
     For the year ended March 31, 2006, the loss from discontinued operations included $186,000 in close down charges.
     During the year ended March 31, 2007, we wrote off $288,000 of the remaining trade accounts receivable related to the discontinued operations. These accounts were offset by adjustments of certain accounts payable and remaining accrual balances totaling $41,000, resulting in the loss from discontinued operations for the year on the consolidated statements of operations of $247,000.
The assets and liabilities of discontinued operations are (in thousands):

	March 31,	March 31,
	2007	2006
Current assets of discontinued operations:
Product sales receivables	$0	$868
Other current assets	0	138

	$0	$1,006

Current liabilities of discontinued operations:
Accounts payable and accrued expenses	$(0)	$(748)

	$(0)	$(748)

3. INVENTORIES
(in thousands)

	March 31,	March 31,
	2007	2006
Inventories consist of the following:
Merchandise inventory	$4,422	$5,597
Healthcare services inventory	615	508
Parts and peripherals inventory	2,798	2,576

	$7,835	$8,681

4. PROPERTY AND EQUIPMENT, NET
(in thousands)

	March 31,	March 31,
	2007	2006
Property and equipment, net consists of the following:
Furniture and equipment	$12,896	$11,988
Vehicles	68	68
Demonstration equipment	2,762	2,509
Leasehold improvements	14,796	13,758

	30,522	28,323
Less: accumulated depreciation and amortization	(12,040)	(9,204)

	$18,482	$19,119

Depreciation expense for the years ending March 31, 2007, 2006 and 2005 was $ 3,258,000, $ 2,901,000 and $ 1,966,000.
5. DEBT
The Company’s short term and long term debt balances are (in thousands):

	March 31,		March 31,
	2007		2006
	Short term	Long term	Short term	Long term
Line of credit	$549	$0	$1,476	$0
IFC loan	0	8,393	0	8,083
Vendor financing	2,161	286	1,604	486

	$2,710	$8,679	$3,080	$8,569

     The Company has a $1,750,000 line of credit with M&T Bank for short-term working capital needs, standby letters of credit, and spot and forward foreign exchange transactions. Balances outstanding under the facility are payable on demand, fully secured and collateralized by government securities acceptable to the Bank and having an aggregate fair market value of not less than $1,945,000. As of March 31, 2007, letters of credit issued by the bank amounted to approximately $73,000 and there was a balance of $549,000 outstanding under the line of credit facility. Borrowings under the credit facility bear interest at 1% over the three-month London Interbank Offered Rate (LIBOR).

     In October 2005, Beijing United Family Hospital and Shanghai United Family Hospital obtained long-term debt financing under a program with the International Finance Corporation (IFC) (a division of the World Bank) for 64,880,000 Chinese Renminbi (approximately $8 million). The term of the loan is 10 years at an initial interest rate of 6.73% with the borrowers required to begin making payments into a sinking fund beginning in the fourth year, with the option to extend the beginning of these payments to the fifth year if certain loan covenants have been met. The interest rate will be reduced to 4.23% for any amount of the outstanding loan on deposit in the sinking fund. The loan program also includes certain other covenants which require the borrowers to achieve and maintain specified liquidity and coverage ratios in order to conduct certain business transactions such as pay inter-company management fees or incur additional indebtedness. As of March 31, 2007, the Company is in compliance with these covenants. A portion of the proceeds from this funding were used to retire debt and to fund a portion of BJU’s and SHU’s capital growth programs. The Company guaranteed repayment of this loan. In terms of security, IFC has, among other things, a lien over the equipment owned by the borrowers and over their bank accounts. In addition, IFC has a lien over Chindex bank accounts not already pledged, but not over other Chindex assets. As of March 31, 2007 and 2006, the outstanding balance of this debt was $8,393,000 and $8,083,000, respectively (adjusted for foreign exchange movement during the period, see “Foreign Exchange and Impact of Inflation”), and was classified as long-term.
     The Company has a financing agreement with a major vendor whereby the vendor has agreed to provide long term (one and one-half years on those transactions that have occurred to date) payment terms on the Company’s purchases of medical equipment from the supplier. The arrangement carries an interest component of five percent. At March 31, 2007 and 2006, the Company has $2,087,000 and $1,488,000 of short-term payables and no long-term payables recorded under this agreement, respectively.
     The Company also has included in their debt $360,000 due to two vendors under long-term payment arrangements. Of this balance, $74,000 is classified as short-term and $286,000 is classified as long-term.
     The following table sets forth the Company’s debt obligations as of March 31, 2007:
(in thousands)

	Total	2008	2009	2010	2011	2012	Thereafter
Line of credit	$549	$549	$0	$0	$0	$0	$0
Bank Loan	8,393	0	0	839	839	839	5,876
Vendor financing	2,447	2,161	231	55	0	0	0

Total	$11,389	$2,710	$231	$894	$839	$839	$5,876
     In addition, we have opened bonds in connection with German KfW Development Bank funded contracts. As of March 31, 2007 the aggregate amount of these bonds denominated in Euros was €776,000. Of that aggregate amount, €75,000 (approximately $100,000) is fully secured and collateralized by cash deposits at our German subsidiary, which are classified as restricted cash. This amount represents two bonds that expire in August 2007. Of the aggregate amount, €501,000 (approximately $668,000) is partially secured by a 40% cash deposit held by the issuing bank in China. This bond expires in December 2007. The remaining amount, €200,000 (approximately $267,000), is fully secured by a cash deposit held by the issuing bank in China. This bond expires in December 2007.
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
Stock Option Plan
     The Company’s 1994 Stock Option Plan (the 1994 Plan) provided for the grant, at the discretion of the Board of Directors, of (i) options that qualify as incentive stock options within the meaning of Section 422A of the Internal Revenue Code to certain employees and (ii) options not intended to so qualify to employees, consultants and directors. On April 27, 2004, the Plan terminated by its terms and no additional options may be granted thereunder.
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
     During the year ended March 31, 2007, the total intrinsic value of stock options exercised was $1,169,000 and the actual cash received upon exercise of stock options was $629,000. The unamortized fair value of the stock options as of March 31, 2007 was $71,000, the majority of which is expected to be expensed over the next two years.
     A summary of the status of the Company’s nonvested options as of March 31, 2007 and changes during the twelve month period is presented below:

		Weighted Average
		Grant-Date Fair
	Number of Shares	Value
Nonvested options outstanding, beginning of period	76,333	$5.26
Vested	(32,633)	4.22
Canceled	(16,833)	7.34

Nonvested options outstanding, end of period	26,867	$5.22

     The table below summarizes activity relating to restricted stock for the twelve months ended March 31, 2007:

	Number of shares	Aggregate Intrinsic
	underlying	Value of Restricted
	restricted	Stock (in thousands)
	stock	*
Outstanding as of March 31, 2006	0
Grants	28,000
Vesting	0
Forfeiture	0

Outstanding at March 31, 2007	28,000	$488,000

Expected to vest	26,393	$460,000

     The weighted average contractual term of the restricted stock, calculated based on the service-based term of each grant, is 3 years. As of March 31, 2007, the unamortized fair value of the restricted stock is $248,000 and will be recognized over the next three years. Restricted stock is valued at the stock price on the date of grant. There was no restricted stock granted in 2006 or 2005.
     The following is a summary of stock option activity during the years ended March 31, 2007, 2006 and 2005:

		Weighted	Aggregate		Weighted	Aggregate		Weighted	Aggregate
		Average	Intrinsic		Average	Intrinsic		Average	Intrinsic
		Exercise	Value (in		Exercise	Value (in		Exercise	Value (in
	2007	Price	000’s)	2006	Price	000’s)	2005	Price	000’s)
Options outstanding, beginning of year:	1,315,742	$5.53		1,113,144	$4.85		948,700	$2.30
Granted	3,000	8.30		449,050	6.16		306,900	12.60
Exercised	(120,408)	5.22		(218,430)	2.54		(104,894)	2.27
Canceled	(64,691)	11.60		(28,022)	12.04		(37,562)	10.76

Options outstanding, end of year	1,133,643	$5.23	$13,824	1,315,742	$5.53	$9,399	1,113,144	$4.85	$3,303

Weighted average remaining contractual term	5.85			6.98			6.55

Options exercisable at end of year	1,106,776	$5.17	$13,558	1,239,409	$5.40	$8,707	1,036,344	$4.32	$3,289

Options exercisable at end of year and expected to be exercisable **	1,127,859	$5.19	$13,788	***	***	***	***	***	***

*	The aggregate intrinsic value on this table was calculated based on the positive difference between the closing market price of the Company’s common stock on March 31, 2007, 2006 and 2005 ($17.42, $9.06 and $6.18, respectively) and the exercise price of the underlying options.

**	Options exercisable at March 31, 2007, 2006 and 2005, and expected to be exercisable include both vested options and non-vested options outstanding less our expected forfeiture rate.

***	Not calculated in prior years.
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
     During the year ended March 31, 2007, there were 342,536 warrants exercised leaving an outstanding balance of 535,361 as of March 31, 2007. No warrants were exercised in the years ended March 31, 2006 and 2005.
Shares of Common Stock Reserved
     As of March 31, 2007, the Company has reserved 3,423,397 shares of common stock for issuance upon exercise of remaining private placement securities, stock options and Class B common stock convertibility. During the year we has 77,470 warrants exercised as cashless.
7. EARNINGS PER SHARE
     The following is a reconciliation of the numerators and denominators of the basic and diluted Earnings per Share (EPS) computations for net income (loss) and other related disclosures:
(thousands except share and per share data)

	Year ended March 31,
	2007	2006	2005
Numerator:
Net income (loss) from continuing operations	$2,982	$167	$(3,924)
Loss from discontinued operations	(247)	(3,105)	(1,734)
Net income (loss)	$2,735	$(2,938)	$(5,658)
Denominator:
Weighted average shares outstanding-basic	6,857,913	6,539,572	5,313,573
Effect of dilutive securities:
Shares issuable upon exercise of dilutive outstanding stock options, restricted stock & warrants:	819,493	320,116	0
Weighted average shares outstanding-diluted	7,677,406	6,859,688	5,313,573

	Year ended March 31,
	2007	2006	2005
Net income (loss) per common share – basic:
Net income (loss) from continuing operations	$.44	$.03	$(.74)
Loss from discontinued operations	$(.04)	$(.48)	$(.33)
Net loss	$.40	$(.45)	$(1.07)
Net income (loss) per common share - diluted:
Net income (loss) from continuing operations	$.39	$.02	$(.74)
Loss from discontinued operations	$(.03)	$(.45)	$(.33)
Net income (loss)	$.36	$(.43)	$(1.07)
For the periods in which losses were incurred, shares issuable upon exercise of stock options, warrants and restricted stock are excluded from diluted earnings per share because the effect would be anti-dilutive.
8. INCOME TAXES
     U.S. and international components of income (loss) from operations before income taxes were comprised of the following, for the years end March 31, (in thousands):

	2007	2006	2005
U.S.	$(875)	$(544)	$(1,847)
Foreign	5,062	660	(2,134)

Total	$4,187	$116	$(3,981)

     For the years ended March 31, the benefit (provision) for income taxes from operations consists of the following, (in thousands):

	2007	2006	2005
Current:
Federal	$—	$—	$—
State	—	—	—
Foreign	(1,596)	(576)	(144)

	(1,596)	(576)	(144)

Deferred:
Federal	(1,301)	(53)	170
State	51	(10)	31
Foreign	1,641	690	—

	391	627	201

Total benefit (provision)	$(1,205)	$51	$57

     For the years ended March 31, the benefit (provision) for income taxes differs from the amount computed by applying the federal statutory income tax rate to the Company’s income from operations before income taxes as follows, (in thousands):

	2007	2006	2005
Income tax expense (benefit) at federal statutory rate	34.0%	34.0%	34.0%
State taxes (net of federal benefit)	(1.0)%	5.6%	1.8%
Foreign rate differential	(5.0)%	(227.6)%	2.7%
Change in valuation allowance	(3.4)%	140.5%	(42.7)%
Other permanent differences	4.2%	3.5%	5.6%

	28.8%	(44.0)%	1.4%

     Deferred income taxes reflect the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows, as of March 31, (in thousands):

	2007	2006
Deferred tax assets, net:
Allowance for doubtful accounts	803	274
Sales commissions	187	181
Net operating loss carryforwards	4,235	4,947
Alternative minimum tax	47	47
Depreciation	82	150

Start-up costs	491	758
Other	458	—

	6,303	6,357

Valuation allowance	(3,081)	(3,105)

Deferred tax assets, net of valuation allowance	3,222	3,252

Deferred tax liabilities:

Unremitted earnings on foreign subsidiaries	—	(623)
Other	(152)	—

Total deferred tax liabilities	(152)	(623)

Total net deferred taxes	3,070	2,629

     The Company has U.S. federal net operating losses of approximately $5.3 million that expire through 2027. The Company also has foreign losses from China of approximately $9.8 million that expire through 2011. The US net operating loss carryforwards may be subject to an annual limitation in accordance with Internal Revenue Code section 382. The extent of any such limitation has not been determined.
     During fiscal 2007, stock options were exercised for the purchase of shares of common stock resulting in a tax deduction of $239,000. In accordance with SFAS 123(R), the Company will not recognize a deferred tax asset with respect to the excess stock compensation deductions until those deductions actually reduce our income tax liability. As such, the Company has not recorded a deferred tax asset related to the net operating losses resulting from the exercise of these stock options in the accompanying financial statements. At such time as the Company utilizes these net operating losses to reduce income tax payable, the tax benefit will be recorded as an increase in additional paid in capital.

     During fiscal 2007, there was a change in the tax law in China that will reduce the statutory tax rate from 33% to 25% effective January 1, 2008. In addition, there was a change in the tax rate in one of the enterprise zones in China in which the Company operates that increased the tax rate from 12.5% to 15%. Since the Company had net deferred tax assets, the Company recognized a tax expense of approximately $364,000 as a result of these changes in statutory tax rates.
     Management assessed the realization of its deferred tax assets throughout each of the quarters of fiscal year 2007. During the second quarter of 2007, management released the valuation allowance on certain of its Chinese operations based on the profitability during the year and additional information regarding our expected profitability beyond 2007. In addition, based on our reviews of expected future taxable earnings at September 30, 2006, we placed a partial valuation allowance on the U.S. net deferred tax assets based on management’s assessment of the amount of deferred tax assets that it is more likely than not to be utilized.
     During the fourth quarter of 2007, management continued to assess the realizability of its deferred tax assets and released the remaining valuation allowance on the deferred tax assets of Chindex Shanghai International Trading Company based on our reviews of expected future earnings. Management believes that it is more likely than not that the net deferred tax assets will be realized.
     The Company intends to indefinitely reinvest the undistributed fiscal 2007 earnings of its foreign subsidiaries. Accordingly, the annualized effective tax rate applied to the Company’s pre-tax income for the year ended March 31, 2007 did not include any provision for U.S. federal and state taxes on the projected amount of these undistributed 2006 foreign earnings. The total amount of undistributed earnings as of March 31, 2007 was approximately $8.5 million.
      The Company’s tax expense reflects the impact of varying tax rates in the different jurisdictions in which it operates. It also includes changes to valuation allowance as a result of management’s judgements and estimates concerning projections of domestic and foreign profitability and the extent of the utilization of net operating loss carryforwards. As a result, we have experienced significant fluctuations in our world-wide effective tax rate. Changes in the estimated level of annual pre-tax income, changes in tax laws particularly related to the utilization of net operating losses in various jurisdictions, and changes resulting from tax audits can all affect the overall effective income tax rate which, in turn, impacts the overall level of income tax expense and net income.
9. COMMITMENTS
Leases
The Company leases office space, warehouse space, and space for both Beijing United and Shanghai United under operating leases. Future minimum payments under these noncancelable operating leases consist of the following:
(thousands)

Year ending March 31:
2008	$2,257
2009	1,656
2010	1,457
2011	1,296
2012	279
Thereafter	3,217

Net minimum rental commitments	$10,162

     The above leases require the Company to pay certain pass through operating expenses and rental increases based on inflation.
     Rental expense was approximately $2,799,000 $2,849,000 and $2,381,000 for the years ended March 31, 2007, 2006 and 2005, respectively.

10. CONCENTRATIONS OF CREDIT RISK
     Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and trade receivables. Substantially all of the Company’s cash and cash equivalents at March 31, 2007 and March 31, 2006 were held by one U.S. financial institution and three Chinese financial institutions. All of the Company’s sales during the years were to end-users located in China or Hong Kong. Most of the Company’s medical equipment, instrumentation or product sales are accompanied by down payments of cash and/or letters of credit. Most of the Company’s healthcare services provided by United Family Hospitals and Clinics were performed in China for patients residing in China.
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
     Of the Company’s assets at March 31, 2007 and 2006, approximately $48,733,000 and $42,438,000, respectively, of such assets are located in China, consisting principally of cash, accounts receivable, inventories, leasehold improvements, equipment and other assets. Also, see Note 11.
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
     Purchases from several suppliers were each over 10% of total product cost of goods. These were Siemens ($19,978,000) and Guidant ($4,817,000) for the year ended March 31, 2007. These were Siemens ($18,556,000), Guidant ($11,110,000) and L’Oreal ($10,365,000) for the year ended March 31, 2006, and Siemens ($21,075,000), Guidant ($13,210,000) and L’Oreal ($15,134,000) for the year ended March 31, 2005.
12. ACCOUNTING FOR VARIABLE INTEREST ENTITIES (“VIE”)
     FIN 46R, “Consolidation of Variable Interest Entities”, requires a VIE to be consolidated if a party with an ownership, contractual or other financial interest in the VIE (“a variable interest holder”) is obligated to absorb a majority of the risk of loss from the VIEs activities, is entitled to receive a majority of the VIEs residual returns (if no party absorbs a majority of the VIEs losses), or both. A variable interest holder that consolidates the VIE is called the primary beneficiary. Upon consolidation, the primary beneficiary generally must initially record all of the VIEs assets, liabilities and noncontrolling interests at fair value and subsequently account for the VIE as if it were consolidated based on majority voting interest.

The Company’s clinics in Shunyi (a densely expatriate-populated suburb of Shunyi County just outside of Beijing), Jianguomen (a district in downtown Beijing) and at the Shanghai Racquet Club (geographically located in a Shanghai expatriate residential district) as well as any future clinics are consolidated VIE’s. These entities were founded for the express purpose of projecting United Family Healthcare general patient services closer to a large patient population for the convenience of the patients. These are primarily storefront facilities each with assets of less than $1,100,000 consisting primarily of cash and leasehold improvements. The Company has full control of these entities and maintains these clinics at a breakeven basis.
13. SEGMENT REPORTING
     The Company operates in two businesses: Healthcare Services and Medical Products. The Company evaluates performance and allocates resources based on profit or loss from operations before income taxes, not including foreign exchange gains or losses. All segments follow the accounting policies described in Note 1. The following segment information has been provided per Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information:”
For the year ended March 31, 2007:

	Healthcare		Medical
	Services		Products	Total
Assets	$34,129,000		$28,778,000	$62,907,000

Sales and service revenue	$47,944,000		$57,977,000	$105,921,000
Gross Profit	n/a	*	14,086,000	n/a	*
Gross Profit %	n/a	*	24%	n/a	*
Income (loss) from continuing operations before foreign exchange gain	$5,028,000		$(1,154,000)	$3,874,000
Foreign exchange gain				771,000

Income from continuing operations				$4,645,000

Other (expense) net				(458,000)

Income from continuing operations before income taxes				$4,187,000

For the year ended March 31, 2006:

	Healthcare		Medical
	Services		Products	Total
Assets	$29,801,000		$26,239,000	$56,040,000

Sales and service revenue	$36,500,000		$54,336,000	$90,836,000
Gross Profit	n/a	*	13,423,000	n/a	*
Gross Profit %	n/a	*	25%	n/a	*
Income (loss) from continuing operations before foreign exchange gain	$1,585,000		$(1,436,000)	$149,000
Foreign exchange gain				401,000

Income from continuing operations				$550,000

Other (expense) net				(434,000)

Income from continuing operations before income taxes				$116,000

Total consolidated assets of $57,046,000 as of March 31, 2006 include $1,006,000 of assets pertaining to our healthcare products retail business which was discontinued in fiscal year 2006.
For the year ended March 31, 2005:

	Healthcare		Medical
	Services		Products	Total
Assets	$21,304,000		$30,669,000	$51,973,000

Sales and service revenue	$22,801,000		$60,358,000	$83,159,000
Gross Profit	n/a	*	14,109,000	n/a *
Gross Profit %	n/a	*	23%	n/a *
Loss from continuing operations before foreign exchange loss	$(2,844,000)		$(880,000)	$(3,724,000)
Foreign exchange loss				(53,000)

Loss from continuing operations				$(3,777,000)

Other (expense) net				(204,000)

Loss from continuing operations before income taxes				$(3,981,000)

Total consolidated assets of $57,288,000 as of March 31, 2005 include $5,315,000 of assets pertaining to our healthcare products retail business which was discontinued in fiscal year 2006.

*	Gross profit margins not routinely calculated in the healthcare industry.
14. CONTINGENCIES
     In June of 2006, a building contractor brought a lawsuit in China against Shanghai United Family Hospital and Clinics (SHU) claiming certain amounts due in connection with the original construction of the facility. At March 31, 2007 the amount in dispute is approximately $905,000 and we have $323,000 accrued. There is a lien on certain SHU cash accounts in the amount of $923,000 which has been classified as restricted cash on our balance sheet. We believe the lawsuit significantly exceeds the actual amount payable.
15. SUBSEQUENT EVENTS
Termination of Agreement:
     On April 3, 2007 the Company reached final agreement with Guidant Corporation regarding the terms of the termination of the business relationship between the companies. The result of this agreement included the future issuance of a credit by Guidant in the amount of $1,074,000 in exchange for merchandise inventory. The credit memo will be applied to the Company’s outstanding payable to Guidant. We expect the transactions to be reflected in the quarter ending June 30, 2007.
Stockholder Rights Plan:
     On June 4, 2007, the Company has adopted a Shareholder Rights Plan under which each stockholder has one right to purchase from the Company, for each share of common stock owned, one one-hundredth of a share of Series A junior participating preferred stock at a price of $58. The rights will become exercisable only if a person, other than certain current affiliates, or group acquires 15% or more of the Company’s common stock or commences a tender or exchange offer which, if consummated, would result in that person or group owning at least 15% of our common stock (the “acquiring person or group”).

In such case, all stockholders other than the acquiring person or group will be entitled to purchase, by paying the $58 exercise price, our common stock (or a common stock equivalent) with a value of twice the exercise price. In addition, at any time after such event, and prior to the acquisition by any person or group of 50% or more of our common stock, the Board of Directors may, at its option, require each outstanding right (other than rights held by the acquiring person or group) to be exchanged for one share of our common stock (or one common stock equivalent). If a person or group becomes an acquiring person and the Company is acquired in a merger or other business combination or sells more than 50% of its assets or earning power, each right will entitle all other holders to purchase, by payment of $58 exercise price, common stock of the acquiring company with a value of twice the exercise price. The rights plan expires on June 14, 2017.
16. SELECTED QUARTERLY DATA (UNAUDITED)
(thousands except per share data)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
For the year ended March 31, 2007:

Revenue	$24,415	$26,480	$30,344	$24,682
Income from continuing operations before income taxes	1,512	762	1,046	867
Net income from continuing operations	525	1,130	679	648
Net income	512	879	679	665

Income per share of common stock — basic
Net income from continuing operations	.08	.17	.10	.09
Net income	.08	.13	.10	.09
Diluted income earnings per share of common stock
Net income from continuing operations	.07	.15	.09	.09
Net income	.07	.12	.09	.08

Cash dividends per share of common stock	.00	.00	.00	.00

For the year ended March 31, 2006:

Revenue	$22,197	$22,733	$22,621	$23,285
(Loss) income from continuing operations before income taxes	(766)	502	222	158
Net (loss) income from continuing operations	(581)	189	439	120
Net (loss)	(1,364)	(717)	(463)	(394)

(Loss) income per share of common stock — basic
Net (loss) income from continuing operations	(.09)	.03	.07	.02
Net (loss)	(.21)	(.11)	(.07)	(.06)
(Loss) income per share of common stock - diluted
Net (loss) income from continuing operations	(.09)	.03	.07	.02
Net (loss)	(.21)	(.11)	(.07)	(.06)

Cash dividends per share of common stock	.00	.00	.00	.00

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
For the year ended March 31, 2005:

Revenue	$21,756	$22,996	$17,404	$21,003
Income (loss) from continuing operations before income taxes	690	504	(3,245)	(1,930)
Net income (loss) from continuing operations	504	455	(3,559)	(1,324)
Net income (loss)	244	(89)	(3,713)	(2,100)

Income (loss) per share of common stock -basic
Net income (loss) from continuing operations	.10	.09	(.66)	(.24)
Net income (loss)	.05	(.02)	(.69)	(.38)
Income (loss) per share of common stock — diluted
Net income (loss) from continuing operations	.09	.09	(.66)	(.24)
Net income (loss)	.04	(.02)	(.69)	(.38)

Cash dividends per share of common stock	.00	.00	.00	.00

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     Previously disclosed in the Current Report on Form 8-K filed by the Company on October 4, 2004.
ITEM 9A. CONTROLS AND PROCEDURES
Management’s Report on Internal Control Over Financial Reporting
     Our management is responsible for establishing and maintaining adequate control over financial reporting as such term is defined in Rules 13a-15(f) under the Securities Exchange Act of 1934. Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of March 31, 2007.
     Our management’s assessment of the effectiveness of internal controls over financial reporting as of March 31, 2007 has been audited by BDO Seidman LLP, an independent registered public accounting firm, as stated in their report, which is included herein.
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
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
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

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(1) The following consolidated financial statements of Chindex International, Inc. are included in Part II, Item 8:
Reports of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of March 31, 2007 and March 31, 2006.
Consolidated Statements of Operations for the years ended March 31, 2007, 2006 and 2005.
Consolidated Statements of Cash Flows for the years ended March 31,2007, 2006 and 2005.
Consolidated Statements of Stockholders’ Equity for the years ended March 31, 2007, 2006 and 2005.
Notes to Consolidated Financial Statements.
(a)(2) The following financial statement schedule of Chindex International is included in Item 15(d):
Schedule II Valuation and Qualifying Accounts.

	Balance		Additions		Balance
	beginning	Additions	not		end
Description (amounts in thousands)	of year	expensed	expensed	Deductions	of year
For the year ended March 31, 2007:
Allowance for doubtful receivables	$2,250	1,598	(169)	852	$2,827
Deferred income tax valuation allowance	$3,105	0	79	103	$3,081
Litigation accrual	$280	136	11	104	$323

For the year ended March 31, 2006:
Allowance for doubtful receivables	$1,851	797	24	422	$2,250
Deferred income tax valuation allowance	$2,623	482	0	0	$3,105
Litigation accrual	$0	280	0	0	$280

For the year ended March 31, 2005:
Allowance for doubtful receivables	$1,131	1,428	0	708	$1,851
Deferred income tax valuation allowance	$1,203	1,420	0	0	$2,623
All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.
(b) Exhibits
The exhibits listed below are filed as a part of this annual report:

3.1	Amended and Restated Certificate of Incorporation of the Company dated October 28, 2004. Incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2005.

3.2	By-laws of the Company. Incorporated by reference to Annex C to the Company’s Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on June 7, 2002.

3.3	Certificate of Designations of Series A Junior Participating Preferred Stock of Chindex International, Inc. (filed herewith)

4.1	Form of Specimen Certificate representing the Registrant’s Common Stock. Incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form SB-2 (No. 33-78446) (The “IPO Registration Statement”).

4.2	Form of Specimen Certificate representing Class B Common Stock. Incorporated by reference to Exhibit 4.3 to the IPO Registration Statement.

4.3	Rights Agreement, dated as of June 7, 2007, between Chindex International, Inc. and American Stock Transfer & Trust Company, as Rights Agent, which includes form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Stock as Exhibit C (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by the registrant with the Securities and Exchange Commission on June 7, 2007).

10.1	The Company’s 1994 Stock Option Plan, as amended as of July 17, 2001. Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the six months ended June 30, 2001.

10.2	The Company’s 2004 Stock Incentive Plan. Incorporated by reference to Annex B to the Company’s Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on September 14, 2004.

10.3	Lease Agreement, dated as of March 1994, between the Company and Central Properties Limited Partnership, relating to the Company’s Bethesda, Maryland facility. Incorporated by reference to Exhibit 10.4 to the IPO Registration Statement.

10.4	First Amendment to Lease, dated as of June 26, 1996, between the Company and Central Properties Limited Partnership, relating to additional space at the Company’s Bethesda, Maryland facility. Incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997.

10.5	Lease Agreement between the School of Posts and Telecommunications and the Company dated November 8, 1995. Incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995.

10.6	Amendments Numbers One, Two and Three to the Lease Agreement between the School of Posts and Telecommunications and the Company dated November 8, 1995, each such amendment dated November 26, 1996. Incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997.

10.7	Lease Agreement dated May 10, 1998, between the School of Posts and Telecommunications and the Company relating to the lease of additional space. Incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998.

10.8	Contractual Joint Venture Contract between the Chinese Academy of Medical Sciences Union Medical & Pharmaceutical Group Beijing Union Medical & Pharmaceutical General Corporation and the Company, dated September 27, 1995. Incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995.

10.9	First Investment Loan Manager Demand Promissory Note dated July 10, 1997 between First National Bank of Maryland and the Company. Incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997.

10.10	Distribution Agreement dated October 11, 2001 between Siemens AG and the Company, Incorporated by reference to Exhibit 10.18 to the Company’s Quarterly Report on Form 10-Q for the nine months ended September 30, 2001.

10.11	Second amendment to lease, dated as of November 24, 2000, between the Company and Central Properties Limited Partnership, relating to the extension of the lease term for the Company’s Bethesda, Maryland offices. Incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

10.12*	Employment Agreement, dated as of March 1, 2006, between the Company and Roberta Lipson. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 31, 2006.

10.13*	Employment Agreement, dated as of March 1, 2006, between the Company and Elyse Beth Silverberg. Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated October 31, 2006.

10.14*	Employment Agreement, dated as of March 1, 2006, between the Company and Lawrence Pemble. Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated October 31, 2006.

10.15	Contractual Joint Venture Contract between Shanghai Changning District Central Hospital and the Company, dated February 9, 2002. Incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

10.16	Lease Agreement between Shanghai Changning District Hospital and the Company related to the lease of the building for Shanghai United Family Hospital. Incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

10.17	Lease Agreement between China Arts & Crafts Import & Export Corporation and Chindex (Beijing) Consulting Incorporated related to the lease of the building for the Company’s main office in Beijing. Incorporated by reference to Exhibit 10.17 to the Company’s Quarterly Report on Form 10-Q for the six months ended June 30, 2002.

10.18	Agreement between Siemens AG and the Company for long term payment of vendor invoices. Incorporated by reference to Exhibit 10.18 to the Company’s Quarterly Report on Form 10-Q for the nine months ended September 30, 2002.

10.19	Form of Common Stock Purchase Warrant issued to investors on March 24, 2005. Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated March 21, 2005.

21.1	List of subsidiaries. Incorporated by reference to Exhibit 21.1 to the Company’s Registration Statement on Form S-3 (No. 333-123975).

23.1	Consent of Independent Registered Public Accounting Firm (filed herewith)

31.1	Certification of the Company’s Chief Executive Officer Pursuant to Rule 13a-14(a) (filed herewith)

31.2	Certification of the Company’s Chief Financial Officer Pursuant to Rule 13a-14(a) (filed herewith)

31.3	Certification of the Company’s Principal Accounting Officer Pursuant to Rule 13a-14(a) (filed herewith)

32.1	Certification of the Company’s Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 (filed herewith)

32.2	Certification of the Company’s Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 (filed herewith)

32.3	Certification of the Company’s Principal Accounting Officer Pursuant to 18 U.S.C. Section 1350 (filed herewith)

*	Exhibits related to Executive Compensation

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINDEX INTERNATIONAL, INC.
Dated: June 12, 2007	By:	/S/ Roberta Lipson
Roberta Lipson
Chief Executive Officer (principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Dated: June 12, 2007	By:	/S/ A. Kenneth Nilsson
A. Kenneth Nilsson
Chairman of the Board

Dated: June 12, 2007	By:	/S/ Roberta Lipson
Roberta Lipson
Chief Executive Officer and Director (principal executive officer)

Dated: June 12, 2007	By:	/S/ Lawrence Pemble
Lawrence Pemble
Executive Vice President-Finance, Chief Financial Officer and Director (principal financial officer)

Dated June 12, 2007	By:	/S/ Elyse Beth Silverberg
Elyse Beth Silverberg
Executive Vice President, Secretary and Director

Dated: June 12, 2007	By:	/S/ Cheryl Chartier
Cheryl Chartier
Corporate Controller (principal accounting officer)

Dated: June 12, 2007	By:	/S/ Holli Harris
Holli Harris
Director

Dated: June 12, 2007	By:	/S/ Carol R. Kaufman
Carol R. Kaufman
Director

Dated: June 12, 2007	By:	/S/ Julius Y. Oestreicher
Julius Y. Oestreicher
Director