Form 10-K/A
period 2007-03-31
CHINDEX INTERNATIONAL INC
filed 2007-06-15
CIK 922717

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
Documents Incorporated by Reference: Part III: Proxy Statement

EXPLANATORY NOTE
Chindex International, Inc. (the “Company”) is filing this Form 10-K/A Amendment No. 1 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2007 (the “Form 10-K”), originally filed on June 14, 2007, solely for the purpose of including the conformed signatures of the Company’s independent registered public accounting firm on its reports contained in the Form 10-K. Otherwise, this Form 10-K/A is identical to the originally filed Form 10-K. The originals of such signatures had been received by the Company prior to the original filing of the Form 10-K.

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

Bethesda, Maryland	/s/ BDO SEIDMAN LLP

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

Bethesda, Maryland	/s/ BDO SEIDMAN LLP

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