Form 10-K/A
period 2007-03-31
CHINDEX INTERNATIONAL INC
filed 2007-07-30
CIK 922717

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A No. 2

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

The number of shares outstanding of each of the issuer’s class of common equity, as of July 26, 2007, was 6,662,166 shares of Common Stock and 775,000 shares of Class B Common Stock.

INTRODUCTORY NOTE

Chindex International, Inc. (the “Company,” “Chindex,” “we,” “us” or “our”) is filing this Amendment No. 2 on Form 10-K/A to our Annual Report on Form 10-K for the fiscal year ended March 31, 2007 (the “Report”) for the purpose of including information that was to be incorporated by reference from our definitive proxy statement pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We will not file our proxy statement within 120 days of our fiscal year ended March 31, 2007, and are, therefore, amending and restating in their entirety Items 10, 11, 12, 13 and 14 of Part III of the Report. We anticipate filing our definitive proxy statement in August 2007 for our 2007 Annual Stockholder Meeting, which is currently scheduled to be held on September 11, 2007. In addition, in connection with the filing of this Amendment and pursuant to Rules 12b-15 and 13a-14 under the Exchange Act, we are including with this Amendment currently dated certifications. Except as described above, no other amendments are being made to the Report. This Form 10-K/A does not reflect events occurring after the June 14, 2007 filing of our Report, modify or update the disclosure contained in the Report in any way other than as required to reflect the amendments discussed above and reflected below.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The directors and executive officers of the Company and their present positions with the Company are as follows:

Name	Positions with the Company
A. Kenneth Nilsson (1)(2)(3)	Chairman of the Board of Directors
Roberta Lipson	President, Chief Executive Officer and Director
Elyse Beth Silverberg	Executive Vice President, Secretary and Director
Lawrence Pemble	Executive Vice President, Chief Financial Officer, Treasurer and Director
Julius Y. Oestreicher (1)(2)(3)	Director
Carol R. Kaufman (1)(2)	Director
Holli Harris (1)	Director
_______________
(1)	Member of the Audit Committee.
(2)	Member of the Compensation Committee.
(3)	Member of the Governance and Nominating Committee.

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

Set forth below is certain information with respect to each director:

Roberta Lipson, 52, co-founded the Company in 1981.  Ms. Lipson served as the Chairman of the Board of Directors from 1981 until 2004 and has served as the Chief Executive Officer since 1981.  From 1979 until founding the Company in 1981, Ms. Lipson was employed in China by Sobin Chemical, Inc., a worldwide trading company, as Marketing Manager, coordinating marketing and sales of various equipment in China.  Ms. Lipson was employed by Schering-Plough Corp. in the area of product marketing until 1979.  Ms. Lipson received a B.A. degree in East Asian Studies from Brandeis University and an MBA degree from Columbia University Graduate School of Business.

Elyse Beth Silverberg, 50, co-founded the Company in 1981.  Ms. Silverberg has served as the Company’s Executive Vice President and Secretary and as a Director since that time.  Prior to founding the Company, Ms. Silverberg worked with Ms. Lipson at Sobin Chemical, Inc. from 1980 to 1981 and was an intern in China with the National Council for U.S.-China Trade from 1979 to 1980.  Ms. Silverberg received a B.A. degree in Chinese Studies and History from the State University of New York at Albany.

Lawrence Pemble, 50, joined the Company in 1984 and has served as Executive Vice President, Treasurer and Chief Financial Officer since January 1996.  From 1986 until 1996, Mr. Pemble served as Vice President of Marketing.  From 1986 through April 1992 and September 1993 to the present, Mr. Pemble has also served as a Director of the Company.  Prior to joining the Company, Mr. Pemble was employed by China Books and Periodicals, Inc. as Manager, East Coast Center.  Mr. Pemble received a B.A. degree in Chinese Studies and Linguistics from the State University of New York at Albany.

A. Kenneth Nilsson, 74, has served as a Director of the Company since January 1996 and the Chairman of the Board of the Company since October 2004.  Mr. Nilsson formerly served as President of Cooper Laboratories, Inc.; President of Cooper Lasersonics, Inc.; Managing Director of Pfizer Taito Ltd.; President of Max Factor, Japan; and Chairman of the Monterey Institute of International Studies.  Mr. Nilsson received a B.A. degree from the University of Southern California and an M.A. degree from the University of California.

Julius Y. Oestreicher, 77, has served as a Director of the Company since January 1996.  Mr. Oestreicher has been a partner with the law firm of Oestreicher & Ennis, LLP and its predecessor firms for more than thirty years, engaging primarily in estate, tax and business law.  Mr. Oestreicher received a B.S. degree in Business Administration from City College of New York and a J.D. degree from Fordham University School of Law.

Carol R. Kaufman, 58, has served as a Director of the Company since November 2000.  Ms. Kaufman has been Vice President and Chief Administrative Officer of The Cooper Companies, a medical device company, since October 1995 and was elected Vice President of Legal Affairs in March 1996 and was elected Senior Vice President in October 2004.  From January 1989 through September 1995, she served as Vice President, Secretary and Chief Administrative Officer of Cooper Development Company, a healthcare and consumer products company that was a former affiliate of The Cooper Companies.  Ms. Kaufman received her undergraduate degree from Boston University.

Holli Harris, 40, has served as a Director of the Company since August 2004.  From 2000 to 2001, Ms. Harris served as Business Development Manager for Frog Design Inc., an international industrial design firm.  During 2001, Ms. Harris was a Product Development Contractor for Johnson Controls, Inc., a designer and manufacturer of automotive and facilities interior systems.  During 2002, Ms. Harris was a Senior Licensing Manager for Illumigen Biosciences, Inc., which is in the business of proprietary genetic technologies.  In 2003, Ms. Harris was a Financial Analyst with Amgen Inc., an international biotechnology and pharmaceutical firm.  Currently, Ms. Harris is a Manager for Corbis Corporation, which is an international visual and image solutions provider.  In addition, Ms. Harris previously worked for the U.S. State Department at the U.S. Embassy in Moscow.  Ms. Harris has a dual degree in Russian and International Relations from the University of California – Davis and an MBA in Finance from the University of Michigan.

Audit Committee and Audit Committee Financial Expert

The Board of Directors has a standing Audit Committee.  The Board has affirmatively determined that each director who serves on the Audit Committee is independent, as the term is defined by applicable Nasdaq and Securities and Exchange Commission (“SEC”) rules.  During fiscal 2007, the Audit Committee consisted of Mr. Nilsson, Mr. Oestreicher, Ms. Kaufman and Ms. Harris. During the year, from April 1, 2006 through September 11, 2006, Mr. Nilsson served as the Chairman of the Audit Committee. From September 12, 2006 through March 31, 2007, Ms. Harris served as the Chairman of the Audit Committee. The Board has determined that each of Mr. Nilsson and Ms. Harris is an audit committee financial expert as defined by SEC rules. The Audit Committee regularly meets with the Company’s independent registered public accounting firm outside the presence of management.

Stockholder Recommendations for Board Nominees

The Governance and Nominating Committee will consider stockholder recommendations for candidates for the Board. The name of any recommended candidate for director, together with a brief biographical sketch, a document indicating the candidate’s willingness to serve, if elected, and evidence of the nominating stockholder’s ownership of Company stock, should be sent to the attention of the Secretary of the Company.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s directors and executive officers, and persons who own more than 10% of the Company’s Common Stock, to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company.  Officers, directors and greater than 10% stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) reports they file.  To the Company’s knowledge, based solely on review of the copies of such reports furnished to the Company during fiscal 2007, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% stockholders were complied with.

Code of Ethics

The Company has adopted a Code of Business Conduct, which is applicable to all of its directors, officers and employees, including the principal executive officer, the principal financial officer and the principal accounting officer.  Certain sections of the Code are also applicable to the Board of Directors.  The Code is available on the Company's website at www.chindex.com.  The Company intends to post to the website amendments to or waivers from the Code to the extent applicable to its chief executive officer, principal financial officer or principal accounting officer.

ITEM 11.                      EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Overview of Compensation Program and Philosophy

Our compensation program is intended to:

•	attract, motivate, retain and reward employees of outstanding ability;
•	link changes in employee compensation to individual and corporate performance;
•	facilitate the development of a progressive, results-oriented high performance culture;
•	provide opportunities for employee involvement, development and meaningful contribution;
•	support the achievement of annual and long-term financial and strategic goals by rewarding employees for superior results; and
•	align employees’ interests with those of the stockholders.

The ultimate objective of our compensation program is to improve shareholder value.  In furtherance of that objective, we evaluate both performance and compensation of employees to ensure that we maintain our ability to attract and retain employees and that compensation provided to employees remains competitive relative to the compensation paid to similarly situated employees of perceived comparable companies in the marketplace.  The Company historically has not believed that it can reasonably identify peer issuers on an industry or line-of-business basis principally due to the Company’s size and unique combination of two business segments: the operation of Western medicine healthcare facilities in China and the marketing, distribution and sales of medical equipment in China on behalf of manufacturers.  As such, we do not believe that we have such a peer group against which to compare and from which to directly and empirically derive a basis for our compensation program.  We do, however, generally consider entities with similar equity market capitalizations in making compensation decisions.

The above policies guide the Compensation Committee of our Board of Directors (the “Committee”) in assessing the compensation to be paid to our executive officers.  The Committee endeavors to ensure that the total compensation paid to executive officers is fair, reasonable and competitive, consistent with our compensation policies.  The above policies also guide the Committee as to the proper allocation between long-term compensation, current cash compensation, and short-term bonus compensation.

In determining the particular elements of compensation that will be used to implement our overall compensation policies, the Committee also takes into consideration a number of factors related to our performance, such as earnings per share, profitability and revenue growth, with particular focus on operating income.

Role of Executive Officers in Compensation Decisions

The Committee reviews and approves the compensation paid to our President and Chief Executive Officer.  With regard to the compensation paid to each executive officer other than the President and Chief Executive Officer, the President and Chief Executive Officer reviews, on an annual basis, the compensation paid to each such executive officer during the past year and submits to the Committee her recommendations regarding the compensation to be paid to such persons during the next year.  Following a review of such recommendations, the Committee approves compensation for such officers in an amount the Committee deems reasonable and appropriate.

Management plays a significant role in the compensation-setting process for executive officers, other than the President and Chief Executive Officer, by:

•	evaluating executive performance, including an annual self-evaluation;
•	recommending business performance targets and establishing objectives; and
•	recommending salary levels, bonuses and equity-based awards.

Management also prepares meeting information for most Committee meetings, and the President and Chief Executive Officer participates in Committee meetings at the Committee’s request to provide:

•	background information regarding our strategic objectives;
•	evaluation of the performance of the executive officers; and
•	compensation recommendations as to executive officers (other than the Chief Executive Officer).

Setting Executive Compensation

Based on the foregoing objectives, the Committee has structured our annual and long-term incentive-based cash and non-cash executive compensation to motivate executive officers to achieve our business goals and reward executive officers for achieving such goals.

In making compensation decisions, the Committee believes that information regarding pay practices at other companies is useful, but not determinative, because the Committee recognizes that our compensation practices must be competitive in the marketplace in general.

In fiscal 2007, the Committee did not engage any independent human resources consulting firm to provide research or other assistance regarding compensation programs and compensation levels.  The Committee’s charter grants the Committee the authority, without consulting or obtaining the approval of any officer in advance, to retain and terminate any consultant that it uses to assist in the Committee’s evaluation of director or executive officer compensation, and the Committee may elect to obtain such an engagement in the future.

Notwithstanding the general decision-making regarding compensation as described above, for fiscal 2007, Committee established a policy and targets for the allocation of cash and non-cash and short-term and long-term incentive compensation.  The Committee relies upon its judgment and, when appropriate, management’s judgment, of each individual executive officer in determining the amount and mix of compensation elements and whether each particular payment or award provides an appropriate incentive and reward for performance that sustains and enhances stockholder value.  Key factors affecting this judgment include:

•	performance compared to the financial, operational and strategic goals established for the executive, the Company or an applicable operating segment at the beginning of the year;
•	nature, scope and level of responsibilities of the particular executive;
•	contribution to our financial results, particularly with respect to key metrics such as operating income; and
•	effectiveness in leading our initiatives.

In addition, the Committee considers each executive officer’s current salary and prior-year bonus, the appropriate balance between incentives for long-term and short-term performance, the compensation paid to the executive officer’s peers, if any, within the company and the compensation generally paid to similarly-situated executive officers at similar-size companies.

2007 Executive Compensation Components

For the fiscal year ended March 31, 2007, the principal components of compensation for the executive officers were:

•	base salary;
•	performance-based annual incentive bonus;
•	long-term equity incentive compensation; and
•	perquisites and other personal benefits.

Base Salary

We provide executive officers and other employees with base salary to compensate them for services rendered during the fiscal year.  In setting base salaries, the Committee periodically reviews published compensation survey data for similar size companies.  The base salary for each of the executive officers is guided by the salary levels for perceived comparable positions in the marketplace, as well as the individual’s personal performance and internal alignment considerations.  The relative weight given to each factor varies with each individual at the Committee’s discretion.

Each executive officer’s base salary is typically reviewed every year and is adjusted from time to time on the basis of:

•	the Committee’s evaluation of the executive officer’s personal performance for the year; and
•	the competitive marketplace for persons in comparable positions.

Our overall performance and profitability also may be a factor in determining the base salaries for the executive officers.

Performance-Based Annual Incentive Bonus

The Committee considers each year whether a performance-based annual incentive bonus plan should be established for the year and, if so, approves the group of executives eligible to participate in such plan for that year.  For fiscal 2007, the Committee determined that annual incentive compensation would be paid partly in cash and partly in restricted stock, in each case with the amounts contingent on meeting performance goals set by the Committee.  As such, the Committee adopted a performance-based annual Executive Management Incentive Program (the “EMI Program”), designed to motivate and reward performance for the year for eligible executive officers.  The EMI Program for fiscal 2007 was applied to the following executives: our President and Chief Executive Officer; our Chief Financial Officer; and our Executive Vice President and Secretary.

Cash Bonus.  For fiscal 2007, the cash bonus portion of the EMI Program included various financial performance targets based on the participant’s position, with the payout targets for executives ranging from 10% to 35% of base salary based on achievement of those targets, and the potential for an additional bonus of 20% of base salary for achievement of various non-financial objectives, such as developmental and transformational projects, human resources and successor development and other objectives developed by the Committee at the beginning of or during the applicable fiscal year, or in acknowledgement of certain possible events altogether beyond the control of the executives and that prevent complete achievement of quantified goals.  The cash bonuses under the EMI Program are designed to link a significant portion of the executive officers’ total cash compensation to overall Company and/or business segment performance and to position the executive’s cash compensation generally within a perceived range for comparable positions at similar size companies when superior performance is achieved, without empirical reference to any specific peer group.

The Committee sets minimum, target and maximum levels for our financial objectives each year and the payment and amount of any bonus is generally dependent upon whether we achieve those performance goals.  The Committee generally establishes financial objectives that it believes can be reasonably achieved with strong individual performance over the fiscal year.

Generally, the Committee sets the minimum, target and maximum levels based primarily upon our achievement of specified results with respect to corporate operating income, or COI, for that fiscal year, subject to the Committee’s oversight and modification of those levels.  Minimum levels are set below the target level, while maximum levels are set above the target level.  In making the determination of minimum, target and maximum levels, the Committee may consider the specific circumstances facing us during the year and our strategic plan for the year.  For fiscal 2007, the target level with respect to COI was based on our confidential internal performance goals and not on any published or analyst estimates of our financial performance for the year.

If the minimum, target or maximum performance objectives are met, participants are eligible to receive a bonus payment under the EMI Program with the specific amount that such participant receives dependent on his or her individual performance.  Individual performance is based upon the Committee’s evaluation of the individual employee’s performance and contribution for the fiscal year.  For example, if an executive officer has a target bonus amount of 25% of his/her base salary and we meet target COI objectives for the fiscal year, the executive officer will receive a cash incentive bonus payment under the plan equal to 25% of his/her current annual base salary if the executive officer meets his/her individual target goals for the fiscal year.

If we meet target COI objectives for the year and the executive officer’s performance exceeds his/her individual target goals for the fiscal year, his/her bonus payment for the year may be increased by up to 20% of annual base salary, or to a maximum of 55% of annual base salary.  If, on the other hand, we meet target COI objectives for the year but the executive officer’s individual performance is below his/her individual goals for the fiscal year, his/her bonus payment for the year will be less than 55% of his/her annual base salary.  If we do not meet minimum COI objectives for the fiscal year, generally no bonus payments will be made under the EMI Program, although it is possible that the Committee may in its discretion award a bonus of up to 20% of annual base salary under the additional bonus provision of the EMI Program, based on the achievement of non-financial objectives.

For fiscal year 2007, the cash amount that could have been received by each of the three executive officers covered by the EMI Program ranged from 0% (assuming the minimum objectives were not met) of annual base salary to up to 55% of annual base salary, with a targeted bonus amount of 25% of base salary at attainment of target level performance. For the President and Chief Executive Officer and the Chief Financial Officer, the target bonus was based solely on attainment of targeted COI.  For the Executive Vice President and Secretary, the target bonus was based 40% on the attainment of targeted COI, 40% on one business segment’s operating income, and 20% on non-financial performance criteria. The table entitled “Fiscal Year 2007 Grants of Plan-Based Awards” in this proxy statement sets forth the estimated range of cash payouts to executive officers under the EMI Program assuming minimum, target or maximum performance objectives were met for fiscal year 2007.

Each of the following named executive officers received the following payments in June/July 2007 under the EMI Program for fiscal year 2007 performance:

Name	2007 EMI Cash Bonus
Roberta Lipson, President and Chief Executive Officer	$75,000
Elyse Beth Silverberg, Executive Vice President and Secretary	$54,000
Lawrence Pemble, Chief Financial Officer	$67,500

The Committee retains wide discretion to interpret the terms of the EMI Program and to interpret and determine whether our COI objectives or an individual’s performance objectives have been met in any particular fiscal year.  The Committee also retains the right to exclude extraordinary charges or other special circumstances in determining whether our COI objectives were met during any particular fiscal year.  Further, the Committee may consult with the Board of Directors or seek ratification from the Board of Directors with respect to interpretations of the terms of the EMI Program.

Anne Marie Moncure, the President of United Family Hospitals and Clinics, was not eligible for a bonus under the EMI Program for fiscal 2007 and accordingly did not receive a bonus under that plan.  In June 2007, with respect to fiscal year 2007, the Committee approved a cash bonus award to Ms. Moncure in the amount of $33,833 as a reward for her leadership of the Healthcare Services division.

Although the Committee may approve cash bonuses outside of the EMI Program for all of our executive officers to reward accomplishments or milestones not covered by the EMI Program, no such bonuses were awarded for fiscal 2007 to the executives that participated in that program.

Equity Awards.  In addition to the cash bonuses payable under the EMI Program for fiscal 2007, restricted shares of the Company’s Common Stock were also awarded under the EMI Program in order to provide equity-based incentive compensation to motivate and reward performance for the year for eligible executive officers.  These shares were issued under our 2004 Stock Incentive Plan (the “2004 Plan”).

If the minimum, target or maximum performance objectives were met, participants were eligible to receive an award of restricted shares under the EMI Program with the specific amount that such participant receives dependent on his or her individual performance.  As with the cash bonuses, an individual’s equity award under the EMI Program was based on achievement of performance objectives, adjusted to reflect the evaluation of the individual employee’s performance and contribution for the fiscal year.  For example, if an executive officer had a target bonus amount of 25% of his/her base salary and we meet target COI objectives for the fiscal year, the executive officer would receive a restricted stock award under the EMI Program of 3,000 shares if the executive officer’s individual performance meets his/her target goals for the fiscal year.

If we met target COI objectives for the year and the executive officer’s individual performance exceeded his/her target goals for the fiscal year, his/her restricted stock award would be in an amount up to 4,000 shares.  Notwithstanding the cash bonus under the EMI Program, no restricted stock award was payable for fiscal 2007 unless the target COI objectives for the year were met in full.  For fiscal year 2007, the restricted stock that could have been received by our President and Chief Executive Officer under the EMI Program was: 0 shares (assuming the target objectives were not met), 3,000 shares (assuming only target objectives were met), or 4,000 shares (assuming maximum objectives were met).

The following table shows the number of shares of restricted stock granted to our executive officers in June 2007 under the EMI Program. In each case other than the President and Chief Executive Officer, the shares vested one-third at the date of grant and an additional one-third on the second and third anniversaries of the date of grant. Due to the lack of availability of sufficient shares under the 2004 Plan, the Committee granted the President and Chief Executive Officer, with her consent, only 2,000 shares (vesting one-half on each of the date of grant and the first anniversary of the date of grant), with the intention that an additional 1,000 shares of restricted stock would be granted to her under our 2007 Stock Incentive Plan (the “2007 Plan”) following shareholder approval of that plan at the next annual meeting of shareholders.

Name	2007 EMI Restricted Stock Awards
Roberta Lipson, President and Chief Executive Officer	2,000 shares
Elyse Beth Silverberg, Executive Vice President and Secretary	3,000 shares
Lawrence Pemble, Chief Financial Officer	3,000 shares

Long-Term Equity Incentive Compensation

The Board has delegated to the Committee the authority to make grants of stock options, shares of restricted stock, and restricted stock units (“RSUs”) to executive officers and other employees under our 2004 Plan and 2007 Plan, if approved by shareholders.  In fiscal year 2007, our equity compensation program consisted primarily of grants of shares of restricted stock.  Grants of equity compensation were designed to:

•	attract superior managerial and professional talent;
•	retain key managerial and professional talent to support our continued growth and success; and
•	align management incentives with goals of the shareholders.

Stock option, restricted stock and RSU grants are designed to align the interests of the executive officers with those of our shareholders and provide each executive officer with a significant incentive to manage the company from the perspective of an owner with an equity stake in the business.

Each stock option grant allows the executive officer to acquire shares of common stock at an exercise price equal to the closing price of our common stock on the grant date over a specified period of time not to exceed 10 years.  Generally, shares subject to the option grant become exercisable in a series of installments over a four-year period, contingent upon the executive officer’s continued employment.  Accordingly, the option grant will provide a positive return to the executive officer only if he or she continues to provide services to us during the vesting period, and then only if the market price of the shares appreciates over the option term. Each grant of shares of restricted stock vests in installments over a period specified at the time of grant, thus incentivizing the executive officer to remain employed by us during the vesting period.

The size of the grants of stock options, shares of restricted stock, and RSUs to each executive officer is or will be set by the Committee at a level that is intended to create a meaningful opportunity for stock ownership and participation in the increases in our equity value, based upon the individual’s current position, the individual’s personal performance in recent periods and his or her potential for future responsibility and promotion over the term of the particular grants.  The size of the grants is also determined with reference to equity-based awards made to executive officers by perceived comparable companies, to the extent reasonably determinable.  The relevant weight given to each of these factors can vary from individual to individual.

The Committee generally has approved grants of equity awards in specific amounts as part of an executive officer’s initial employment arrangement.  In February 2006, in connection with her appointment as President of United

Family Hospitals and Clinics, Anne Marie Moncure received under the 2004 Plan a grant of stock options to purchase 20,000 shares of Common Stock at an exercise price per share equal to the closing price of the stock on the grant date. The options vest one-fourth on each of the date of grant and the three successive anniversaries of that date.  In September 2006, each other executive officer also received under the 2004 Plan, as consideration for each such officer’s other services to the Company, a grant of 3,000 shares of restricted stock, which shares vest one-third on each of the three successive anniversaries of the date of grant.

See the table entitled “Fiscal Year 2007 Grants of Plan-Based Awards” in this proxy statement for additional information about the options and restricted shares granted to the executive officers during fiscal year 2007.

Employment Agreements

In August 2006, the Committee approved and we entered into five-year interim employment agreements with each of Ms. Lipson, Ms. Silverberg and Mr. Pemble.  These interim employment agreements, which by their terms were effective as of March 1, 2006, superseded the executive officers’ former employment agreements, which were scheduled to expire in September 2006.  These employment agreements were entered into on an interim basis in light of the imminent expiration of the former employment agreements to prevent any lapse in agreement coverage.  The interim employment agreements established the respective duties and compensation of the executive officers and were intended to ensure that the Company would be able to maintain a continuous, stable and competent team.  The Company believes that the future success of the Company will depend to a significant degree on the skills and competence of the executive officers.  The interim employment agreements were substantially the same as the employment agreements they superseded.

On October 31, 2006, the Committee approved new and definitive employment agreements for each of these three executive officers.  The new agreements supersede from the commencement date of March 1, 2006 the interim agreements.  The new agreements are substantially the same as the interim agreements, except as described herein.  Each employment agreement has an eight-year term as opposed to a five-year term.  The employment agreements, which have an effective date retroactive to March 1, 2006, provided for annual base salaries, which will be reviewed annually, in the amounts of $220,000, $197,000 and $195,000 for Ms. Lipson, Ms. Silverberg and Mr. Pemble, respectively.  On December 21, 2006, the Committee initially reviewed the salaries and increased them, effective January 1, 2007, to $250,000, $225,000 and $225,000, respectively, following due consideration of relevant factors.  The new employment agreements provide for the payment of annual bonus compensation to the executive officer based on the success of business operations and the pre-tax profits of the Company as well as upon the performance of the executive officer, which bonus has been implemented pursuant to the EMI Program.   In addition, the employment agreements provide that the Company may grant stock options and/or other long-term equity incentive compensation to the executive officer, although such compensation is not quantified in the employment agreements.  The new employment agreements further provide for the payment of annual allowances for the tuition for minor children of Ms. Lipson and Mr. Pemble, for certain housing expenses of Ms. Lipson and Ms. Silverberg and for certain remote office expenses of Mr. Pemble in amounts approved from time to time by the Compensation Committee.  Currently, such amounts as most recently approved by the Committee are $90,000 per year for the tuition expenses, $5,000 per month for the housing expenses and $5,000 per month for the remote office expenses.

The employment agreements provide for termination of the executive officer’s employment by the Company with or without cause at any time.  In the event of termination by the Company for “cause”, the executive officer would only be entitled to earned but unpaid salary, bonus, reimbursement for business expenses, payment for unused vacation and other legally or policy required amounts.  In the event of termination by the Company without “cause” or by the executive officer for “good reason”, the executive officer would be entitled to all of the same amounts and benefits plus, among other things, a lump sum payment equal to three times the sum of the following year’s salary plus the prior year’s bonus.  For purpose of the employment agreements, “cause” means willful misconduct or gross negligence, dishonesty or misappropriation of assets, certain absences from work, unauthorized disclosure of confidential or proprietary information under certain circumstances, a conviction of certain crimes or a violation of certain laws, or the failure to attempt perform certain duties, some of which are subject to opportunities to cure.  For purpose of the employment agreements, “good reason” means, in connection with and following the occurrence in a change of control, certain reductions in the executive officer’s authority, duties or responsibilities, compensation or a relocation of the executive officer, some of which are subject to opportunities to cure.

The employment agreements have non-competition, confidentiality and non-solicitation provisions.  The non-competition provision states that the executive officer will not compete with the Company through the end of one year after cessation of employment, with certain exceptions.  The confidentiality provision states that the executive officer will maintain in confidence confidential information of the Company during and after employment, with certain exceptions.  The non-solicitation provision states that, for one year after cessation of employment, the executive officer will not solicit for employment or hire any person who was employed by the Company during the term of employment, with certain exceptions.

Each of the employment agreements provides for certain consequences in the event that a change in control of our company occurs.  For a description of the terms of these provisions, see “Potential Payments Upon Termination or Change in Control.”

Perquisites and Other Personal Benefits

We provide certain executive officers with perquisites and other personal benefits that the Committee believes are reasonable and consistent with its overall compensation program to better enable us to attract and retain superior employees for key positions.  The Committee periodically reviews the levels of perquisites and other personal benefits provided to executive officers.

As described above, certain of our executive officers have employment agreements that expressly entitle them to perquisites and other personal benefits.  In particular, each of Ms. Lipson and Mr. Pemble receives an annual tuition allowance, each of Ms. Lipson and Ms. Silverberg receives a monthly housing allowance in connection with their residence outside the United States and Mr. Pemble receives a monthly allowance relating to remote office expenses.

Total Compensation

In making decisions with respect to any element of an executive officer’s compensation, the Committee considers the total compensation that may be awarded to the officer, including salary, annual bonus and long-term incentive compensation.  In addition, in reviewing and approving the employment agreements for executive officers, the Committee considers the other benefits to which the officer is entitled by the agreement, including compensation payable upon termination of the agreement under a variety of circumstances.  The Committee’s goal is to award compensation that is reasonable when all elements of potential compensation are considered.

Tax and Accounting Implications

Deductibility of Executive Compensation

Section 162(m) of the Internal Revenue Code, as amended, disallows a tax deduction to publicly held companies for compensation paid to certain of their executive officers, to the extent that such compensation exceeds $1.0 million per covered officer in any fiscal year.  The limitation applies only to compensation that is not considered to be performance-based.  Non-performance based compensation paid to the executive officers for the fiscal year ended March 31, 2007 did not exceed the $1.0 million limit for any executive officer.  The 2004 Plan and the 2007 Plan, which is subject to shareholder approval, have been structured so that awards under these plans may qualify as performance-based compensation for purposes of Section 162(m), depending on the terms of the award.

Accounting for Stock-Based Compensation

Beginning on April 1, 2006, we began accounting for stock-based compensation cost in accordance with the requirements of FASB Statement 123(R).

Compensation Committee Report

The Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this report.

THE COMPENSATION COMMITTEE

Julius Y. Oestreicher, Chair
Carol R. Kaufman
A. Kenneth Nilsson

The foregoing Compensation Committee report is not “soliciting material,” is not deemed “filed” with the Securities and Exchange Commission and is not incorporated by reference in any of our filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after this filing and irrespective of any general language to the contrary.

Summary Compensation Table

Name and Principal Position	Year(1)	Salary ($)	Bonus ($)	Stock Award(s) ($)(2)	Option Awards ($)(3)	Non-Equity Incentive Plan Compensation ($)(4)	All Other Compensation ($)	Total ($)
Roberta Lipson President and Chief Executive Officer	2007	236,500(5)	-	6,417	-	75,000	107,192(6)	425,109
Elyse Beth Silverberg Executive Vice President and Secretary	2007	213,000(5)	-	6,417	-	54,000	65,948(7)	339,365
Lawrence Pemble Chief Financial Officer and Executive Vice President	2007	238,930(5)	-	6,417	-	67,500	43,413(8)	356,260
Anne Marie Moncure United Family Hospital President	2007	121,733	33,833	-	21,729	-	92,724(9)	270,019

(1)	Fiscal year ended March 31, 2007.

(2)
Represents the dollar amounts recognized as expense for financial statement reporting purposes for the fiscal year ended March 31, 2007 in accordance with SFAS 123R with respect to restricted stock awards.  Since the Company first began awarding restricted stock in fiscal 2007, the amounts included in this column are attributable solely to awards granted in 2007.  Each award of restricted shares entitles the holder to payment of cash dividends at the same time as dividends are paid to other shareholders.  Assumptions made in calculating the amount of the Company’s expense for these awards are included in Note 6 to the Company’s financial statements for the fiscal year ended March 31, 2007.  Amounts reflected in this column may not correspond to the actual value that will be received by the executive from these awards.

(3)
Represents the dollar amount recognized as expense for financial statement reporting purposes for the fiscal year ended March 31, 2007 in accordance with SFAS 123R with respect to stock option awards.  The amount reflects grants made in fiscal 2007 and prior years.  Assumptions made in calculating the amount of the Company’s expense for these awards are included in Note 1 to the Company’s financial statements for the fiscal year ended March 31, 2007.

(4)
Represents the cash portion of annual incentive bonus under the EMI Program. Restricted stock granted under this program for fiscal 2007 performance is discussed in the Compensation Discussion and Analysis but not reflected in this table because the grant was made during fiscal 2008.

(5)	Includes salary retroactively paid pursuant to current employment agreement.

(6)
Consists of $39,400 for tuition expenses for Ms. Lipson’s sons in China, rental expense of $52,167 for Ms. Lipson’s housing in China home leave expense of $10,000 and $3,781 in matching contributions under the Company’s 401(k) plan and $1,844 for automobile and related expense.

(7)	Consists of rental expense of $52,167 for Ms. Silverberg’s housing in China, home leave expense of $10,000 and $3,781 in matching contributions under the Company’s 401(k) plan.

(8)
Consists of $4,176 for tuition expenses for Mr. Pemble’s children, maintenance of remote office facility expenses of $29,870, $7,805 in matching contributions under the Company’s 401(k) plan and $1,562 for automobile and related expense.

(9)	Consists of rental expense of $65,423 for Ms. Moncure’s housing in China, $27,159 in travel expenses and $142 for tuition expenses.

Grants of Plan-Based Awards in 2007

The following table provides information about equity awards granted to the named executives in the fiscal year ended March 31, 2007.

Name	Grant Date	All Other Stock Awards: Number of Shares of Stock or Units(1) (#)	All Other Option Awards Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value(2) ($)

Roberta Lipson	9/12/2006	3,000	-	-	33,000

Elyse Beth Silverberg	9/12/2006	3,000	-	-	33,000

Lawrence Pemble	9/12/2006	3,000	-	-	33,000

Anne Marie Moncure	2/7/2006	-	20,000(3)	6.54	92,200

(1)
This column shows the number of shares of restricted stock granted to each named executive in fiscal 2007.  Each award vests as to one-third of the restricted shares granted on each of the first three anniversaries of the date of grant, with full vesting in the event of a change of control of Chindex.  Pursuant to their employment agreements, the award granted to Ms. Lipson, Ms. Silverberg, and Mr. Pemble also vest upon the Company’s termination of their employment without “cause” or their termination for “good reason.”

(2)
This column shows the full grant date fair value of the restricted stock at $11.00 per share and stock options under SFAS 123R granted to the named executives in 2007, which is the amount that the Company would expense in its financial statements over the award’s vesting schedule.  These amounts reflect the company’s accounting expense, and may not correspond to the actual value that will be recognized by the named executives.

(3)
These options were granted under the 2004 Plan at an exercise price per share equal to the closing price of the stock on the grant date. The options vest one-fourth on each of the date of grant and the three successive anniversaries of that date.

Outstanding Equity Awards at 2007 Fiscal Year-End

The following table provides information on the holdings of stock options and unvested restricted stock by the named executives as of March 31, 2007.

		Option Awards				Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)
Roberta Lipson	09/11/2000 (1)	96,800	-	2.20	09/11/2010
	04/26/2004 (2)	25,000	-	13.75	04/26/2009
	07/08/2005 (4)	11,000	-	4.47	07/08/2015
	02/07/2006 (1)	27,000	-	6.54	02/07/2016
	09/12/2006 (5)					3,000	52,260
Elyse Beth Silverberg	09/11/2000 (1)	96,800	-	2.20	09/11/2010
	04/26/2004 (3)	25,000	-	12.50	04/26/2014
	07/08/2005 (4)	11,000	-	4.47	07/08/2015
	02/07/2006 (1)	27,000	-	6.54	02/07/2016
	09/12/2006 (5)					3,000	52,260

Lawrence Pemble	09/11/2000 (1)	70,000	-	2.20	09/11/2010
	04/26/2004 (3)	25,000	-	12.50	04/26/2014
	07/08/2005 (4)	11,000	-	4.47	07/08/2015
	02/07/2006 (1)	56,000	-	6.54	02/07/2016
	09/12/2006 (5)					3,000	52,260
Anne Marie Moncure	02/07/2006 (6)	10,000	10,000	6.54	02/07/2016

(1)	All options vested on grant date.

(2)	10,000 options vested on the date of grant and the remaining 15,000 vested one-half on the first anniversary date and one-half on the second anniversary date.

(3)	20,000 options vested on the date of grant and the remaining 5,000 options vested on March 15, 2005.

(4)	One-third vested on the date of grant and the remaining vested on February 7, 2006.

(5)	Vests one-third on the first anniversary of the date of grant, one-third on the second anniversary of the date of grant and one-third on the third anniversary of the date of grant.

(6)
5,000 options vested on the date of grant and the remaining 15,000 shares vest one-third on the first anniversary of the date of grant, one-third on the second anniversary of the date of grant and one-third on the third anniversary of the date of grant.

Option Exercises and Stock Vested in Fiscal 2007

In the fiscal year ended March 31, 2007, no options were exercised by and no restricted stock vested for the named executive officers.

Potential Payments Upon Termination or Change of Control

The Company has entered into employment agreements with Ms. Lipson, Ms. Silverberg and Mr. Pemble.  The agreements provide that in the event of the executive’s termination by the Company for “cause” or the executive’s voluntary resignation without “good reason,” the executive would only be entitled to earned but unpaid salary, earned but unpaid bonus for a previously completed fiscal year, reimbursement for business expenses, payment for unused vacation and any amounts payable under Company benefit plans or policies.  Under the agreements, “cause” means willful misconduct or gross negligence, dishonesty or misappropriation of assets, certain absences from work, unauthorized disclosure of confidential or proprietary information under certain circumstances, a conviction for certain crimes or a violation of certain laws, or the failure to attempt perform the executive’s duties, most of which events are subject to opportunities to cure.

The agreements also provide that in the event of the executive’s termination by the Company without “cause” or by the executive for “good reason,” the executive would be entitled to all of the above amounts and benefits plus (i) a lump sum payment equal to three times the sum of the ensuing year’s salary plus the prior year’s bonus, (ii) a pro rata portion of the current year’s bonus (based on the greater of the executive’s average bonus for the two prior years or 30% of salary); (iii) continuation of specified medical benefits for life (unless the executive reaches the age of 65, or becomes eligible for Medicare or corresponding benefits with a new employer); (iv) vesting of all equity awards, and (v) continuation of any tuition reimbursements,  remote office or housing allowances for three years.  Under the employment agreements, “good reason” means any reduction in the executive’s authority, duties or responsibilities; an adverse change in the executive’s position, title or responsibilities (except for changes solely by virtue of the Company being acquired by another entity); the assignment of duties to the executive that are inconsistent with his or her position and status; a reduction in the executive’s annual salary or bonus opportunity; the failure to cure a material breach of the executive’s employment agreement by the Company; or relocation of the executive without his or her consent, all but the last of which events are subject to an opportunity to cure. The executive is also entitled to a tax gross-up to the extent amounts payable to the executive in the event of a change of control are subject to excise tax.

The agreements also provide that in the event of the executives becoming disabled their employment would terminate immediately and automatically. The executive would only be entitled to earned but unpaid salary, earned but unpaid bonus for a previously completed fiscal year, reimbursement for business expenses, payment for unused vacation and any amounts payable under Company benefit plans or policies. For purposes of the agreement,

“disability” is defined as physical or mental incapacity of a nature which prevents the executive, in the good faith judgment of the Company’s Board of Directors, from performing the executive’s duties under the agreement for a period of 180 consecutive days or 270 days during any year.

 The employment agreements have non-competition, confidentiality and non-solicitation provisions.  The non-competition provision states that the executive officer will not compete with the Company through the end of one year after cessation of employment, with certain exceptions.  The confidentiality provision states that the executive officer will maintain the confidential information of the Company in confidence during and after employment, with certain exceptions.  The non-solicitation provision states that, for one year after cessation of employment, the executive officer will not solicit, for employment, or hire any person who was employed by the Company during the term of such person’s employment, with certain exceptions.

The agreements provide for immediate expiration as of the termination date of any unvested equity incentive awards (stock options or restricted stock) in the event the agreement is terminated for “cause”, voluntary termination by the executive, death or disability. The agreements provide that any unvested equity incentive awards granted to the executive prior to the termination date shall become immediately vested and exercisable in the event termination is without “cause” or for good reason. In such cases, the executive shall have a period of ninety (90) days following the date of termination (or such longer period as may be provided in the respective option grant, but in no event past the respective expiration term of the option grant) to exercise all options granted under any of the Company’s plans.

The following table provides an estimate of the potential payments and benefits that each of the named executives would be entitled to receive upon termination of employment under various circumstances and upon a change of control.  In each case, the table assumes the executive’s termination or the change of control occurred on March 31, 2007.  The table does not include payments the executive would be entitled to receive in the absence of one of these specified events, such as from the exercise of previously-vested stock options (which amount can be calculated from the Outstanding Equity Awards at 2007 Fiscal Year-End Table).  The table also does not include benefits that are provided on a non-discriminatory basis to salaried employees generally, including amounts payable under the Company’s 401(k) Plan.

	Cash Severance Payment	Continuation of Medical / Welfare Benefits	Accelerated Vesting of Equity Awards	Continued Tuition and Housing Allowance	Tax Gross-up	Total Termination Benefits
Roberta Lipson
•Voluntary Resignation or Termination for Cause	75,000 (1)	0	NA	NA	NA	75,000
•Death	75,000 (1)	0	NA	NA	NA	75,000
•Disability	75,000 (1)	0	NA	NA	NA	75,000
•Involuntary or Good Reason Termination	75,000 (1)	0	NA	NA	NA	75,000
•Change of Control	0	0	52,260 (3)	0	0	52,260
•Involuntary or Good Reason Termination after Change of Control	975,000	258,324 (2)	52,260 (3)	450,000 (4)	647,793	2,383,377
Elyse Beth Silverberg
•Voluntary Resignation or Termination for Cause	54,000(1)	0	NA	NA	NA	54,000
•Death	54,000 (1)	0	NA	NA	NA	54,000
•Disability	54,000 (1)	0	NA	NA	NA	54,000
•Involuntary or Good Reason Termination	54,000 (1)	0	NA	NA	NA	54,000
•Change of Control	0	0	52,260 (3)	0	0	52,260
•Involuntary or Good Reason Termination after Change of Control	837,000	320,868 (2)	52,260 (3)	180,000 (4)	510,272	1,900,400

Lawrence Pemble
•Voluntary Resignation or Termination for Cause	67,500	0	NA	NA	NA	67,500
•Death	67,500	0	NA	NA	NA	67,500
•Disability	67,500	0	NA	NA	NA	67,500
•Involuntary or Good Reason Termination	67,500	0	NA	NA	NA	67,500
•Change of Control	0	0	52,260 (3)	0	0	52,260
•Involuntary or Good Reason Termination after Change of Control	877,500	356,876 (2)	52,260 (3)	450,000 (4)	777,390	2,514,026
Anne Marie Moncure
•Voluntary Resignation or Termination for Cause	33,833	0	NA	NA	NA	33,833
•Death	33,833	0	NA	NA	NA	33,833
•Disability	33,833	0	NA	NA	NA	33,833
•Involuntary or Good Reason Termination	33,833	0	NA	NA	NA	33,833
•Change of Control	0	0	108,800 (3)	0	0	108,800
•Involuntary or Good Reason Termination after Change of Control	46,750	0	108,800 (3)	0	0	155,550

(1)  The Company pays salaries in the month earned.  Bonuses are calculated on the basis of 30% of base salary.
(2)  Calculated using an assumed life expectancy 85 years.
(3)  Calculated using the March 31, 2007 Chindex common stock market value of $17.42.
(4)  Calculated using the maximum benefit allowed per contract.  Actual usage has been lower.

Compensation Committee Interlocks and Insider Participation

The members of the Company’s compensation committee are Mr. Oestreicher, as Chair, Ms. Kaufman and Mr. Nilsson. No member of the compensation committee has a relationship that would constitute an interlocking relationship with executive officers or directors of another entity.

Director Compensation

Directors who are also employees of the Company are not separately compensated for their services as directors.

Cash Compensation to Board Members. Effective October 1, 2006, each director who is not an employee of the Company is paid, for serving on the Board of Directors, a retainer at the rate of $10,000 per annum and an additional $2,500 for each meeting of the Company’s stockholders attended, $1,000 for each meeting of the Board of Directors attended and $750 for each meeting of a committee of the Board of Directors.

Equity Compensation to Board Members.  The Company grants options to purchase shares of the Company’s Common Stock and grants Restricted Stock to its outside directors on an periodic basis.  During fiscal 2007, each outside director was granted 3,000 shares of Restricted Stock.  These shares are to vest ratably at the first, second and third anniversaries of the grant date.

Other.  Board members are reimbursed for reasonable expenses in attending meetings of the Board of Directors and for expenses incurred in connection with their complying with our corporate governance policies.  The Company also provides directors’ and officers’ liability insurance and indemnity agreements for our directors.  No other compensation is provided to our directors.

Non-management Directors’ Compensation for Fiscal 2007

The following table shows the compensation received by each of our non-employee directors for the fiscal year ended March 31, 2007.

Name	Fees Earned or Paid in Cash ($)	Stocks Awards ($)(1)	Option Awards ($)	All Other Compensation ($)	Total ($)

Holli Harris	16,100	8,556	-	-	24,656

Carol R. Kaufman	17,150	6,417	-	-	23,567

A. Kenneth Nilsson	18,200	10,694	-	-	28,894

Julius Y. Oestreicher	18,200	8,556	-	-	26,756

(1)
Represents the dollar amount recognized as expense for financial statement reporting purposes for the fiscal year ended March 31, 2007 in accordance with SFAS 123R with respect to restricted stock awards.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Security Ownership Table

The following table sets forth information as to the ownership of shares of the Company's Common Stock and Class B Common Stock as of June 30, 2007 with respect to (i) holders known to the Company to beneficially own more than five percent (5%) of the outstanding Common Stock or Class B Common Stock, (ii) each director, (iii) the Company's named executive officers for fiscal 2007 and (iv) all directors and executive officers of the Company as a group.

	Amount and Nature Of Beneficial Ownership (2)(3)		Percent of:
Name and Address of Beneficial Stockholder (1)	Common Stock	Class B Common Stock(4)	Common Stock	Class B Common Stock	Combined(5)
Roberta Lipson	161,679(6)	440,000(7)	2.4%	56.8%	24.4%
Elyse Beth Silverberg	181,972(8)	260,500	2.7%	33.6%	15.2%
Lawrence Pemble	57,608(9)	74,500	Less than 1%	9.6%	4.4%
Julius Y. Oestreicher	141,480(10)	0	2.1%	0%	1.2%
Carol R. Kaufman	84,360(11)	0	1.3%	0%	Less than 1%
A. Kenneth Nilsson	5,500(12)	0	Less than 1%	0%	Less than 1%
Holli Harris	15,000(13)	0	Less than 1%	0%	Less than 1%
Anne Marie Moncure	9,000 (14)	0	Less than 1%	0%	Less than 1%
Andrew Edward and Ronit Martine Gold 10835 Lockland Road Potomac, MD 20854	628,540(15)	0	9.5%	0%	5.6%
Gotham Holdings, L.P. 650 Fifth Avenue, 6th Floor New York, NY 10019	595,000(16)	0	8.9%	0%	5.3%
Martin Currie Inc. Saltire Court 20 Castle Terrace Edinburgh, EH1 2ES Scotland	433,987(17)	0	6.5%	0%	3.8%
Federated Investors, Inc. Federated Investors Tower Pittsburgh, PA 15222	432,600(18)	0	6.5%	0%	3.8%
General Motors Investment Management Corporation and JPMorganChase Bank 767 Fifth Avenue New York, NY 10153	364,000(19)	0	5.5%	0%	3.2%
All Executive Officers and Directors as a Group (8 persons)	656,599(20)	775,000	9.0%	100.0%	44.5%
_______________

(1)	Unless otherwise indicated, the business address of each person named in the table is c/o Chindex International, Inc., 7201 Wisconsin Avenue, Bethesda, Maryland 20814.

(2)	Except as otherwise indicated, each of the parties listed has sole voting and investment power with respect to all shares indicated below.

(3)	Beneficial ownership is calculated in accordance with Regulation S-K as promulgated by the SEC.

(4)	The Common Stock is entitled to one vote per share, whereas the Class B Common Stock is entitled to six votes per share.

(5)
Indicates percentage voting power represented by beneficial ownership when the Common Stock and Class B Common Stock vote together, based on a total of 6,650,830 shares of Common Stock and 775,000 shares of Class B Common Stock outstanding as of June 30, 2007.

(6)	Includes 159,800 shares underlying options that are currently exercisable with respect to all of the underlying shares.

(7)	Includes 20,000 shares held by each of the Ariel Benjamin Lee Trust, Daniel Lipson Plafker Trust and Jonathan Lipson Plafker Trust, of each of which Ms. Lipson is a trustee.

(8)	Includes 159,800 shares underlying options that are currently exercisable with respect to all of the underlying shares.

(9)	Includes 56,000 shares underlying options that are currently exercisable with respect to all of the underlying shares.

(10)	Represents shares underlying options that are currently exercisable with respect to all of the underlying shares.

(11)	Represents shares underlying options that are currently exercisable with respect to all of the underlying shares.

(12)	Includes 500 shares owned by Mr. Nilsson’s wife, as to which shares Mr. Nilsson disclaims beneficial ownership.

(13)	Represents shares underlying options that are currently exercisable with respect to all of the underlying shares.

(14)	Represents shares underlying options that are currently exercisable with respect to all of the underlying shares.

(15)
The amount and nature of beneficial ownership of these shares by Andrew Edward Gold and Ronit Martine Gold is based solely on a Schedule 13G/A filed by them with the Commission.  We have no independent knowledge of the accuracy or completeness of the information set forth in the Schedule 13G/A, but have no reason to believe that such information is not complete or accurate.

(16)
The amount and nature of beneficial ownership of these shares by Gotham Holdings, L.P. is based solely on a Schedule 13G/A filed by it with the Commission.  The Schedule 13G/A indicates that Gotham Holdings, L.P., RLA Management Co., LLC and Russell Anmuth have investment decision over our shares.  We have no independent knowledge of the accuracy or completeness of the information set forth in the Schedule 13G/A, but have no reason to believe that such information is not complete or accurate.

(17)
The amount and nature of beneficial ownership of these shares by Martin Currie Inc. is based solely on a Schedule 13G filed by it with the Commission.  We have no independent knowledge of the accuracy or completeness of the information set forth in the Schedule 13G, but have no reason to believe that such information is not complete or accurate.

(18)
The amount and nature of beneficial ownership of these shares by Federated Investors, Inc. is based solely on a Schedule 13G/A filed by it with the Commission.  The Schedule 13G/A indicates that Federated Investors, Inc. is the parent holding company of Federated Equity Management Company of Pennsylvania and Federated Global Investment Management Corp., which act as investment advisors to registered investment companies and separate accounts that own shares of our common stock.  The Investment Advisors are wholly owned subsidiaries of FII Holdings, Inc., which is a wholly owned subsidiary of Federated Investors, Inc., the Parent.  All of the Parent’s outstanding voting stock is held in the Voting Shares Irrevocable Trust for which John F. Donahue, Rhodora J. Donahue and J. Christopher Donahue act as trustees.  We have no independent knowledge of the accuracy or completeness of the information set forth in the Schedule 13G, but have no reason to believe that such information is not complete or accurate.

(19)
The amount and nature of beneficial ownership of these shares by General Motors Investment Management Corporation and JPMorgan Chase Bank, N.A. is based solely on a Schedule 13G filed by them with the Commission.  The Schedule 13G indicates that General Motors Investment Management Corporation and Martin Currie Investment Management, Ltd. have investment decision over our shares.  We have no independent knowledge of the accuracy or completeness of the information set forth in the Schedule 13G, but have no reason to believe that such information is not complete or accurate.

(20)	Includes 625,440 underlying options that are currently exercisable with respect to all of the underlying shares.

Equity Compensation Plan Information

The following table shows shares reserved for issuance for outstanding awards granted under the Company’s 2004 Stock Incentive Plan and 1994 Stock Option Plan as of March 31, 2007.  This table does not include the shares which will become issuable under the 2007 Stock Incentive Plan upon its approval by stockholders.

Plan Category	Number Of Securities To Be Issued Upon Exercise Of Outstanding Options, Warrants And Rights (a)	Weighted Average Exercise Price Of Outstanding Options, Warrants And Rights (b)	Number Of Securities Remaining Available For Issuance Under Equity Compensation Plans (Excluding Securities Reflected In Column (a)) (c)
Equity compensation plans approved by stockholders	1,133,643(1)	$5.23	19,950(2)
Equity compensation plans not approved by stockholders	- 0 -	- 0 -	- 0 -
Total	1,133,643(1)		19,950(2)

(1)
This balance represents shares subject to outstanding stock options.  The table does not include shares subject to restricted stock awards because such shares are already issued, although they are subject to forfeiture.  There were 28,000 shares subject to outstanding (unvested) restricted stock awards as of March 31, 2007.

(2)
These shares are available for issuance under our 2004 Stock Incentive Plan, which provides for the grant of stock options, stock appreciation rights, restricted stock, and restricted stock units.  No additional awards may be granted under the 1994 Stock Option Plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

None.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table shows the fees we paid or accrued to BDO Seidman, LLP during the last two fiscal years:

	Fiscal Year Ended March 31, 2007	Fiscal Year Ended March 31, 2006
Audit Fees: (a)	$867,000	$299,000
Audit-Related Fees: (b)	4,000	--
Tax Fees: (c)	2,000	25,000
All Other Fees: (d)	1,000	--
Total	$874,000	$324,000
_____________

(a)
Represents fees for professional services provided in connection with the audit of our annual financial statements (including services incurred with rendering an opinion under Section 404 of the Sarbanes-Oxley Act of 2002) and review of our quarterly financial statements, advice on accounting matters that arose during the audit and audit services provided in connection with other statutory or regulatory filings.

(b)	This represents fees for other miscellaneous items not otherwise included above.

(c)	Represents fees for international and U.S. tax planning and compliance services as well as consultations and assistance surrounding matters with various income and sales tax authorities.

(d)
Represents fees billed for products and services provided by the principal accountant, other than the services reported in (a), (b) and (c).   For the fiscal year ended March 31, 2007 these fees represent training costs and consultation services on our stock option plan.

The Audit Committee has determined that the provision by BDO Seidman, LLP of non-audit services is compatible with maintaining the independence of BDO Seidman, LLP.  In accordance with its charter, the Audit Committee approves in advance all audit and non-audit services to be provided by BDO Seidman, LLP.  In certain cases, the Audit Committee may delegate authority to pre-approve non-audit services on a preliminary basis to one or more members of the Audit Committee, provided that such pre-approvals are communicated to the full Committee at its next meeting.  During fiscal 2007, all services were pre-approved by the Audit Committee in accordance with this policy.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following exhibits are filed as part of this Report:

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Chief Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Company caused this Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

July 29, 2007	CHINDEX INTERNATIONAL, INC. By: /s/ Lawrence Pemble Executive Vice President and Chief Financial Officer