Form 10-Q
period 2007-06-30
CHINDEX INTERNATIONAL INC
filed 2007-08-09
CIK 922717

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
Commission file number 0-24624
CHINDEX INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	13-3097642
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

4340 East West Highway, Bethesda, Maryland	20814
(Address of principal executive offices)	(Zip Code)
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
Large accelerated filer ☐                     Accelerated filer ☑                     Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐       No ☑
The number of shares outstanding of each of the issuer’s class of common equity, as of August 1, 2007 was 6,662,843 shares of Common Stock and 775,000 shares of Class B Common Stock.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CHINDEX INTERNATIONAL, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(thousands except share data)

	June 30, 2007	March 31, 2007
	(Unaudited)

ASSETS

Current assets:
Cash and cash equivalents	$16,201	$9,106
Restricted cash	1,721	1,590
Trade accounts receivable, less allowance for doubtful accounts of $3,557 and $2,827, respectively
Product sales receivables	9,100	13,133
Patient service receivables	5,825	6,104
Inventories	8,290	7,835
Deferred income taxes	2,519	2,463
Other current assets	3,181	3,153

Total current assets	46,837	43,384
Property and equipment, net	19,298	18,482
Long-term deferred income taxes	609	607
Other assets	452	434

Total assets	$67,196	$62,907

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$24,553	$22,877
Short-term portion of capitalized leases	33	36
Short-term debt and vendor financing	3,121	2,710
Income taxes payable	545	629

Total current liabilities	28,252	26,252
Long-term portion of capitalized leases	50	58
Long-term debt and vendor financing	8,654	8,679

Total liabilities	36,956	34,989

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value, 500,000 shares authorized, none issued	0	0
Common stock, $.01 par value, 13,600,000 shares authorized, including 1,600,000 designated Class B:
Common stock — 6,650,830 and 6,332,345 shares issued and outstanding at June 30, 2007 and March 31, 2007, respectively	66	63
Class B stock — 775,000 shares issued and outstanding at June 30, 2007 and March 31, 2007, respectively	8	8
Additional paid in capital	40,446	38,947
Accumulated other comprehensive income	117	106
Accumulated deficit	(10,397)	(11,206)

Total stockholders’ equity	30,240	27,918

Total liabilities and stockholders’ equity	$67,196	$62,907

The accompanying notes are an integral part of these consolidated condensed financial statements.

CHINDEX INTERNATIONAL, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(thousands except share and per share data)
(Unaudited)

	Three months ended
	June 30,
	2007	2006
Product sales	$11,213	$12,801
Healthcare services revenue	15,558	11,614

Total revenue	26,771	24,415

Cost and expenses
Product sales costs	8,370	9,201
Healthcare services costs	11,864	9,468
Selling and marketing expenses	2,684	2,253
General and administrative expenses	2,489	1,843

Income from continuing operations	1,364	1,650
Other (expenses) and income
Interest expense	(187)	(187)
Interest income	67	64
Miscellaneous expense — net	(26)	(15)

Income from continuing operations before income taxes	1,218	1,512
Provision for income taxes	(409)	(987)

Net income from continuing operations	809	525
Loss from discontinued operations	0	(13)

Net income	$809	$512

Net income per common share — basic
Continuing operations	$.11	$.08

Discontinued operations	(.00)	(.00)

Net income	$.11	$.08

Weighted average shares outstanding — basic	7,223,363	6,728,354

Net income per common share — diluted
Continuing operations	$.11	$.07

Discontinued operations	(.00)	(.00)

Net income	$.11	$.07

Weighted average shares outstanding — diluted	7,694,666	7,105,981

The accompanying notes are an integral part of these consolidated condensed financial statements.

CHINDEX INTERNATIONAL, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(thousands)
(Unaudited)

	Three months ended
	June 30,
	2007	2006
OPERATING ACTIVITIES
Net income	$809	$512
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	839	799
Inventory write down	180	0
Provision for doubtful accounts	682	243
Loss on disposal of property and equipment	41	0
Deferred income taxes	(58)	446
Stock based compensation	102	86
Foreign exchange (gain) loss	(71)	32
Changes in operating assets and liabilities:
Restricted cash	(131)	199
Trade receivables	3,818	(989)
Inventories	(541)	(172)
Other current assets	24	(625)
Other assets	(11)	47
Accounts payable and accrued expenses	854	477
Income taxes payable	(90)	143

Net cash provided by operating activities	6,447	1,198
INVESTING ACTIVITIES
Purchases of property and equipment	(1,261)	(1,027)

Net cash used in investing activities	(1,261)	(1,027)
FINANCING ACTIVITIES
Proceeds from debt and vendor financing	407	1,177
Repayment of debt, vendor financing and capitalized leases	(29)	(822)
Proceeds from exercise of stock options and warrants	1,400	71

Net cash provided by financing activities	1,778	426
Effect of foreign exchange rate changes on cash and cash equivalents	131	96

Net increase in cash and cash equivalents	7,095	693
Cash and cash equivalents at beginning of period	9,106	9,034

Cash and cash equivalents at end of period	$16,201	$9,727

The accompanying notes are an integral part of these consolidated condensed financial statements.

CHINDEX INTERNATIONAL, INC.
CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the three months ended June 30, 2007
(thousands except share data)
(Unaudited)

							Accumulated
			Common Stock		Additional		Other
	Common Stock		Class B		Paid In	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Total

Balance at March 31, 2007	6,332,345	$63	775,000	$8	$38,947	$(11,206)	$106	$27,918
Net income						809		809
Foreign currency translation adjustment							11	11
Comprehensive income								820
Stock based compensation					102			102
Options and warrants exercised	318,485	3			1,397			1,400

Balance at June 30 ,2007	6,650,830	$66	775,000	$8	$40,446	$(10,397)	$117	$30,240

The accompanying notes are an integral part of these consolidated condensed financial statements.

CHINDEX INTERNATIONAL, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
Note 1. BASIS OF PRESENTATION
     The accompanying unaudited consolidated condensed financial statements of Chindex International, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year.
     References to “Chindex”, “we”, “us” and “our” refer to Chindex International, Inc. and subsidiaries, unless the context otherwise requires.
     For further information, refer to the consolidated financial statements and footnotes thereto included in our annual report on Form 10-K for the fiscal year ended March 31, 2007.
     Certain balances in the March 31, 2007 financial statements have been reclassified to conform to the 2008 presentation.
New Accounting Pronouncements:
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
     In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 provides companies with an option to report selected financial assets and financial liabilities at fair value, which can be elected on an instrument-by-instrument basis. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We are currently assessing whether the adoption of SFAS No. 159 will have a material impact on our financial statements.

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

     For the three months ended June 30, 2007 and 2006, net revenue and loss from discontinued operations were as follows (in thousands):

	Three months ended
	June 30,
	2007	2006
Net revenue from discontinued operations	$0	$0
Loss from discontinued operations	$(0)	$(13)
There were no assets or liabilities related to the discontinued operations at June 30, 2007 or March 31, 2007.

Note 3.	INVENTORIES (thousands)

	June 30,	March 31,
	2007	2007
Inventories consist of the following:
Merchandise inventory	$4,819	$4,422
Healthcare services inventory	658	615
Parts and peripherals inventory	2,813	2,798

	$8,290	$7,835

Note 4.	PROPERTY AND EQUIPMENT, NET (thousands)

	June 30,	March 31,
	2007	2007
Property and equipment, net consists of the following:
Furniture and equipment	$13,612	$12,896
Vehicles	21	68
Demonstration equipment	3,462	2,762
Leasehold improvements	15,041	14,796

	32,136	30,522
Less: accumulated depreciation and amortization	(12,838)	(12,040)

	$19,298	$18,482

Note 5.	NET EARNINGS PER SHARE
     The following is a reconciliation of the numerators and denominators of the basic and diluted Earnings per Share (EPS) computations for the net income and other related disclosures:
(thousands except share and per share data)

	Three months ended
	June 30,
	2007	2006
Numerator:
Net income from continuing operations	$809	$525
Loss from discontinued operations	(0)	(13)

Net income	$809	$512
Denominator:
Weighted average shares outstanding — basic	7,223,363	6,728,354
Effect of dilutive securities:
Shares issuable upon exercise of dilutive outstanding stock options, restricted stock and warrants:	471,303	377,627
Weighted average shares outstanding-diluted	7,694,666	7,105,981
Net income per common-share — basic:
Net income from continuing operations	$.11	$.08
Loss from discontinued operations	(.00)	(.00)
Net income	$.11	$.08
Net income per common-share — diluted:
Net income from continuing operations	$.11	$.07
Loss from discontinued operations	(.00)	(.00)
Net income	$.11	$.07

Note 6.	STOCKHOLDER’S EQUITY
Stock Based Compensation:
     On October 14, 2004, the Company adopted the 2004 Incentive Stock Plan (2004 Plan). The 2004 Plan provides for grants of: options to purchase common stock; restricted shares of common stock, deferred shares of common stock, stock units, and stock appreciation rights. Compensation costs for stock options and restricted stock are recognized ratably over the vesting period of the option or stock, which usually ranges from immediate to three years.

     Compensation costs related to equity compensation, including stock options and restricted stock, for the quarter ended June 30, 2007 were $102,000 and for the quarter ended June 30, 2006 were $86,000. No amounts relating to the share-based payments have been capitalized in either the recent or prior periods.
     Effective April 1, 2006, the Company adopted SFAS No. 123(R), “Share-Based Payments” and related Securities and Exchange Commission rules included in Staff Accounting Bulletin No. 107 on a modified prospective basis. SFAS No. 123(R) requires that stock options and other share-based payments made to employees be accounted for as compensation expense and recorded at fair value. Under this standard, companies are required to estimate the fair value of share-based payment awards on the date of the grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods of the options in the Company’s consolidated condensed statements of operations. The Company uses the Black-Scholes option pricing model to estimate the fair value of stock options granted.
     The Company generally grants stock options that vest in annual increments of 33 1/3 percent to senior, long-term employees. Option awards are granted with an exercise price equal to the market price of the Company’s stock on the date of grant. Stock options have up to 10-year contractual terms.
     Options issued by the Company since 1996 have grant-date fair values calculated using the Black-Scholes options pricing model between $0.72 and $8.77. To calculate fair market value, this model utilizes certain information, such as the interest rate on a risk-free security maturing generally at the same time as the expected life of the option being valued and the exercise price of the option being valued. It also requires certain assumptions, such as the expected amount of time the option will be outstanding until it is exercised or it expires and the expected volatility of the Company’s common stock over the expected life of the option. There were no stock options granted during the three month period ending June 30, 2007.
     The assumptions used to determine the value of the options at the grant date for options granted during the three months ended June 30, 2006 were:

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

The following table summarizes the stock option activity for the three months ended June 30, 2007:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Number of	Exercise	Term	Value (in
	Shares	Price	(Years)	thousands)*
Options outstanding at March 31, 2007	1,133,643	$5.23
Granted	0	0
Exercised	(303,517)	4.61
Canceled	(1,500)	12.50

Options outstanding at June 30, 2007	828,626	$5.44	5.73	$13,833

Options exercisable at June 30, 2007	805,259	$5.38	5.66	$13,485

Options exercisable at June 30, 2007 and expected to be exercisable **	824,457	$5.41	5.73	$13,786

The following table summarizes the stock option activity for the three months ended June 30, 2006:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Number of	Exercise	Term	Value (in
	Shares	Price	(Years)	thousands)*
Options outstanding at March 31, 2006	1,315,742	$5.53
Granted	3,000	8.30
Exercised	(10,750)	6.54
Canceled	(34,328)	11.84

Options outstanding at June 30, 2006	1,273,664	$5.36	6.70	$4,310

Options exercisable at June 30, 2006	1,203,831	$5.25	6.56	$4.205

Options exercisable at June 30, 2006 and expected to be exercisable **	1,256,930	$5.28	6.68	$4,304

*	The aggregate intrinsic value on this table was calculated based on the positive difference between the closing market price of the Company’s common stock on June 30, 2007 and 2006 ($22.13 and $7.91, respectively) and the exercise price of the underlying options.

**	Options exercisable and expected to be exercisable include both vested options and non-vested options outstanding less our expected forfeiture rate.
     During the three month periods ending June 30, 2007 and 2006, the total intrinsic value of stock options exercised was $5,326,000 and $20,000, respectively. The actual cash received upon exercise of stock options was $1,400,000 and $71,000, respectively. The unamortized fair value of the stock options as of June 30, 2007 was $56,000, the majority of which is expected to be expensed over the next two years.

     The following tables summarize the changes in the Company’s nonvested options during the three month periods ending June 30, 2007 and 2006:

		Weighted Average
		Grant-Date Fair
	Number of Shares	Value
Nonvested options outstanding, March 31, 2007	26,867	$5.22
Vested	(3,500)	6.44
Canceled	(0)	0

Nonvested options outstanding, June 30, 2007	23,367	$5.04

		Weighted Average
		Grant-Date Fair
	Number of Shares	Value
Nonvested options outstanding, March 31, 2006	76,333	$5.26
Vested	(2,000)	4.97
Canceled	(4,500)	8.39

Nonvested options outstanding, June 30, 2006	69,833	$5.06

The table below summarizes activity relating to restricted stock for the three months ended June 30, 2007:

		Aggregate Intrinsic
		Value of Restricted
	Number of shares of	Stock (in thousands)
	restricted stock	*
Outstanding as of March 31, 2007	28,000
Grants	19,782
Vesting	(2,667)
Forfeiture	(3,000)

Outstanding at June 30, 2007	42,115	$932

Expected to vest	39,698	$879

*	The aggregate intrinsic value on this table was calculated based on the closing market price of the Company’s common stock on June 30, 2007 ($22.13).
     The weighted average contractual term of the restricted stock, calculated based on the service-based term of each grant, is 3 years. As of June 30, 2007, the unamortized fair value of the restricted stock is $565,000 and will be recognized over the next three years. Restricted stock is valued at the stock price on the date of grant.
     There was no restricted stock outstanding at June 30, 2006.
Security Issuances — Warrants:
     During the three months ended June 30, 2007, there were 27,933 warrants exercised leaving an outstanding balance of 507,428 as of June 30, 2007. These warrants were cashless exercises. There were no warrants exercised during the three months ended June 30, 2006.

Note 7. SEGMENT INFORMATION
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

	Healthcare Services		Medical Products	Total

As of June 30, 2007:
Assets	$40,211,000		$26,985,000	$67,196,000

For the three months ended June 30, 2007:
Sales and service revenue	$15,558,000		$11,213,000	$26,771,000
Gross Profit	n/a	*	2,843,000	n/a
Gross Profit %	n/a	*	25%	n/a
Income (loss) from continuing operations before foreign exchange	$2,798,000		$(1,505,000)	$1,293,000

Foreign exchange gain				71,000

Income from continuing operations				$1,364,000
Other expense, net				(146,000)

Income from continuing operations before income taxes				$1,218,000

	Healthcare Services		Medical Products	Total

As of March 31, 2007:
Assets	$34,129,000		$28,778,000	$62,907,000

For the three months ended June 30, 2006:
Sales and service revenue	$11,614,000		$12,801,000	$24,415,000
Gross Profit	n/a	*	3,600,000	n/a
Gross Profit %	n/a	*	28%	n/a
Income from continuing operations before foreign exchange	$1,587,000		$95,000	$1,682,000

Foreign exchange loss				(32,000)

Income from continuing operations				$1,650,000
Other expense, net				(138,000)

Income from continuing operations before income taxes				$1,512,000

Inter-segment transactions were eliminated for the three month periods ended June 30, 2007 and 2006.

*	Gross profit margins are not routinely calculated in the healthcare industry.

Note 8.	DEBT
     In October 2005, Beijing United Family Hospital and Shanghai United Family Hospital obtained long-term debt financing under a program with the International Finance Corporation (IFC) (a division of the World Bank) for 64,880,000 Chinese Renminbi (approximately $8 million). The term of the loan is 10 years at an initial interest rate of 6.73% with the borrowers required to begin making payments into a sinking fund beginning in the fourth year, with the option to extend the beginning of these payments to the fifth year if certain loan covenants have been met. The interest rate will be reduced to 4.23% for any amount of the outstanding loan on deposit in the sinking fund. The loan program also includes certain other covenants which require the borrowers to achieve and maintain specified liquidity and coverage ratios in order to conduct certain business transactions such as pay intercompany management fees or incur additional indebtedness. As of June 30, 2007 the Company was in compliance with these covenants. Chindex International, Inc. guaranteed repayment of this loan. In terms of security, IFC has, among other things, a lien over the equipment owned by the borrowers and over their bank accounts. In addition, IFC has a lien over Chindex bank accounts not already pledged, but not over other Chindex assets. As of June 30, 2007, the outstanding balance of this debt was $8,520,000 (adjusted for foreign exchange movement during the period, see “Foreign Currency Exchange and Impact of Inflation”) and was classified as long-term.

Note 9.	CONTINGENCIES
     In June of 2006, a building contractor brought a lawsuit in China against Shanghai United Family Hospital and Clinics (SHU) claiming certain amounts due in connection with the original construction of the facility. At June 30, 2007 the amount in dispute is approximately $905,000 and we have accrued an amount of $323,000 representing our estimate of the amount payable. The contractor has obtained a lien on certain SHU cash accounts in the amount of $1,054,000, which has been classified as restricted cash on our balance sheet. We believe the amount claimed in the lawsuit significantly exceeds the actual amount payable. As of June 30, 2007 the case is still open.

Note 10.	TAXES
     We recorded a $409,000 provision for taxes in the three months ended June 30, 2007 as compared to a provision for taxes of $987,000 for the three months ended June 30, 2006. Our tax expense for the prior period, in proportion to book income was high due to true ups of income tax liability from prior period timing differences coupled with prior period losses in entities for which we maintained a valuation allowance and therefore could not recognize any tax benefit.
     We adopted the provisions of Financial Standards Accounting Board Interpretation No. 48 “Accounting for Uncertainty in Income Taxes – An interpretation of FASB Statement No. 109” (“FIN 48”) on April 1, 2007. As a result of the implementation of FIN 48, we recognized no material adjustment in the liability for unrecognized income tax benefits.
     We recognize interest and penalties related to uncertain tax positions in income tax expense. As of April 1, 2007, we had no accrued interest related to uncertain tax positions.
     The tax years 2004-2006 remain open to examination by the major taxing jurisdictions to which we are subject.

Note 11:	SUBSEQUENT EVENT
     At a special meeting of stockholders of the Company held on July 9, 2007, the Company’s stockholders approved amendments to the Company’s Certificate of Incorporation to (1) increase the number of authorized shares of common stock, par value $0.01, from 12,000,000 to 25,000,000 and (2) increase the number of authorized shares of Class B common stock, par value $0.01, from 1,600,000 to 3,200,000.
     On July 10, 2007, the Company filed a Certificate of Amendment to Certificate of Incorporation with the Secretary of State of Delaware giving effect to the foregoing amendments.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Statements contained in this quarterly report on Form 10-Q relating to plans, strategies, objectives, economic performance and trends and other statements that are not descriptions of historical facts may be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking information is inherently subject to risks and uncertainties, and actual results could differ materially from those currently anticipated due to a number of factors, which include, but are not limited to, the factors set forth under the heading “Risk Factors” and in other documents filed by the Company with the Securities and Exchange Commission from time to time, including, without limitation, the Company’s annual report on Form 10-K for the year ended March 31, 2007. Forward-looking statements may be identified by terms such as “may”, “will”, “should”, “could”, “expects”, “plans”, “intends”, “anticipates”, “believes”, “estimates”, “predicts”, “forecasts”, “potential”, or “continue” or similar terms or the negative of these terms. Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, levels of activity, performance or achievements. The Company has no obligation to update these forward-looking statements.
Critical Accounting Policies
     A summary of critical accounting policies is presented in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” of the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2007.
Results of Operations
Quarter ended June 30, 2007 compared to quarter ended June 30, 2006
     Our revenue for the three months ended June 30, 2007 was $26,771,000, up 10% from the three months ended June 30, 2006 revenue of $24,415,000. We experienced an increase in revenue over the periods of 34% in the Healthcare Services division and a decrease in revenue of 12% in the Medical Products division. Costs and expenses were $25,407,000 for the three months ended June 30, 2007 as compared with $22,765,000 for the prior period. Healthcare Services division operating costs increased 27% over the periods and operating costs in the Medical Products division increased by 24%. We recorded net income of $809,000 for the recent quarter, as compared to net income of $512,000 for the same quarter last year. Costs at the parent level of the Company, which have been allocated among the segments as described below, increased $749,000 between the periods, including compensation expense ($447,000) and additional auditing fees ($134,000).
Healthcare Services Division
     The Healthcare Services division operates our network of private healthcare facilities in China. During the three month period ended June 30, 2007 and the same quarter last year, the division consisted of a network of United Family Hospitals and Clinics (UFH) in Beijing and Shanghai. In Beijing, the UFH network included Beijing United Family Hospital and Clinics, and two affiliated free-standing, primary care clinics. In Shanghai, the UFH network included Shanghai United Family Hospital and Clinics and one affiliated, free-standing, primary care clinic. On May 25, 2007, we announced that we had entered into a management agreement for the operation of the Wuxi United Family International Healthcare Center. As of the end of the recent three-month period, the project was in the initial start up phase and did not contribute substantially to the results of the period.

     For the three months ended June 30, 2007, revenue from the division was $15,558,000, an increase of 34% over the three months ended June 30, 2006 revenue of $11,614,000 (for information on how the timing of our revenues is affected by seasonality and other fluctuations, see “Timing of Revenues”). The increased revenue is attributable to growth in both inpatient and outpatient services provided in the Beijing and Shanghai markets. Total Healthcare Services operating costs increased over the periods by 27%, to $12,760,000 from $10,027,000, including salaries, which increased by $1,238,000 over the periods (representing 44% of division revenue in the recent period and 49% of revenue in the prior period). This increase was due primarily to the hiring of new personnel to meet the demand for increased services in both the Beijing and Shanghai facilities. Other costs increased $1,496,000 over the periods, primarily due to increases in direct patient care expenses ($320,000), cost allocated from the parent company ($333,000) and the reserve for doubtful accounts ($304,000). The Healthcare Services division had income from continuing operations before foreign exchange gains of $2,798,000 in the three months ended June 30, 2007, compared with income from continuing operations before foreign exchange gains of $1,587,000 in the prior period.
Medical Products Division
     The Medical Products division markets, distributes and sells select medical capital equipment, instrumentation and other medical products for use in hospitals in China and Hong Kong on the basis of both exclusive and non-exclusive agreements with the manufacturers of these products.
     In the three months ended June 30, 2007, this division had revenue of $11,213,000, a 12% decrease from revenue of $12,801,000 for the three months ended June 30, 2006. While revenues in the division are normally impacted by factors such as credit availability to our customers and other factors as outlined in “Timing of Revenue”, the impact of these factors was particularly significant in the recent quarter. During the period, we experienced delays in finalizing sales contracts under the recently reauthorized US Export-Import Bank financing program, high value surgical system sales in Hong Kong and mainland China and multi-unit stocking orders for certain subdealers in mid-tier product categories. These delays represent a significant negative impact on the period. We expect these delayed contracts to be finalized and delivered in subsequent quarters. We continue to be adversely impacted by the ongoing reforms of the procurement process in the Chinese healthcare system by the Chinese government, which, in part, account for some of the delays. These reforms have included increased requirements for public tendering in capital equipment markets and increased requirements in product registrations in certain product categories. There can be no assurance that regulatory issues of this nature will not continue to arise in the future.
     Gross profit for the Medical Products division decreased to $2,843,000 from $3,600,000 over the periods. As a percentage of revenue, gross profit from the Medical Products division decreased to 25% during the recent period from 28% during the same period last year. The decrease in gross profit margin was attributable to higher than historical average margins on certain sales in the prior year period.
     Expenses for the Medical Products division increased to $4,348,000 from $3,505,000 over the periods and, as a percentage of division revenue, increased to 39% from 27% over the periods. Salaries for the division increased by $120,000 over the periods. The other costs for the division increased $746,000 over the periods, primarily due to increased costs allocated from the parent ($449,000) and reserves for doubtful accounts ($146,000). The division had a loss from continuing operations before foreign exchange gains of $1,505,000 in the recent period, compared with income from continuing operations before foreign exchange gains of $95,000 in the prior period.
Other Income and Expenses
     Interest expense during the recent quarter was incurred on short-term capitalized leases of $33,000, short-term debt of $3,121,000, long-term capitalized leases of $50,000 and long-term debt of $8,654,000, totaling $187,000. Interest expense of $187,000 was also recorded in the same quarter of the prior year.

Taxes
     We recorded a $409,000 provision for taxes in the three months ended June 30, 2007, as compared to a provision for income taxes of $987,000 for the three months ended June 30, 2006. Our tax expense for the prior period, in proportion to book income was high due to true ups of income tax liability from prior period timing differences coupled with prior period losses in entities for which we maintained a valuation allowance and therefore could not recognize any tax benefit.
LIQUIDITY AND CAPITAL RESOURCES
     As of June 30, 2007, our cash and cash equivalents and restricted cash, trade accounts receivable and inventories were $17,922,000, $14,925,000 and $8,290,000, respectively, as compared to $10,696,000, $19,237,000 and $7,835,000, respectively, as of March 31, 2007.
     In October 2005, BJU and SHU obtained long-term debt financing under a program with the International Finance Corporation (IFC) (a division of the World Bank) for 64,880,000 Chinese Renminbi (approximately $8 million). The term of the loan is 10 years at an initial interest rate of 6.73% with the borrowers required to begin making payments into a sinking fund beginning in the fourth year, with the option to extend the beginning of these payments to the fifth year if certain loan covenants have been met. The interest rate will be reduced to 4.23% for any amount of the outstanding loan on deposit in the sinking fund. The loan program also includes certain other covenants which require the borrowers to achieve and maintain specified liquidity and coverage ratios in order to conduct certain business transactions such as pay intercompany management fees or incur additional indebtedness. Chindex International guaranteed repayment of this loan in the full amount of the indebtedness should the borrowers default as defined in the loan agreement. In terms of security, IFC has, among other things, a lien over the equipment owned by the borrowers and over their bank accounts. In addition, IFC has a lien over Chindex bank accounts not already pledged, but not over other Chindex assets. As of June 30, 2007, the outstanding balance of this debt was $8,520,000 and was classified as long-term.
     In June of 2006, a building contractor brought a lawsuit in China against Shanghai United Family Hospital and Clinics (SHU) claiming certain amounts due in connection with the original construction of the facility. At June 30, 2007 the amount in dispute is approximately $905,000 and we have accrued an amount of $323,000 representing our estimate of the amount payable. The contractor has obtained a lien on certain SHU cash accounts in the amount of $1,054,000, which has been classified as restricted cash on our balance sheet. We believe the amount claimed in the lawsuit significantly exceeds the actual amount payable. As of June 30, 2007 the case is still open.
     As of June 30, 2007, there were letters of credit outstanding of $334,000 and we had $930,000 in borrowings outstanding under our $1,750,000 credit facility with M&T Bank. The borrowings under that credit facility bear interest at 1% over the three-month London Interbank Offered Rate (LIBOR). Balances outstanding under the facilities are payable on demand, fully secured and collateralized by government securities acceptable to the Bank having an aggregate fair market value of not less than $1,945,000.
     In addition, we have opened bonds in connection with German KfW Development Bank funded contracts. As of June 30, 2007 the aggregate amount of these bonds denominated in Euros was €776,000. Of the aggregate amount, €75,000 (approximately $102,000) is fully secured and collateralized by cash deposits at our German subsidiary, which are classified as restricted cash. This amount represents two bonds that expire in August 2007. Of the aggregate amount, €501,000 (approximately $675,000) is partially secured by a cash deposit of approximately 40% held by the issuing bank in China. This bond expires in December 2007. The remaining amount, €200,000 (approximately $270,000), is fully secured by a cash deposit held by the issuing bank in China. This bond expires in December 2007.

     We have an agreement with a major vendor whereby the vendor has agreed to provide up to $4,000,000 of long-term (one and one-half years on those transactions that have occurred to date) payment terms on our purchase of certain medical equipment from the vendor under government backed financing program contracts. The arrangement carries an interest component of five percent. At June 30, 2007, the Company had short-term debt of $2,136,000 under this agreement. At March 31, 2007 the Company had $2,087,000 of short-term debt outstanding under this agreement.
     Over the next twelve months we anticipate capital expenditures of $3-6 million in our existing business operations, and are also considering more significant projects subject to the availability of financing. Our Healthcare Services division intends to finance its capital expenditures for expansion projects and hospital information systems development principally through the existing debt financing program with IFC, limited short-term vendor financing arrangements, as well as cash flows from operations. More significant projects would require additional financing transactions. Our Medical Products division intends to finance any capital expenditures for growth projects under the vendor financing arrangement discussed above and from cash flows from operations. In addition we intend to finance certain corporate expenditures for information systems development through cash flows from operations and additional bank loans, to the extent available. There can be no assurances that the foregoing sources will be sufficient to finance in whole or in part any proposed capital expenditures.
     We continue to pursue other financing strategies to support possible new projects or business initiatives in both divisions that may include new healthcare facilities, capital improvements, requirements for bonds in the medical products division and equipment requirements. If we are unable to obtain additional financing, we would not be able to proceed with new business initiatives, which could have a material adverse affect on future growth, results of operations and prospects.
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
FOREIGN CURRENCY EXCHANGE AND IMPACT OF INFLATION
     Since we receive over 75% of our revenue in local Chinese currency, we have some foreign currency risk. Since the Chinese currency was allowed to float against the U.S. dollar beginning July 21, 2005, strengthening of the RMB has resulted in an exchange rate of 7.62/USD or a cumulative rate change of 8.0% as of June 30, 2007. The RMB is not a freely traded international currency and there are not generally available hedges against its fluctuation.
     We also have purchased and will continue to purchase some products in freely transferable Western currencies other than USD, such as Euros. We have sold and will continue to sell such products in China for USD. To the extent that the value of the USD fluctuates against such a currency, we could experience an impact on profitability.

     During the three month period ending June 30, 2007, we had exchange gains of $71,000 which amounts are included in general and administrative expenses on our consolidated condensed statements of operations. During the three month period ending June 30, 2006 we had exchange losses of $32,000 which are included in general and administrative expenses on our consolidated condensed statements of operations.
     As part of our risk management program, we also perform sensitivity analyses to assess potential changes in revenue, operating results, cash flows and financial position relating to hypothetical movements in currency exchange rates. Our sensitivity analysis of changes in the fair value of the RMB to the USD at June 30, 2007, indicated that if the USD uniformly increased in value by 10 percent relative to the RMB, then we would have experienced a 27% smaller net income. Conversely, a 10 percent increase in the value of the RMB relative to the USD at June 30, 2007, would have resulted in an 33% higher net income.
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
     Based on the Consumer Price Index, over the period 2004 to 2006 inflation in China has averaged 2.5% per annum and in the United States has averaged 2.9% per annum. The impact on the Company’s operations has been insignificant.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     The Company believes that its market risk exposures are immaterial as the Company does not have instruments for trading purposes, and reasonable possible near-term changes in market rates or prices will not result in material near-term losses in earnings, material changes in fair values or cash flows for all instruments.
ITEM 4. CONTROLS AND PROCEDURES
     Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended June 30, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION.

ITEM 1A. RISK FACTORS
     In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended March 31, 2007, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 6. EXHIBITS
(a)	Exhibits
The exhibits listed below are filed as a part of this quarterly report:
3.1	Amended and Restated Certificate of Incorporation of the Company dated October 28, 2004. Incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2005.

3.2	Amendment to Certificate of Incorporation dated July 10, 2007. Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on July 10, 2007.

3.3	By-laws of the Company. Incorporated by reference to Annex C to the Company’s Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on June 7, 2002.

3.4	Certificate of Designations of Series A Junior Participating Preferred Stock of Chindex International, Inc. Incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2007.

4.1	Form of Specimen Certificate representing the Registrant’s Common Stock. Incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form SB-2 (No. 33-78446) (The “IPO Registration Statement”).

4.2	Form of Specimen Certificate representing Class B Common Stock. Incorporated by reference to Exhibit 4.3 to the IPO Registration Statement.

4.3	Rights Agreement, dated as of June 7, 2007, between Chindex International, Inc. and American Stock Transfer & Trust Company, as Rights Agent, which includes form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Stock as Exhibit C. Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on June 7, 2007.

21.1	List of subsidiaries. Incorporated by reference to Exhibit 21.1 to the Company’s Registration Statement on Form S-3 (No. 333-123975).

31.1	Certification of the Company’s Chief Executive Officer Pursuant to Rule 13a-14(a) (filed herewith)

31.2	Certification of the Company’s Chief Financial Officer Pursuant to Rule 13a-14(a) (filed herewith)

31.3	Certification of the Company’s Principal Accounting Officer Pursuant to Rule 13a-14(a) (filed herewith)

32.1	Certification of the Company’s Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 (filed herewith)

32.2	Certification of the Company’s Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 (filed herewith)

32.3	Certification of the Company’s Principal Accounting Officer Pursuant to 18 U.S.C. Section 1350 (filed herewith)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHINDEX INTERNATIONAL, INC.

Dated: August 7, 2007	By:	/s/ Lawrence Pemble

Lawrence Pemble
Executive Vice President and Chief Financial Officer

Dated: August 7, 2007	By:	/s/ Cheryl Chartier

Cheryl Chartier
Corporate Controller