Form 10-Q
period 2007-09-30
CHINDEX INTERNATIONAL INC
filed 2007-11-09
CIK 922717

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
Commission file number 0-24624
CHINDEX INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

DELAWARE (State or other Jurisdiction of Incorporation or Organization)	13-3097642 (I.R.S. Employer Identification Number)

4340 East West Highway, Suite 1100, Bethesda, Maryland (Address of principal executive offices)	20814 (Zip Code)
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
Large accelerated filer ☐          Accelerated filer ☑          Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
The number of shares outstanding of each of the issuer’s class of common equity, as of October 22, 2007 was 6,732,394 shares of Common Stock and 775,000 shares of Class B Common Stock.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CHINDEX INTERNATIONAL, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(thousands except share data)

	September 30, 2007
	(Unaudited)	March 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$12,655	$9,106
Restricted cash	1,689	1,590
Trade accounts receivable, less allowance for doubtful accounts of $3,585 and $2,827, respectively
Product sales receivables	12,634	13,133
Patient service receivables	6,685	6,104
Inventories	9,609	7,835
Deferred income taxes	2,495	2,463
Other current assets	3,343	3,153

Total current assets	49,110	43,384
Property and equipment, net	17,551	18,482
Long-term deferred income taxes	601	607
Other assets	463	434

Total assets	$67,725	$62,907

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$22,720	$22,877
Short-term portion of capitalized leases	33	36
Short-term debt and vendor financing	3,124	2,710
Income taxes payable	780	629

Total current liabilities	26,657	26,252
Long-term portion of capitalized leases	41	58
Long-term debt and vendor financing	8,776	8,679

Total liabilities	35,474	34,989

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value, 500,000 shares authorized, none issued	0	0
Common stock, $.01 par value, 28,200,000 shares authorized, including 3,200,000 designated
Class B:
Common stock — 6,685,043 and 6,332,345 shares issued and outstanding at September 30, 2007 and March 31, 2007, respectively	67	63
Class B stock — 775,000 shares issued and outstanding at September 30, 2007 and March 31, 2007, respectively	8	8
Additional paid in capital	40,819	38,947
Accumulated other comprehensive income	115	106
Accumulated deficit	(8,758)	(11,206)

Total stockholders’ equity	32,251	27,918

Total liabilities and stockholders’ equity	$67,725	$62,907

The accompanying notes are an integral part of these consolidated condensed financial statements.

CHINDEX INTERNATIONAL, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(thousands except share and per share data)
(Unaudited)

	Three months ended		Six months ended
	September 30,		September 30,
	2007	2006	2007	2006

Product sales	$17,550	$15,686	$28,762	$28,487
Healthcare services revenue	15,102	10,794	30,661	22,407

Total revenue	32,652	26,480	59,423	50,894

Cost and expenses
Product sales costs	12,916	12,048	21,285	21,248
Healthcare services costs	12,106	9,529	23,970	18,997
Selling and marketing expenses	2,782	2,334	5,466	4,587
General and administrative expenses	2,233	1,688	4,723	3,530

Income from continuing operations	2,615	881	3,979	2,532

Other (expenses) and income
Interest expense	(187)	(199)	(374)	(386)
Interest income	74	60	141	124
Miscellaneous (expense) income — net	(21)	20	(47)	5

Income from continuing operations before income taxes	2,481	762	3,699	2,275
(Provision for) benefit from income taxes	(843)	368	(1,251)	(619)

Net income from continuing operations	1,638	1,130	2,448	1,656

Loss from discontinued operations	0	(251)	0	(264)

Net income	$1,638	$879	$2,448	$1,392

Net income per common share — basic
Continuing operations	$.22	$.17	$.33	$.25

Discontinued operations	(.00)	(.04)	(.00)	(.04)

Net income	$.22	$.13	$.33	$.21

Weighted average shares outstanding — basic	7,442,013	6,753,902	7,333,142	6,741,197

Net income per common share — diluted
Continuing operations	$.21	$.15	$.31	$.22

Discontinued operations	(.00)	(.03)	(.00)	(.04)

Net income	$.21	$.12	$.31	$.18

Weighted average shares outstanding — diluted	7,958,650	7,557,288	7,850,832	7,535,027

The accompanying notes are an integral part of these consolidated condensed financial statements.

CHINDEX INTERNATIONAL, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(thousands)
(Unaudited)

	Six months ended
	September 30,
	2007	2006

OPERATING ACTIVITIES
Net income	$2,448	$1,392
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,682	1,586
Inventory write down	295	0
Provision for doubtful accounts	1,024	475
Loss on write down of discontinued operation’s accounts receivable	0	288
Loss on disposal of property and equipment	49	13
Deferred income taxes	(25)	(504)
Stock based compensation	289	115
Foreign exchange gain	(342)	(71)
Changes in operating assets and liabilities:
Restricted cash	(99)	200
Trade receivables	(704)	(3,157)
Inventories	(1,059)	1
Other current assets	(88)	(1,802)
Other assets	(16)	270
Accounts payable and accrued expenses	(961)	1,057
Income taxes payable	138	456

Net cash provided by operating activities	2,631	319
INVESTING ACTIVITIES
Purchases of property and equipment	(1,171)	(1,837)

Net cash used in investing activities	(1,171)	(1,837)
FINANCING ACTIVITIES
Proceeds from debt and vendor financing	304	2,080
Repayment of debt, vendor financing and capitalized leases	(57)	(2,226)
Proceeds from exercise of stock options and warrants	1,587	653

Net cash provided by financing activities	1,834	507
Effect of foreign exchange rate changes on cash and cash equivalents	255	96

Net increase (decrease) in cash and cash equivalents	3,549	(915)
Cash and cash equivalents at beginning of period	9,106	9,034

Cash and cash equivalents at end of period	$12,655	$8,119

The accompanying notes are an integral part of these consolidated condensed financial statements.

CHINDEX INTERNATIONAL, INC.
CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the six months ended September 30, 2007
(thousands except share data)
(Unaudited)

							Accumulated Other
	Common Stock		Common Stock Class B		Additional Paid In	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Total

Balance at March 31, 2007	6,332,345	$63	775,000	$8	$38,947	($11,206)	$106	$27,918
Net income						$2,448		2,448
Foreign currency translation adjustment							$9	9

Comprehensive income								2,457
Stock based compensation					$289			289
Options and warrants exercised	352,698	$4			$1,583			1,587

Balance at September 30, 2007	6,685,043	$67	775,000	$8	$40,819	($8,758)	$115	$32,251

The accompanying notes are an integral part of these consolidated condensed financial statements.

CHINDEX INTERNATIONAL, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
Note 1. BASIS OF PRESENTATION
     The accompanying unaudited consolidated condensed financial statements of Chindex International, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month or the six month period ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year.
     References to “Chindex”, “we”, “us” and “our” refer to Chindex International, Inc. and subsidiaries, unless the context otherwise requires.
     For further information, refer to the consolidated financial statements and footnotes thereto included in our annual report on Form 10-K for the fiscal year ended March 31, 2007.
     The authorized shares of Common Stock and Class B Common Stock as of September 30, 2007 have been adjusted to give effect to an amendment to our Certificate of Incorporation dated July 10, 2007 increasing the number of such authorized shares of Common Stock, par value $0.01, from 12,000,000 to 25,000,000 and also increasing the number of such authorized shares of Class B Common Stock, par value $0.01, from 1,600,000 to 3,200,000.
New Accounting Pronouncements:
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No. 157”). This standard establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This standard is effective for financial statements issued for fiscal years beginning after November 15, 2007. We are currently assessing whether the adoption of SFAS No. 157 will have a material impact on our financial statements.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 provides companies with an option to report selected financial assets and financial liabilities at fair value, which can be elected on an instrument-by-instrument basis. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We are currently assessing whether the adoption of SFAS No. 159 will have a material impact on our financial statements.

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
     For the three and six months ended September 30, 2007 and 2006, net revenue and loss from discontinued operations were as follows (in thousands):

	Three months ended		Six months ended
	September 30,		September 30,
	2007	2006	2007	2006

Net revenue from discontinued operations	$0	$0	$0	$0
Loss from discontinued operations	$0	$(251)	$0	$(264)
     There were no assets or liabilities related to the discontinued operations at September 30, 2007 or March 31, 2007.
Note 3. INVENTORIES
     (thousands)

	September 30, 2007	March 31, 2007

Inventories consist of the following:
Merchandise inventory	$6,250	$4,422
Healthcare services inventory	775	615
Parts and peripherals	2,584	2,798

	$9,609	$7,835

Note 4. PROPERTY AND EQUIPMENT, NET
     (thousands)

	September 30, 2007	March 31, 2007

Property and equipment, net consists of the following:
Furniture and equipment	$14,147	$12,896
Vehicles	21	68
Demonstration equipment	1,731	2,762
Leasehold improvements	15,374	14,796

	31,273	30,522
Less: accumulated depreciation and amortization	(13,722)	(12,040)

	$17,551	$18,482

Note 5. NET EARNINGS PER SHARE
     The following is a reconciliation of the numerators and denominators of the basic and diluted Earnings per Share (EPS) computations for the net income and other related disclosures:

	(thousands except share and per share data)
	Three months ended		Six months ended
	September 30,		September 30,
	2007	2006	2007	2006
Numerator:
Net income from continuing operations	$1,638	$1,130	$2,448	$1,656
Loss from discontinued operations	0	(251)	0	(264)

Net income	$1,638	$879	$2,448	$1,392
Denominator:
Weighted average shares outstanding- basic	7,442,013	6,753,902	7,333,142	6,741,197
Effect of dilutive securities:
Shares issuable upon exercise of dilutive outstanding stock options, restricted stock and warrants:	516,637	803,386	517,690	793,830
Weighted average shares outstanding-diluted	7,958,650	7,557,288	7,850,832	7,535,027
Net income per common share — basic:
Net income from continuing operations	$.22	$.17	$.33	$.25
Loss from discontinued operations	(.00)	(.04)	(.00)	(.04)
Net income	$.22	$.13	$.33	$.21
Net income per common share — diluted:
Net income from continuing operations	$.21	$.15	$.31	$.22
Loss from discontinued operations	(.00)	(.03)	(.00)	(.04)
Net income	$.21	$.12	$.31	$.18
Note 6. STOCKHOLDER’S EQUITY
Stock Based Compensation:
     On October 14, 2004, the Company adopted the 2004 Incentive Stock Plan (“2004 Plan”). The 2004 Plan provides for grants of: options to purchase common stock; restricted shares of common stock, deferred shares of common stock, stock units, and stock appreciation rights. Compensation costs for stock options and restricted stock are recognized ratably over the vesting period of the option or stock, which usually ranges from immediate to three years. Substantially all of the shares authorized under the 2004 Plan have been granted as of September 30, 2007.
     On September 11, 2007, the Company adopted the 2007 Incentive Stock Plan (“2007 Plan”). The 2007 Plan provides for grants of: options to purchase common stock; restricted shares of common stock, deferred shares of common stock, stock units, and stock appreciation rights. Compensation costs for stock options and restricted stock are recognized ratably over the vesting period of the option or stock, which usually ranges from immediate to four years.
     Compensation costs related to equity compensation, including stock options and restricted stock, for the quarter ended September 30, 2007 were $187,000 and for the quarter ended September 30, 2006 were $29,000. Compensation costs related to equity compensation, including stock options and restricted stock, for the six months ended September 30, 2007 were $289,000 and for the six months ended September 30, 2006 were $115,000. No amounts relating to the share-based payments have been capitalized in either the recent or prior periods.
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

     The Company generally grants stock options that vest over a three to four year period to senior, long-term employees. Option awards are granted with an exercise price equal to the market price of the Company’s stock on the date of grant. Stock options have up to 10-year contractual terms.
     Options issued by the Company since 1996 have grant-date fair values calculated using the Black-Scholes option pricing model between $0.72 and $13.70. To calculate fair market value, this model utilizes certain information, such as the interest rate on a risk-free security maturing generally at the same time as the expected life of the option being valued and the exercise price of the option being valued. It also requires certain assumptions, such as the expected amount of time the option will be outstanding until it is exercised or it expires and the expected volatility of the Company’s common stock over the expected life of the option.
     The assumptions used to determine the value of the options at the grant date for options granted during the six month periods ending September 30, 2007 were:

Volatility	71.36%
Dividend yield	0.00%
Risk-free interest rate	4.12%
Expected average life	6.3 years
     The assumptions used to determine the value of the options at the grant date for options granted during the six month periods ending September 30, 2006 were:

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
     Based on historical experience, the Company has assumed a forfeiture rate of 6.00% and 5.74% as of September 30, 2007 and 2006 respectively on both its stock options and restricted stock. The Company will record additional expense if the actual forfeitures are lower than estimated and will record a recovery of prior expense if the actual forfeitures are higher than estimated.

     The following table summarizes the stock option activity for the six month periods ending September 30, 2007 and 2006:

			Weighted Average
			Remaining	Aggregate Intrinsic
		Weighted Average	Contractual Term	Value (in
	Number of Shares	Exercise Price	(Years)	thousands)*
Options outstanding at March 31, 2007	1,133,643	$5.23
Granted	216,500	20.33
Exercised	(332,730)	4.77
Canceled	(1,900)	12.50

Options outstanding at September 30, 2007	1,015,513	$8.58	6.4	$15,812

Options exercisable at September 30, 2007	781,662	$5.35	5.3	$14,695

Options exercisable at September 30, 2007 and expected to be exercisable**	998,662	$8.42	6.3	$15,709

			Weighted Average
			Remaining	Aggregate Intrinsic
		Weighted Average	Contractual Term	Value (in
	Number of Shares	Exercise Price	(Years)	thousands)*
Options outstanding at March 31, 2006	1,315,742	$5.53
Granted	3,000	8.30
Exercised	(55,596)	4.96
Canceled	(46,311)	11.43

Options outstanding at September 30, 2006	1,216,835	$5.34	6.4	$10,720

Options exercisable at September 30, 2006	1,172,969	$5.24	6.3	$10,452

Options exercisable at September 30, 2006 and expected to be exercisable**	1,204,420	$5.28	6.4	$10,688

*	The aggregate intrinsic value on this table was calculated based on the positive difference between the closing market price of the Company’s common stock on September 30, 2007 and 2006 ($24.15 and $14.15, respectively) and the exercise price of the underlying options.

**	Options exercisable and expected to be exercisable include both vested options and non-vested options outstanding less our expected forfeiture rate.
     During the six month periods ending September 30, 2007 and 2006, the total intrinsic value of stock options exercised was $5,760,000 and $223,000 respectively. The actual cash received upon exercise of stock options was $1,587,000 and $276,000, respectively. The unamortized fair value of the stock options as of September 30, 2007 was $2,950,000, the majority of which is expected to be expensed over the next four years and as of September 30, 2006 was $109,000, the majority of which is expected to be expensed over two years.

     The following tables summarize the changes in the Company’s non-vested options during the six month periods ending September 30, 2007 and 2006:

		Weighted Average
		Grant-Date Fair
	Number of Shares	Value
Nonvested options outstanding, March 31, 2007	26,867	$5.22
Granted	216,500	13.70
Vested	(9,516)	4.98

Nonvested options outstanding, September 30, 2007	233,851	$13.08

		Weighted Average
		Grant-Date Fair
	Number of Shares	Value
Nonvested options outstanding, March 31, 2006	76,333	$5.26
Vested	(21,633)	3.90
Canceled	(10,834)	6.76

Nonvested options outstanding, September 30, 2006	43,866	$5.56

     The table below summarizes activity relating to restricted stock for the six month periods ending September 30, 2007 and 2006:

		Aggregate Intrinsic
	Number of shares	Value of Restricted
	underlying	Stock (in
	restricted stock	thousands) *
Outstanding as of March 31, 2007	28,000
Granted	82,882
Vested	(11,000)
Forfeited	(3,000)

Outstanding at September 30, 2007	96,882	$2,340

Expected to vest	91,070	$2,199

		Aggregate Intrinsic
	Number of shares	Value of Restricted
	underlying	Stock (in
	restricted stock	thousands) *
Outstanding as of March 31, 2006	0
Granted	28,000
Vested	0
Forfeited	0

Outstanding at September 30, 2006	28,000	$396

Expected to vest	26,393	$373

*	The aggregate intrinsic value on this table was calculated based on the closing market price of the Company’s common stock on September 30, 2007 and 2006 ($24.15 and $14.15, respectively).

     The weighted average contractual term of the restricted stock, calculated based on the service-based term of each grant, is 2 and 3 years, respectively. As of September 30, 2007 and 2006, the unamortized fair value of the restricted stock was $1,729,000 and $282,000 respectively. This unamortized fair value will be recognized over the next four and three years, respectively. Restricted stock is valued at the stock price on the date of grant.
Security Issuances — Warrants:
     During the six months ended September 30, 2007, there were 27,933 warrants exercised and the outstanding balance as of September 30, 2007 was 507,428. These warrants were cashless exercises. There were no warrants exercised during the six months ended September 30, 2006.
Note 7. SEGMENT INFORMATION
     The Company operates in two businesses: Healthcare Services and Medical Products. The Company evaluates performance and allocates resources based on profit or loss from operations before income taxes, not including foreign exchange gains or losses. The following segment information has been provided per SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information:”

	Healthcare Services		Medical Products	Total

As of September 30, 2007:

Assets	$38,174,000		$29,551,000	$67,725,000
For the three months ended September 30, 2007:
Sales and service revenue	$15,102,000		$17,550,000	$32,652,000
Gross Profit	n/a	*	4,634,000	n/a
Gross Profit %	n/a	*	26%	n/a
Income from continuing operations before foreign exchange	$2,040,000		$304,000	$2,344,000
Foreign exchange gain				271,000

Income from continuing operations				$2,615,000
Other (expense), net				(134,000)

Income from continuing operations before income taxes				$2,481,000

	Healthcare Services		Medical Products	Total

As of March 31, 2007:

Assets	$34,129,000		$28,778,000	$62,907,000
For the three months ended September 30, 2006:
Sales and service revenue	$10,794,000		$15,686,000	$26,480,000
Gross Profit	n/a	*	3,638,000	n/a
Gross Profit %	n/a	*	23%	n/a
Income from continuing operations before foreign exchange	$695,000		$83,000	$778,000
Foreign exchange gain				103,000

Income from continuing operations				$881,000
Other (expense), net				(119,000)

Income from continuing operations before income taxes				$762,000

	Healthcare Services		Medical Products	Total

As of September 30, 2007:

Assets	$38,174,000		$29,551,000	$67,725,000
For the six months ended September 30, 2007:
Sales and service revenue	$30,661,000		$28,762,000	$59,423,000
Gross Profit	n/a	*	7,477,000	n/a
Gross Profit %	n/a	*	26%	n/a
Income (loss) from continuing operations before foreign exchange	$4,838,000		($1,201,000)	$3,637,000
Foreign exchange gain				342,000

Income from continuing operations				$3,979,000
Other (expense), net				(280,000)

Income from continuing operations before income taxes				$3,699,000

	Healthcare Services		Medical Products	Total

As of March 31, 2007:

Assets	$34,129,000		$28,778,000	$62,907,000
For the six months ended September 30, 2006:
Sales and service revenue	$22,407,000		$28,487,000	$50,894,000
Gross Profit	n/a	*	7,239,000	n/a
Gross Profit %	n/a	*	25%	n/a
Income from continuing operations before foreign exchange	$2,282,000		$179,000	$2,461,000
Foreign exchange gain				71,000

Income from continuing operations				$2,532,000
Other (expense), net				(257,000)

Income from continuing operations before income taxes				$2,275,000

Inter-segment transactions were eliminated for the three month and six month periods ended September 30, 2007 and 2006.

*	Gross profit margins are not routinely calculated in the healthcare industry.
Note 8. DEBT
     In October 2005, Beijing United Family Hospital and Shanghai United Family Hospital obtained long-term debt financing under a program with the International Finance Corporation (“IFC”) (a division of the World Bank) for 64,880,000 Chinese Renminbi (approximately $8 million). The term of the loan is 10 years at an initial interest rate of 6.73% with the borrowers required to begin making payments into a sinking fund beginning in the fourth year, with the option to extend the beginning of these payments to the fifth year if certain loan covenants have been met. The interest rate will be reduced to 4.23% for any amount of the outstanding loan on deposit in the sinking fund. The loan program also includes certain other covenants which require the borrowers to achieve and maintain specified liquidity and coverage ratios in order to conduct certain business transactions such as pay intercompany management fees or incur additional indebtedness. As of September 30, 2007 the Company was in compliance with these covenants. Chindex International, Inc. guaranteed repayment of this loan. In terms of security, IFC has, among other things, a lien over the equipment owned by the borrowers and over their bank accounts. In addition, IFC has a lien over Chindex bank accounts not already pledged, but not over other Chindex assets. As of September 30, 2007, the outstanding balance of this debt was $8,638,000 (adjusted for foreign exchange movement during the period, see “Foreign Currency Exchange and Impact of Inflation”) and was classified as long-term.

Note 9. CONTINGENCIES
     In June of 2006, a building contractor brought a lawsuit in China against Shanghai United Family Hospital and Clinics (“SHU”) claiming certain amounts due in connection with the original construction of the facility. At September 30, 2007 the amount in dispute is approximately $905,000 and we have accrued an amount of $323,000 representing our estimate of the amount payable. The contractor has obtained a lien on certain SHU cash accounts in the amount of $1,067,000, which has been classified as restricted cash on our balance sheet. We believe the amount claimed in the lawsuit significantly exceeds the actual amount payable. As of September 30, 2007 the case is still open.
Note 10. TAXES
     We recorded a $843,000 provision for taxes in the three months ended September 30, 2007 and a $1,251,000 provision for taxes in the six months ended September 30, 2007, as compared to a benefit from taxes of $368,000 for the three months ended September 30, 2006 and a provision for taxes of $619,000 for the six months ended September 30, 2006. The prior periods included adjustments, including discrete releases of valuation allowances on profitable entities, true ups of income tax liability for prior periods’ timing differences and the creation of a partial valuation allowance on unprofitable entities.
     We adopted the provisions of Financial Standards Accounting Board Interpretation No. 48 “Accounting for Uncertainty in Income Taxes — An interpretation of FASB Statement No. 109” (“FIN 48”) on April 1, 2007. As a result of the implementation of FIN 48, we recognized no material adjustment in the liability for unrecognized income tax benefits.
     We recognize interest and penalties related to uncertain tax positions in income tax expense. As of April 1, 2007, we had no accrued interest related to uncertain tax positions.
     The tax years 2004-2006 remain open to examination by the major taxing jurisdictions to which we are subject.
Note 11: SUBSEQUENT EVENT
     On November 7, 2007, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with Magenta Magic Limited, a wholly owned subsidiary of J.P. Morgan Chase & Co organized under the laws of the British Virgin Islands (the “Purchaser”), pursuant to which the Company agreed to issue and sell to the Purchaser: (i) 359,195 shares (the “Tranche A Shares”) of the Company’s common stock; (ii) the Company’s Tranche B Convertible Note due 2017 in the aggregate principal amount of $25,000,000 (the “Tranche B Note”) and (iii) the Company’s Tranche C Convertible Note due 2017 in the aggregate principal amount of $15,000,000 (the “Tranche C Note” and, with the Tranche B Note, the “Notes”) at a price of $27.84 per Tranche A Share (for an aggregate price of $10,000,000 for the Tranche A Shares) and at face amount for the Notes for a total purchase price of $50 million in gross proceeds (the “Financing”). The Notes do not bear interest of any kind.
     The Tranche B Note has a ten-year maturity and is convertible by the holder into shares of Company Common Stock at an initial conversion price of $27.84 per share (the “Initial Conversion Price”) (subject to adjustment upon stock splits, stock distributions or stock dividends) at any time and will be automatically converted upon the Company entering into one or more new committed financing facilities (the “Facilities”) making available to the Company at least $50 million, pursuant to which Facilities all conditions precedent (with certain exceptions) for initial disbursement have been satisfied, subject to compliance with certain Financing provisions. The Facilities as required for conversion of the Tranche B Note would have a minimum final maturity of 9.25 years from the date of initial drawdown, a minimum moratorium on principal repayment of three years from such date, principal payments in equal or stepped up amounts no more frequently than twice in each 12-month period, no sinking fund obligations, other covenants and conditions, and also limit the purchase price of any equity issued under the Facilities to at least equal to the initial conversion price of the Notes or higher amounts depending on the date of issuance thereof.
     The Tranche C Note has a ten-year maturity and is convertible by the holder at the Initial Conversion Price (subject to adjustment upon stock splits, distributions or dividends) at any time and will be automatically converted upon the completion of two proposed new and/or expanded hospitals in China (the “JV Hospitals”), subject to compliance with certain Financing provisions. Notwithstanding the foregoing, the Notes would be automatically converted after the earlier of 12 months having elapsed following commencement of operations at either of the JV Hospitals or either of the JV Hospitals achieving break-even earnings before interest, taxes, depreciation and amortization for any 12-month period ending on the last day of a fiscal quarter, subject to compliance with certain Financing provisions. The Financing was finally approved by the Board of Directors of the Company on November 6, 2007.
     In connection with the Securities Purchase Agreement, at the first closing the Company simultaneously will enter into an Investor Rights Agreement (the “Investor Rights Agreement”), the form of which is attached as an exhibit to the Securities Purchase Agreement, pursuant to which the Purchaser will be entitled to certain financial information on an ongoing basis, access to Company books and records, assurances of Company management continuity, limitations on the use of Financing proceeds to the JV Hospitals and other prescribed purposes, maintenance of Company insurance policies, assurances as to certain terms of any new joint ventures entered into by the Company in connection with the JV Hospitals, cross defaults with certain other Company debt, various limitations on future issuances of equity securities by the Company during the first year following the initial closing, a right of first refusal as to 20% of certain future equity securities issuances, consolidated leverage ratio and consolidated interest coverage ratio financial covenants and other covenants and conditions.
     Under NASD Marketplace Rule 4350(i)(1)(D)(ii), prior stockholder approval is required for issuances of securities in an amount greater than 20% of the Company’s outstanding common stock for a purchase price of less than the greater of book or market value. The Company common stock to be issued and issuable in the Financing would be issued or issuable at approximately an 8.8% discount to the $30.52 closing price on Nasdaq on November 6, 2007 of the Company’s common stock and constitutes more than 20% of its outstanding common stock of all classes. As a result, in order to comply with Marketplace Rule 4350(i)(1)(D)(ii), the Financing would be completed in two closings. In the first closing, which is scheduled to occur on November 14, 2007 and would not require stockholder approval, the Company would issue (i) the 359,195 Tranche A Shares at a price per share of $27.84, for a total purchase price of $10 million, (ii) the Tranche B Note in the amount of $25 million for face amount and convertible at the Initial Conversion Price and (iii) an initial portion of the Tranche C Note in the amount of $6 million for face amount and convertible at the Initial Conversion Price, all before fees and estimated offering expenses. The aggregate Tranche A Shares and shares into which such Tranche B Note and the foregoing initial portion of the Tranche C Note are convertible equals 1,472,700 shares of Company common stock issued or issuable at the first closing of the Financing, represented approximately 19.8% of the Company’s outstanding common stock of all classes on the date of issuance. Pursuant to Marketplace Rule 4350(i)(1)(D)(ii), the Company is required to obtain prior stockholder approval for the issuance of the remaining portion of the Tranche C Note to be issued in the second closing of the Financing. In addition, the Company would be required to obtain such approval for any other issuances of equity securities that would be integrated with the Financing. At the second closing of the Financing, the Company would issue the balance of the Tranche C Note in the amount of $9 million for face amount and convertible at the Initial Conversion Price, before fees and estimated offering expenses.
     The foregoing descriptions of the Securities Purchase Agreement and forms of Investor Rights Agreement, Notes and Registration Rights Agreement do not purport to be complete and are qualified in their respective entireties to the respective copy or form thereof attached as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 7, 2007.
     On November 4, 2007, prior to the execution of the Securities Purchase Agreement, the board of directors of the Company approved and the company entered into Amendment No. 1 (the “Amendment”) to the Rights Agreement, dated as of June 7, 2007 by and between the Company and American Stock Transfer & Trust Company, as rights agent (the “Rights Agreement”). The Amendment, among other things, renders the Rights Agreement inapplicable to the Securities Purchase Agreement and the transactions contemplated thereby.
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

Results of Operations
Quarter ended September 30, 2007 compared to quarter ended September 30, 2006
     Our revenue for the three months ended September 30, 2007 was $32,652,000, up 23% from the three months ended September 30, 2006 revenue of $26,480,000. We experienced an increase in revenue over the periods of 40% in the Healthcare Services division and an increase in revenue of 12% in the Medical Products division. Costs and expenses were $30,037,000 for the three months ended September 30, 2007 as compared with $25,599,000 for the prior period. Healthcare Services division operating costs increased 29% over the periods and operating costs in the Medical Products division increased by 22%. We recorded net income of $1,638,000 for the recent quarter, as compared to net income of $879,000 for the same quarter last year. Costs at the parent level of the Company, which have been allocated among the segments as described below, increased $715,000 between the periods, including compensation expense ($326,000), legal fees ($85,000) and additional auditing fees ($139,000).
Healthcare Services Division
     The Healthcare Services division operates our network of private healthcare facilities in China. During the three month period ended September 30, 2007 and the same quarter last year, the division consisted of a network of United Family Hospitals and Clinics (“UFH”) in Beijing and Shanghai. In Beijing, the UFH network included Beijing United Family Hospital and Clinics, and two affiliated free-standing, primary care clinics. In Shanghai, the UFH network included Shanghai United Family Hospital and Clinics and one affiliated, free-standing, primary care clinic. On May 25, 2007, we announced that we had entered into a management agreement for the operation of the Wuxi United Family International Healthcare Center. As of the end of the recent three-month period, the project was in the initial start up phase and did not contribute substantially to the results of the period.
     For the three months ended September 30, 2007, revenue from the division was $15,102,000, an increase of 40% over the three months ended September 30, 2006 revenue of $10,794,000 (for information on how the timing of our revenues is affected by seasonality and other fluctuations, see “Timing of Revenues”). The increased revenue is attributable to growth in both inpatient and outpatient services provided in the Beijing and Shanghai markets. Total Healthcare Services operating costs increased over the periods by 29%, to $13,062,000 from $10,099,000, including salaries, which increased by $1,265,000 over the periods (representing 46% of division revenue in the recent period and 53% of revenue in the prior period). This increase was due primarily to the hiring of new personnel to meet the demand for increased services in both the Beijing and Shanghai facilities. Other costs increased $1,698,000 over the periods, primarily due to increases in direct patient care expenses ($279,000), cost allocated from the parent company ($477,000) and the reserve for doubtful accounts ($223,000). The Healthcare Services division had income from continuing operations before foreign exchange gains of $2,040,000 in the three months ended September 30, 2007, compared with income from continuing operations before foreign exchange gains of $695,000 in the prior period.
Medical Products Division
     The Medical Products division markets, distributes and sells select medical capital equipment, instrumentation and other medical products for use in hospitals in China and Hong Kong on the basis of both exclusive and non-exclusive agreements with the manufacturers of these products.
     In the three months ended September 30, 2007, this division had revenue of $17,550,000, a 12% increase from revenue of $15,686,000 for the three months ended September 30, 2006. Revenues in the division are normally impacted by factors such as credit availability to our customers and other factors as outlined in “Timing of Revenue”. During the period, we experienced strong sales in diagnostic imaging and robotic surgical products.

     We continue to be impacted by delays in final commercial banking arrangements for sales contracts under the US Export-Import Bank financing program, as well as continuing issues related to the impact of the ongoing reforms of the procurement process in the Chinese healthcare system, including increased requirements for public tendering in capital equipment markets and increased requirements in product registrations. There can be no assurance that regulatory issues of this nature will not continue to arise in the future.
     Gross profit for the Medical Products division increased to $4,634,000 from $3,638,000 over the periods. As a percentage of revenue, gross profit from the Medical Products division increased to 26% during the recent period from 23% during the same period last year. The increase in gross profit margin was in line with the historical average margins for the division.
     Expenses for the Medical Products division increased to $4,330,000 from $3,555,000 over the periods and, as a percentage of division revenue, increased to 25% from 23% over the periods. Salaries for the division increased by $320,000 over the periods. The other costs for the division increased $433,000 over the periods, primarily due to increased costs allocated from the parent ($302,000) and promotion ($194,000), offset by a decrease in the bad debt expense ($121,000). The division had income from continuing operations before foreign exchange gains of $304,000 in the recent period, compared with income from continuing operations before foreign exchange gains of $83,000 in the prior period.
Other Income and Expenses
     Interest expense during the recent quarter was incurred on short-term capitalized leases of $33,000, short-term debt of $3,124,000, long-term capitalized leases of $41,000 and long-term debt of $8,776,000, totaling $187,000. Interest expense of $199,000 was also recorded in the same quarter of the prior year.
Taxes
     We recorded a $843,000 provision for taxes in the three months ended September 30, 2007, as compared to a benefit from taxes of $368,000 for the three months ended September 30, 2006. The prior period included adjustments, including discrete releases of valuation allowances on profitable entities, true ups of income tax liability for prior period timing differences and the creation of a partial valuation allowance on unprofitable entities.
Six months ended September 30, 2007 compared to six months ended September 30, 2006
     Our revenue for the six months ended September 30, 2007 was $59,423,000, up 17% from the six months ended September 30, 2006 revenue of $50,894,000. We experienced an increase in revenue over the periods of 37% in the Healthcare Services division and an increase in revenue of 1% in the Medical Products division. Costs and expenses were $55,444,000 for the six months ended September 30, 2007 as compared with $48,362,000 for the prior period. Healthcare Services division operating costs increased 28% over the periods and operating costs in the Medical Products division increased by 23%. We recorded net income of $2,448,000 for the recent period, as compared to net income of $1,392,000 for the same period last year. Costs at the parent level of the Company, which have been allocated among the segments as described below, increased $1,464,000 between the periods, including compensation expense ($846,000), excise taxes ($110,000) and additional auditing fees ($273,000).
Healthcare Services Division
     The Healthcare Services division operates our network of private healthcare facilities in China. During the six month period ended September 30, 2007 and the same period last year, the division consisted of a network of United Family Hospitals and Clinics (UFH) in Beijing and Shanghai. In Beijing, the UFH network included Beijing United Family Hospital and Clinics, and two affiliated free-standing, primary care clinics. In Shanghai, the UFH network included Shanghai United Family Hospital and Clinics and one affiliated, free-standing, primary care clinic. On May 25, 2007, we announced that we had entered into a management agreement for the operation of the Wuxi United Family International Healthcare Center. As of the end of the recent six-month period, the project was in the initial start up phase and did not contribute substantially to the results of the period.

     For the six months ended September 30, 2007, revenue from the division was $30,661,000, an increase of 37% over the six months ended September 30, 2006 revenue of $22,407,000 (for information on how the timing of our revenues is affected by seasonality and other fluctuations, see “Timing of Revenues”). The increased revenue is attributable to growth in both inpatient and outpatient services provided in the Beijing and Shanghai markets. Total Healthcare Services operating costs increased over the periods by 28%, to $25,823,000 from $20,125,000, including salaries, which increased by $2,504,000 over the periods (representing 45% of division revenue in the recent period and 51% of revenue in the prior period). This increase was due primarily to the hiring of new personnel to meet the demand for increased services in both the Beijing and Shanghai facilities. Other costs increased $3,194,000 over the periods, primarily due to increases in direct patient care expenses ($598,000), cost allocated from the parent company ($811,000), professional fees ($238,000) and the reserve for doubtful accounts ($507,000). The Healthcare Services division had income from continuing operations before foreign exchange gains of $4,838,000 in the six months ended September 30, 2007, compared with income from continuing operations before foreign exchange gains of $2,282,000 in the prior period.
Medical Products Division
     The Medical Products division markets, distributes and sells select medical capital equipment, instrumentation and other medical products for use in hospitals in China and Hong Kong on the basis of both exclusive and non-exclusive agreements with the manufacturers of these products.
     In the six months ended September 30, 2007, this division had revenue of $28,762,000, a 1% increase from revenue of $28,487,000 for the six months ended September 30, 2006. While revenues in the division are normally impacted by factors such as credit availability to our customers and other factors as outlined in “Timing of Revenue”, the impact of these factors was particularly significant in the recent period. During the period, we experienced strong sales in diagnostic imaging and robotic surgical products.
     We continue to be impacted by delays in final commercial banking arrangements for sales contracts under the US Export-Import Bank financing program, as well as continuing issues related to the impact of the ongoing reforms of the procurement process in the Chinese healthcare system, including increased requirements for public tendering in capital equipment markets and increased requirements in product registrations. There can be no assurance that regulatory issues of this nature will not continue to arise in the future.
     Gross profit for the Medical Products division increased to $7,477,000 from $7,239,000 over the periods. As a percentage of revenue, gross profit from the Medical Products division increased to 26% during the recent period from 25% during the same period last year.
     Expenses for the Medical Products division increased to $8,677,000 from $7,060,000 over the periods and, as a percentage of division revenue, increased to 30% from 25% over the periods. Salaries for the division increased by $437,000 over the periods. The other costs for the division increased $1,183,000 over the periods, primarily due to increased costs allocated from the parent ($751,000), travel expense ($203,000) and promotion expense ($149,000). The division had a loss from continuing operations before foreign exchange gains of $1,201,000 in the recent period, compared with income from continuing operations before foreign exchange gains of $179,000 in the prior period.
Other Income and Expenses
     Interest expense during the recent period was incurred on short-term capitalized leases of $33,000, short-term debt of $3,124,000, long-term capitalized leases of $41,000 and long-term debt of $8,776,000, totaling $374,000. Interest expense of $386,000 was also recorded in the same period of the prior year.

Taxes
     We recorded a $1,251,000 provision for taxes in the six months ended September 30, 2007, as compared to a provision for taxes of $619,000 for the six months ended September 30, 2006. The prior period included adjustments, including discrete releases of valuation allowances on profitable entities, true ups of income tax liability for prior period timing differences and the creation of a partial valuation allowance on unprofitable entities.
LIQUIDITY AND CAPITAL RESOURCES
     As of September 30, 2007, our cash and cash equivalents and restricted cash, trade accounts receivable and inventories were $14,344,000, $19,319,000 and $9,609,000, respectively, as compared to $10,696,000, $19,237,000 and $7,835,000, respectively, as of March 31, 2007.
     In October 2005, BJU and SHU obtained long-term debt financing under a program with the International Finance Corporation (“IFC”) (a division of the World Bank) for 64,880,000 Chinese Renminbi (approximately $8 million). The term of the loan is 10 years at an initial interest rate of 6.73% with the borrowers required to begin making payments into a sinking fund beginning in the fourth year, with the option to extend the beginning of these payments to the fifth year if certain loan covenants have been met. The interest rate will be reduced to 4.23% for any amount of the outstanding loan on deposit in the sinking fund. The loan program also includes certain other covenants which require the borrowers to achieve and maintain specified liquidity and coverage ratios in order to conduct certain business transactions such as pay intercompany management fees or incur additional indebtedness. Chindex International guaranteed repayment of this loan in the full amount of the indebtedness should the borrowers default as defined in the loan agreement. In terms of security, IFC has, among other things, a lien over the equipment owned by the borrowers and over their bank accounts. In addition, IFC has a lien over Chindex bank accounts not already pledged, but not over other Chindex assets. As of September 30, 2007, the outstanding balance of this debt was $8,638,000 and was classified as long-term.
     In June of 2006, a building contractor brought a lawsuit in China against Shanghai United Family Hospital and Clinics (“SHU”) claiming certain amounts due in connection with the original construction of the facility. At September 30, 2007 the amount in dispute is approximately $905,000 and we have accrued an amount of $323,000 representing our estimate of the amount payable. The contractor has obtained a lien on certain SHU cash accounts in the amount of $1,067,000, which has been classified as restricted cash on our balance sheet. We believe the amount claimed in the lawsuit significantly exceeds the actual amount payable. As of September 30, 2007 the case is still open.
     As of September 30, 2007, there were letters of credit outstanding of $317,000 and we had $798,000 in borrowings outstanding under our $1,750,000 credit facility with M&T Bank. The borrowings under that credit facility bear interest at 1% over the three-month London Interbank Offered Rate (“LIBOR”). Balances outstanding under the facilities are payable on demand, fully secured and collateralized by government securities acceptable to the Bank having an aggregate fair market value of not less than $1,945,000.
     We have opened bonds in connection with Medical Products division contracts. As of September 30, 2007 the aggregate amount of these bonds denominated in Euros was €701,000. Of the aggregate amount, €501,000 (approximately $715,000) is partially secured by a cash deposit of approximately 40% held by the issuing bank in China. This bond expires in December 2007. The remaining amount, €200,000 (approximately $285,000), is fully secured by a cash deposit held by the issuing bank in China. This bond expires in December 2007. The amount of bonds denominated in Hong Kong is HK$313,772 (approximately $40,000), which is fully collateralized and expires in September 2008.
     In October 2007 we finalized a $5,000,000 credit agreement with a foreign bank licensed in China for the opening of bid and performance bonds required by the sales contracts in the Medical Products division. The agreements call for 40% cash collateral on deposit for any performance bond issuance and 30% cash collateral on deposit for any bid bond issuances. The credit agreement was signed with our German subsidiary and guaranteed by the parent corporation. As of the date of this report we have opened bonds under this facility in the aggregate amount of €442,000 (approximately $636,000) which are partially secured by a cash deposit of approximately 30% held by the issuing bank in China.

     We have an agreement with a major vendor whereby the vendor has agreed to provide up to $4,000,000 of long-term (one and one-half years on those transactions that have occurred to date) payment terms on our purchase of certain medical equipment from the vendor under government backed financing program contracts. The arrangement carries an interest component of five percent. At September 30, 2007, the Company had short-term debt of $2,289,000 under this agreement. At March 31, 2007 the Company had $2,087,000 of short-term debt outstanding under this agreement.
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
FOREIGN CURRENCY EXCHANGE AND IMPACT OF INFLATION
     Since we receive over 72% of our revenue in local Chinese currency, we have some foreign currency risk. Since the Chinese currency was allowed to float against the U.S. dollar beginning July 21, 2005, strengthening of the RMB has resulted in an exchange rate of 7.51/USD or a cumulative rate change of 9.3% as of September 30, 2007. The RMB is not a freely traded international currency and there are not generally available hedges against its fluctuation.

     We also have purchased and will continue to purchase some products in freely transferable Western currencies other than USD, such as Euros. We have sold and will continue to sell such products in China for USD. To the extent that the value of the USD fluctuates against such a currency, we could experience an impact on profitability.
     During the six month period ending September 30, 2007, we had exchange gains of $342,000 which amounts are included in general and administrative expenses on our consolidated condensed statements of operations. During the six month period ending September 30, 2006 we had exchange gains of $71,000 which are included in general and administrative expenses on our consolidated condensed statements of operations.
     As part of our risk management program, we also perform sensitivity analyses to assess potential changes in revenue, operating results, cash flows and financial position relating to hypothetical movements in currency exchange rates. Our sensitivity analysis of changes in the fair value of the RMB to the USD at September 30, 2007, indicated that if the USD uniformly increased in value by 10 percent relative to the RMB, then we would have experienced a 18% smaller net income. Conversely, a 10 percent increase in the value of the RMB relative to the USD at September 30, 2007, would have resulted in a 23% higher net income.
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
ITEM 4. CONTROLS AND PROCEDURES
     Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the period ended September 30, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
     In November 2007 we experienced events which resulted in the following “Risk Factors” which were not previously reported in our Annual Report on Form 10-K for the year ended March 31, 2007:
     Risks Related to Our Business and Financial Condition
If we fail to satisfy our contractual obligations under our transaction with J.P. Morgan Chase & Co, we may be exposed to claims and the absence of conversion of our convertible notes.
     On November 7, 2007, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with Magenta Magic Limited, a wholly owned subsidiary of J.P. Morgan Chase & Co organized under the laws of the British Virgin Islands (the “Purchaser”), pursuant to which the Company agreed to issue and sell to the Purchaser: (i) 359,195 shares (the “Tranche A Shares”) of the Company’s common stock; (ii) the Company’s Tranche B Convertible Note due 2017 in the aggregate principal amount of $25,000,000 (the “Tranche B Note”) and (iii) the Company’s Tranche C Convertible Note due 2017 in the aggregate principal amount of $15,000,000 (the “Tranche C Note” and, with the Tranche B Note, the “Notes”) at a price of $27.84 per Tranche A Share (for an aggregate price of $10,000,000 for the Tranche A Shares) and at face amount for the Notes for a total purchase price of $50 million in gross proceeds (the “Financing”).
     The Tranche B Note has a ten-year maturity and is convertible by the holder into shares of Company Common Stock at an initial conversion price of $27.84 per share (the “Initial Conversion Price”) at any time and will be automatically converted upon the Company entering into one or more new committed financing facilities (the “Facilities”) making available to the Company at least $50 million, pursuant to which Facilities all conditions precedent (with certain exceptions) for initial disbursement have been satisfied, subject to compliance with certain Financing provisions. The Facilities as required for conversion of the Tranche B Note would have a minimum final maturity of 9.25 years from the date of initial drawdown, a minimum moratorium on principal repayment of three years from such date, principal payments in equal or stepped up amounts no more frequently than twice in each 12-month period, no sinking fund obligations, other covenants and conditions, and also limit the purchase price of any equity issued under the Facilities to at least equal to the initial conversion price of the Notes or higher amounts depending on the date of issuance thereof. In the event that we fail to meet the foregoing conditions to automatic conversion, including having the Facilities in place as contemplated, then the Notes could remain outstanding, ultimately requiring repayment which may interfere with future borrowing.
     The Tranche C Note has a ten-year maturity and is convertible by the holder at the Initial Conversion Price (subject to adjustment upon stock splits, distributions or dividends) at any time and will be automatically converted upon the completion of two proposed new and/or expanded hospitals in China (the “JV Hospitals”), subject to compliance with certain Financing provisions. Notwithstanding the foregoing, the Notes would be automatically converted after the earlier of 12 months having elapsed following commencement of operations at either of the JV Hospitals or either of the JV Hospitals achieving break-even earnings before interest, taxes, depreciation and amortization for any 12-month period ending on the last day of a fiscal quarter, subject to compliance with certain Financing provisions. In the event that we fail to meet the foregoing conditions to automatic conversion, then the notes could remain outstanding, ultimately requiring repayment which may interfere with future borrowing.
     In connection with the Securities Purchase Agreement, at the first closing the Company simultaneously will enter into an Investor Rights Agreement (the “Investor Rights Agreement”), the form of which is attached as an exhibit to the Securities Purchase Agreement, pursuant to which the Purchaser will be entitled to certain financial information on an ongoing basis, access to Company books and records, assurances of Company management continuity, limitations on the use of Financing proceeds to the JV Hospitals and other prescribed purposes, maintenance of Company insurance policies, assurances as to certain terms of any new joint ventures entered into by the Company in connection with the JV Hospitals, cross defaults with certain other Company debt, various limitations on future issuances of equity securities by the Company during the first year following the initial closing, a right of first refusal as to 20% of certain future equity securities issuances, consolidated leverage ratio and consolidated interest coverage ratio financial covenants and other covenants and conditions. In the event that we fail to satisfy any of the covenants contained in the Investor Rights Agreement, we may face claims for damages and the inability to automatically convert the Notes to common stock.
     In connection with the Securities Purchase Agreement, at the first closing the Company simultaneously will enter into a Registration Rights Agreement (the “Registration Rights Agreement”) pursuant to which the Company would agree to file a shelf registration statement within 30 days of the initial closing date and certain other registration statements upon demand by certain holders of the Tranche A Shares and the shares of common stock issued upon conversion of the Notes with the Securities and Exchange Commission to register for resale such shares. In the event that we fail to comply with our registration obligations under the Registration Rights Agreement, we may face claims for damages. Also, registration under the Registration Rights Agreement may interfere with our ability to conduct future offerings that require registration.
     Under NASD Marketplace Rule 4350(i)(1)(D)(ii), prior stockholder approval is required for issuances of securities in an amount greater than 20% of the Company’s outstanding common stock for a purchase price of less than the greater of book or market value. The Company common stock to be issued and issuable in the Financing would be issued or issuable at approximately an 8.8% discount to the $30.52 closing price on Nasdaq on November 6, 2007 of the Company’s common stock and constitutes more than 20% of its outstanding common stock of all classes. As a result, in order to comply with Marketplace Rule 4350(i)(1)(D)(ii), the Financing would be completed in two closings. In the first closing, which is scheduled to occur on November 14, 2007 and would not require stockholder approval, the Company would issue (i) the 359,195 Tranche A Shares at a price per share of $27.84, for a total purchase price of $10 million, (ii) the Tranche B Note in the amount of $25 million for face amount and convertible at the Initial Conversion Price and (iii) an initial portion of the Tranche C Note in the amount of $6 million for face amount and convertible at the Initial Conversion Price, all before fees and estimated offering expenses. The aggregate Tranche A Shares and shares into which such Tranche B Note and the foregoing initial portion of the Tranche C Note are convertible equals 1,472,700 shares of Company common stock issued or issuable at the first closing of the Financing, representing approximately 19.8% of the Company’s outstanding common stock of all classes on the date of issuance. Pursuant to Marketplace Rule 4350(i)(1)(D)(ii), the Company is required to obtain prior stockholder approval for the issuance of the remaining portion of the Tranche C Note to be issued in the second closing of the Financing. In addition, the Company would be required to obtain such approval for any other issuances of equity securities that would be integrated with the Financing. At the second closing of the Financing, the Company would issue the balance of the Tranche C Note in the amount of $9 million for face amount and convertible at the Initial Conversion Price, before fees and estimated offering expenses. In the event that shareholder approval is not obtained, then the Company may never realize the $9 million of anticipated proceeds, which would be used toward and may be necessary for the proposed hospital projects intended to be funded in part by the Financing. In addition, in the absence of such approval for any other transactions that would be integrated with the Financing, the Company would not be able to consummate such other transactions (including without limitation any equity-based portion of the Facilities), including additional capital needed for the proposed hospital projects.
     Risks related to our Healthcare Services division
We may not be able to complete our proposed new and/or expanded hospital projects on budget if at all, which would materially and adversely affect our financial condition.
     The Financing and future financings are designed in part to provide sufficient funds for our proposed new and/or expanded hospital projects. As presently budgeted, such projects will require more financing than we currently have obtained. Such projects are in early stage planning and will take significant time to complete, which completion cannot be assured. If we are unable to obtain sufficient financing, our budgeted costs are incorrect or other factors interfere with our ability to complete such projects, then we may therefore not be able to complete the projects as planned or at all, which would result in the incurrence of debt and other costs that are not necessarily offset by the anticipated revenues from the projects. In addition, obtaining additional financing and completing the projects will be required to automatically convert the Notes, then the Notes could remain outstanding, ultimately requiring repayment which may interfere with future borrowing.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     A special meeting of Company’s Stockholders was held on July 9, 2007 to approve an amendment to the Company’s Certificate of Incorporation to increase the number of authorized shares of Common Stock from 12,000,000 to 25,000,000 and to approve an amendment to the Company’s Certificate of Incorporation to increase the number of authorized shares of Class B Common Stock from 1,600,000 to 3,200,000.
Voting results to approve the increase in the number of authorized shares of Common Stock were:

For	Against	Abstain	Non-Votes
8,775,736	616,577	1,240	0
Included in the votes for above were 775,000 shares of Class B Common Stock having six votes per share.
Voting results to approve the increase in the number of authorized shares of Class B Common Stock were:

For	Against	Abstain	Non-Votes
8,132,565	1,259,533	1,455	0
Included in the votes for above were 775,000 shares of Class B Common Stock having six votes per share.
     The annual meeting of the Company’s shareholders was held on September 11, 2007. At this meeting, A. Kenneth Nilsson, Holli Harris, Carol R. Kaufman, Roberta Lipson, Julius Y. Oestreicher, Lawrence Pemble and Elyse Beth Silverberg were elected as directors of the Company to serve until the Company’s next annual meeting of shareholders and until their respective successors are elected and qualified. The votes for each director were as follows:

	For	Withheld
A. Kenneth Nilsson	8,687,945	974,863
Holli Harris	8,688,150	974,658
Carol R. Kaufman	8,686,270	976,538
Roberta Lipson	8,691,425	971,383
Julius Y. Oestreicher	8,686,020	976,788
Lawrence Pemble	8,692,250	970,558
Elyse Beth Silverberg	8,688,725	974,083
Included in the votes for above were 775,000 shares of Class B Common Stock having six votes per share.
     In addition, the Company’s shareholders ratified at the annual meeting the selection of BDO Seidman, LLP as the Company’s independent registered public accounting firm for the year ending March 31, 2008. The votes for such ratification were as follows:

			Broker
For	Against	Abstain	Non-Votes
9,652,758	6,487	3,563	0
Included in the votes for above were 775,000 shares of Class B Common Stock having six votes per share.

     Finally, the Company’s shareholders approved at this annual meeting the Company’s 2007 Stock Incentive Plan. The votes for such approval were as follows:

			Broker
For	Against	Abstain	Non-Votes
5,540,353	936,028	4,248	3,032,179
Included in the votes for above were 775,000 shares of Class B Common Stock having six votes per share.
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
(a) Exhibits
The exhibits listed below are filed as a part of this quarterly report:

3.1	Amended and Restated Certificate of Incorporation of the Company dated October 28, 2004. Incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2005.
3.2	Amendment to Certificate of Incorporation dated July 10, 2007. Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on July 10, 2007.
3.3	By-laws of the Company. Incorporated by reference to Annex C to the Company’s Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on September 7, 2002.
3.4	Certificate of Designations of Series A Junior Participating Preferred Stock of Chindex International, Inc. Incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2007.
4.1	Form of Specimen Certificate representing the Registrant’s Common Stock. Incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form SB-2 (No. 33-78446) (The “IPO Registration Statement”).
4.2	Form of Specimen Certificate representing Class B Common Stock. Incorporated by reference to Exhibit 4.3 to the IPO Registration Statement.
4.3	Rights Agreement, dated as of September 7, 2007, between Chindex International, Inc. and American Stock Transfer & Trust Company, as Rights Agent, which includes form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Stock as Exhibit C. Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on September 7, 2007.
4.4	The Company’s 2007 Stock Incentive Plan Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated September 11, 2007.
10.1	RMB Loan Agreement among Beijing United Family Health Center, Shanghai United Family Hospital, Inc. and International Finance Corporation, dated October 10, 2005. Incorporated by reference to Exhibit 10.28 to the Company’s Quarterly Report on Form 10-Q for the six months ended September 30, 2005.
10.2	Guarantee Agreement between Chindex International, Inc. and International Finance Corporation, dated October 11, 2005. Incorporated by reference to Exhibit 10.29 to the Company’s Quarterly Report on Form 10-Q for the six months ended September 30, 2005.
21.1	List of subsidiaries. Incorporated by reference to Exhibit 21.1 to the Company’s Registration Statement on Form S-3 (No. 333-123975).
31.1	Certification of the Company’s Chief Executive Officer Pursuant to Rule 13a-14(a) (filed herewith)

31.2	Certification of the Company’s Chief Financial Officer Pursuant to Rule 13a-14(a) (filed herewith)
31.3	Certification of the Company’s Principal Accounting Officer Pursuant to Rule 13a-14(a) (filed herewith)
32.1	Certification of the Company’s Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 (filed herewith)
32.2	Certification of the Company’s Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 (filed herewith)
32.3	Certification of the Company’s Principal Accounting Officer Pursuant to 18 U.S.C. Section 1350 (filed herewith)
(b) Reports on Form 8-K filed during the quarter ended September 30, 2007.
     On July 10, 2007, the Company filed a Current Report on Form 8-K reporting, under items 5.03 and 9.01, approval of an amendment to the Company’s Certificate of Incorporation to increase the number of authorized shares of Common Stock from 12,000,000 to 25,000,000 and an amendment to the Company’s Certificate of Incorporation to increase the number of authorized shares of Class B Common Stock from 1,600,000 to 3,200,000.
     On September 17, 2007 the Company filed a Current Report on Form 8-K reporting under item 5.02, 8.01 and 9.01 approval of the Company’s 2007 Stock Incentive Plan.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHINDEX INTERNATIONAL, INC.
Dated: November 7, 2007	By:	/S/ Lawrence Pemble
Lawrence Pemble
Executive Vice President and Chief Financial Officer

Dated: November 7, 2007	By:	/S/ Cheryl Chartier
Cheryl Chartier
Corporate Controller