Form 10-Q
period 2007-12-31
CHINDEX INTERNATIONAL INC
filed 2008-02-11
CIK 922717

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2007
Commission file number 0-24624
CHINDEX INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

DELAWARE (State or other Jurisdiction of Incorporation or Organization) 4340 East West Highway, Suite 1100, Bethesda, Maryland (Address of principal executive offices)	13-3097642 (I.R.S. Employer Identification Number) 20814 (Zip Code)
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
Large accelerated filer ☐          Accelerated filer ☑          Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐          No ☑
The number of shares outstanding of each of the issuer’s class of common equity, as of January 22, 2008 was 7,526,428 shares of Common Stock and 775,000 shares of Class B Common Stock.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CHINDEX INTERNATIONAL, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(thousands except share data)

	December 31, 2007
	(Unaudited)	March 31, 2007
ASSETS
Current Assets:
Cash and cash equivalents	$56,358	$9,106
Restricted cash	1,640	1,590
Trade accounts receivable, less allowance for doubtful accounts of $3,640 and $2,827, respectively
Product sales receivables	13,697	13,133
Patient service receivables	7,686	6,104
Inventories	9,800	7,835
Deferred income taxes	3,659	2,463
Other current assets	3,682	3,153

Total current assets	96,522	43,384
Property and equipment, net	17,342	18,482
Long-term deferred income taxes	95	607
Other assets	1,156	434

Total assets	$115,115	$62,907

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$26,092	$22,877
Short-term portion of capitalized leases	33	36
Short-term debt and vendor financing	1,038	2,710
Income taxes payable	2,142	629

Total current liabilities	29,305	26,252
Long-term portion of capitalized leases	33	58
Long-term debt, vendor financing and convertible debentures	36,594	8,679

Total liabilities	65,932	34,989

Commitments and contingencies
Stockholders' equity:
Preferred stock, $.01 par value, 500,000 shares authorized, none issued	0	0
Common stock, $.01 par value, 28,200,000 shares authorized, including 3,200,000 designated Class B:
Common stock — 7,151,011 and 6,332,345 shares issued and outstanding at December 31, 2007 and March 31, 2007, respectively	72	63
Class B stock — 775,000 shares issued and outstanding at December 31, 2007 and March 31, 2007, respectively	8	8
Additional paid in capital	53,658	38,947
Accumulated other comprehensive income	310	106
Accumulated deficit	(4,865)	(11,206)

Total stockholders’ equity	49,183	27,918

Total liabilities and stockholders’ equity	$115,115	$62,907

The accompanying notes are an integral part of these consolidated condensed financial statements.

CHINDEX INTERNATIONAL, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(thousands except share and per share data)
(Unaudited)

	Three months ended		Nine months ended
	December 31,		December 31,
	2007	2006	2007	2006
Product sales	$18,316	$17,628	$47,079	$46,115
Healthcare services revenue	17,695	12,716	48,355	35,124

Total revenue	36,011	30,344	95,434	81,239

Cost and expenses
Product sales costs	13,131	13,700	34,417	34,949
Healthcare services costs	13,724	11,023	37,693	30,020
Selling and marketing expenses	3,153	2,619	8,619	7,205
General and administrative expenses	2,069	1,828	6,792	5,359

Income from continuing operations	3,934	1,174	7,913	3,706

Other (expenses) and income
Interest expense	(198)	(185)	(573)	(571)
Interest income	358	64	500	188
Miscellaneous (expense) income — net	(124)	(7)	(171)	(2)

Income from continuing operations before income taxes	3,970	1,046	7,669	3,321
Provision for income taxes	(76)	(367)	(1,328)	(987)

Net income from continuing operations	3,894	679	6,341	2,334

Loss from discontinued operations	0	0	0	(264)

Net income	$3,894	$679	$6,341	$2,070

Net (loss) income per common share — basic
Continuing operations	$.50	$.10	$.85	$.34

Discontinued operations	(.00)	(.00)	(.00)	(.04)

Net income	$.50	$.10	$.85	$.30

Weighted average shares outstanding — basic	7,722,607	6,880,642	7,463,436	6,787,848

Net (loss) income per common share — diluted
Continuing operations	$.42	$.09	$.73	$.31

Discontinued operations	(.00)	(.00)	(.00)	(.04)

Net income	$.42	$.09	$.73	$.27

Weighted average shares outstanding — diluted	9,417,565	7,609,578	8,691,892	7,611,422

     The accompanying notes are an integral part of these consolidated condensed financial statements.

CHINDEX INTERNATIONAL, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(thousands)
(Unaudited)

	Nine months ended
	December 31,
	2007	2006
OPERATING ACTIVITIES
Net income	$6,341	$2,070
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,572	2,451
Inventory write down	318	241
Provision for doubtful accounts	1,423	923
Loss on write down of discontinued operation’s accounts receivable	0	288
Loss on disposal of property and equipment	198	45
Deferred income taxes	(683)	(505)
Stock based compensation	721	155
Foreign exchange gain	(859)	(197)
Amortization of debt issuance costs	1	0
Amortization of debt discount	29	0
Changes in operating assets and liabilities:
Restricted cash	(33)	201
Trade receivables	(2,754)	(5,116)
Inventories	(1,112)	1,930
Other current assets	(441)	(1,263)
Other assets	10	257
Accounts payable and accrued expenses	2,015	(1,317)
Income taxes payable	1,468	546

Net cash provided by operating activities	9,214	709
INVESTING ACTIVITIES
Purchases of property and equipment	(1,592)	(1,992)

Net cash used in investing activities	(1,592)	(1,992)
FINANCING ACTIVITIES
Proceeds from debt, vendor financing and convertible debentures	31,000	2,191
Beneficial conversion feature on convertible debt, net of tax	2,138	0
Debt discount	(3,464)	0
Debt issuance costs	(554)	0
Repayment of debt, vendor financing and capitalized leases	(1,918)	(2,015)
Proceeds from issuance of common stock	9,955	0
Proceeds from exercise of stock options and warrants	1,906	1,862

Net cash provided by financing activities	39,063	2,038
Effect of foreign exchange rate changes on cash and cash equivalents	567	190

Net increase in cash and cash equivalents	47,252	945
Cash and cash equivalents at beginning of period	9,106	9,034

Cash and cash equivalents at end of period	$56,358	$9,979

The accompanying notes are an integral part of these consolidated condensed financial statements.

CHINDEX INTERNATIONAL, INC.
CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the nine months ended December 31, 2007
(thousands except share data)
(Unaudited)

							Accumulated Other
	Common Stock		Common Stock Class B		Additional Paid In	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Total
Balance at March 31, 2007	6,332,345	$63	775,000	$8	$38,947	($11,206)	$106	$27,918
Net income						$6,341		$6,341
Foreign currency translation adjustment							$204	$204

Comprehensive income								$6,545
Stock based compensation					$721			$721
Shares issued	359,195	$4			$9,951			$9,955
Beneficial conversion feature on convertible debt, net of tax					$2,138			$2,138
Options and warrants exercised, and issuance of restricted stock	459,471	$5			$1,901			$1,906

Balance at December 31, 2007	7,151,011	$72	775,000	$8	$53,658	($4,865)	$310	$49,183

The accompanying notes are an integral part of these consolidated condensed financial statements.

CHINDEX INTERNATIONAL, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
Note 1. BASIS OF PRESENTATION
     The accompanying unaudited consolidated condensed financial statements of Chindex International, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month or the nine month period ended December 31, 2007 are not necessarily indicative of the results that may be expected for the year.
     References to “Chindex”, “we”, “us” and “our” refer to Chindex International, Inc. and subsidiaries, unless the context otherwise requires.
     For further information, refer to the consolidated financial statements and footnotes thereto included in our annual report on Form 10-K for the fiscal year ended March 31, 2007.
     The authorized shares of Common Stock and Class B Common Stock as of December 31, 2007 have been adjusted to give effect to an amendment to our Certificate of Incorporation dated July 10, 2007 increasing the number of such authorized shares of Common Stock, par value $0.01, from 12,000,000 to 25,000,000 and also increasing the number of such authorized shares of Class B Common Stock, par value $0.01, from 1,600,000 to 3,200,000.
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
     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements- An Amendment of ARB No. 51” (“SFAS 160”). SFAS 160 requires the ownership interests in subsidiaries held by parties other than the parent to be treated as a separate component of equity and be clearly identified, labeled, and presented in the consolidated financial statements. The effective date of FAS 160 is for fiscal years beginning on or after December 15, 2008. We are currently assessing whether the adoption of SFAS 160 will have a material impact on our financial statements.

     Any other new accounting pronouncements have been deemed not to be relevant to the operations of the Registrant; hence the effects of such undisclosed new accounting pronouncements will have no effect on the Company.
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
     For the three and nine months ended December 31, 2007 and 2006, net revenue and loss from discontinued operations were as follows (in thousands):

	Three months ended		Nine months ended
	December 31,		December 31,
	2007	2006	2007	2006
Net revenue from discontinued operations	$0	$0	$0	$0
Loss from discontinued operations	$0	$(0)	$0	$(264)
     There were no assets or liabilities related to the discontinued operations at December 31, 2007 or March 31, 2007.
Note 3. INVENTORIES
     (thousands)

	December 31, 2007	March 31, 2007
Inventories consist of the following:
Merchandise inventory	$6,477	$4,422
Healthcare services inventory	706	615
Parts and peripherals	2,617	2,798

	$9,800	$7,835

Note 4. PROPERTY AND EQUIPMENT, NET (thousands)

	December 31, 2007	March 31, 2007
Property and equipment, net consists of the following:
Furniture and equipment	$13,849	$12,896
Vehicles	21	68
Demonstration equipment	1,746	2,762
Leasehold improvements	15,767	14,796

	31,383	30,522
Less: accumulated depreciation and amortization	(14,041)	(12,040)

	$17,342	$18,482

Note 5. NET EARNINGS PER SHARE
     The following is a reconciliation of the numerators and denominators of the basic and diluted Earnings per Share (EPS) computations for the net income and other related disclosures:

	(thousands except share and per share data)
	Three months ended		Nine months ended
	December 31,		December 31,
	2007	2006	2007	2006
Basic net income per share computation:
Numerator:
Net income from continuing operations	$3,894	$679	$6,341	$2,334
Loss from discontinued operations	0	(0)	0	(264)

Net income	$3,894	$679	$6,341	$2,070
Denominator:
Weighted average shares outstanding- basic	7,722,607	6,880,642	7,463,436	6,787,848
Net (loss) income per common share — basic:
Net income from continuing operations	$.50	$.10	$.85	$.34
Loss from discontinued operations	(.00)	(.00)	(.00)	(.04)
Net income	$.50	$.10	$.85	$.30
Diluted net income per share computation:
Numerator:
Net income from continuing operations	$3,894	$679	$6,341	$2,334
Interest expense on convertible debt, net of related tax	30	0	30	0
Loss from discontinued operations	0	(0)	0	(264)

Net income	$3,924	$679	$6,371	$2,070
Denominator:
Weighted average shares outstanding- basic	7,722,607	6,880,642	7,463,436	6,787,848
Effect of dilutive securities:
Shares issuable upon exercise of dilutive outstanding stock options, conversion of convertible debentures, restricted stock and warrants:	1,694,958	728,936	1,228,456	823,574

Weighted average shares outstanding-diluted	9,417,565	7,609,578	8,691,892	7,611,422
Net (loss) income per common share — diluted:
Net income from continuing operations	$.42	$.09	$.73	$.31
Loss from discontinued operations	(.00)	(.00)	(.00)	(.04)
Net income	$.42	$.09	$.73	$.27

Note 6. STOCKHOLDERS’ EQUITY
Stock Based Compensation:
     On October 14, 2004, the Company adopted the 2004 Incentive Stock Plan (“2004 Plan”). The 2004 Plan provides for grants of: options to purchase common stock; restricted shares of common stock, deferred shares of common stock, stock units, and stock appreciation rights. Compensation costs for stock options and restricted stock are recognized ratably over the vesting period of the option or stock, which usually ranges from immediate to three years. Substantially all of the shares authorized under the 2004 Plan have been granted as of December 31, 2007.
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
     Compensation costs related to equity compensation, including stock options and restricted stock, for the quarter ended December 31, 2007 were $431,000 and for the quarter ended December 31, 2006 were $40,000. Compensation costs related to equity compensation, including stock options and restricted stock, for the nine months ended December 31, 2007 were $721,000 and for the nine months ended December 31, 2006 were $155,000. No amounts relating to the share-based payments have been capitalized in either the recent or prior periods.
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

     The assumptions used to determine the value of the options at the grant date for options granted during the nine month period ended December 31, 2007 were:

Volatility	71.36%
Dividend yield	0.00%
Risk-free interest rate	4.12%
Expected average life	6.3 years
     The assumptions used to determine the value of the options at the grant date for options granted during the nine month period ended December 31, 2006 were:

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
     Based on historical experience, the Company assumed a forfeiture rate of 6.00% and 5.74% as of December 31, 2007 and 2006 respectively on both its stock options and restricted stock. The Company will record additional expense if the actual forfeitures are lower than estimated and will record a recovery of prior expense if the actual forfeitures are higher than estimated.
     The following table summarizes the stock option activity for the nine month period ended December 31, 2007 and 2006:

			Weighted Average
			Remaining	Aggregate Intrinsic
		Weighted Average	Contractual Term	Value (in
	Number of Shares	Exercise Price	(Years)	thousands)*
Options outstanding at March 31, 2007	1,133,643	$5.23
Granted	216,500	20.33
Exercised	(388,978)	4.90
Canceled	(17,577)	11.25

Options outstanding at December 31, 2007	943,588	$8.71	6.2	$24,361

Options exercisable at December 31, 2007	715,738	$5.29	5.1	$20,929

Options exercisable at December 31, 2007 and expected to be exercisable**	929,917	$8.55	6.1	$24,155

			Weighted Average
			Remaining	Aggregate Intrinsic
		Weighted Average	Contractual Term	Value (in
	Number of Shares	Exercise Price	(Years)	thousands)*
Options outstanding at March 31, 2006	1,315,742	$5.53
Granted	3,000	8.30
Exercised	(103,506)	4.75
Canceled	(63,811)	11.72

Options outstanding at December 31, 2006	1,151,425	$5.27	6.1	$15,652

Options exercisable at December 31, 2006	1,117,559	$5.20	6.1	$15,265

Options exercisable at December 31, 2006 and expected to be exercisable**	1,145,239	$5.24	6.1	$15,603

*	The aggregate intrinsic value on this table was calculated based on the positive difference between the closing market price of the Company’s common stock on December 31, 2007 and 2006 ($34.53 and $18.86, respectively) and the exercise price of the underlying options.

**	Options exercisable and expected to be exercisable include both vested options and non-vested options outstanding less our expected forfeiture rate.
     During the nine month period ended December 31, 2007 and 2006, the total intrinsic value of stock options exercised was $7,307,000 and $2,445,000 respectively. The actual cash received upon exercise of stock options was $1,906,000 and $1,209,000 respectively. The unamortized fair value of the stock options as of December 31, 2007 was $2,754,000, the majority of which is expected to be expensed over the next four years. As of December 31, 2006 the unamortized fair value of the stock options was $89,000, the majority of which is expected to be expensed over two years.
     The following tables summarize the changes in the Company’s non-vested options during the nine month period ended December 31, 2007 and 2006:

		Weighted Average
		Grant-Date Fair
	Number of Shares	Value
Nonvested options outstanding, March 31, 2007	26,867	$5.22
Granted	216,500	13.70
Vested	(9,517)	4.98
Canceled	(6,000)	4.61

Nonvested options outstanding, December 31, 2007	227,850	$13.13

		Weighted Average
		Grant-Date Fair
	Number of Shares	Value
Nonvested options outstanding, March 31, 2006	76,333	$5.26
Vested	(25,634)	4.01
Canceled	(16,833)	7.34

Nonvested options outstanding, December 31, 2006	33,866	$5.17

     The table below summarizes activity relating to restricted stock for the nine month period ending December 31, 2007 and 2006:

		Aggregate Intrinsic
	Number of shares	Value of Restricted
	underlying	Stock (in
	restricted stock	thousands) *
Outstanding as of March 31, 2007	28,000
Granted	82,882
Vested	(11,000)
Forfeited	(3,000)

Outstanding at December 31, 2007	96,882	$3,345

Expected to vest	91,069	$3,145

		Aggregate Intrinsic
	Number of shares	Value of Restricted
	underlying	Stock (in
	restricted stock	thousands) *
Outstanding as of March 31, 2006	0
Granted	28,000
Vested	0
Forfeited	0

Outstanding at December 31, 2006	28,000	$528

Expected to vest	26,393	$498

*	The aggregate intrinsic value on this table was calculated based on the closing market price of the Company’s common stock on December 31, 2007 and 2006 ($34.53 and $18.86, respectively).
     The weighted average contractual term of the restricted stock, calculated based on the service-based term of each grant, is 2 and 3 years, respectively. As of December 31, 2007 and 2006, the unamortized fair value of the restricted stock was $1,467,000 and $274,000 respectively. This unamortized fair value will be recognized over the next four and three years, respectively. Restricted stock is valued at the stock price on the date of grant.
Security Issuances — Warrants Exercised:
     During the nine months ended December 31, 2007, there were 109,227 warrants exercised and the outstanding balance as of December 31, 2007 was 426,134. These warrants were cashless exercises. There were no warrants exercised during the nine months ended December 31, 2006.
Securities Issuances— Private Placement:
     On November 7, 2007, the Company entered into a securities purchase agreement with Magenta Magic Limited, a wholly owned indirect subsidiary of J.P. Morgan Chase & Co (JPM) in which the Company agreed to sell to JPM, (i) 359,195 shares of Common Stock at a purchase price of $27.84 for a total amount of $10 million, less issuance costs of $45,000 for net proceeds to the Company of $9,955,000, (the “JPM Shares”) and (ii) convertible notes at face value for a total of $40 million. (See Note 8 Debt to the consolidated condensed financial statements for additional information on the convertible notes).
Securities Purchase Agreement- IFC:
     On December 10, 2007, the Company entered into a Securities Purchase Agreement with IFC pursuant to which the Company agreed to issue and sell to IFC 359,195 shares (the “IFC Shares”) of the Company’s common stock at a price of $27.84 per IFC Share for an aggregate price of $10 million. The transaction was subject to shareholder approval, which was received on January 9, 2008 (see Note 11 Subsequent Events to the consolidated condensed financial statements for additional information on the sales of the IFC shares). The net proceeds from the sale of the IFC Shares would fund a portion of the Company’s planned $105 million total financing for the expansion program described above.

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

	Healthcare Services		Medical Products	Total
As of December 31, 2007:

Assets	$84,000,000		$31,115,000	$115,115,000

For the three months ended December 31, 2007:
Sales and service revenue	$17,695,000		$18,316,000	$36,011,000
Gross Profit	n/a	*	5,185,000	n/a
Gross Profit %	n/a	*	28%	n/a
Income from continuing operations before foreign exchange	$3,220,000		$197,000	$3,417,000
Foreign exchange gain				517,000

Income from continuing operations				$3,934,000
Other income, net				36,000

Income from continuing operations before income taxes				$3,970,000

	Healthcare Services		Medical Products	Total
As of March 31, 2007:

Assets	$34,129,000		$28,778,000	$62,907,000

For the three months ended December 31, 2006:
Sales and service revenue	$12,716,000		$17,628,000	$30,344,000
Gross Profit	n/a	*	3,928,000	n/a
Gross Profit %	n/a	*	22%	n/a
Income (loss) from continuing operations before foreign exchange	$1,122,000		($74,000)	$1,048,000
Foreign exchange gain				126,000

Income from continuing operations				$1,174,000
Other (expense), net				(128,000)

Income from continuing operations before income taxes				$1,046,000

	Healthcare Services		Medical Products	Total
As of December 31, 2007:

Assets	$84,000,000		$31,115,000	$115,115,000

For the nine months ended December 31, 2007:
Sales and service revenue	$48,355,000		$47,079,000	$95,434,000
Gross Profit	n/a	*	12,662,000	n/a
Gross Profit %	n/a	*	27%	n/a
Income (loss) from continuing operations before foreign exchange	$8,057,000		($1,003,000)	$7,054,000
Foreign exchange gain				859,000

Income from continuing operations				$7,913,000
Other (expense), net				(244,000)

Income from continuing operations before income taxes				$7,669,000

	Healthcare Services		Medical Products	Total
As of March 31, 2007:

Assets	$34,129,000		$28,778,000	$62,907,000

For the nine months ended December 31, 2006:
Sales and service revenue	$35,124,000		$46,115,000	$81,239,000
Gross Profit	n/a	*	11,166,000	n/a
Gross Profit %	n/a	*	24%	n/a
Income from continuing operations before foreign exchange	$3,405,000		$104,000	$3,509,000
Foreign exchange gain				197,000

Income from continuing operations				$3,706,000
Other (expense), net				(385,000)

Income from continuing operations before income taxes				$3,321,000

     Inter-segment transactions were eliminated for the three month and nine month period ended December 31, 2007 and 2006.

*	Gross profit margins are not routinely calculated in the healthcare industry.
Note 8. DEBT
     The Company’s short term and long term debt balances are (in thousands):

	December 31,		March 31,
	2007		2007
	Short term	Long term	Short term	Long term
Vendor financing	$1,038	$147	$2,161	$286
Line of credit	0	0	549	0
Long term loan	0	8,882	0	8,393
Convertible Notes	0	27,565	0	0

	$1,038	$36,594	$2,710	$8,679

Vendor financing
     The Company has a financing agreement with a major vendor whereby the vendor has agreed to provide up to $4,000,000 of long-term (one and one-half years on those transactions that have occurred to date) payment terms on our purchase of certain medical equipment from the vendor under government backed financing program contracts. The arrangement carries an interest component of five percent. At December 31, 2007, the Company had short-term debt of $1,021,000 under this agreement. At March 31, 2007 the Company had $2,087,000 of short-term debt outstanding under this agreement
     The Company also has included in their debt at December 31, 2007 and March 31, 2007, $164,000 and $360,000, respectively, due to two vendors under long-term payment arrangements. At December 31, 2007 $17,000 of this balance is classified as short-term and $147,000 is classified as long-term. At March 31, 2007, $74,000 of this balance is classified as short-term and $286,000 is classified as long-term.

Line of credit
     As of December 31, 2007, there were letters of credit outstanding of $135,000 and we had no outstanding balance under our $1,750,000 credit facility with M&T Bank. The borrowings under that credit facility bear interest at 1% over the three-month London Interbank Offered Rate (“LIBOR”). Balances outstanding under the facilities are payable on demand, fully secured and collateralized by government securities acceptable to the Bank having an aggregate fair market value of not less than $1,945,000. At March 31, 2007 we had $549,000 outstanding under this facility.
Long term loan- IFC 2005
     In October 2005, Beijing United Family Hospital and Shanghai United Family Hospital obtained long-term debt financing under a program with the International Finance Corporation (“IFC”) (a division of the World Bank) for 64,880,000 Chinese Renminbi (approximately $8 million). The term of the loan is 10 years at an initial interest rate of 6.73% with the borrowers required to begin making payments into a sinking fund beginning in the fourth year, with the option to extend the beginning of these payments to the fifth year if certain loan covenants have been met. The interest rate will be reduced to 4.23% for any amount of the outstanding loan on deposit in the sinking fund. The loan program also includes certain other covenants which require the borrowers to achieve and maintain specified liquidity and coverage ratios in order to conduct certain business transactions such as pay intercompany management fees or incur additional indebtedness. As of December 31, 2007 the Company was in compliance with these covenants. Chindex International, Inc. guaranteed repayment of this loan. In terms of security, IFC has, among other things, a lien over the equipment owned by the borrowers and over their bank accounts. In addition, IFC has a lien over Chindex bank accounts not already pledged, but not over other Chindex assets. As of December 31, 2007, the outstanding balance of this debt was $8,882,000 (adjusted for foreign exchange movement during the period, see “Foreign Currency Exchange and Impact of Inflation”) and was classified as long-term. At March 31, 2007 the outstanding balance was $8,393,000, classified as long-term.
Convertible Notes- JPM
     On November 7, 2007, the Company entered into a securities purchase agreement with Magenta Magic Limited, a wholly owned subsidiary of J.P. Morgan Chase & Co organized under the laws of the British Virgin Islands (JPM), pursuant to which the Company agreed to issue and sell to JPM: (i) 359,195 shares (the “Tranche A Shares”) of the Company’s common stock; (ii) the Company’s Tranche B Convertible Notes due 2017 in the aggregate principal amount of $25 million (the “Tranche B Notes”) and (iii) the Company’s Tranche C Convertible Notes due 2017 in the aggregate principal amount of $15 million (the “Tranche C Notes” and, with the Tranche B Notes, the “Notes”) at a price of $27.84 per Tranche A Share (for an aggregate price of $10 million for the Tranche A Shares) and at face amount for the Notes for a total purchase price of $50 million in gross proceeds (the “JPM Financing”).
     The Tranche B Notes had a ten-year maturity, bore no interest of any kind and provided for conversion into shares of the Company’s common stock at an initial conversion price of $27.84 per share at any time and automatic conversion upon the Company entering into one or more new committed financing facilities (the “Facilities”) making available to the Company at least $50 million, pursuant to which Facilities all conditions precedent (with certain exceptions) for initial disbursement had been satisfied, subject to compliance with certain JPM Financing provisions. The Facilities as required for conversion of the Tranche B Note had to have a minimum final maturity of 9.25 years from the date of initial drawdown, a minimum moratorium on principal repayment of three years from such date, principal payments in equal or stepped up amounts no more frequently than twice in each 12-month period, no sinking fund obligations, other covenants and conditions, and also limit the purchase price of any equity issued under the Facilities to at least equal to the initial conversion price of the Notes or higher amounts depending on the date of issuance thereof. The Tranche B Notes have been converted into 897,989 shares of our common stock.(See Note 11 Subsequent Events to the consolidated condensed financial statements for additional information on the Tranche B conversion).

     The Tranche C Notes have a ten-year maturity, bear no interest of any kind and are convertible at the same conversion price at any time and will be automatically converted upon the completion of two proposed new and/or expanded hospitals in China (the “JV Hospitals”), subject to compliance with certain JPM Financing provisions. Notwithstanding the foregoing, the Notes would be automatically converted after the earlier of 12 months having elapsed following commencement of operations at either of the JV Hospitals or either of the JV Hospitals achieving break-even earnings before interest, taxes, depreciation and amortization for any 12-month period ending on the last day of a fiscal quarter, subject to compliance with certain JPM Financing provisions.
     The JPM Financing was completed in two closings. At the first closing, which took place on November 13, 2007, the Company issued (i) the Tranche A Shares, (ii) the Tranche B Notes and (iii) an initial portion of the Tranche C Notes in the aggregate principal amount of $6 million, with the closing of the balance of the Tranche C Notes in the aggregate principal amount of $9 million subject to, among other things, the approval of the Company’s stockholders. At the second closing, which took place on January 11, 2008, following such stockholder approval, the Company issued such balance of the Tranche C Notes.
     In connection with the issuance of the Notes, the Company incurred issuance costs of $224,000, which primarily consisted of legal and other professional fees. Of these costs, $45,000 is attributable to the Tranche A shares and the remaining $179,000 is attributable to the Notes and has been capitalized to be amortized over the life of the Notes. As of December 31, 2007 the unamortized financing cost was $178,000.
     The Company accounts for convertible debt in accordance with the provisions of EITF Issue 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,” (“EITF 98-5”), EITF 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments”. Accordingly, the Company records, as a discount to convertible debt, the intrinsic value of the conversion option based upon the differences between the fair value of the underlying common stock at the commitment date and the effective conversion price embedded in the note. Debt discounts under these arrangements are usually amortized over the term of the related debt to their stated date of redemption. So, in respect to the Notes, this debt discount would be amortized through interest expense over the 10 year term of the Notes. Under this method, the Company recorded (i) a discount on the Tranche B Notes of $2,793,000 against the entire principal amount of the Notes; and (ii) a discount on the Tranche C Notes from first closing of $671,000 against the entire principal amount of the Notes.
     The combined debt discount pursuant to the Notes issued at the first closing as of December 31, 2007 was $3,464,000. Amortization of the discount has accreted to approximately $29,000 as of December 31, 2007. This amount is included as a component of interest expense in the accompanying unaudited interim consolidated condensed statements of operations, for the three months and nine months ended December 31, 2007.
Loan Facility- IFC 2007
     On December 10, 2007, the Company entered into a loan agreement with IFC (the “IFC Facility”), providing for loans (the “IFC Loans”) in the aggregate amount of $25 million to expand the Company’s United Family Hospitals and Clinics network of private hospitals and clinics in China. The IFC Loans would fund a portion of the Company’s planned $105 million total financing for the expansion program.
     The IFC Loans would be made directly to one or both of the joint venture entities (the “Joint Ventures”) to be established to undertake the construction, equipping and operation of the proposed healthcare facilities. As of the date thereof, no Joint Venture has been formed. The IFC Loans would bear interest equal to a fixed base rate determined at the time of each disbursement plus 2.75% per annum, with a reduction in the spread first to 2.50% and second to 2.00% per annum upon, in each case, upon the satisfaction of certain conditions, and will mature 9.25 years from the date of first disbursement.
     The obligations of each borrowing Joint Venture under the IFC Facility would be guaranteed by the Company pursuant to a guarantee agreement with IFC, would be secured by a pledge by the Company of its equity interests in the borrowing Joint Ventures pursuant to a share pledge agreement by the Company with IFC and would be secured pursuant to a mortgage agreement between each borrowing Joint Venture and IFC.

     The IFC Facility contains customary financial covenants, including maintenance of a maximum ratio of liabilities to tangible net worth and a minimum debt service coverage ratio, and covenants that, among other things, place limits on the Company’s ability to incur debt, create liens, make investments and acquisitions, sell assets, pay dividends, prepay subordinated debt, merge with other entities, engage in transactions with affiliates, and make capital expenditures. The IFC Facility also contains customary events of default. The covenants under the IFC Facility become effective upon the first disbursement of the IFC Loans.
     The IFC Facility was subject to shareholder approval, which was received on January 9, 2008 (see Note 11 Subsequent Events to the consolidated condensed financial statements for additional information on the IFC Facility).
Loan Facility- DEG 2008
     On January 10, 2008, Chindex China Healthcare Finance, LLC (“China Healthcare”), a wholly-owned subsidiary of the Company, entered into a Loan Agreement with DEG-Deutsche Investitions-Und Entwicklungsgesellschaft (“DEG”) of Frankfurt, Germany, a member of the KfW banking group, providing for loans (the “DEG Loans”) in the aggregate amount of $20 million to expand the Company’s United Family Hospitals and Clinics network of private hospitals and clinics in China (the “DEG Facility”).
     The DEG Loans would be made directly to one or both of the joint ventures. The DEG Loans would bear interest equal to a fixed base rate determined at the time of each disbursement plus 2.75% per annum, with a reduction in the spread first to 2.50% and second to 2.00% per annum upon, in each case, the satisfaction of certain conditions, and would mature 9.25 years from the date of first disbursement. The obligations under the DEG Facility would be guaranteed by the Company and would be senior and secured, ranking pari passu in seniority with the IFC Facility and sharing pro rata with the IFC in the security interest granted over the Company’s equity interests in the Joint Ventures, the security interests granted over the assets of the Joint Ventures and any proceeds from the enforcement of such security interests.
     The Company’s guarantee of the DEG Facility contains customary financial covenants, including maintenance of a maximum ratio of liabilities to tangible net worth and a minimum debt service coverage ratio, and covenants that, among other things, place limits on the Company’s ability to incur debt, create liens, make investments and acquisitions, sell assets, pay dividends, prepay subordinated debt, merge with other entities, engage in transactions with affiliates, and make capital expenditures. The DEG Facility contains customary events of default. The covenants under the DEC Facility become effective upon the first disbursement of the DEG Loans.
     In anticipation of the DEG Facility, the Company and IFC entered into an amendment to the IFC Facility, dated January 3, 2008, whereby IFC consented to the DEG Facility, including in particular the amount thereof and the ranking thereof as pari passu with the IFC Facility and sharing pro rata in the security interests relating thereto.
     In connection with the issuance of the IFC and DEG facilities, the Company incurred issuance costs of $375,000, which primarily consisted of legal and other professional fees. These issuance costs have been capitalized and will be amortized over the life of the debt. As of December 31, 2007 the balance of the unamortized financing cost was $375,000.

Note 9. CONTINGENCIES
     In June of 2006, a building contractor brought a lawsuit in China against Shanghai United Family Hospital and Clinics (“SHU”) claiming certain amounts due in connection with the original construction of the facility. At December 31, 2007 the amount in dispute is approximately $905,000 and we have accrued an amount of $323,000 representing our estimate of the amount payable. The contractor has obtained a lien on certain SHU cash accounts in the amount of $1,092,000, which has been classified as restricted cash on our balance sheet. We believe the amount claimed in the lawsuit significantly exceeds the actual amount payable. As of December 31, 2007 the case is still open.
Note 10. TAXES
     We recorded a $76,000 provision for taxes in the three months ended December 31, 2007 and a $1,328,000 provision for taxes in the nine months ended December 31, 2007, as compared to a provision for taxes of $367,000 for the three months ended December 31, 2006 and a provision for taxes of $987,000 for the nine months ended December 31, 2006. The decrease in the effective tax rate in the current period was substantially due to an increase in our net deferred tax asset resulting from an increase in the projected profitability in future periods of entities in the U.S. and China, which makes it more likely than not that we will utilize an increased portion of our deferred tax assets.
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
Note 11. SUBSEQUENT EVENTS
     On January 9, 2008 the Company’s stockholders approved the second closing of the JPM securities purchase agreement (see Note 8 Debt to the consolidated condensed financial statements for additional information) and the IFC securities purchase agreement (see Note 6 Stockholders’ equity to the consolidated condensed financial statements for additional information). Upon receipt of stockholder approval, the Company received (i) $9 million from JPM and issued the final portion of the Tranche C Notes, and (ii) $10 million from IFC and issued 359,195 shares of common stock.
     As of the date of this report, the Tranche B Notes have been converted into shares of common stock in accordance with their terms. This mandatory conversion was due to (i) the Company entering into the IFC Facility on December 10, 2007, and (ii) a Company subsidiary entering into the DEG Facility on January 10, 2008. These two events collectively constitute Facilities, satisfying the automatic conversion provisions of the Tranche B Notes. As a result of this conversion, in the fourth fiscal quarter we will recognize approximately $2.7 million of interest expense due to the beneficial conversion feature of the Tranche B Note.

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
Results of Operations
Quarter ended December 31, 2007 compared to quarter ended December 31, 2006
     Our revenue for the three months ended December 31, 2007 was $36,011,000, up 19% from the three months ended December 31, 2006 revenue of $30,344,000. We experienced an increase in revenue over the periods of 39% in the Healthcare Services division and an increase in revenue of 4% in the Medical Products division. Costs and expenses were $32,077,000 for the three months ended December 31, 2007 as compared with $29,170,000 for the prior period. Healthcare Services division operating costs increased 25% over the periods and operating costs in the Medical Products division decreased by 4%. We recorded net income of $3,894,000 for the recent quarter, as compared to net income of $679,000 for the same quarter last year. Costs at the parent level of the Company, which have been allocated among the segments as described below, increased $622,000 between the periods, including compensation expense ($468,000), legal fees ($93,000) and excise taxes ($96,000).
Healthcare Services Division
     The Healthcare Services division operates our network of private healthcare facilities in China. During the three month period ended December 31, 2007 and the same quarter last year, the division consisted of a network of United Family Hospitals and Clinics (“UFH”) in Beijing and Shanghai. In Beijing, the UFH network included Beijing United Family Hospital and Clinics, and two affiliated free-standing, primary care clinics. In Shanghai, the UFH network included Shanghai United Family Hospital and Clinics and one affiliated, free-standing, primary care clinic.
     The division has begun expansion of the United Family network of private healthcare facilities in China. During the recent quarter and subsequent thereto we raised capital and established credit facilities in the aggregate amount of approximately $105 million to be used principally toward the development and construction of healthcare projects in connection with this expansion (see Liquidity and Capital Resources). The projects include affiliated clinic operations in Shanghai and Guangzhou and new joint venture hospitals in Guangzhou and Beijing. We have also entered into a management agreement for the operation of a clinic in Wuxi. As of the end of the quarter, the affiliated clinic projects were in mid-development phase, the joint venture hospitals were in early development phase and the managed clinic was in initial start-up. The projects, individually and in the aggregate, did not contribute substantially to the results of the quarter.

     For the three months ended December 31, 2007, revenue from the division was $17,695,000, an increase of 39% over the three months ended December 31, 2006 revenue of $12,716,000 (for information on how the timing of our revenues may be affected by seasonality and other fluctuations, see “Timing of Revenues”). The increased revenue is attributable to growth in both inpatient and outpatient services provided in the Beijing and Shanghai markets. Total Healthcare Services operating costs increased over the periods by 25%, to $14,475,000 from $11,594,000, including salaries, which increased by $1,038,000 over the periods (representing 42% of division revenue in the recent period and 50% of revenue in the prior period). This increase was due primarily to the hiring of new personnel to meet the demand for increased services in both the Beijing and Shanghai facilities. Other costs increased $1,843,000 over the periods, primarily due to increases in direct patient care expenses ($304,000), cost allocated from the parent company ($460,000), additional excise taxes ($409,000), bank fees ($213,000) and the reserve for doubtful accounts ($114,000). The Healthcare Services division had income from continuing operations before foreign exchange gains of $3,220,000 in the three months ended December 31, 2007, compared with income from continuing operations before foreign exchange gains of $1,122,000 in the prior period.
Medical Products Division
     The Medical Products division markets, distributes and sells select medical capital equipment, instrumentation and other medical products for use in hospitals in China and Hong Kong on the basis of both exclusive and non-exclusive agreements with the manufacturers of these products.
     In the three months ended December 31, 2007, this division had revenue of $18,316,000, a 4% increase from revenue of $17,628,000 for the three months ended December 31, 2006. Revenues in the division are normally impacted by factors such as credit availability to our customers and other factors as outlined in “Timing of Revenues”. During the period, we experienced strong sales in diagnostic imaging and robotic surgical products.
     During the recent quarter we continue to be impacted by delays in final commercial banking arrangements for sales contracts under the US Export-Import Bank financing program and delays in approving product registrations by the Chinese Government. There can be no assurance that regulatory issues of this nature will not continue to arise in the future.
     Gross profit for the Medical Products division increased to $5,185,000 from $3,928,000 over the periods. As a percentage of revenue, gross profit from the Medical Products division increased to 28% during the recent period from 22% during the same period last year. During the period we recognized $270,000 (1.5% positive impact to gross profit percentage) in additional gross profit due to the reduction in estimates of our future contract obligations. The gross profit margin in the current period is in line with historical averages. The gross profit margin in the prior period was below historical averages due to significantly lower than normal margins on certain sales during the period. In addition, we recognized a charge of $110,000 (1% negative impact to gross profit percentage) for certain spare parts inventories that have become obsolete as a result of our suppliers’ end of service support for certain product platforms.
     Expenses for the Medical Products division increased to $4,988,000 from $4,002,000 over the periods and, as a percentage of division revenue, increased to 27% from 23% over the periods. Salaries for the division increased by $322,000 over the periods. The other costs for the division increased $652,000 over the periods, primarily due to increased costs allocated from the parent ($449,000) and meeting expenses ($208,000), offset by a decrease in the bad debt expense ($217,000). The division had an income from continuing operations before foreign exchange gains of $197,000 in the recent period, compared with a loss from continuing operations before foreign exchange gains of $74,000 in the prior period.
Other Income and Expenses
     Interest expense during the recent quarter was incurred on short-term capitalized leases of $33,000, short-term debt of $1,038,000, long-term capitalized leases of $33,000 and long-term debt of $36,594,000, totaling $198,000. Interest expense of $185,000 was also recorded in the same quarter of the prior year.
Taxes
     We recorded a provision of $76,000 for taxes in the three months ended December 31, 2007, as compared to a provision for taxes of $367,000 for the three months ended December 31, 2006. The decrease in the effective tax rate in the current period was substantially due to an increase in our net deferred tax asset resulting from an increase in the projected profitability in future periods of entities in the U.S. and China, which makes it more likely than not that we will utilize an increased portion of our deferred tax assets.

Nine months ended December 31, 2007 compared to nine months ended December 31, 2006
     Our revenue for the nine months ended December 31, 2007 was $95,434,000, up 17% from the nine months ended December 31, 2006 revenue of $81,239,000. We experienced an increase in revenue over the periods of 38% in the Healthcare Services division and an increase in revenue of 2% in the Medical Products division. Costs and expenses were $87,521,000 for the nine months ended December 31, 2007 as compared with $77,533,000 for the prior period. Healthcare Services division operating costs increased 26% over the periods and operating costs in the Medical Products division decreased by 2%. We recorded net income of $6,341,000 for the recent period, as compared to net income of $2,070,000 for the same period last year. Costs at the parent level of the Company, which have been allocated among the segments as described below, increased $2,085,000 between the periods, including compensation expense ($1,313,000), excise taxes ($206,000), legal fees ($185,000) and additional auditing fees ($240,000).
Healthcare Services Division
     The Healthcare Services division operates our network of private healthcare facilities in China. During the nine month period ended December 31, 2007 and the same period last year, the division consisted of a network of United Family Hospitals and Clinics (UFH) in Beijing and Shanghai. In Beijing, the UFH network included Beijing United Family Hospital and Clinics, and two affiliated free-standing, primary care clinics. In Shanghai, the UFH network included Shanghai United Family Hospital and Clinics and one affiliated, free-standing, primary care clinic. On May 25, 2007, we announced that we had entered into a management agreement for the operation of the Wuxi United Family International Healthcare Center. As of the end of the recent nine-month period, the project was in the initial start up phase and did not contribute substantially to the results of the period.
     The division has begun expansion of the United Family network of private healthcare facilities in China. During the recent period and subsequent thereto we raised capital and established credit facilities in the aggregate amount of approximately $105 million to be used principally toward the development and construction of healthcare projects in connection with this expansion (see Liquidity and Capital Resources). The projects include affiliated clinic operations in Shanghai and Guangzhou and new joint venture hospitals in Guangzhou and Beijing. We have also entered into a management agreement for the operation of a clinic in Wuxi. As of the end of the period, the affiliated clinic projects were in mid-development phase, the joint venture hospitals were in early development phase and the managed clinic was in initial start-up. The projects, individually and in the aggregate, did not contribute substantially to the results of the period.
     For the nine months ended December 31, 2007, revenue from the division was $48,355,000, an increase of 38% over the nine months ended December 31, 2006 revenue of $35,124,000 (for information on how the timing of our revenues may be affected by seasonality and other fluctuations, see “Timing of Revenues”. The increased revenue is attributable to growth in both inpatient and outpatient services provided in the Beijing and Shanghai markets. Total Healthcare Services operating costs increased over the periods by 27%, to $40,298,000 from $31,719,000, including salaries, which increased by $3,540,000 over the periods (representing 44% of division revenue in the recent period and 51% of revenue in the prior period). This increase was due primarily to the hiring of new personnel to meet the demand for increased services in both the Beijing and Shanghai facilities. Other costs increased $5,039,000 over the periods, primarily due to increases in direct patient care expenses ($904,000), cost allocated from the parent company ($1,271,000), professional fees ($351,000), excise taxes ($594,000) and the reserve for doubtful accounts ($622,000). The Healthcare Services division had income from continuing operations before foreign exchange gains of $8,057,000 in the nine months ended December 31, 2007, compared with income from continuing operations before foreign exchange gains of $3,405,000 in the prior period.

Medical Products Division
     The Medical Products division markets distributes and sells select medical capital equipment, instrumentation and other medical products for use in hospitals in China and Hong Kong on the basis of both exclusive and non-exclusive agreements with the manufacturers of these products.
     In the nine months ended December 31, 2007, this division had revenue of $47,079,000, a 2% increase from revenue of $46,115,000 for the nine months ended December 31, 2006. While revenues in the division are normally impacted by factors such as credit availability to our customers and other factors as outlined in “Timing of Revenues”, the impact of these factors was particularly significant in the recent period. During the period, we experienced strong sales in diagnostic imaging and robotic surgical products.
     We continue to be impacted by delays in final commercial banking arrangements for sales contracts under the US Export-Import Bank financing program and delays in approving product registrations by the Chinese Government, as well as continuing issues related to the impact of the ongoing reforms of the procurement process in the Chinese healthcare system, including increased requirements for public tendering in capital equipment markets. There can be no assurance that regulatory issues of this nature will not continue to arise in the future.
     Gross profit for the Medical Products division increased to $12,662,000 from $11,166,000 over the periods. As a percentage of revenue, gross profit from the Medical Products division increased to 27% during the recent period from 24% during the same period last year. During the period we recognized $270,000 (0.5% positive impact to gross profit percentage) in additional gross profit due to the reduction in estimates of our future contract obligations. The gross profit margin in the current period is in line with historical averages. The gross profit margin in the prior period included a charge of $110,000 (1% negative impact to gross profit percentage) for certain spare parts inventories that have become obsolete as a result of our suppliers’ end of service support for certain product platforms.
     Expenses for the Medical Products division increased to $13,665,000 from $11,062,000 over the periods and, as a percentage of division revenue, increased to 29% from 24% over the periods. Salaries for the division increased by $767,000 over the periods. The other costs for the division increased $1,826,000 over the periods, primarily due to increased costs allocated from the parent ($1,200,000), travel expense ($317,000) and promotion expense ($125,000). The division had a loss from continuing operations before foreign exchange gains of $1,003,000 in the recent period, compared with income from continuing operations before foreign exchange gains of $104,000 in the prior period.
Other Income and Expenses
     Interest expense during the recent period was incurred on short-term capitalized leases of $33,000, short-term debt of $1,038,000, long-term capitalized leases of $33,000 and long-term debt of $36,594,000, totaling $573,000. Interest expense of $571,000 was also recorded in the same period of the prior year.
Taxes
     We recorded a $1,328,000 provision for taxes in the nine months ended December 31, 2007, as compared to a provision for taxes of $987,000 for the nine months ended December 31, 2006. The decrease in the effective tax rate in the current period was substantially due to an increase in our net deferred tax asset resulting from an increase in the projected profitability in future periods of entities in the U.S. and China, which makes it more likely than not that we will utilize an increased portion of our deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES
     As of December 31, 2007, our cash and cash equivalents and restricted cash, trade accounts receivable and inventories were $57,998,000, $21,383,000 and $9,800,000, respectively, as compared to $10,696,000, $19,237,000 and $7,835,000, respectively, as of March 31, 2007.
     As of the date of this report, we have entered into a series of equity and debt financings, as described below that provide for $105 million in total financing. Pursuant to these financings, as of December 31, 2007 we had received a total of $41 million and as of the date of this report we had received an additional $19 million. The principal purpose of the financings is to provide funds for the expansion of our healthcare system in China, including two joint venture hospitals. Additional details of these financings may be found in Notes 6 and 8 to the consolidated condensed financial statements.
     On November 7, 2007, we entered into a securities purchase agreement with Magenta Magic Limited, a wholly owned subsidiary of J.P. Morgan Chase & Co (“JPM”), pursuant to which we agreed to issue and sell to JPM: (i) 359,195 shares (the “Tranche A Shares”) of common stock for an aggregate purchase price of $10 million or the subscription price of $27.84 per share, (ii) our Tranche B Convertible Notes due 2017 in the aggregate principal amount of $25 million, which were converted into 897,989 shares of our common stock, and (iii) our Tranche C Convertible Notes due 2017 in the aggregate principal amount of $15 million (the “Tranche C Notes”) for a total purchase price of $50 million in gross proceeds. The Tranche C Notes have a ten-year maturity, do not bear interest of any kind and are convertible to common stock at the subscription price at any time by JPM or are mandatorily converted at the subscription price to common stock upon certain project-related events. The first closing under the JPM securities purchase agreement occurred on November 13, 2007, at which time we received $41 million. The second closing under the JPM securities purchase agreement occurred on January 11, 2008 at which time we received $9 million.
     On December 10, 2007, we entered into a securities purchase agreement with the International Finance Corporation (a division of the World Bank) (“IFC”), pursuant to which we agreed to issue and sell IFC 359,195 shares of common stock for an aggregate purchase price of $10 million or the subscription price of $27.84 per share. The closing of the sale of common stock pursuant to the IFC securities purchase agreement occurred on January 11, 2008 at which time we received $10 million. In addition, on December 10, 2007, we entered into a loan agreement with IFC that provides for loans in the aggregate amount of $25 million for our future healthcare joint ventures in China (the “IFC Loans”). The IFC Loans would be made directly to one or both of the future healthcare joint ventures in China. The term of the IFC Loans would be 9.25 years and would bear interest equal to a fixed base rate determined at the time of each disbursement (LIBOR) plus 2.75% per annum. The interest rate may be reduced to LIBOR plus 2.0% upon the satisfaction of certain conditions. The loans will include certain other covenants which require the borrowers to achieve and maintain specified liquidity and coverage ratios in order to conduct certain business transactions such as pay intercompany management fees or incur additional indebtedness. The obligation of each borrowing joint venture under the IFC Loans will be guaranteed by the Company. In terms of security, IFC will have, among other things, a pledge of the Company’s equity interest in the borrowing joint ventures and a lien over the equipment owned by the borrowing joint ventures, as well as a lien over their bank accounts. There were no amounts outstanding under any IFC Loans as of the date of this report.
     On January 10, 2008, we entered into a loan agreement with DEG-Deutsche Investitions-Und Entwicklungsgesellschaft (“DEG”) of Frankfurt, Germany (a member of the KfW banking group), providing for loans in the aggregate amount of $20 million for our future healthcare joint ventures in China (the “DEG Loans”). The DEG Loans are substantially identical to the IFC Loans, having a 9.25-year term and an initial interest rate set at LIBOR plus 2.75%. The DEG Loans would also be made directly to one or both of the future healthcare joint ventures in China, neither of which has been formed yet. The obligations under the DEG Loans would also guaranteed by the Company and would be senior and secured, ranking pari passu in seniority with the IFC Loans and sharing pro rata with the IFC Loans in the security interest granted over the Company’s equity interests in the future healthcare joint ventures, the security interests granted over the assets of the borrowing joint ventures and any proceeds from the enforcement of such security interests. There were no amounts outstanding under any DEG Loans as of the date of this report.

     In October 2005, BJU and SHU obtained long-term debt financing under a program with the IFC for 64,880,000 Chinese Renminbi (approximately $8 million). The term of the loan is 10 years at an initial interest rate of 6.73% with the borrowers required to begin making payments into a sinking fund beginning in the fourth year, with the option to extend the beginning of these payments to the fifth year if certain loan covenants have been met. The interest rate will be reduced to 4.23% for any amount of the outstanding loan on deposit in the sinking fund. The loan program also includes certain other covenants which require the borrowers to achieve and maintain specified liquidity and coverage ratios in order to conduct certain business transactions such as pay intercompany management fees or incur additional indebtedness. The Company guaranteed repayment of this loan in the full amount of the indebtedness should the borrowers default as defined in the loan agreement. In terms of security, IFC has, among other things, a lien over the equipment owned by the borrowers and over their bank accounts. In addition, IFC has a lien over the Company’s accounts not already pledged, but not over other Company’s assets. As of December 31, 2007, the outstanding balance of this debt was $8,882,000 and was classified as long-term.
     As of December 31, 2007, there were letters of credit outstanding of $135,000 and we had no outstanding balance in borrowings under our $1,750,000 credit facility with M&T Bank. The borrowings under that credit facility bear interest at 1% over the three-month London Interbank Offered Rate (“LIBOR”). Balances outstanding under the facilities are payable on demand, fully secured and collateralized by government securities acceptable to the bank having an aggregate fair market value of not less than $1,945,000.
     In October 2007 we finalized a $5,000,000 credit agreement with United Commercial Bank, a foreign bank licensed in China for the opening of bid and performance bonds required by the sales contracts in the Medical Products division. The agreements call for 40% cash collateral on deposit for any performance bond issuance and 30% cash collateral on deposit for any bid bond issuances. The credit agreement was signed with our German subsidiary and guaranteed by the Company. As of December 31, 2007, we had opened bonds under this facility in the aggregate amount of €1,125,000 (approximately $1,656,000) which are partially secured by a cash deposit of approximately 30% held by the issuing bank in China. These bonds expire at various times between May and July of 2008.
     In June of 2006, a building contractor brought a lawsuit in China against Shanghai United Family Hospital and Clinics (“SHU”) claiming certain amounts due in connection with the original construction of the facility. At December 31, 2007 the amount in dispute is approximately $905,000 and we have accrued an amount of $323,000 representing our estimate of the amount payable. The contractor has obtained a lien on certain SHU cash accounts in the amount of $1,092,000, which has been classified as restricted cash on our balance sheet. We believe the amount claimed in the lawsuit significantly exceeds the actual amount payable. As of the date of this report the case is still open.
     We have an agreement with a major vendor whereby the vendor has agreed to provide up to $4,000,000 of long-term (one and one-half years on those transactions that have occurred to date) payment terms on our purchase of certain medical equipment from the vendor under government backed financing program contracts. The arrangement carries an interest component of five percent. At December 31, 2007, the Company had short-term debt of $1,021,000 under this agreement. At March 31, 2007 the Company had $2,087,000 of short-term debt outstanding under this agreement.
     Over the next twelve months we anticipate capital expenditures related to the maintenance and expansion of our existing business operations to total approximately $4 million. Our Healthcare Services division intends to finance these and certain expansion expenditure principally through the 2005 debt financing program with IFC, limited short-term vendor financing arrangements, as well as cash flows from operations. Our Medical Products division intends to finance capital expenditures for growth projects under the vendor financing arrangement discussed above, from cash flows from operations and corporate capital reserves. In addition we intend to finance certain corporate expenditures for information systems development through cash flows from operations, additional bank loans to the extent available and corporate capital reserves. There can be no assurances that the foregoing sources will be sufficient to finance in whole or in part any proposed capital expenditures.
     In addition to the capital expenditures described above, new projects and business initiatives in both divisions include new healthcare facilities, capital improvements, requirements for bonds in the medical products division and equipment requirements. As noted earlier, we have recently entered into agreements providing for $105 million in financings, the principal purpose of which is to fund expansion of our healthcare system in China, including new joint venture hospitals planned in Guangzhou and Beijing. The new joint ventures have not yet been formed and the hospital projects are in the planning stages. The timing of certain government approvals required to initiate capital development phases is unknown; accordingly we are unable to estimate capital expenditures over the next twelve months. However, we do not expect them to be significant.

TIMING OF REVENUES
     The timing of our revenue is affected by several factors.
     In the Healthcare Services division, our revenue is dependent on seasonal fluctuations related to epidemiology factors and the life styles of the expatriate community. For example, many expatriate families traditionally take annual home leave outside of China during the summer months.
     In the Medical Products division, sales of capital equipment require registration approvals from the Chinese government and often involve protracted sales efforts, long lead times, financing arrangements and other time-consuming steps. For example, we have experienced significant delays in obtaining approvals for product registrations and many end users are required to purchase capital equipment through a formal public tendering process, which often entails an extended period of time before the sale can be completed. Further, in light of the dependence by purchasers of capital equipment on the availability of credit, the timing of sales may depend upon the timing of our or our purchasers’ abilities to arrange for credit sources, including loans from local Chinese banks or financing from international loan programs such as those offered by the U.S. Export-Import Bank and the German KfW Development Bank. In addition, a relatively limited number of orders and shipments may constitute a meaningful percentage of our revenue in any one period.
     As a result of these factors impacting the timing of revenues, our operating results have varied and are expected to continue to vary from period to period and year to year.
FOREIGN CURRENCY EXCHANGE AND IMPACT OF INFLATION
     Since we receive approximately 70% of our revenue in local Chinese currency, we have some foreign currency risk. Since the Chinese currency was allowed to float against the U.S. dollar beginning July 21, 2005, strengthening of the RMB has resulted in an exchange rate of 7.3/USD or a cumulative rate change of 11.8% as of December 31, 2007. The RMB is not a freely traded international currency and there are not generally available hedges against its fluctuation.
     We also have purchased and will continue to purchase some products in freely transferable Western currencies other than USD, such as Euros. We have sold and will continue to sell such products in China for USD. To the extent that the value of the USD fluctuates against such a currency, we could experience an impact on profitability.
     During the nine month period ending December 31, 2007, we had exchange gains of $859,000 which amounts are included in general and administrative expenses on our consolidated condensed statements of operations. During the nine month period ending December 31, 2006 we had exchange gains of $197,000 which are included in general and administrative expenses on our consolidated condensed statements of operations.
     As part of our risk management program, we also perform sensitivity analyses to assess potential changes in revenue, operating results, cash flows and financial position relating to hypothetical movements in currency exchange rates. Our sensitivity analysis of changes in the fair value of the RMB to the USD at December 31, 2007, indicated that if the USD uniformly increased in value by 10 percent relative to the RMB, then we would have experienced a 11% smaller net income. Conversely, a 10 percent increase in the value of the RMB relative to the USD at December 31, 2007, would have resulted in a 13% higher net income.
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
     Based on the Consumer Price Index, over the periods 2004 to 2006, inflation in China has averaged 2.5% per annum and in the United States has averaged 2.9% per annum. The impact on the Company’s operations has been insignificant.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     The Company believes that its market risk exposures are immaterial as the Company does not have instruments for trading purposes, and reasonable possible near-term changes in market rates or prices will not result in material near-term losses in earnings, material changes in fair values or cash flows for all instruments.
ITEM 4. CONTROLS AND PROCEDURES
     Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the period ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
     On November 7, 2007, the Company entered into the JPM Financing, pursuant to which the Company sold to JPM: (i) the 359,195 shares, Tranche A Shares; (ii) the Tranche B Convertible Notes in the aggregate principal amount of $25 million and (iii) the Tranche C Convertible Note in the aggregate principal amount of $15 million.
     The Tranche C Note has a ten-year maturity and is convertible by the holder at any time and will be automatically converted upon the completion of two proposed new and/or expanded hospitals in China (the “JV Hospitals”), subject to compliance with certain JPM Financing provisions. Notwithstanding the foregoing, the Tranche C Notes would be automatically converted after the earlier of 12 months having elapsed following commencement of operations at either of the JV Hospitals or either of the JV Hospitals achieving break-even earnings before interest, taxes, depreciation and amortization for any 12-month period ending on the last day of a fiscal quarter, subject to compliance with certain JPM Financing provisions. In the event that we fail to meet the foregoing conditions to automatic conversion, then the notes could remain outstanding, ultimately requiring repayment which may interfere with future borrowing.

     In connection with the JPM Financing, the Company entered into an Investor Rights Agreement (the “Investor Rights Agreement”), pursuant to which will be entitled to certain financial information on an ongoing basis, access to Company books and records, assurances of Company management continuity, limitations on the use of JPM Financing proceeds to the JV Hospitals and other prescribed purposes, maintenance of Company insurance policies, assurances as to certain terms of any new joint ventures entered into by the Company in connection with the JV Hospitals, cross defaults with certain other Company debt, various limitations on future issuances of equity securities by the Company during the first year following the initial closing under the JPM Facility on January 11, 2008, a right of first refusal as to 20% of certain future equity securities issuances, consolidated leverage ratio and consolidated interest coverage ratio financial covenants and other covenants and conditions. In the event that we fail to satisfy any of the covenants contained in the Investor Rights Agreement, we may face claims for damages and the inability to automatically convert the Tranche C Notes to our common stock.
     In connection with the JPM Financing, the Company entered also into a Registration Rights Agreement (the “Registration Rights Agreement”) pursuant to which the Company agreed to file a shelf registration statement within 30 days of the initial closing date and certain other registration statements upon demand by certain holders of the Tranche A Shares and the shares of common stock issued upon conversion of the Notes with the Securities and Exchange Commission to register for resale such shares. In the event that we fail to comply with our registration obligations under the Registration Rights Agreement, we may face claims for damages. Also, registration under the Registration Rights Agreement may interfere with our ability to conduct future offerings that require registration.
     Risks related to our Healthcare Services division
We may not be able to complete our proposed new and/or expanded hospital projects on budget if at all, which would materially and adversely affect our financial condition.
     The JPM and DEG Financings and future financings are designed in part to provide sufficient funds for our proposed new and/or expanded hospital projects. As presently budgeted, such projects will require more financing than we currently have obtained. Such projects are in early stage planning and will take significant time to complete, which completion cannot be assured. If we are unable to obtain sufficient financing, our budgeted costs are incorrect or other factors interfere with our ability to complete such projects, then we may therefore not be able to complete the projects as planned or at all, which would result in the incurrence of debt and other costs that are not necessarily offset by the anticipated revenues from the projects. In addition, obtaining additional financing and completing the projects will be required to automatically convert the Tranche C Notes, then the Tranche C Notes could remain outstanding, ultimately requiring repayment which may interfere with future borrowing.

ITEM 6. EXHIBITS
The exhibits listed below are filed as a part of this quarterly report:

3.1	Amended and Restated Certificate of Incorporation of the Company dated October 28, 2004. Incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2005.
3.2	Amendment to Certificate of Incorporation dated July 10, 2007. Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on July 10, 2007.
3.3	By-laws of the Company. Incorporated by reference to Annex C to the Company’s Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on September 7, 2002.
3.4	Certificate of Designations of Series A Junior Participating Preferred Stock of Chindex International, Inc. Incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2007.
4.1	Form of Specimen Certificate representing the Registrant’s Common Stock. Incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form SB-2 (No. 33-78446) (The “IPO Registration Statement”).
4.2	Form of Specimen Certificate representing Class B Common Stock. Incorporated by reference to Exhibit 4.3 to the IPO Registration Statement.
4.3	Rights Agreement, dated as of September 7, 2007, between Chindex International, Inc. and American Stock Transfer & Trust Company, as Rights Agent, which includes form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Stock as Exhibit C. Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on September 7, 2007.
4.4	The Company’s 2007 Stock Incentive Plan Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated September 11, 2007.
10.1	RMB Loan Agreement among Beijing United Family Health Center, Shanghai United Family Hospital, Inc. and International Finance Corporation, dated October 10, 2005. Incorporated by reference to Exhibit 10.28 to the Company’s Quarterly Report on Form 10-Q for the six months ended December 31, 2005.
10.2	Guarantee Agreement between Chindex International, Inc. and International Finance Corporation, dated October 11, 2005. Incorporated by reference to Exhibit 10.29 to the Company’s Quarterly Report on Form 10-Q for the six months ended December 31, 2005.
31.1	Certification of the Company’s Chief Executive Officer Pursuant to Rule 13a-14(a) (filed herewith) Certification of the Company’s Chief Financial Officer Pursuant to
31.2	Rule 13a-14(a) (filed herewith)
31.3	Certification of the Company’s Principal Accounting Officer Pursuant to Rule 13a-14(a) (filed herewith)
32.1	Certification of the Company’s Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 (filed herewith)
32.2	Certification of the Company’s Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 (filed herewith)
32.3	Certification of the Company’s Principal Accounting Officer Pursuant to 18 U.S.C. Section 1350 (filed herewith)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHINDEX INTERNATIONAL, INC.
Dated: February 7, 2008	By:	/S/ Lawrence Pemble

Lawrence Pemble Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Dated: February 7, 2008	By:	/S/ Cheryl Chartier

Cheryl Chartier Corporate Controller (Principal Accounting Officer)