Form 10-K
period 2008-03-31
CHINDEX INTERNATIONAL INC
filed 2008-06-16
CIK 922717

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended March 31, 2008
Commission File No. 0-24624
CHINDEX INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	13-3097642
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
4340 East West Highway, Suite 1100
Bethesda, Maryland 20814
(301) 215-7777
Securities registered pursuant to Section 12(b) of the Act: NONE
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $.01 par value and associated Preferred Stock Purchase Rights
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in a definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of September 30, 2007 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $160,486,048.
The number of shares outstanding of each of the registrant’s class of common equity, as of May 21, 2008, was 13,197,203, shares of Common Stock and 1,162,500 shares of Class B Common Stock.
Documents Incorporated by Reference: Part III: Proxy Statement with respect to the registrant’s 2008 annual meeting of shareholders.

CHINDEX INTERNATIONAL, INC.
TABLE OF CONTENTS

PART I	4

ITEM 1. BUSINESS	4
General	4
Healthcare Services Division	4
Medical Products Division	6
Discontinued Operations	7
Competition	7
Employees	8
Internet Information and SEC Documents	8

ITEM 1A. RISK FACTORS	8

ITEM 1B. UNRESOLVED STAFF COMMENTS	22

ITEM 2. PROPERTIES	22

ITEM 3. LEGAL PROCEEDINGS	23

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	23

PART II	23

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND	23
ISSUER REPURCHASES OF EQUITY SECURITIES

ITEM 6. SELECTED FINANCIAL DATA	25

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	27
Overview	27
Critical Accounting Policies	28
Fiscal year ended March 31, 2008 compared to fiscal year ended March 31, 2007	30
Fiscal year ended March 31, 2007 compared to fiscal year ended March 31, 2006	33
Liquidity and Capital Resources	35
Timing of Revenue	38
Foreign Currency Exchange and Impact of Inflation	38

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	39

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	40

ITEM 9A. CONTROLS AND PROCEDURES	71

ITEM 9B. OTHER INFORMATION	72

NONE.	72

PART III	72

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.	72

ITEM 11. EXECUTIVE COMPENSATION	72

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND	72
RELATED STOCKHOLDER MATTERS

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE	72

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES	72

PART IV	73

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES	73

PART I
ITEM 1. BUSINESS
General
          Chindex International, Inc. (“Chindex” or “the Company”), founded in 1981, is an American company operating in several healthcare markets in China, including Hong Kong. Revenues are generated from the provision of healthcare services and the sale of medical equipment, instrumentation and products. The Company operates in two business segments.
•	Healthcare Services division. This division operates the Company’s United Family Healthcare network of private hospitals and clinics. United Family Healthcare currently owns and operates hospital and affiliated clinic facilities in the Beijing and Shanghai markets. The division opened its first managed clinic in the city of Wuxi south of Shanghai in early 2008 and plans to enter the Guangzhou market in southern China in 2008 with an owned clinic facility to be followed by a hospital facility planned for 2010. In addition, an additional owned hospital in Beijing is also planned for opening in 2010. For fiscal 2008, the Healthcare Services division accounted for 51% of the Company’s revenue. (See Note 13 to the consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.)

•	Medical Products division. This division markets, distributes and sells select medical capital equipment, instrumentation and other medical products for use in hospitals in China and Hong Kong on the basis of both exclusive and non-exclusive agreements with the manufacturers of these products. The division revenues are generated through a nation-wide direct sales force that also manages local sub-dealers regionally throughout the country. The distribution business unit provides supply chain management and logistics services to both divisions of the Company. For fiscal 2008, the Medical Products division accounted for 49% of our revenue. (See Note 13 to the consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.)
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
          Our long-term expansion plans include targeted expansion into largely Chinese populated markets through the development of additional United Family Healthcare facilities in Chinese cities such as Guangzhou, Ningbo, Wuxi and Xiamen as well as additional facilities in our existing markets of Beijing and Shanghai. Our plans also include the continued expansion of services in existing facilities and the opening of additional affiliated satellite clinics and hospitals. Currently under development are plans to enter the Guangzhou market in southern China in 2008 with an owned clinic facility to be followed by a hospital facility planned for 2010. An additional owned hospital in Beijing is also planned for opening in 2010. These projects will be developed with proceeds of funds raised during fiscal 2008. As of the end of fiscal 2008, we have entered into a series of equity and debt financings that provide for $105 million in total financing (see “Liquidity and Capital Resources” and Notes 5 and 6 to the consolidated financial statements).
          We are also beginning to market our hospital management expertise to third party facilities not owned by Chindex. Our first management agreement for the licensing and management of a United Family Clinic in Wuxi was signed in May 2007. All of these expansion plans depend on the availability of capital resources, as to which there can be no assurances.
          UFH — Beijing Market — Beijing United Family Hospital and Clinics (BJU)
          BJU is housed in a modern facility in the eastern section of Beijing, amidst a concentration of high income communities. It was the first officially-approved healthcare joint venture to provide international standard inpatient and outpatient healthcare services in China. It is a contractual joint venture between Chindex and the Chinese Academy of Medical Sciences, with Chindex entitled to 90% of the net profits of the enterprise. BJU received the initial national level approvals from the Chinese Ministry of Health and Ministry of Foreign Trade and Economic Cooperation in 1995.
          There are currently two satellite clinics affiliated with BJU. The first, opened in 2002, is Beijing United Family Clinic — Shunyi. The Shunyi Clinic is located in the high rent residential suburb of Shunyi County. It is also located near the International School of Beijing. The second, opened in June of 2005, is Beijing United Jianguomen Clinic. It is in downtown Beijing located in a prestigious luxury hotel complex in the heart of the diplomatic district. These clinics are part of the BJU expansion strategy. Development plans for fiscal 2009 include substantial expansions of both clinic facilities. A new equity joint venture United Family hospital facility in Beijing is under development and is planned to open in 2010. This facility is planned to be approximately 150 beds, with a full compliment of clinical services aimed primarily toward the Chinese speaking market.
          The UFH network in Beijing received accreditation from the Joint Commission International (JCI) in 2004 and is the only accredited healthcare network in North Asia and one of only three JCI accredited hospitals in China.

          UFH — Shanghai Market — Shanghai United Family Hospital and Clinics (SHU)
          In 2002 we received approval to open a second hospital venture in Shanghai. This second United Family Hospital is located in the Changning District of Shanghai, also a center of the expatriate community and an affluent Chinese residential district on the western side of the Huangpu River. This facility is also a contractual joint venture. Our local partner is Changning District Central Hospital, with Chindex being entitled to 70% of the net profits of the enterprise.
          There is currently one satellite clinic affiliated with SHU, the Shanghai Racquet Club Clinic, which is also geographically located in a luxury expatriate residential district. The second satellite clinic affiliated with SHU is currently under construction and is planned to open in fiscal 2009. It will be located in the Pudong district, the eastern side of the Huangpu River, another major residential concentration of expatriate and affluent Chinese populations.
          The UFH hospital in Shanghai is preparing for its accreditation survey by the JCI in mid-2008. As a cornerstone component of the quality standard which is the hallmark of UFH, it is the goal of the organization that all its facilities be JCI accredited or eligible for such accreditation.
Medical Products Division
          Since the founding of the Company in 1981, Chindex has marketed, distributed and sold select medical equipment, instrumentation and products for use in hospitals in China and Hong Kong. This business is conducted through the Medical Products division.
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
          Through a matrix of dedicated marketing and technical service departments, local area product and technical specialists, local area territory representatives, clinical application specialists, and distribution and logistics services, we provide comprehensive market coverage for our clients and suppliers through a network of regional offices on a nationwide basis. Purchases of medical capital equipment are normally denominated in U.S. dollars or Euros. Sales of medical capital equipment are normally export sales denominated in U.S. dollars or Euros and are made on the basis of foreign trade contracts to Foreign Trade Corporations (FTCs), which serve as the purchasing agents for China’s larger hospitals. Sales of lower value capital equipment, instrumentation and medical products are normally local currency sales denominated in Chinese Renminbi (RMB) and are made from inventory stock imported by Chindex’s logistics services platform and sold either directly to Chinese hospitals or to local Chinese dealers.
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

          The Medical Products division includes a technical service department to support the activities of the division. We are responsible for the technical support of virtually all the medical equipment that we sell. This technical service department maintains spare parts inventories and employs factory-trained service engineers based in our regional offices on a nationwide basis.
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
          Chindex owns and operates local subsidiaries in China, Hong Kong, Germany and other international locations that provide global distribution services to all of our operating departments and divisions. In China, our operations include distribution/logistics centers in Shanghai and Beijing and additional local warehouses in eastern China that support local Medical Product division sales. In Germany, our operations coordinate the execution of German KfW Development Bank financing projects. In Hong Kong, our operations service the local markets for certain products.
          The products sold by the Medical Products division include diagnostic color ultrasound imaging devices, robotic surgical systems and instrumentation, chemistry analyzers, mammography and breast biopsy devices and lasers for cosmetic surgery.
          Subject to the availability of capital and other conditions, our long-term growth plans for the division include the development of comprehensive supply chain services to Chinese hospitals, expanding the variety of government-sponsored loan programs available to our hospitals customers, as well as continuing to add new products and medical technologies to our offerings and continuing to expand our sales channels, primarily through the use of local sub-distributor networks, to access increasingly deeper levels of the Chinese hospital marketplace.
Discontinued Operations
          In fiscal 2006, we decided to close the retail operations of our former Healthcare Products Distribution division, which had suffered continuing losses over a nine year period. The closure was completed by the end of fiscal 2007. The distribution and logistics services that had been part of the discontinued operations were absorbed by the parent company.
Competition
          In the healthcare services business, there are no Western-owned and operated hospital networks in China that compete with the UFH network in serving the expatriate, diplomat and affluent local Chinese markets. Although there are several foreign-invested hospitals that have been announced and are in the planning stages, we do not know of any that have successfully opened in the geographic areas of the current UFH network facilities that are as comprehensive or would offer the same full scope and quality of services. There are, however, several Western-operated clinics and a variety of foreign-invested joint ventures that provide high quality outpatient and limited inpatient services marketed to the expatriate and affluent Chinese market segments in Beijing, Shanghai and Guangzhou.

          In the sale of medical capital equipment, instrumentation and products by the Medical Products division, we compete with other independent distributors in China that market similar products. In addition, we face more significant competition from established manufacturers of medical equipment such as General Electric, Philips and Toshiba, as well as Chinese, joint venture and other foreign manufacturers. These manufacturers maintain their own direct sales force in China and also sell through distributors and may have greater resources, financial or otherwise, than we do. In addition, the products themselves supplied by us compete with similar products of foreign, joint venture and domestic manufacturers. In the government loan business, we compete with large packagers including Hospitalia, Vamed, and Hamilton, as well as a growing number of smaller packagers that are supported by the manufacturers that represent our competition in the medical capital equipment business. In some cases, we may collaborate with our medical capital equipment competition to provide a wider product range to our customers utilizing government-sponsored loans to purchase products from Chindex. Our competitive position for medical product sales depends upon, among other factors, our ability to attract and retain distribution rights for quality medical products and qualified personnel in sales, technical and administrative capacities.
Employees
          At March 31, 2008, the Company had 1,181 full-time salaried employees. Of these, 1,164 are in China or Hong Kong. Of the full-time personnel in China and Hong Kong, 134 are expatriates and 1,030 are Chinese or third country nationals. Of our non-U.S. based full-time employees, 847 are employed by the United Family Hospitals and Clinics. Neither the Company nor its subsidiaries is subject to any labor union contracts. The Company is not subject to seasonal fluctuations relative to employees. Employees’ compensation is usually indexed to local inflation statistics. The Company’s relations with its employees are good.
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
          We may not be able to raise adequate capital to complete some or all of our business strategies or to react rapidly to changes in technology, products, services or the competitive landscape. Healthcare service and product providers in China often face high capital requirements in order to take advantage of new market opportunities, respond to rigorous competitive pressures and react quickly to changes in technology. Many of our competitors are committing substantial capital and, in many instances, are forming alliances to acquire or maintain market leadership. There can be no assurance that we will be able to satisfy our capital requirements in the future. In particular, our strategy in the business of providing healthcare services includes the establishment and maintenance of healthcare facilities, which require significant capital. In addition, we plan to expand our distribution capabilities for medical products. In the absence of sufficient available capital, we would be unable to establish or maintain healthcare facilities as planned, and would be unable to expand our distribution business as planned.
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
          We have expanded our operations rapidly in recent years and continue to explore ways to extend our service and product offerings. Our growth may place a strain on our management systems, information systems, resources and internal controls. Our ability to successfully distribute products and offer services requires adequate information systems and resources and oversight from senior management. We will need to modify and improve our financial and managerial controls, reporting systems and procedures and other internal control and compliance procedures as we continue to grow and expand our business. If we are unable to manage our growth and improve our controls, systems and procedures, they may be ineffective, we may be unable to operate efficiently and we may lose the ability to manage many other aspects of our business effectively and/or experience errors or information lapses affecting public reporting.
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

If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results. As a result, current and potential shareholders could lose confidence in our financial reporting, which would harm our business and the trading price of our stock.
          Our management has determined that as of March 31, 2008, we did not maintain effective internal controls over financial reporting based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework as a result of the identified material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. For a detailed description of these material weaknesses and our remediation efforts and plans, see “Item 9A — Controls and Procedures.” If the result of our remediation of the identified material weakness is not successful, or if additional material weaknesses are identified in our internal control over financial reporting, our management will be unable to report favorably as to the effectiveness of our internal control over financial reporting and/or our disclosure controls and procedures, and we could be required to further implement expensive and time-consuming remedial measures and potentially lose investor confidence in the accuracy and completeness of our financial reports which could have an adverse effect on our stock price and potentially subject us to litigation.
If we lost the services of our key personnel, then our leadership, expertise, experience, business relationships, strategic and operational planning and other important business attributes would be diminished.
          Our success to a large extent depends upon the continued services of certain executive officers, particularly Roberta Lipson, the Chief Executive Officer, Lawrence Pemble, the Chief Financial Officer and Treasurer, Elyse Beth Silverberg, the Executive Vice President and Secretary and Anne Marie Moncure, President of United Family Healthcare. We have entered into an employment agreement with Ms. Lipson that contains non-competition, non-solicitation and confidentiality provisions, and we maintain key-person life insurance coverage in the amount of $2,000,000 on the life of Ms. Lipson. Mr. Pemble is subject to an employment agreement that contains non-competition, non-solicitation and confidentiality provisions, but we do not maintain an insurance policy on his life. Ms. Silverberg is subject to an employment agreement that contains non-competition, non-solicitation and confidentiality provisions, but we do not maintain an insurance policy on her life. Ms. Moncure is subject to an employment agreement that contains non-competition, non-solicitation and confidentiality provisions, but we do not maintain an insurance policy on her life. The loss of service of any of our key employees could diminish our leadership, expertise, experience, business relationships, strategic and operating planning and other important business attributes, thus materially harming our business.
Our business could be adversely affected by inflation or foreign currency fluctuation.
          Because we receive over 68% of our revenue and generated 72% of our expenses within China, we have foreign currency exchange risk. The Chinese currency (RMB) is not freely traded and is closely controlled by the Chinese Government. The US dollar has experienced volatility in world markets recently. During fiscal 2008 the RMB strengthened against the USD resulting in a cumulative rate change of 9.3% for the year. During fiscal 2008, we had exchange gains of $604,000 which are included in general and administrative expenses on our consolidated statements of operations.
          As part of our risk management program, we also perform sensitivity analyses to assess potential changes in revenue, operating results, cash flows and financial position relating to hypothetical movements in currency exchange rates. Our sensitivity analysis of changes in the fair value of the RMB to the USD at March 31, 2008, indicated that if the USD uniformly increased in value by 10 percent relative to the RMB, then we would have experienced a 18% decrease in net income. Conversely, a 10 percent increase in the value of the RMB relative to the USD at March 31, 2008, would have resulted in a 22% increase in net income.

          Based on the Consumer Price Index, in the calendar year ended December 31, 2007, inflation in China was 4.8% and inflation in United States was 4.1%. The average annual rate of inflation over the three-year period from 2005 to 2007 was 2.8% in China and 3.3% in the United States.
We have entered into loan arrangements that could impair our financial condition and prevent us from fulfilling our business obligations.
          The Company entered into financings with certain institutions, which indebtedness will require principal and interest payments. As of March 31, 2008, our total indebtedness was approximately $22.6 million, including $12.6 million of Tranche C Convertible Notes to a subsidiary of J. P. Morgan Chase & Co (JPM), with an additional $20 million and $25 million of availability provided for pursuant to loan arrangements with International Finance Corporation (IFC) and DEG-Deutsche Investitions-Und Entwicklungsgesellschaft (DEG), respectively. See Note 5 to the consolidated financial statements. Our level of indebtedness could affect our future operations, for example by:
•	requiring a substantial portion of our cash flow from operations to be dedicated to the payment of principal and interest on indebtedness instead of funding working capital, capital expenditures, acquisitions and other business purposes;

•	making it more difficult for us to satisfy all of our debt obligations, thereby increasing the risk of triggering a cross-default provision;

•	increasing our vulnerability to economic downturns or other adverse developments relative to less leveraged competitors;

•	limiting our ability to obtain additional financing for working capital, capital expenditures, acquisitions or other corporate purposes in the future; and

•	increasing our cost of borrowing to satisfy business needs.
          The Tranche C Notes have a ten-year maturity and are convertible by the holder at any time and will be automatically converted upon the completion of two proposed new and/or expanded hospitals in China (the “JV Hospitals”), subject to compliance with certain financing provisions. Notwithstanding the foregoing, the Tranche C Notes would be automatically converted after the earlier of 12 months having elapsed following commencement of operations at either of the JV Hospitals or either of the JV Hospitals achieving break-even earnings before interest, taxes, depreciation and amortization for any 12-month period ending on the last day of a fiscal quarter, subject to compliance with certain financing provisions. In the event that we fail to meet the foregoing conditions to automatic conversion, then the notes could remain outstanding, ultimately requiring repayment, which sustain the indebtedness and the described risks relating thereto.
We may be unable to service or refinance our debt.
          Our ability to make scheduled payments on, or to reduce or refinance, our indebtedness will depend on our future financial and operating performance. To a certain extent, our future performance will be affected by the impact of general economic, financial, competitive and other factors beyond our control, including the availability of financing in the banking and capital markets. We cannot be certain that our business will generate sufficient cash flow from operations to service our debt. If we are unable to meet our debt obligations or to fund our other liquidity needs, we will need to restructure or refinance all or a portion of our debt to avoid defaulting on our debt obligations or to meet other business needs. A refinancing of any of our indebtedness could be at higher interest rates, could require us to comply with more onerous covenants that further restrict our business operations, could be restricted by another of our debt instruments outstanding, or refinancing opportunities may not be available at all.

The terms of our indebtedness impose significant restrictions on our operating and financial flexibility.
          The agreements relating to our indebtedness contain various covenants that limit our (and our subsidiaries’) ability to, among other things:
•	incur or guarantee additional indebtedness;

•	make restricted payments, including dividends and management fees;

•	create or permit certain liens;

•	enter into business combinations and asset sale transactions;

•	make investments;

•	enter into transactions with affiliates;

•	incur certain expenditures; and

•	enter into new businesses.
          The terms of our agreements with JPM impose covenants that if not complied with could impose damages and prevent the Tranche C Notes from being converted to common stock.
          We entered into an investor rights agreement with JPM, pursuant to which JPM will be entitled to certain financial information on an ongoing basis, access to our books and records, assurances of our management continuity, limitations on the use of proceeds to the JV Hospitals and other prescribed purposes, maintenance of our insurance policies, assurances as to certain terms of any new joint ventures entered into by us in connection with the JV Hospitals, cross defaults with certain other debt, various limitations on future issuances of equity securities by us, a right of first refusal as to 20% of certain future equity securities issuances, consolidated leverage ratio and consolidated interest coverage ratio financial covenants and other covenants and conditions. In the event that we fail to satisfy any of the covenants contained in the investor rights agreement, we may face claims for damages and the inability to automatically convert the Tranche C Notes to our common stock.
Risks Relating to the Healthcare Services Division
If we do not attract and retain qualified physicians, administrators or other hospital personnel, our hospital operations would be adversely affected.
          Our success in operating our hospitals and clinics will be, in part, dependent upon the number and quality of physicians on the medical staff of these hospitals and our ability to maintain good relations with our physicians. As we offer international standard healthcare at our hospitals and clinics, we are further dependent on attracting a limited number of qualified Western medical professionals, not all of whom have long-term relationships with China. Physicians may terminate their affiliation with our hospitals at any time. If we are unable to successfully maintain good relationships with physicians, our results of operations may be adversely affected. In addition, the failure to recruit and retain qualified management, nurses and other medical support personnel, or to control labor costs, could have an adverse effect on our business and results of operations.
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
          Our information systems and applications require continual maintenance, upgrading and enhancement to meet operational needs. Moreover, the proposed expansion of facilities and similar activities requires transitions to or from, and the integration of, various information systems. We regularly upgrade and expand our information systems capabilities and, in fiscal 2007 began development and incremental implementation of new clinical and financial reporting systems throughout our healthcare services operations. This program, future upgrades to it and other proposed system-wide improvements in information systems are expected to require capital expenditures. If we experience difficulties with the transition to or from information systems or are unable to properly implement, finance, maintain or expand our systems, we could suffer, among other things, from operational disruptions, which could adversely affect our prospects or results of operations.
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

Expansion of healthcare services to reach the Chinese population depends to some extent on the development of insurance products that are not available now.
          Medical insurance is not generally available to the Chinese population and so visits to our hospital facilities by the local population are usually paid for in cash. Our expansion plans call for increasing the number of local Chinese who use our facilities. In order to achieve this we are working with various organizations to develop insurance products that would cover some or all of the costs of visits to our facilities and thus effectively open up the market on a broader basis. If such efforts fail our ability to continue to grow the Healthcare Services division of the Company could be at risk.
Our loan from the IFC places restrictions on the conduct of our healthcare services business.
          The loan from the IFC to BJU and SHU, which is guaranteed by the parent company, requires us to achieve specified liquidity and coverage ratios and meet other operating requirements in order for us to conduct certain transactions in our healthcare services business.
          The terms of our indebtedness with the IFC impose significant restrictions on our business. The indentures governing our outstanding notes and the agreement governing our loan contain various covenants that limit the ability of our hospitals to, among other things:
•	incur or guarantee additional indebtedness;

•	make restricted payments, including dividends and management fees;

•	create or permit certain liens;

•	enter into business combinations and asset sale transactions;

•	make investments;

•	enter into transactions with affiliates;

•	incur certain expenditures; and

•	enter into new businesses.
          These restrictions could limit our ability to obtain future financing, make acquisitions or needed capital expenditures, withstand a future downturn in our business, conduct operations or otherwise take advantage of business opportunities that may arise. The loan agreement with the IFC also requires us to maintain specified financial ratios and our ability to do so may be affected by events beyond our control such as business conditions in China. Our failure to maintain applicable financial ratios, in certain circumstances, would limit or prevent us from making payments from the hospitals to the parent company and would otherwise limit the hospitals’ flexibility in financial matters.
Timing of revenues due to seasonality and fluctuations in financial performance vary from quarter to quarter and are not necessarily indicative of our performance over longer periods.
          In the Healthcare Services division, our revenue is dependent on seasonal fluctuations related to epidemiology factors and the lifestyles of the expatriate community. For example, many expatriate families traditionally take annual home leave outside of China during the summer months. As a result of these factors impacting the timing of revenues, our operating results have varied and are expected to continue to vary from period to period and year to year.
We may not be able to complete our proposed new and/or expanded hospital projects on budget if at all, which would materially and adversely affect our financial condition.
          The JPM, IFC and DEG financings and future financings are designed in part to provide sufficient funds for our proposed new and/or expanded hospital projects. As presently budgeted, such projects will require more financing than we currently have obtained. Such projects are in the early development stage and will take significant time to complete, which completion cannot be assured. If we are unable to obtain sufficient financing, our budgeted costs are incorrect or other factors interfere with our ability to complete such projects, then we may not be able to complete the projects as planned or at all, which would result in the incurrence of debt and other costs that are not necessarily offset by the anticipated revenues from the projects. In addition, obtaining additional financing and completing the projects will be required to automatically convert the Tranche C Notes, then the Tranche C Notes could remain outstanding, ultimately requiring repayment which may interfere with future borrowing.

Risks relating to our Medical Products division
Continuing Losses in the Division
          We have experienced losses in the Medical Products division over the past three fiscal years due to a variety of factors resulting in lackluster sales due primarily to delays in product registration approvals from the Chinese government, delays in renegotiating the trade agreements between the United States and China allowing the use of U.S. Ex-Im backed financings and other factors. There can be no assurance that we will not continue to record operating losses in the future which would have a negative impact on corporate results.
We depend on our relations with suppliers and would be adversely affected by the termination of arrangements with, or shortage or loss of any significant product line from, them.
          We rely on a limited number of suppliers that account for a significant portion of our revenues. During the fiscal year ended March 31, 2008, Siemens Medical Solutions (Siemens) represented 64% of our product revenue and was the only supplier where such percentage was at least 10%. During the fiscal year ended March 31, 2007, Siemens represented 53% of our product revenue and was the only supplier where such percentage was at least 10%. During the fiscal year ended March 31, 2006, Siemens and Guidant Corporation represented 49% and 22% of our product revenue and were the only suppliers where such percentage was at least 10%. Although a substantial number of our relationships with our capital equipment suppliers, including Siemens, are pursuant to exclusive contracts, the relationships are based substantially on specific sales quotas and mutual satisfaction in addition to the other terms of the contractual arrangements. Our agreement with Siemens expired on September 25, 2006 and was renewed on substantially the same terms for an additional three year period. Our agreement with Guidant expired on December 31, 2005, but the business continued on the same terms at will through March 1, 2007, whereupon Guidant assumed direct responsibility for services previously provided by us. None of these agreements contains short-term cancellation provisions, except typical provisions allowing cancellation for breach of contract, bankruptcy, change of ownership, etc. Certain of our contracts with our other suppliers contain short-term cancellation provisions permitting the contracts to be terminated on short notice (from 30 days to six months), minimum sales quantity requirements or targets and provisions triggering termination upon the occurrence of certain events. From time to time, we and/or our suppliers terminate or revise our respective distribution arrangements. There can be no assurance that cancellations of, or other material adverse effects on our contracts, will not occur. As an example of the foregoing risk, Guidant established a subsidiary in China that performs certain services previously performed by us. In that example, we did not have a binding contractual arrangement limiting Guidant’s decision to internalize rather than outsource those services to us. There can be no assurance that our suppliers will not elect to change their method of distribution into the Chinese marketplace to a form that does not use our services.
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
          During fiscal 2008, 2007 and 2006, we recognized $2,845,000, $8,960,000, and $3,923,000 in sales, respectively, related to third party financings pursuant to U.S. Export-Import Bank and German KfW Development Bank loan programs that constituted 4%, 15% and 7% of our product sales for those years. The U.S. Export-Import Bank loan guarantee program that we developed and utilized several times between 1995 and 2002 was halted between 2003 and 2006 due to government-to-government negotiations over a new framework agreement. Periodic financings obtained for customers have had a positive impact on our results of operations during the periods in which they are consummated, including the twelve months ended, March 31, 2006 and March 31, 2007 and may not be indicative of future results. The arrangements for these financings and resultant sales are planned and implemented over a long period of time prior to our recognition of the revenue for them. As a result of the financings, we recognized relatively substantial sales during relatively short periods. Accordingly, our results of operations for the respective fiscal quarters during which the sales were reflected were significantly and positively impacted by the timing of the payments from the financing and were not necessarily indicative of our results of operations for any other quarter or fiscal year. There can be no assurance that the KfW Development Bank or the U.S. Export-Import Bank financing commitments will be obtained by us for our customers in the future. The absence of these financings would continue to have an adverse impact on our sales volume.
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
          As a result of China becoming a member of the World Trade Organization, or WTO, tariffs on medical products have been lowered. In addition, the investment environment has improved for companies interested in establishing manufacturing operations in China. These developments may lead to increased imports of foreign medical products and increased domestic production of such products and therefore lead to increased competition in the domestic medical products markets. There can be no assurance that we will be able to compete effectively with such manufacturers and distributors.
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
          In order to provide prompt and complete service to our customers, we maintain a significant investment in merchandise and parts inventories. Although we closely monitor our inventory exposure through a variety of inventory control procedures and policies, including reviews for obsolescence and valuation, there can be no assurance that such procedures and policies will continue to be effective or that unforeseen product development or price changes or termination of distribution rights will not result in an inability to provide timely supply and delivery or unforeseen valuation adjustments to inventories and could result in financial or operating imbalances and problems with liquidity and capital resources.
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
          The Chinese Government has adopted a number of policies relating to purchase of medical products that affect how we can market and sell such products. For example, for most high value products the Chinese Government requires that a public tendering process be utilized instead of direct sale negotiations between suppliers and customers. In fiscal 2008, we continued to experience an expansion of the tendering requirement to include less expensive products as well as the government-backed loan programs associated with the U.S. Export-Import Bank and the German KfW Development Bank. To the extent that requirements such as the tendering regulations continue to expand, our sales could be adversely affected. In addition, the Chinese Government’s attempt at instituting reform programs directed at the procurement processes for medical devices have from time-to-time resulted in disruptions in the marketplace that have adversely affected our sales. There can be no assurances as to when such reform programs will be initiated in the future or how long they will last.

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
          Since the late 1970s, the Chinese Government has been reforming the Chinese economic system from a planned economy to a market-oriented economy. In recent years, the Chinese Government has implemented economic reform measures emphasizing decentralization, utilization of market forces in the development of the Chinese economy and a higher level of management autonomy. These reforms have resulted in significant economic growth and social progress, but the growth has been uneven both geographically and among various sectors of the economy. Economic growth has also been accompanied by periods of high inflation. The Chinese Government has implemented various policies from time to time to restrain the rate of such economic growth, address issues of corruption, control inflation, regulate the exchange rate of the RMB and otherwise regulate economic expansion. In addition, the Chinese Government has attempted to control inflation by controlling the prices of basic commodities. In addition, the Chinese Government has from time-to-time mandated changes in the Chinese tax law affecting Company operations. Although we believe that the economic reforms, changes and macroeconomic policies and measures adopted by the Chinese Government will continue to have a positive effect on economic development in China, these policies and measures may, from time to time, be modified or reversed. Adverse changes in economic and social conditions in China, in the policies of the Chinese Government or in the laws and regulations in China, could have a material adverse effect on the overall economic growth of China and on infrastructure investment in China. These developments could adversely affect our financial condition, results of operations and business by, for example, reducing the demand for our products and/or services.
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

          The Chinese government has taken steps to strengthen labor law and labor contract law, and to enforce compliance with these laws. These actions, designed to improve protection of employees’ rights, often serve to increase the responsibilities and labor costs of employers. The most significant recent changes include a requirement to offer permanent employment at the conclusion of an initial fixed-term employment contract; a requirement to make severance payments in all cases of termination except for extreme breach of contract by employee or voluntary resignation; and requirement for financial compensation in return for non-compete agreements. No assurance can be given that these changes will not have an adverse effect on business conditions in China generally or on our business in particular.
The conversion of Renminbi into foreign currency is regulated, and these regulations could adversely affect us.
          A significant portion of our revenues and operating expenses are denominated in RMB. A portion of our revenues in RMB are typically converted into USD and transferred to the United States for payment of invoices and as subsidiary dividends. In addition, a portion of our USD earnings are typically transferred to China and converted into RMB for the payment of expenses. The transmission of foreign currency in and out of China is subject to regulation by China’s State Administration for Foreign Exchange, or SAFE. It is possible that SAFE could impose new or increase existing restrictions on such currency uses or otherwise impose exchange controls that adversely affect our practices. Adverse actions by SAFE also could affect our ability to obtain foreign currency through debt or equity financing, including by means of loans or capital contributions.
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
Natural disasters, such as the earthquake in Sichuan Province in May 2008, could adversely affect our business operations.
          In May 2008 a major earthquake struck the southwestern Province of Sichuan. This event and the subsequent disaster relief efforts were widely reported by the international press. As a result of the catastrophe many tens of thousands were killed and the lives of millions of Chinese citizens were impacted. This event has significantly disrupted our ability to conduct normal business operations of the medical products division in the southwest region during disaster recovery operations. In addition, the Company’s healthcare services division has donated resources to assist the disaster recovery efforts. There can be no assurances as to when the negative impact on business operations will be relieved or the extent of that impact on our financial operations. Similar natural disasters could have a similar adverse effect on our operations.

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
          Certain of our present management stockholders own 1,162,500 shares of our Class B common stock, which vote as a single class with the common stock on all matters except as otherwise required by law. The Class B common stock and the common stock are identical on a share-for-share basis, except that the holders of Class B common stock have six votes per share on each matter considered by our stockholders. As of March 31, 2008, the three management holders of our outstanding Class B common stock represented approximately 8% of our outstanding capital stock and were deemed to beneficially own capital stock representing approximately 35% of total voting power and may be able to cause the election of all of our directors. These management stockholders have sufficient voting power to determine, in general, the outcome of any corporate transaction or other matter submitted to our stockholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets. The disproportionate vote afforded the Class B common stock could serve to impede or prevent a change of control. As a result, potential acquirers will be discouraged from seeking to acquire control through the purchase of common stock, which could have a depressive effect on the price of our securities. In addition, the effective control by these management stockholders could have the effect of preventing or frustrating attempts to influence, replace or remove management.
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

          We have a Stockholder Rights Plan (the “Rights Plan”). The Rights Plan was designed to preserve long-term values and protect stockholders against inadequate offers and other unfair tactics to acquire control of the Company. Under the Rights Plan, each stockholder of record at the close of business on June 14, 2007 received a dividend distribution of one right to purchase from the Company one one-hundredth of a share of Series A junior participating preferred stock at a price of $38.67. The rights will become exercisable only if a person, other than certain current affiliates of the Company, or group acquires 15% or more of the Company’s common stock or commences a tender or exchange offer which, if consummated, would result in that person or group owning at least 15% of our common stock (the “acquiring person or group”). In such case, all stockholders other than the acquiring person or group will be entitled to purchase, by paying the $38.67 exercise price, common stock (or a common stock equivalent) with a value of twice the exercise price. In addition, at any time after such event, and prior to the acquisition by any person or group of 50% or more of our common stock, the Board of Directors may, at its option, require each outstanding right (other than rights held by the acquiring person or group) to be exchanged for one share of our common stock (or one common stock equivalent). If a person or group becomes an acquiring person and the Company is acquired in a merger or other business combination or sells more than 50% of its assets or earning power, each right will entitle all other holders to purchase, by payment of $38.67 exercise price, common stock of the acquiring company with a value of twice the exercise price. The Rights Plan expires on June 14, 2017.
          The Rights Plan may have anti-takeover effects by discouraging potential proxy contests and other takeover attempts, particularly those that have not been negotiated with the Board of Directors. The Rights Plan may also prevent or inhibit the acquisition of a controlling position in our common stock and may prevent or inhibit takeover attempts that certain stockholders may deem to be in their or other stockholders’ interest or in the interest of the Company, or in which stockholders may receive a substantial premium for their shares over then current market prices. The Rights Plan may also increase the cost of, and thus discourage, any such future acquisition or attempted acquisition, and would render the removal of the current Board of Directors or management of the Company more difficult.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
          Our executive and administrative offices of approximately 3,986 square feet are located in Bethesda, Maryland, which provides access to nearby Washington, D.C. The lease on this space expires in 2012. This facility is used primarily by corporate administration.
          Our primary offices in China are located at a facility of approximately 18,000 square feet in Beijing. The lease on this space expires in 2012. We also lease regional offices in the Chinese cities of Shanghai, Guangzhou, Jinan, Chengdu and Tianjin. These facilities are used by corporate administration and the Medical Products division.
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
          Our Healthcare Services division has leased facilities in the Pudong district of Shanghai and the Yuexiu district of Guangzhou with approximately 15,000 square feet for future clinics.
          Our current facilities are suitable for our current operating needs.
ITEM 3. LEGAL PROCEEDINGS
          None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          None.
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER REPURCHASES OF EQUITY SECURITIES
          Our common stock is listed on The NASDAQ Global Market under the symbol “CHDX.” The following table shows the high and low common stock closing prices as quoted on the Nasdaq Global Market. Such quotations reflect interdealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. The closing prices below have been adjusted to give effect to our three-for-two stock split in the form of a stock dividend which was announced by us on March 18, 2008 with a record date of April 1, 2008.

	High	Low
Year Ended March 31, 2007:
First Quarter	$8.60	$4.56
Second Quarter	9.81	5.07
Third Quarter	15.33	7.79
Fourth Quarter	17.73	9.69
Year Ended March 31, 2008:
First Quarter	$16.20	$11.63
Second Quarter	17.83	10.17
Third Quarter	24.67	15.80
Fourth Quarter	29.17	19.33
          As of May 7, 2008, there were 27 record holders of our common stock and six record owners of our Class B common stock. We have never declared or paid cash dividends on our common stock. We currently intend to retain all available funds and future earnings, if any, for use in the operation and expansion of our business and do not anticipate paying dividends in the foreseeable future. We did not repurchase any shares of common stock in the fourth quarter of fiscal 2008.

          Equity compensation plan information as of March 31, 2008 is as follows:

	(a)	(b)	(c)
Number of
Securities
Remaining
Available for
	Number of		Future
	Securities to	Weighted	Issuance
	Be Issued	Average	Under Equity
	Upon	Exercise	Compensation
	Exercise of	Price of	Plans
	Outstanding	Outstanding	(excluding
	Options,	Options,	securities
	Warrants	Warrants	reflected in
	and Rights	and Rights	column (a))
Plan Category
Equity Compensation Plans Approved By Security Holders
1994 Stock Option Plan	651,209	$3.26	—
2004 Stock Incentive Plan	338,000	$4.18	—
2007 Stock Incentive Plan	320,250	$13.55	1,175,250
Equity Compensation Plans Not Approved By Security Holders	None	None	None

Total	1,309,459		1,175,250

Other information required by this Item can be found in Note 6 to the consolidated financial statements.

ITEM 6. SELECTED FINANCIAL DATA
(in thousands, except for per share data)

	Year ended March 31,
	2008	2007	2006	2005	2004

Statement of Operations Data
Net sales	$130,058	$105,921	$90,836	$83,159	$75,419
Percent increase over prior period	23%	17%	9%	10%	21%
Net income (loss) from continuing operations	3,655	2,982	167	(3,924)	(854)

Net income (loss) from continuing operations per share-basic	.32	.29	.02	(.49)	(.15)
Net income (loss) from continuing operations per share-diluted	.27	.26	.02	(.49)	(.15)

Market closing price per share — end of year	25.17	11.61	6.04	4.12	6.73
Book value per share at end of period	6.14	2.62	2.25	2.56	2.60
Cash dividends declared	.00	.00	.00	.00	.00

Balance Sheet Data (at end of period):
Total assets	$135,979	$62,907	$57,046	$57,288	$47,851
Long term liabilities	22,578	8,737	8,660	2,873	125
Total stockholders’ equity	87,388	27,918	22,638	24,963	17,198

	Year ended March 31,
	2008	2007	2006	2005	2004

Segment information:

Healthcare Services division—sales	$65,817	$47,944	$36,500	$22,801	$15,954
Healthcare Services division—operating income (loss)	10,342	5,028	1,585	(2,844)	(680)

Medical Products division—sales	64,241	57,977	54,336	60,358	59,465
Medical Products division—operating (loss) income	(2,607)	(1,154)	(1,436)	(880)	223

Per share information has been retroactively adjusted to give effect to the three-for-two stock split in the form of a stock dividend, which was announced by us on March 18, 2008 with a record date of April 1, 2008.

*	In fiscal 2006, the Company determined that the retail operations of our former Healthcare Products Distribution division, which had suffered continuing losses over a nine-year period, would be closed. The close-down of the retail operations, which distributed health and personal care products to the consumer markets in China through retail pharmacies, was completed by the end of fiscal 2007. The distribution and logistics services, which had been part of the discontinued division, have been absorbed by the parent company. The distribution of medical products that had been conducted in the former Healthcare Products Distribution division is now conducted by the Medical Products division. The operating results related to the closedown of this business have been segregated from continuing operations and reported as discontinued operations on a separate line item on the consolidated statements of operations. The segment information in the table above has been restated to reflect the new reporting structure. See Notes 2 and 13 to the consolidated financial statements.

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
          We now operate in two business segments:
•	Healthcare Services division. This division operates the Company’s United Family Healthcare network of private hospitals and clinics. United Family Healthcare currently owns and operates hospital and affiliated clinic facilities in the Beijing and Shanghai markets. The division opened its first managed clinic in the city of Wuxi south of Shanghai in early 2008 and plans to enter the Guangzhou market in southern China in 2008 with an owned clinic facility to be followed by a hospital facility planned for 2010. In addition, an additional owned hospital in Beijing is also planned for opening in 2010. For fiscal 2008, the Healthcare Services division accounted for 51% of the Company’s revenue. (See Note 13 to the consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.)

•	Medical Products division. This division markets, distributes and sells select medical capital equipment, instrumentation and other medical products for use in hospitals in China and Hong Kong on the basis of both exclusive and non-exclusive agreements with the manufacturers of these products. The division revenues are generated through a nation-wide direct sales force that also manages local sub-dealers regionally throughout the country. The distribution business unit provides supply chain management and logistics services to both divisions of the Company. For fiscal 2008, the Medical Products division accounted for 49% of our revenue. (See Note 13 to the consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.)

          Substantially all of our non-cash assets are located in China and substantially all our revenues are derived from our operations in China. Accordingly, our business, financial condition and results of operations are subject, to a significant degree, to economic, political and legal developments in China. The economic system in China differs from the economics of most developed countries in many respects, including government investment, level of development, control of capital investment, control of foreign exchange and allocation of resources.
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
          Our Medical Products division is subject to challenges and risks as a result of our dependence on our relations with suppliers of equipment and products. In addition, the timing of our revenue from the sale of medical capital equipment is affected by the availability of funds to customers in the budgeting processes of those customers, the availability of credit from the Chinese banking system and otherwise. Finally, our ability to launch, market and sell products is impacted by regulatory delays which are beyond our control and which are experienced by all sellers of medical equipment in China due to the abundance of new regulations and the inability of the Chinese regulatory agencies to efficiently process the backlog of applications. Consequently, our operating results have varied and are expected to continue to vary from period to period.
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
          Some of our accounting policies require higher degree of judgment than others in their application. These include revenue recognition, receivable collectability, valuation allowance of deferred tax assets and inventories. In addition, Note 1 to the consolidated financial statements includes further discussion of our significant accounting policies.
Revenue recognition
          The Company earns revenue from providing healthcare services and sales of products. Substantially all revenue in the Healthcare Services division is from providing services and substantially all revenue in the Medical Products division is from the sale of products. See Note 13 on the Company’s consolidated financial statements for further information on sales by division.
          Revenue related to services provided by the Healthcare Services division is net of contractual adjustments or discounts and is recognized in the period services are provided. The Healthcare Services division makes an estimate at the end of the month for certain inpatients who have not completed service. This estimate reflects only the cost of care up to the end of the month.

          Revenue related to the sale of medical equipment, instrumentation and products to customers in China by our Medical Products division is recognized upon product shipment. Revenue from sales to customers in Hong Kong is recognized upon delivery. We provide installation, warranty, and training services for certain of our capital equipment and instrumentation sales. These services are viewed as perfunctory to the overall arrangement and are not accounted for separately from the equipment sale. Costs associated with installation, training, after-sale servicing and standard warranty are not significant and are recognized in cost of sales as they are incurred. Sales involving multiple elements are analyzed and recognized under the guidelines of SAB 104, “Revenue Recognition” and the Emerging Issues Task Force (EITF) 00-21, “Revenue Arrangements with Multiple Deliverables”.
          Additionally, the Company evaluates revenue from the sale of equipment in accordance with the provisions of EITF Issue 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent,” to determine whether such revenue should be recognized on a gross or a net basis. All of the factors in EITF 99-19 are considered with the primary factor being that the Company assumes credit and inventory risk and therefore records the gross amount of all sales as revenue.
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
Receivable collectability
          We grant credit to some customers in the ordinary course of business. We evaluate collectability of accounts receivable quarterly and adjust our allowance for doubtful accounts in each division based on established policies based on the account aging. Bad debts are experienced in both operating divisions. Write downs are normally made on accounts over one year old and are fully reserved for.
          We recognized bad debt expense in the Healthcare Services division of $1,607,000, $887,000 and $797,000 for the years ended March 31, 2008, 2007 and 2006, respectively and $66,000, $711,000 and $0, in the Medical Products division for the years ended March 31, 2008, 2007 and 2006, respectively.
          We increased the consolidated reserve for doubtful accounts from $2,827,000 at March 31, 2007 to $3,940,000 at March 31, 2008.
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
          We have provided substantial deferred tax valuation allowances for certain deferred tax assets related to various subsidiaries in China and the U.S. for the year ended March 31, 2008 because we are not able to conclude that it is more likely than not that those assets will be realized. The U.S. net operating loss carryforwards expire at varying dates through 2027 and the China net operating loss carryforwards expire at varying dates through 2012.
Inventories
          Inventory items held by the Healthcare Services division are purchased to fill hospital operating requirements and are stated at the lower of cost or market using the average cost method.

          Inventory held by the Medical Products division consists of items that are purchased to fill executed sales contracts, items that are stocked for future sales, including sales demonstration units and service parts. These items are valued on the specific identification method or average cost basis. Inventory valuation is reviewed on a quarterly basis and adjustments are charged to the provision for inventory, which is a component of our product sales costs. A routine valuation allowance is created to maintain sales demonstration units at net realizable value. Valuation adjustments to inventory were $600,000, $254,000 and $538,000 during fiscal 2008, 2007 and 2006 respectively. The majority of the adjustments in 2008 were related to certain aged merchandise inventory. In 2007 and 2006, the adjustments were related to spare parts inventory items pertaining to machines we no longer service. In addition, in 2008 we reclassified certain demonstration equipment with a net book value of $1,251,000 from property and equipment to inventory to facilitate enhanced asset utilization.
Fiscal year ended March 31, 2008 compared to fiscal year ended March 31, 2007
          Our revenue for fiscal 2008 was $130,058,000 up 23% from fiscal 2007 revenue of $105,921,000. Our revenue grew over the period by 37% in the Healthcare Services division and 11% in the Medical Products division. Costs and expenses were $121,719,000 for fiscal 2008, up 20% as compared with costs and expenses of $101,276,000 for fiscal 2007. Operating costs increased 29% and 13% over the years in the Healthcare Services and Medical Products divisions, respectively. We recorded income from continuing operations of $8,339,000 for fiscal 2008, as compared to income from continuing operations of $4,645,000 for fiscal 2007. Costs at the parent level of the Company, which have been allocated among the divisions as described below, increased by $3,133,000 over the years. The majority of the increase relates to compensation expense ($1,971,000), including the additional expense that resulted from stock-based compensation expense in accordance with SFAS 123(R), legal fees ($269,000), excise taxes ($280,000) and auditing fees ($176,000). Foreign exchange gains of $604,000 and $771,000 in fiscal 2008 and 2007, respectively, were recognized as credits to general and administrative expenses on the consolidated statements of operations. See “Foreign Currency Exchange and Impact of Inflation” for further details on the impact of the exchange rate changes on our operating results for the period.
          Our business operations in fiscal 2009 will focus on continued profitability at the corporate level based on divisional growth strategies. In the Healthcare Services division we expect continued revenue growth and increasing profitability in the existing United Family Healthcare network operations in both the Beijing and Shanghai markets driven by increasing utilization and increasing patient services. Our growth programs will focus on the opening of new satellite clinics in Shanghai and Guangzhou during the year and the development of new hospital facility projects in Beijing and Guangzhou. In the Medical Products division we expect a return to profitability as persisting delays in product registrations, which are subject to Chinese Governmental bureaucratic approval practices, and some of which have been in process for well over a year, are relieved, subject to the receipt of these approvals and the execution of an increased number of U.S. and German Government-backed loan projects. Our development programs will focus on growing comprehensive supply chain services through strategic partnerships, expanding distribution channels, increasing market penetration, offerings of greater range of government sponsored financing alternatives and broadening product offerings.
Healthcare Services Division
          The Healthcare Services division operates our network of private healthcare facilities in China. During fiscal 2008, the division consisted of a network of United Family Hospitals and Clinics (UFH) in Beijing and Shanghai. In Beijing, the UFH network included Beijing United Family Hospital and Clinics, and two affiliated free-standing, primary care clinics. In Shanghai, the UFH network included Shanghai United Family Hospital and Clinics and one affiliated, free-standing, primary care clinic. During the year we entered into a management agreement for the operation of the Wuxi United Family International Healthcare Center, which opened on April 2, 2008.

          The division has begun expansion of the United Family network of private healthcare facilities in China. In addition to existing cash resources which include proceeds remaining from our IFC financings in 2005, during the year we raised additional capital and established credit facilities in the aggregate amount of approximately $105 million to be used principally toward the development and construction of healthcare projects in connection with this expansion (see “Liquidity and Capital Resources”). The projects include affiliated clinic operations in Shanghai and Guangzhou and new joint venture hospitals in Guangzhou and Beijing. As of the end of fiscal 2008, the affiliated clinic projects were in mid-development phase and the joint venture hospitals were in early development phase. The projects, individually and in the aggregate, did not contribute substantially to the results of the period.
          For fiscal 2008, revenue from the division was $65,817,000, an increase of 37% over fiscal 2007 revenue of $47,944,000 (for information on how the timing of our revenues is affected by seasonality and other fluctuations, see “Timing of Revenue”). This increase in revenue is attributable to growth in both the Beijing and Shanghai markets. Total healthcare services operating costs increased over the years by 29% to $55,475,000 from $42,916,000, including salaries which increased by $4,810,000 over the years (representing 44% and 50% of division revenue in the recent and prior year, respectively). This increase in operating costs was due primarily to the hiring of new personnel to meet the demand for increased services in both the Beijing and Shanghai markets. Other costs increased $7,748,000 over the periods, primarily due to increases in direct patient care expenses ($1,279,000), cost allocated from the parent company ($1,764,000), other professional fees ($495,000), bank fees ($291,000), excise taxes ($1,035,000), bad debt expense ($631,000) and rent expense ($480,000). The Healthcare Services division had income from continuing operations before foreign exchange gains of $10,342,000 in fiscal 2008, a 106% improvement over the $5,028,000 in fiscal 2007.
Medical Products Division
          The Medical Products division markets, distributes and sells select medical capital equipment, instrumentation and other medical products for use in hospitals in China and Hong Kong on the basis of both exclusive and non-exclusive agreements with the manufacturers of these products.
          In fiscal 2008, this division’s revenue was $64,241,000 which was an 11% increase over the revenue of $57,977,000 for fiscal 2007 (for information on how the timing of our revenues is affected by credit availability to our Chinese customers and other factors, see “Timing of Revenue”). During fiscal 2008, we experienced strong sales in diagnostic imaging products due to expanded sales channels and lessening of the adverse market conditions for medical equipment sales.
          We continue to be impacted by delays in final delivery of sales contracts under the US Export-Import Bank financing program and delays in approving product registrations by the Chinese Government, some of which have been in process for well over a year, as well as continuing issues related to the impact of the ongoing reforms of the procurement process in the Chinese healthcare system, including increased requirements for public tendering in capital equipment markets. There can be no assurance that regulatory issues of this nature will not continue to arise in the future.
          Gross profit for the Medical Products division increased to $16,562,000 during fiscal 2008 from $14,086,000 during fiscal 2007. As a percentage of revenue, gross profit from the Medical Products division increased to 26% from 24% over the years. During fiscal 2008, we placed valuation adjustments to inventory of $600,000 on certain aged merchandise inventories to reflect a lower of cost or market carrying value (a .9% negative impact to gross profit margin). In addition, we recognized $270,000 (.4% positive impact to gross profit percentage) in additional gross profit due to the reduction in estimates of our future contract obligations. The gross profit margin in the current period is in line with historical averages. The gross profit margin in the prior period included a charge of $110,000 (.2% negative impact to gross profit percentage) for certain spare parts inventories that had become obsolete as a result of our suppliers’ end of service support for certain product platforms.

          Expenses for the Medical Products division increased to $19,169,000 from $15,240,000 over the years and, as a percentage of division revenue, increased to 30% from 26% over the years. Salaries for the division increased by $1,414,000 over the year. The other costs for the division increased by $2,497,000 over the years primarily due to costs allocated from the parent company ($1,667,000), travel expenses ($451,000), entertainment expenses ($462,000) and meeting expenses ($214,000). The division had a loss from continuing operations before foreign exchange gains of $2,607,000 in the recent period, compared to a prior period loss from continuing operations before foreign exchange gains of $1,154,000.
          In fiscal 2009, in the Medical Products division we expect a return to profitability as persisting delays in product registrations, which are subject to Chinese Governmental bureaucratic approval practices, and some of which have been in process for well over a year, are relieved, subject to the receipt of these approvals and the execution of an increased number of U.S. and German Government-backed loan projects. Our development programs will focus on growing comprehensive supply chain services through strategic partnerships, expanding distribution channels, increasing market penetration and broadening product offerings.
Other Income and Expenses
          Interest expense during the recent period was incurred on short-term capitalized leases of $36,000, short-term debt of $82,000, long-term capitalized leases of $22,000 and long-term debt of $22,556,000, totaling $3,575,000 as compared to interest expense of $766,000 in the same period of the prior year. Included in the current year expense is $2,860,000 in interest expense due to the conversion of a portion of our convertible debt accounted for in accordance with the provisions of EITF Issue 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,” and EITF 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments”.
Taxes
          We recorded a $2,042,000 tax expense from continuing operations in fiscal 2008 as compared to a tax expense of $1,205,000 for fiscal 2007. The increase in the effective tax rate in fiscal 2008 was substantially due to a decrease in our net deferred tax asset resulting from increasing the valuation allowance.
          Management assessed the realization of the Company’s net deferred tax assets throughout each of the quarters of fiscal year 2008. During the year, management placed a valuation allowance on the deferred tax assets related to certain of its Chinese operations due to net operating loss carry forwards which will expire in the near future. The total tax effect of creating these valuation allowances on Chinese operations was $848,000. In addition, based on the lack of positive evidence in the past few years in our US entity, we placed a full valuation allowance on the U.S. net deferred tax asset. The effect of this was an additional $554,000 of income tax expense during the year.
          During fiscal 2008, there was a change in the tax law in China that reduced the statutory tax rate from 33% to 25% effective January 1, 2008. In addition, there was a change in the tax rate in one of the enterprise zones in China in which we operate that increased the tax rate from 12.5% to 15%. Since we have net deferred tax assets, we recognized a tax expense during fiscal 2008 of approximately $94,000 as a result of these changes in statutory tax rates.

          Our tax expense reflects the impact of varying tax rates in the different jurisdictions in which we operate. It also includes changes to the valuation allowance as a result of management’s judgments and estimates concerning projections of domestic and foreign profitability and the extent of the utilization of net operating loss carryforwards. As a result, we have experienced significant fluctuations in our world-wide effective tax rate. Changes in the estimated level of annual pre-tax income, changes in tax laws particularly related to the utilization of net operating losses in various jurisdictions, and changes resulting from tax audits can all affect the overall effective income tax rate which, in turn, impacts the overall level of income tax expense and net income.
Fiscal year ended March 31, 2007 compared to fiscal year ended March 31, 2006
          Our revenue for fiscal 2007 was $105,921,000, up 17% from fiscal 2006 revenue of $90,836,000. We experienced continued revenue growth in the Healthcare Services division of 31% over the years. We experienced a 7% increase in revenue over the years in our Medical Products division. Costs and expenses were $101,276,000 for fiscal 2007, up 12% as compared with costs and expenses of $90,286,000 for fiscal 2006. Over the years, operating costs increased 23% and 3% over the years in the Healthcare Services and Medical Products divisions, respectively. We recorded income from continuing operations of $4,645,000 for fiscal 2007, as compared to income from continuing operations of $550,000 for fiscal 2006. Costs at the parent level of the Company, which have been allocated among the divisions as described below, increased by $1,567,000 fiscal 2007 over the prior year. The majority of the increase related to compensation expense, including the additional expense, which resulted from our adoption of SFAS 123(R), increased audit fees in relation to Sarbanes-Oxley compliance and office rent. In fiscal 2007 and 2006, foreign exchange gains of $771,000 and $401,000, respectively, were recognized as credits to general and administrative expenses on the consolidated statements of operations.
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
          For fiscal 2007, revenue from the division was $47,944,000, an increase of 31% over fiscal 2006 revenue of $36,500,000 (for information on how the timing of our revenues is affected by seasonality and other fluctuations, see “Timing of Revenue”). The increased revenue is attributable to growth in both the Beijing and Shanghai markets. Total Healthcare Services operating costs increased for fiscal 2007, to $42,916,000, a 23% over the prior period’s operating costs of $34,915,000. Salaries increased by $4,514,000 over the periods (representing 50% and 54% of division revenue for fiscal 2007 and 2006, respectively). These increases were due primarily to the hiring of new personnel to meet the demand for increased services in both the Beijing and Shanghai markets. Other costs increased $3,487,000, primarily due to increases in direct patient care expenses, cost allocated from the parent company, depreciation expense, excise taxes, bad debt expense and auditing fees. The Healthcare Services division had income from continuing operations before foreign exchange gains of $5,028,000 in fiscal 2007, a 217% improvement over prior period income from continuing operations before foreign exchange gains of $1,585,000.
Medical Products Division
          The Medical Products division markets, distributes and sells select medical capital equipment, instrumentation and other medical products for use in hospitals in China and Hong Kong on the basis of both exclusive and non-exclusive agreements with the manufacturers of these products.

          In fiscal 2007, this division’s revenue was $57,977,000, which was a 7% increase over the revenue of $54,336,000 for fiscal 2006 (for information on how the timing of our revenues is affected by credit availability to our Chinese customers and other factors, see “Timing of Revenue”). The increase was attributable to the impact of new product introductions during fiscal 2006, as well as delivery of goods in the fiscal 2007 period under a government-backed financing program and the delivery of goods under a multi-unit government contract. These positive factors were offset by the impact of ongoing reforms by the Chinese Government of the procurement process in the Chinese healthcare system, which included increased requirements for public tendering in capital equipment markets, a general slowdown in the growth rate of the market for imported medical devices and delays in the product registrations in certain product categories. There can be no assurance that regulatory issues of this nature will not continue to arise in the future.
          Gross profit for the Medical Products division increased to $14,086,000 during fiscal 2007 from $13,423,000 during fiscal 2006. As a percentage of revenue, gross profit from the Medical Products division decreased to 24% from 25% over the period.
          Expenses for the Medical Products division in fiscal 2007 increased to $15,240,000 from $14,859,000 in fiscal 2006 and, as a percentage of division revenue over the years, decreased to 26% from 27%. Salaries for the division increased by $42,000 over the periods. The other costs for the division increased by $339,000 over the periods primarily due to costs allocated from the parent company and bad debt expense. The division had a loss from continuing operations before foreign exchange gains of $1,154,000 in fiscal 2007, a 20% improvement over prior year loss from continuing operations before foreign exchange gains of $1,436,000.
          We determined during the period that $829,000 of our equipment receivable balance was uncollectible and subsequently wrote these balances off against our balance sheet reserve allowance for doubtful accounts. In addition, during the period we took a charge to bad debt expense of $475,000 to increase our reserve for doubtful accounts to maintain historical levels of coverage.
Other Income and Expenses
          Interest expense during the fiscal 2007 was incurred on short-term capitalized leases of $36,000, short-term debt of $2,710,000, long-term capitalized leases of $58,000 and long-term debt of $8,679,000, totaling $766,000 as compared to interest expense of $589,000 in the same period of the prior year.
Taxes
          We recorded a $1,205,000 tax expense from continuing operations in fiscal 2007 as compared to a benefit for taxes of $51,000 for fiscal 2006. The increase in the tax expense was due primarily to the increase in profitability at certain of our Chinese operations.
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
          The Company’s tax expense reflects the impact of varying tax rates in the different jurisdictions in which it operates. It also includes changes to valuation allowance as a result of management’s judgments and estimates concerning projections of domestic and foreign profitability and the extent of the utilization of net operating loss carryforwards. As a result, we had experienced significant fluctuations in our world-wide effective tax rate. Changes in the estimated level of annual pre-tax income, changes in tax laws particularly related to the utilization of net operating losses in various jurisdictions, and changes resulting from tax audits can all affect the overall effective income tax rate which, in turn, impacts the overall level of income tax expense and net income.

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
          The fiscal 2006 results included a pretax charge of $186,000 for the closedown process at year end; $110,000 in costs related to employee termination and $76,000 related to inventory write-offs and accelerated depreciation on equipment.
Liquidity and Capital Resources
          As of March 31, 2008, our cash, cash equivalents and restricted cash, trade accounts receivable and net inventories were $80,381,000, $21,183,000 and $9,796,000, respectively, as compared to $10,696,000, $19,237,000 and $7,835,000, respectively, as of March 31, 2007.
          As of the end of fiscal 2008, we have entered into a series of equity and debt financings, as described below that provide for $105 million in total financing. Pursuant to these financings, as of March 31, 2008 we had received a total of $60 million. The principal purpose of the financings is to provide funds for the expansion of our healthcare system in China, including two joint venture hospitals. Additional details of these financings may be found in Notes 5 and 6 to the consolidated financial statements.
          On November 7, 2007, we entered into a securities purchase agreement with Magenta Magic Limited, a wholly owned subsidiary of J.P. Morgan Chase & Co (JPM), pursuant to which we agreed to issue and sell to JPM: (i) 538,793 shares (the “Tranche A Shares”) of common stock for an aggregate purchase price of $10 million or the subscription price of $18.56 per share, (ii) our Tranche B Convertible Notes due 2017 in the aggregate principal amount of $25 million, which were converted into 1,346,984 shares of our common stock, and (iii) our Tranche C Convertible Notes due 2017 in the aggregate principal amount of $15 million (the “Tranche C Notes”) for a total purchase price of $50 million in gross proceeds. The Tranche C Notes have a ten-year maturity, do not bear interest of any kind and are convertible to common stock at the subscription price at any time by JPM or are mandatorily converted at the subscription price to common stock upon certain project-related events. The first closing under the JPM securities purchase agreement occurred on November 13, 2007, at which time we received $41 million. The second closing under the JPM securities purchase agreement occurred on January 11, 2008 at which time we received $9 million.
          On December 10, 2007, we entered into a securities purchase agreement with the International Finance Corporation (a division of the World Bank) (IFC), pursuant to which we agreed to issue and sell IFC 538,793 shares of common stock for an aggregate purchase price of $10 million or the subscription price of $18.56 per share. The closing of the sale of common stock pursuant to the IFC securities purchase agreement occurred on January 11, 2008 at which time we received $10 million. In addition, on December 10, 2007, we entered into a loan agreement with IFC that provides for loans in the aggregate amount of $25 million for our future healthcare joint ventures in China (the “IFC Loans”). The IFC Loans would be made directly to one or both of the future healthcare joint ventures in China. The term of the IFC Loans would be 9.25 years and would bear interest equal to a fixed base rate determined at the time of each disbursement (LIBOR) plus 2.75% per annum. The interest rate may be reduced to LIBOR plus 2.0% upon the satisfaction of certain conditions. The loans will include certain other covenants which require the borrowers to achieve and maintain specified liquidity and coverage ratios in order to conduct certain business transactions such as pay intercompany management fees or incur additional indebtedness. The obligation of each borrowing joint venture under the IFC Loans will be guaranteed by the Company. In terms of security, IFC will have, among other things, a pledge of the Company’s equity interest in the borrowing joint ventures and a lien over the equipment owned by the borrowing joint ventures, as well as a lien over their bank accounts. There were no amounts outstanding under any IFC Loans as of the date of this report.

          On January 10, 2008, we entered into a loan agreement with DEG-Deutsche Investitions-Und Entwicklungsgesellschaft (DEG) of Frankfurt, Germany (a member of the KfW banking group), providing for loans in the aggregate amount of $20 million for our future healthcare joint ventures in China (the “DEG Loans”). The DEG Loans are substantially identical to the IFC Loans, having a 9.25-year term and an initial interest rate set at LIBOR plus 2.75%. The DEG Loans would also be made directly to one or both of the future healthcare joint ventures in China, neither of which has been formed yet. The obligations under the DEG Loans would also be guaranteed by the Company and would be senior and secured, ranking pari passu in seniority with the IFC Loans and sharing pro rata with the IFC Loans in the security interest granted over the Company’s equity interests in the future healthcare joint ventures, the security interests granted over the assets of the borrowing joint ventures and any proceeds from the enforcement of such security interests. There were no amounts outstanding under any DEG Loans as of the date of this report.
          In October 2005, BJU and SHU obtained long-term debt financing under a program with the IFC for 64,880,000 Chinese Renminbi (approximately $8,000,000). The term of the loan is 10 years at an initial interest rate of 6.73% with the borrowers required to begin making payments into a sinking fund beginning in the fourth year, with the option to extend the beginning of these payments to the fifth year if certain loan covenants have been met. The interest rate will be reduced to 4.23% for any amount of the outstanding loan on deposit in the sinking fund. The loan program also includes certain other covenants which require the borrowers to achieve and maintain specified liquidity and coverage ratios in order to conduct certain business transactions such as pay intercompany management fees or incur additional indebtedness. The Company guaranteed repayment of this loan in the full amount of the indebtedness should the borrowers default as defined in the loan agreement. In terms of security, IFC has, among other things, a lien over the equipment owned by the borrowers and over their bank accounts. In addition, IFC has a lien over the Company’s accounts not already pledged, but not over other Company’s assets. As of March 31, 2008, the outstanding balance of this debt was 64,880,000 Chinese Renminbi (current translated value of $9,163,000) and was classified as long-term.
          As of March 31, 2008, there were no letters of credit outstanding and no outstanding balance in borrowings under our $1,750,000 credit facility with M&T Bank. The borrowings under that credit facility bear interest at 1.00% over the three-month London Interbank Offered Rate (LIBOR). At March 31, 2008, the interest rate on this facility was 3.69%. Balances outstanding under the facilities are payable on demand, fully secured and collateralized by government securities acceptable to the bank having an aggregate fair market value of not less than $1,945,000.
          In October 2007 we finalized a $5,000,000 credit agreement with United Commercial Bank, a foreign bank licensed in China for the opening of bid and performance bonds required by the sales contracts in the Medical Products division. The agreements call for 40% cash collateral on deposit for any performance bond issuance and 30% cash collateral on deposit for any bid bond issuances. The credit agreement was signed with our German subsidiary and is guaranteed by the Company. As of March 31, 2008, we had opened bonds under this facility in the aggregate amount of €433,000 (approximately $684,000) which are partially secured by a cash deposit of approximately 30% held by the issuing bank in China. These bonds expire at various times between June and July of 2008.

          In June of 2006, a building contractor brought a lawsuit in China against Shanghai United Family Hospital and Clinics (SHU) claiming certain amounts due in connection with the original construction of the facility. There is a lien on certain SHU cash accounts in the amount of $880,000 (approximately RMB 6,172,000) which has been classified as restricted cash on our balance sheet.
          On May 19, 2008 we received the final verdict from the lawsuit. The final amounts awarded to the building contractor in connection with the original construction of the facility were RMB 22,253,000 (approximately $3,173,000). Of this amount, we had previously paid RMB 18,616,000 (approximately $2,654,000) and have accrued RMB 3,637,000 (approximately $519,000). In addition, interest and penalties of RMB 2,756,000 (approximately $394,000) were awarded to the building contractor. We do not plan to appeal this verdict.
          We have an agreement with a major vendor whereby the vendor has agreed to provide up to $4,000,000 of long-term (one and one-half years on those transactions that have occurred to date) payment terms on our purchase of certain medical equipment from the vendor under government backed financing program contracts. The arrangement carries an interest component of five percent per annum. At March 31, 2008, the Company had an outstanding long-term debt balance of $651,000 and no outstanding short-term debt balance under this agreement. At March 31, 2007 the Company had $2,087,000 of short-term debt outstanding under this agreement.
          The Company also has included in debt at March 31, 2008 and March 31, 2007, $231,000 and $360,000, respectively, under other long-term payment arrangements. At March 31, 2008 $82,000 of this balance is classified as short-term and $149,000 is classified as long-term. At March 31, 2007, $74,000 of this balance is classified as short-term and $286,000 is classified as long-term.
          Over the next twelve months we anticipate capital expenditures related to the maintenance and expansion of our existing business operations to total approximately $10.6 million. Our Healthcare Services division intends to finance approximately $8.6 million in capital development projects including upgrades to its IT systems, expansions of existing facilities, including the satellite clinics in Beijing, and the design, construction and opening of a second satellite clinic in the Pudong district of Shanghai. These expansions will be funded through the 2005 debt financing program with IFC, limited short-term vendor financing arrangements, and cash flows from operations. Our Medical Products division intends to finance approximately $1.2 million in capital expenditures for market expansion programs, including investment in equipment seeding programs and demonstration units under the vendor financing arrangement discussed above, from cash flows from operations and corporate capital reserves. In addition we intend to finance certain corporate expenditures of approximately $200,000 for information systems development through cash flows from operations, additional bank loans to the extent available and corporate capital reserves. There can be no assurances that any of the foregoing projects will be completed, that the actual costs or timing of the projects will not exceed our expectations or that the foregoing expected sources of financing will be available or sufficient for any proposed capital expenditures.
          In addition to the capital expenditures described above, as noted earlier, we recently entered into agreements providing for $105 million in financings, the principal purpose of which is to fund expansion of our healthcare system in China. Over the next twelve months we anticipate capital expenditures related to these expansions to total approximately $3.5 million, including the design, construction and opening of our first UFH clinic in the southern China metropolis of Guangzhou, initial design and joint venture start-up of a new hospital facility in Guangzhou and initial design and joint venture start-up of a new hospital facility in Beijing. There can be no assurances that any of the foregoing projects will be completed, that the actual costs or timing of the projects will not exceed our expectations or that the foregoing expected sources of financing will be available or sufficient for any proposed capital expenditures.

Contractual Arrangements
          The following table sets forth our contractual obligations as of March 31, 2008:
(thousands)

	Total		2009	2010	2011	2012	2013	Thereafter

Bank Loan	$13,614	(1)	$617	$1,521	$1,499	$1,476	$1,905	$6,596
JPM financing	15,000		—	—	—	—	—	15,000
Vendor financing	882		82	781	19	—	—	—
Capital leases	58		36	22	—	—	—	—
Operating leases	14,310		3,323	2,602	2,096	1,325	1,108	3,856
Other (2)	213		64	71	78	—	—	—

Total contractual obligations	$44,077		$4,122	$4,997	$3,692	$2,801	$3,013	$25,452

(1)	Includes interest of $4,451.

(2)	Contractual fees owing to our BJU joint venture partner.
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
Foreign Currency Exchange and Impact of Inflation
          Because we receive over 68% of our revenue and generated 72% of our expenses within China, we have foreign currency exchange risk. The Chinese currency (RMB) is not freely traded and is closely controlled by the Chinese Government. The US dollar has experienced volatility in world markets recently. During fiscal 2008 the RMB strengthened against the USD resulting in a cumulative rate change of 9.3% for the year. During fiscal 2008, we had exchange gains of $604,000 which are included in general and administrative expenses on our consolidated statements of operations.

          As part of our risk management program, we also perform sensitivity analyses to assess potential changes in revenue, operating results, cash flows and financial position relating to hypothetical movements in currency exchange rates. Our sensitivity analysis of changes in the fair value of the RMB to the USD at March 31, 2008, indicated that if the USD uniformly increased in value by 10 percent relative to the RMB, then we would have experienced a 18% decrease in net income. Conversely, a 10 percent increase in the value of the RMB relative to the USD at March 31, 2008, would have resulted in a 22% increase in net income.
          Based on the Consumer Price Index, in the calendar year ended December 31, 2007, inflation in China was 4.8% and inflation in United States was 4.1%. The average annual rate of inflation over the three-year period from 2005 to 2007 was 2.8% in China and 3.3% in United States.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
          The Company holds the majority of all cash assets in 100% principal protected AAA/Aaa rated Money Market accounts. Therefore, the Company believes that its market risk exposures are immaterial and reasonable possible near-term changes in market interest rates will not result in material near-term reductions in other income, material changes in fair values or cash flows. The Company does not have instruments for trading purposes. Instruments for non-trading purposes are operating and development cash assets held in interest-bearing accounts. The Company is exposed to certain foreign currency exchange risk (See “Foreign Currency Exchange and Impact of Inflation”).

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders
Chindex International, Inc.
Bethesda, Maryland
           We have audited Chindex International, Inc.’s internal control over financial reporting as of March 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Chindex International, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Controls and Procedures. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
           We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
           A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
           Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
           A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness was noted regarding management’s failure to design and maintain controls over the analysis and recording of complex transactions relating to the period of expense with respect to the value of the conversion feature of a recent one-time sale of convertible notes to a single purchaser and the computation of certain share-based compensation awards in fiscal 2008. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2008 consolidated financial statements, and this report does not affect our report dated June 11, 2008 on those financial statements.

           In our opinion, Chindex International, Inc. did not maintain, in all material respects, effective internal control over financial reporting as of March 31, 2008, based on the COSO criteria.
           We do not express an opinion or any other form of assurance on management’s statements referring to any corrective actions taken by the Company after the date of management’s assessment.
           We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Chindex International, Inc. as of March 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended March 31, 2008 and our report dated June 11, 2008 expressed an unqualified opinion thereon.

Bethesda, Maryland	/s/ BDO SEIDMAN LLP

June 11, 2008

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders
Chindex International, Inc.
Bethesda, Maryland
          We have audited the accompanying consolidated balance sheets of Chindex International, Inc. (the Company) as of March 31, 2008 and 2007 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended March 31, 2008. In connection with our audits of the financial statements, we have also audited the financial statement schedule listed in the accompanying index. These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.
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
          In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Chindex International, Inc. at March 31, 2008 and 2007, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2008, in conformity with accounting principles generally accepted in the United States of America.
          Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
          As discussed in Note 1 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment,” effective April 1, 2006.
          We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Chindex International, Inc.’s internal control over financial reporting as of March 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated June 11, 2008, expressed an adverse opinion thereon.

Bethesda, Maryland	/s/ BDO SEIDMAN LLP

June 11, 2008

CHINDEX INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
(thousands except share data)

	March 31, 2008	March 31, 2007

ASSETS
Current assets:
Cash and cash equivalents	$79,258	$9,106
Restricted cash	1,123	1,590

Trade accounts receivable, less allowance for doubtful accounts of $3,940 and $2,827, respectively
Product sales receivables	12,098	13,133
Patient service receivables	9,085	6,104
Inventories, net	9,796	7,835
Deferred income taxes	1,656	2,463
Other current assets	3,294	3,153

Total current assets	116,310	43,384
Property and equipment, net	18,428	18,482
Long-term deferred income taxes	—	607
Other assets	1,241	434

Total assets	$135,979	$62,907

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,097	$12,546
Accrued wages	4,326	4,040
Accrued expenses	6,436	3,752
Other current liabilities	3,479	2,539
Short-term portion of capitalized leases	36	36
Short-term debt and vendor financing	82	2,710
Income taxes payable	349	629

Total current liabilities	25,805	26,252
Long-term deferred tax liability	208	—
Long-term portion of capitalized leases	22	58
Long-term debt, vendor financing and convertible debentures	22,556	8,679

Total liabilities	48,591	34,989

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value, 500,000 shares authorized, none issued	—	—

Common stock, $.01 par value, 28,200,000 shares authorized, including 3,200,000 designated Class B:
Common stock — 13,074,593 and 9,498,518 shares issued and outstanding at March 31, 2008 and March 31, 2007, respectively	131	95
Class B stock — 1,162,500 shares issued and outstanding at March 31, 2008 and March 31, 2007, respectively	12	12
Additional paid in capital	92,586	38,911
Accumulated other comprehensive income	2,210	106
Accumulated deficit	(7,551)	(11,206)

Total stockholders’ equity	87,388	27,918

Total liabilities and stockholders’ equity	$135,979	$62,907

The accompanying notes are an integral part of these consolidated financial statements.

CHINDEX INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(thousands except share and per share data)

	Years ended March 31,
	2008	2007	2006

Product sales	$64,241	$57,977	$54,336
Healthcare services revenue	65,817	47,944	36,500

Total revenue	130,058	105,921	90,836

Cost and expenses
Product sales costs	47,679	43,891	40,913
Healthcare services costs	51,810	40,534	33,455
Selling and marketing expenses	12,175	9,930	10,195
General and administrative expenses	10,055	6,921	5,723

Income from continuing operations	8,339	4,645	550

Other (expenses) and income
Interest expense	(3,575)	(766)	(589)
Interest income	1,159	238	173
Miscellaneous (expense) income — net	(226)	70	(18)

Income from continuing operations before income taxes	5,697	4,187	116
(Provision for) benefit from income taxes	(2,042)	(1,205)	51

Net income from continuing operations	3,655	2,982	167

Loss from discontinued operations	—	(247)	(3,105)

Net income (loss)	$3,655	$2,735	$(2,938)

Net income (loss) per common share — basic
Continuing operations	$.32	$.29	$.02

Discontinued operations	.00	(.02)	(.32)

Net income (loss)	$.32	$.27	$(.30)

Weighted average shares outstanding — basic	11,369,607	10,286,870	9,809,357

Net income (loss) per common share — diluted
Continuing operations	$.27	$.26	$.02

Discontinued operations	.00	(.02)	(.29)

Net income (loss)	$.27	$.24	$(.27)

Weighted average shares outstanding — diluted	13,361,443	11,641,893	10,528,484

The accompanying notes are an integral part of these consolidated financial statements.

CHINDEX INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(thousands)

	Years ended March 31,
	2008	2007	2006

OPERATING ACTIVITIES
Net income (loss)	$3,655	$2,735	$(2,938)
Adjustments to reconcile net income (loss) to net cash provided (used in) by operating activities:
Depreciation and amortization	3,871	3,258	2,910
Inventory write down	600	254	538
Provision for doubtful accounts	1,673	1,598	797
Loss on disposal of property and equipment	245	95	72
Deferred income taxes	(454)	(442)	(627)
Stock based compensation	1,341	196	—
Foreign exchange (gain) loss	(604)	(771)	(401)
Amortization of debt issuance costs	3	—	—
Amortization of debt discount	2,860	—	—
Changes in operating assets and liabilities:
Restricted cash	479	(1,183)	(383)
Trade receivables	(2,190)	(6,278)	1,310
Inventories, net	(454)	2,913	3,443
Other current assets	282	(597)	(288)
Other assets	288	300	72
Accounts payable and accrued expenses	681	(344)	11,932
Income taxes payable	(344)	480	139

Net cash provided by (used in) operating activities	11,932	2,448	62
INVESTING ACTIVITIES
Purchases of property and equipment	(3,207)	(2,474)	(4,133)
Cash received on disposal of property and equipment	—	—	108

Net cash used in investing activities	(3,207)	(2,474)	(4,025)
FINANCING ACTIVITIES
Proceeds from debt and convertible debentures	40,000	148	9,448
Debt issuance costs	(993)	—	(96)
Repayment of debt, vendor financing and capitalized leases	(3,387)	(2,611)	(5,167)
Proceeds from issuance of common stock	19,949	—	—
Proceeds from exercise of stock options and warrants	4,392	2,318	555

Net cash provided by financing activities	59,961	(145)	4,740
Effect of foreign exchange rate changes on cash and cash equivalents	1,466	243	84

Net increase in cash and cash equivalents	70,152	72	861
Cash and cash equivalents at beginning of year	9,106	9,034	8,173

Cash and cash equivalents at end of year	$79,258	$9,106	$9,034

Supplemental disclosures of cash flow information:
Cash paid for interest	$740	$749	$235
Cash paid for taxes	$2,869	$1,123	$453

Non-cash investing and financing activities consist of the following:
Transfer of demonstration equipment from property and equipment to inventory	$1,251	$—	$—
Acquisition of inventory through vendor financing agreement	$651	$2,087	$1,598
Conversion of convertible debt into common stock (net of unamortized debt issuance costs of $160)	$24,840	$—	$—
The accompanying notes are an integral part of these consolidated financial statements.

CHINDEX INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the years ended March 31, 2008, 2007 and 2006
(thousands except share data)

					Additional		Accumulated Other
	Common Stock		Common Stock Class B		Paid In	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	(Loss) Income	Total

Balance at March 31, 2005	8,592,665	$86	1,162,500	$12	$35,851	$(11,003)	$17	$24,963
Net loss 2006						(2,938)		(2,938)
Foreign currency translation adjustment							58	58

Comprehensive income								(2,880)

Options and warrants exercised	327,645	3			552			555

Balance at March 31, 2006	8,920,310	89	1,162,500	12	36,403	(13,941)	75	22,638

Net income 2007						2,735		2,735
Foreign currency translation adjustment							31	31

Comprehensive income								25,404

Stock based compensation					196			196
Options and warrants exercised, and issuance of restricted stock	578,208	6			2,312			2,318

Balance at March 31, 2007	9,498,518	95	1,162,500	12	38,911	(11,206)	106	27,918

Net income 2008						3,655		3,655
Foreign currency translation adjustment							2,104	2,104

Comprehensive income								33,677

Stock based compensation					1,341			1,341
Shares issued	2,424,569	24			44,765			44,789
Beneficial conversion feature on convertible debt, net of tax					3,189			3,189
Options and warrants exercised, and issuance of restricted stock	1,151,506	12			4,380			4,392

Balance at March 31, 2008	13,074,593	$131	1,162,500	$12	$92,586	$(7,551)	$2,210	$87,388

The accompanying notes are an integral part of these consolidated financial statements.

CHINDEX INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
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
          On March 18, 2008, the Company’s Board of Directors and stockholders authorized a 3-for-2 stock split of all shares of the Company’s common stock, par value $0.01 per share, including its Class B common stock, which was effected on April 1st, 2008. All common share and per share information has been retroactively restated to reflect the 3-for-2 stock split.
          The Healthcare Services division operates hospitals and clinics in Beijing, Shanghai and Wuxi. These hospitals and clinics generally transact business in Chinese Renminbi, but can also receive payments in U.S. dollars.
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
Consolidation
          The consolidated financial statements include the accounts of the Company, its subsidiaries and variable interest entities. All inter-company balances and transactions are eliminated in consolidation.
Revenue Recognition
          The Company earns revenue from providing healthcare services and sales of products. Substantially all revenue in the Healthcare Services division is from providing services and substantially all revenue in the Medical Products division is from the sale of products. See Note 13 for further information on sales and gross profit by division.
          Revenue related to services provided by the Healthcare Services division is net of contractual adjustments or discounts and is recognized in the period services are provided. The Healthcare Services division makes an estimate at the end of the month for certain inpatients who have not completed service. This estimate reflects only the cost of care up to the end of the month.
          Revenue related to the sale of medical equipment, instrumentation and products to customers in China by our Medical Products division is recognized upon product shipment. Revenue from sales to customers in Hong Kong is recognized upon delivery. We provide installation, warranty, and training services for certain of our capital equipment and instrumentation sales. These services are viewed as perfunctory to the overall arrangement and are not accounted for separately from the equipment sale. Costs associated with installation, training, after-sale servicing and standard warranty are not significant and are recognized in cost of sales as they are incurred. Sales involving multiple elements are analyzed and recognized under the guidelines of SAB 104, “Revenue Recognition” and the EITF 00-21, “Revenue Arrangements with Multiple Deliverables”.

          Additionally, the Company evaluates revenue from the sale of equipment in accordance with the provisions of EITF Issue 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent,” to determine whether such revenue should be recognized on a gross or a net basis over the term of the related service agreement. All of the factors in EITF 99-19 are considered with the primary factor being that the Company assumes credit and inventory risk and therefore records the gross amount of all sales as revenue.
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
Accounts Receivable
          Accounts receivable are customer obligations due under normal trade terms. They consist primarily of amounts due from the sale of various products and services. Senior management reviews accounts receivable on a quarterly basis to determine if any receivables will potentially be uncollectible based on the aging of the receivable and historical cash collections. Any accounts receivable balances that are determined to be uncollectible, along with a general allowance estimated as a percentage of probable collectability, are included in the overall allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Management believes that the allowance for doubtful accounts as of March 31, 2008 and 2007 is adequate; however, actual write-offs might exceed the recorded allowance.
Inventories
          Inventory items held by the Healthcare Services division are purchased to fill hospital operating requirements and are stated at the lower of cost or market using the average cost method.
          Inventory held by the Medical Products division consists of items that are purchased to fill executed sales contracts, items that are stocked for future sales, including sales demonstration units and service parts. These items are valued on the specific identification method or average cost basis. Inventory valuation is reviewed on a quarterly basis and adjustments are charged to the provision for inventory, which is a component of our product sales costs. A routine valuation allowance is created to maintain sales demonstration units at net realizable value. Valuation adjustments to inventory were $600,000, $254,000 and $538,000 during fiscal 2008, 2007 and 2006 respectively. The majority of the adjustments in 2008 were related to certain aged merchandise inventory. In 2007 and 2006, the adjustments were related to spare parts inventory items pertaining to machines we no longer service. In addition, in 2008 we reclassified certain demonstration equipment with a net book value of $1,251,000 from property and equipment to inventory to facilitate enhanced asset utilization.
Property and Equipment
          Property and equipment, including such assets held by Healthcare Services, are stated at historical cost. The costs of additions and improvements are capitalized, while maintenance and repairs are charged to expense as incurred. Depreciation is computed on the straight line method over the estimated useful lives of the related assets. Useful lives for medical equipment deployed for clinical use in our hospitals is 10 years. Useful lives for office equipment, vehicles and furniture and fixtures range from 5 to 7 years. Leasehold improvements are amortized on the straight-line method over the shorter of the estimated useful lives of the improvements or the lease term.

          The Company assesses the impairment of long-lived assets in accordance with Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. The Company evaluates its long-lived assets for impairment when indicators of impairment are identified. The Company records impairment charges based upon the difference between the fair value and carrying value of the original asset when undiscounted cash flows indicate the carrying value will not be recovered. No impairment losses have been recorded in the accompanying consolidated statements of operations.
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
          In accordance with SFAS No. 109, “Accounting for Income Taxes” (SFAS 109), provisions for income taxes are based upon earnings reported for financial statement purposes and may differ from amounts currently payable or receivable because certain amounts may be recognized for financial reporting purposes in different periods than they are for income tax purposes. Deferred income taxes result from temporary differences between the financial statement amounts of assets and liabilities and their respective tax bases. A valuation allowance reduces the net deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized.
          On April 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No.109”(FIN 48). FIN 48 clarifies the criteria for recognizing tax benefits related to uncertain tax positions under SFAS 109 and requires additional financial statement disclosure. FIN 48 requires that the Company recognize, in its consolidated financial statements, the impact of a tax position if that position is more likely than not to be sustained upon examination, based on the technical merits of the position. FIN 48 also requires explicit disclosure about the Company’s uncertainties related to each income tax position, including a detailed roll-forward of tax benefits taken that do qualify for financial statement recognition. The Company and its subsidiaries files income tax returns for U.S. federal jurisdiction and various states and foreign jurisdictions. For income tax returns filed by the Company, the Company is no longer subject to U.S. federal, state and local tax examinations by tax authorities for years before 2005, although carryforward tax attributes that were generated prior to 2005 may still be adjusted upon examination by tax authorities if they either have been or will be utilized. For the foreign jurisdictions the Company is no longer subject to local examinations by the tax authorities for years prior to 2004. It is our policy to recognize interest and penalties related to income tax matters in income tax expense. As of March 31, 2008 we had no accrued interest or penalties related to uncertain tax positions. Adoption of FIN 48 had no impact on the Company’s consolidated results of operations and financial position.

Cash Equivalents
           The Company considers unrestricted cash on hand, deposits in banks, certificates of deposit, money market funds and short-term marketable securities with an original or remaining maturity at the date of acquisition of three months or less to be cash and cash equivalents; such balances approximate fair value. Restricted cash is composed of deposits collateralizing bid and performance bonds (see Note 5) and a lien on certain cash accounts pursuant to a lawsuit (see Note 14).
Fair Value of Financial Instruments
          The Company considers the recorded value of its financial instruments, which consist primarily of cash and cash equivalents, trade accounts receivables, net, accounts payable, short-term and long-term debt and vendor financing to approximate the fair value based on the liquidity of these financial instruments or based on the fair market value calculations using all available information.
Earnings Per Share
          The Company follows SFAS No. 128, “Earnings per Share” whereby basic earnings per share excludes any dilutive effects of options, warrants and convertible securities and diluted earnings per share includes such effects. The Company does not include the effects of stock options, warrants and convertible securities for periods when the Company reports a net loss as such effects would be antidilutive.
          On March 18, 2008, the Company’s Board of Directors and stockholders authorized a 3-for-2 stock split of all shares of the Company’s common stock, par value $0.01 per share, including its Class B common stock, which was effected on April 1st, 2008. All common share and per share information has been retroactively restated to reflect the 3-for-2 stock split.
Stock- Based Compensation
          Effective April 1, 2006, the Company adopted SFAS No. 123(R), “Share-Based Payment” and related Securities and Exchange Commission rules included in Staff Accounting Bulletin No. 107, “Share-Based Payment” on a modified prospective basis. SFAS No. 123(R) requires that stock options and other share-based payments made to employees be accounted for as compensation expense and recorded at fair value. Under this new standard, companies are required to estimate the fair value of share-based payment awards on the date of the grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense ratably over the requisite service periods of the options in the Company’s consolidated statements of operations. The Company uses the Black-Scholes option pricing model to estimate the fair value of stock options granted.
          Compensation costs related to equity compensation, including stock options and restricted stock, for the year ended March 31, 2008 and March 31, 2007 were $1,341,000 and $196,000, respectively. Of the $1,341,000, $291,000 is included in healthcare services, $47,000 in medical products division costs and $1,003,000 in general and administrative expenses on the consolidated statements of operations. Of the $196,000, $47,000 is included in healthcare services and $149,000 in general and administrative expenses on the consolidated statements of operations. No amounts relating to the share-based payments have been capitalized.
          Prior to April 1, 2006, the Company accounted for stock-based compensation to employees under Accounting Principles Board Opinion (APB) No. 25 “Accounting for Stock Issued to Employees,” and complied with the disclosure requirements for SFAS No. 123 “Accounting for Stock-Based Compensation” and SFAS No. 148 “Accounting for Stock-Based Compensation — Transition and Disclosure — An Amendment of FASB Statement No. 123.” Under APB 25 compensation expense was measured as the excess, if any, of the market value of the underlying equity instrument over the amount the employee is required to pay on the date both the number of shares and the price to be paid are known. No compensation expense was recognized in the consolidated statements of operations, as option grants generally were made with exercise prices equal to the fair value of the underlying common stock on the award date, which was typically the date of compensation measurement.

          The Company’s reported and pro forma loss per share information was as follows (thousands, except share data):

		2006
Net loss, as reported		$(2,938)
Deduct: total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects		(1,333)

Net loss, pro-forma		$(4,271)

Pro forma loss per share*:
Loss per share, basic	As reported	$(.30)
Loss per share, basic	Pro forma	$(.44)
Loss per share, diluted	As reported	$(.27)
Loss per share, diluted	Pro forma	$(.41)

*	Per share information has been retroactively adjusted to give effect to the three-for-two stock split in the form of a stock dividend, which was announced by us on March 18, 2008 with a record date of April 1, 2008.
          The Company generally grants stock options that vest over a three to four year period to senior, long-term employees. Option awards are granted with an exercise price equal to the market price of the Company’s stock on the date of grant. Stock options have up to 10-year contractual terms.
          Options issued by the Company since 1996 have grant-date fair values calculated using the Black-Scholes options pricing model between $0.48 and $9.13. To calculate fair market value, this model utilizes certain information, such as the interest rate on a risk-free security maturing generally at the same time as the expected life of the option being valued and the exercise price of the option being valued. It also requires certain assumptions, such as the expected amount of time the option will be outstanding until it is exercised or it expires and the expected volatility of the Company’s common stock over the expected life of the option.
          The assumptions used to determine the value of the options at the grant date for options granted during the year ended March 31, 2008 were:

Volatility	71.36% — 71.82%
Dividend yield	0.00%
Risk-free interest rate	3.61% — 4.12%
Expected average life	7.0 years
          The assumptions used to determine the value of the options at the grant date for options granted during the year ended March 31, 2007 were:

Volatility	71.02%
Dividend yield	0.00%
Risk-free interest rate	4.95%
Expected average life	7.0 years
          Expected volatility is calculated based on the historical volatility of the Company’s common stock over the period which is approximately equal to the expected life of the options being valued. The dividend yield of zero is based on the fact that the Company has never paid cash dividends and has no present intention to pay cash dividends. The risk-free interest rate is derived from the yield of a U.S. Treasury Strip with a maturity date which corresponds with the expected life of the options being valued. The expected average life in 2008 and 2007 is based on the Company’s historical share option exercise experience along with the contractual term of the options being valued.
          Based on historical experience, the Company has assumed a forfeiture rate of 6.00% and 5.74% as of March 31, 2008 and 2007 on both its stock options and restricted stock. The Company will record additional expense if the actual forfeitures are lower than estimated and will record a recovery of prior expense if the actual forfeitures are higher than estimated.

Debt Issuance Costs
          Debt issuance costs incurred are capitalized and amortized based on the life of the debt obligations from which they arose, using the effective interest method. The amortization of these costs is included in interest expense on the consolidated statements of operations.
Dividends
          The Company has not paid cash dividends to the stockholders of its common stock and any cash dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.
Foreign Currencies
          Financial statements of the Company’s foreign subsidiaries are translated from the functional currency, generally the local currency, to U.S. dollars. Assets and liabilities are translated at the exchange rates on the balance sheet date. Results of operations are translated at average exchange rates. Accumulated other comprehensive income (loss) in the accompanying consolidated statements of stockholders’ equity consists entirely of the resulting exchange difference.
Use of Estimates
          The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Because of the use of estimates inherent in the financial reporting process, actual results could differ from those estimates. Areas in which significant judgments and estimates are used include revenue recognition, receivable collectability, inventory obsolescence, accrued expenses, deferred tax valuation allowances and stock-based compensation.
Reclassifications
          Certain balances in the 2007 and 2006 consolidated financial statements have been reclassified to conform to the 2008 presentation.
New Accounting Standards
          In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157). This standard establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This standard is effective for financial statements issued for fiscal years beginning after November 15, 2007, except as it relates to certain non-financial assets and liabilities for which SFAS 157 is effective in fiscal 2010. We are currently assessing whether the adoption of SFAS 157 will have a material effect on the Company’s financial position or results of operations.
          In February, 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115” (SFAS 159). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We are currently assessing whether the adoption of SFAS 159 will have a material effect on the Company’s financial position or results of operations.

          In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an Amendment of ARB No. 51” (SFAS 160). SFAS 160 requires the ownership interests in subsidiaries held by parties other than the parent to be treated as a separate component of equity and be clearly identified, labeled, and presented in the consolidated financial statements. The effective date of SFAS 160 is for fiscal years beginning on or after December 15, 2008. We are currently assessing whether the adoption of SFAS 160 will have a material effect on the Company’s financial position or results of operations.
          Any other new accounting pronouncements have been deemed not to be relevant to the operations of the Company; hence the effects of such undisclosed new accounting pronouncements will have no effect on the Company.
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
          For the years ended March 31, 2008, 2007 and 2006, net revenue and loss from discontinued operations were as follows (in thousands):

	Years ended March 31,
	2008	2007	2006

Net revenue from discontinued operations	$0	$0	$11,370
Loss from discontinued operations	$0	$(247)	$(3,105)
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

          There were no assets or liabilities related to the discontinued operations at March 31, 2008 or March 31, 2007.
3. INVENTORIES, NET
(in thousands)

	March 31, 2008	March 31, 2007

Inventories, net, consist of the following:
Merchandise inventory, net	$6,488	$4,422
Healthcare services inventory	763	615
Parts and peripherals	2,545	2,798

	$9,796	$7,835

4. PROPERTY AND EQUIPMENT, NET
(in thousands)

	March 31, 2008	March 31, 2007

Property and equipment, net consists of the following:
Furniture and equipment	$15,030	$12,896
Vehicles	21	68
Demonstration equipment	—	2,762
Leasehold improvements	17,157	14,796

	32,208	30,522
Less: accumulated depreciation and amortization	(13,780)	(12,040)

	$18,428	$18,482

     Depreciation and amortization expense for the years ending March 31, 2008, 2007 and 2006 was $3,871,000, $3,258,000 and $2,910,000, respectively.
5. DEBT
     The Company’s short term and long term debt balances are (in thousands):

	March 31, 2008		March 31, 2007
	Short term	Long term	Short term	Long term
Vendor financing	$82	$800	$2,161	$286
Line of credit	—	—	549	—
Long term loan	—	9,163	—	8,393
Convertible Notes, net of debt discount	—	12,593	—	—

	$82	$22,556	$2,710	$8,679

Vendor financing
          The Company has a financing agreement with a major vendor whereby the vendor has agreed to provide up to $4,000,000 of long-term (one and one-half years on those transactions that have occurred to date) payment terms on our purchase of certain medical equipment from the vendor under government backed financing program contracts. The arrangement carries an interest component of five percent per annum. At March 31, 2008, the Company had an outstanding long-term debt balance of $651,000 and no outstanding short-term debt balance under this agreement. At March 31, 2007 the Company had $2,087,000 of short-term debt outstanding under this agreement.

          The Company also has included in debt at March 31, 2008 and March 31, 2007, $231,000 and $360,000, respectively, under other long-term payment arrangements. At March 31, 2008 $82,000 of this balance is classified as short-term and $149,000 is classified as long-term. At March 31, 2007, $74,000 of this balance is classified as short-term and $286,000 is classified as long-term.
Line of credit
          As of March 31, 2008, there were no letters of credit outstanding and no outstanding balance under our $1,750,000 credit facility with M&T Bank. The borrowings under that credit facility bear interest at 1.00% over the three-month London Interbank Offered Rate (LIBOR). At March 31, 2008 the interest rate on this facility was 3.69%. Balances outstanding under the facilities are payable on demand, fully secured and collateralized by government securities acceptable to the Bank having an aggregate fair market value of not less than $1,945,000. At March 31, 2007 we had $549,000 outstanding under this facility.
Long term loan — IFC 2005
          In October 2005, Beijing United Family Hospital and Shanghai United Family Hospital, majority-owned subsidiaries of the Company, obtained long-term debt financing under a program with the International Finance Corporation (IFC) (a division of the World Bank) for 64,880,000 Chinese Renminbi (approximately $8,000,000). The term of the loan is 10 years at an initial interest rate of 6.73% with the borrowers required to begin making payments into a sinking fund beginning in the fourth year, with the option to extend the beginning of these payments to the fifth year if certain loan covenants have been met. The interest rate will be reduced to 4.23% for any amount of the outstanding loan on deposit in the sinking fund. The loan program also includes certain other covenants which require the borrowers to achieve and maintain specified liquidity and coverage ratios in order to conduct certain business transactions such as pay intercompany management fees or incur additional indebtedness. As of March 31, 2008 the Company was in compliance with these covenants. Chindex International, Inc. guaranteed repayment of this loan. In terms of security, IFC has, among other things, a lien over the equipment owned by the borrowers and over their bank accounts. In addition, IFC has a lien over Chindex bank accounts not already pledged, but not over other Chindex assets. As of March 31, 2008, the outstanding balance of this debt was 64,880,000 Chinese Renminbi (current translated value of $9,163,000, see “Foreign Currency Exchange and Impact of Inflation”) and was classified as long-term. At March 31, 2007 the outstanding balance was $8,393,000, classified as long-term.
Convertible Notes — JPM
          On November 7, 2007, the Company entered into a securities purchase agreement with Magenta Magic Limited, a wholly owned subsidiary of J.P. Morgan Chase & Co organized under the laws of the British Virgin Islands (JPM), pursuant to which the Company agreed to issue and sell to JPM: (i) 538,793 shares (the “Tranche A Shares”) of the Company’s common stock; (ii) the Company’s Tranche B Convertible Notes due 2017 in the aggregate principal amount of $25 million (the “Tranche B Notes”) and (iii) the Company’s Tranche C Convertible Notes due 2017 in the aggregate principal amount of $15 million (the “Tranche C Notes” and, with the Tranche B Notes, the “Notes”) at a price of $18.56 per Tranche A Share (for an aggregate price of $10 million for the Tranche A Shares) and at face amount for the Notes for a total purchase price of $50 million in gross proceeds (the “JPM Financing”).

          The Tranche B Notes had a ten-year maturity, bore no interest of any kind and provided for conversion into shares of the Company’s common stock at an initial conversion price of $18.56 per share at any time and automatic conversion upon the Company entering into one or more new committed financing facilities (the “Facilities”) making available to the Company at least $50 million, pursuant to which Facilities all conditions precedent (with certain exceptions) for initial disbursement had been satisfied, subject to compliance with certain JPM Financing provisions. The Facilities as required for conversion of the Tranche B Note had to have a minimum final maturity of 9.25 years from the date of initial drawdown, a minimum moratorium on principal repayment of three years from such date, principal payments in equal or stepped up amounts no more frequently than twice in each 12-month period, no sinking fund obligations, other covenants and conditions, and also limit the purchase price of any equity issued under the Facilities to at least equal to the initial conversion price of the Notes or higher amounts depending on the date of issuance thereof. As of March 31, 2008, the Tranche B Notes have been converted into 1,346,984 shares of our common stock.
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
          In connection with the issuance of the Notes, the Company incurred issuance costs of $314,000, which primarily consisted of legal and other professional fees. Of these costs, $61,000 is attributable to the Tranche A shares, $159,000 is attributable to Tranche B Notes which converted in February 2008 and the remaining of $94,000 is attributable to the Tranche C Notes and has been capitalized to be amortized over the life of the Notes. As of March 31, 2008 the unamortized financing cost was $91,000 and is included in other assets in the consolidated balance sheets.
          The Company accounts for convertible debt in accordance with the provisions of Emerging Issues Task Force (EITF) EITF Issue 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,” (EITF 98-5) and EITF 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments”. Accordingly, the Company records, as a discount to convertible debt, the intrinsic value of the conversion option based upon the differences between the fair value of the underlying common stock at the commitment date and the effective conversion price embedded in the note. Debt discounts under these arrangements are usually amortized over the term of the related debt to their stated date of redemption. So, in respect to the Notes, this debt discount would be amortized through interest expense over the 10 year term of the Notes unless earlier converted or repaid. Under this method, the Company recorded (i) a discount on the Tranche B Notes of $2,793,000 against the entire principal amount of the Notes; and (ii) a discount on the Tranche C Notes of $2,474,000 against the entire principal amount of the Notes.
          The combined debt discount pursuant to the Notes as of March 31, 2008 was $2,407,000. Amortization of the discount has accreted to approximately $2,860,000 as of March 31, 2008. This amount is included as a component of interest expense in the accompanying audited consolidated statements of operations, for the year ended March 31, 2008.

Loan Facility — IFC 2007
          On December 10, 2007, the Company entered into a loan agreement with IFC (the “IFC Facility”), providing for loans (the “IFC Loans”) in the aggregate amount of $25 million to expand the Company’s United Family Hospitals and Clinics network of private hospitals and clinics in China. The IFC Loans will fund a portion of the Company’s planned $105 million total financing for the expansion program.
          The IFC Loans will be made directly to one or both of the joint venture entities (the “Joint Ventures”) to be established to undertake the construction, equipping and operation of the proposed healthcare facilities. As of the date, no Joint Venture has been formed. The IFC Loans will bear interest equal to a fixed base rate determined at the time of each disbursement plus 2.75% per annum, with a reduction in the spread first to 2.50% and second to 2.00% per annum upon, in each case, upon the satisfaction of certain conditions, and will mature 9.25 years from the date of first disbursement.
          The obligations of each borrowing Joint Venture under the IFC Facility would be guaranteed by the Company pursuant to a guarantee agreement with IFC, will be secured by a pledge by the Company of its equity interests in the borrowing Joint Ventures pursuant to a share pledge agreement by the Company with IFC and will be secured pursuant to a mortgage agreement between each borrowing Joint Venture and IFC.
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
          The IFC Facility was subject to shareholder approval, which was received on January 9, 2008.
Loan Facility — DEG 2008
          On January 10, 2008, Chindex China Healthcare Finance, LLC (China Healthcare), a wholly-owned subsidiary of the Company, entered into a Loan Agreement with DEG-Deutsche Investitions-Und Entwicklungsgesellschaft (DEG) of Frankfurt, Germany, a member of the KfW banking group, providing for loans (the “DEG Loans”) in the aggregate amount of $20 million to expand the Company’s United Family Hospitals and Clinics network of private hospitals and clinics in China (the “DEG Facility”).
          The DEG Loans will be made directly to one or both of the joint ventures. The DEG Loans will bear interest equal to a fixed base rate determined at the time of each disbursement plus 2.75% per annum, with a reduction in the spread first to 2.50% and second to 2.00% per annum upon, in each case, the satisfaction of certain conditions, and will mature 9.25 years from the date of first disbursement. The obligations under the DEG Facility will be guaranteed by the Company and will be senior and secured, ranking pari passu in seniority with the IFC Facility and sharing pro rata with the IFC in the security interest granted over the Company’s equity interests in the Joint Ventures, the security interests granted over the assets of the Joint Ventures and any proceeds from the enforcement of such security interests.
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
          In connection with the issuance of the IFC and DEG facilities, the Company incurred issuance costs of $740,000, which primarily consisted of legal and other professional fees. These issuance costs have been capitalized and will be amortized over the life of the debt. As of March 31, 2008 the balance of the unamortized financing cost was $740,000 and is included in other assets in the consolidated balance sheets.
          The following table sets forth the Company’s debt obligations as of March 31, 2008:
(in thousands)

	Total	2009	2010	2011	2012	2013	Thereafter

Long term loan	$9,163	$—	$916	$916	$916	$1,374	$5,041
Convertible Notes	15,000	—	—	—	—	—	15,000
Vendor financing	882	82	781	19	—	—	—

Total	$25,045	$82	$1,697	$935	$916	$1,374	$20,041
          In addition, in October 2007 we finalized a $5,000,000 credit agreement with United Commercial Bank, a foreign bank licensed in China, for the opening of bid and performance bonds required by the sales contracts in the Medical Products division. The agreements call for 40% cash collateral on deposit for any performance bond issuance and 30% cash collateral on deposit for any bid bond issuances. The credit agreement was signed with our German subsidiary and guaranteed by the Company. As of March 31, 2008, we had opened bonds under this facility in the aggregate amount of €433,000 (approximately $684,000) which are partially secured by a cash deposit of approximately 30% held by the issuing bank in China. These cash deposits are included in restricted cash in the consolidated balance sheets. These bonds expire at various times between June and July of 2008.
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
          On March 18, 2008, the Company’s Board of Directors and stockholders authorized a 3-for-2 stock split of all shares of the Company’s common stock, par value $0.01 per share, including its Class B common stock, which was effected on April 1st, 2008. All common share and per share information has been retroactively restated to reflect the 3-for-2 stock split.

Stock Option Plan
          On September 1, 2004, the Company’s Board of Directors approved and on October 14, 2004, the Company’s shareholders approved the Company’s 2004 Incentive Stock Plan (2004 Plan). The 2004 Plan became effective upon the shareholders’ approval. The 2004 Plan provides for grants of: options to purchase common stock; restricted shares of common stock (which may be subject to both issuance and forfeiture conditions), which we refer to as restricted stock; deferred shares of common stock (which may be subject to the completion of a specified period of service and other issuance conditions), which we refer to as deferred stock; stock units (entitling the grantee to cash payments based on the value of the common stock on the date the payment is called for under the stock unit grant); and stock appreciation rights (entitling the grantee to receive the appreciation in value of the underlying common stock between the date of exercise and the date of grant), which are referred to as SARs. SARs may be either freestanding or granted in tandem with an option. Options to purchase the common stock may be either incentive stock options that are intended to satisfy the requirements of Section 422 of the Code, or options that do not satisfy the requirements of Section 422 of the Code. Compensation costs for stock options and restricted stock are recognized ratably over the vesting period of the option or stock, which usually ranges from immediate to three years. All of the shares authorized under the 2004 Plan have been granted as of March 31, 2008.
          On September 11, 2007, the Company adopted the 2007 Incentive Stock Plan (2007 Plan). The 2007 Plan provides for grants of: options to purchase common stock; restricted shares of common stock, deferred shares of common stock, stock units, and stock appreciation rights. Compensation costs for stock options and restricted stock are recognized ratably over the vesting period of the option or stock, which usually ranges from immediate to four years.
          During the years ending March 31, 2008 and 2007 the total intrinsic value of stock options exercised was $9,802,000 and $1,169,000, respectively. The actual cash received upon exercise of stock options was $2,229,000 and $629,000, respectively. The unamortized fair value of the stock options as of March 31, 2008 was $2,559,000, the majority of which is expected to be expensed over the next four years.
          A summary of the status of the Company’s non-vested options as of March 31, 2008 and changes during the twelve month period is presented below:

		Weighted Average
		Grant-Date
	Number of Shares	Fair Value
Nonvested options outstanding, March 31, 2007	40,300	$3.48
Granted	324,750	9.13
Vested	(23,274)	3.24
Canceled	(9,000)	3.07

Nonvested options outstanding, March 31, 2008	332,776	$8.91

          A summary of the status of the Company’s non-vested options as of March 31, 2007 and changes during the twelve month period is presented below:

		Weighted Average
		Grant-Date
	Number of Shares	Fair Value
Nonvested options outstanding, March 31, 2006	114,500	$3.51
Granted	4,500	3.93
Vested	(53,450)	2.81
Canceled	(25,250)	4.89

Nonvested options outstanding, March 31, 2007	40,300	$3.48

          The total fair value of options vested during the years ended March 31, 2008 and 2007 was $75,000 and $138,000 respectively.
          The table below summarizes activity relating to restricted stock for the twelve months ended March 31, 2008:

		Aggregate
	Number of shares	Intrinsic Value
	underlying	of Restricted Stock
	restricted stock	(in thousands) *
Outstanding as of March 31, 2007	42,000
Granted	124,322
Vested	(40,499)
Forfeited	(4,500)

Outstanding as of March 31, 2008	121,323	$3,054

Expected to vest	114,044	$2,870

          The table below summarizes activity relating to restricted stock for the twelve months ended March 31, 2007:

		Aggregate
	Number of shares	Intrinsic Value
	underlying	of Restricted Stock
	restricted stock	(in thousands) *
Outstanding as of March 31, 2006	—
Granted	42,000
Vested	—
Forfeited	—

Outstanding as of March 31, 2007	42,000	$488

Expected to vest	39,590	$460

          The weighted average contractual term of the restricted stock, calculated based on the service-based term of each grant, is two and three years, respectively. As of March 31, 2008 and 2007, the unamortized fair value of the restricted stock was $1,227,000 and $248,000, respectively. This unamortized fair value will be recognized over the next four and three years, respectively. Restricted stock is valued at the stock price on the date of grant. There was no restricted stock granted in fiscal 2006.

          The following is a summary of stock option activity during the years ended March 31, 2008, 2007 and 2006:

		Weighted	Aggregate		Weighted	Aggregate		Weighted	Aggregate
		Average	Intrinsic		Average	Intrinsic		Average	Intrinsic
		Exercise	Value (in		Exercise	Value (in		Exercise	Value (in
	2008	Price	thousands)*	2007	Price	thousands)*	2006	Price	thousands)*

Options outstanding, beginning of year	1,700,459	$3.48		1,973,613	$3.69		1,669,716	$3.23
Granted	324,750	13.55		4,500	5.53		673,575	4.11
Exercised	(686,181)	3.25		(180,612)	3.48		(327,645)	1.69
Canceled	(29,569)	7.36		(97,042)	7.73		(42,033)	8.03

Options outstanding, end of year	1,309,459	$6.01	$25,085	1,700,459	$3.48	$13,824	1,973,613	$3.69	$9,399

Weighted Average Remaining Contractual Term (Years)	6.02			5.85			6.98

Options exercisable at end of year	976,682	$3.56	$21,106	1,660,159	$3.45	$13,558	1,859,113	$3.60	$8,707

Options exercisable at end of year and expected to be exercisable**	1,289,493	$5.90	$24,846	1,691,789	$3.46	$13,788	***	***	***

*	The aggregate intrinsic value on this table was calculated based on the positive difference between the closing market price of the Company’s common stock on March 31, 2008, 2007 and 2006 ($25.17, $11.61 and $6.04, respectively) and the exercise price of the underlying options.

**	Options exercisable at March 31, 2008, 2007 and 2006, and expected to be exercisable include both vested options and non-vested options outstanding less our expected forfeiture rate.

***	Not calculated in prior years.
Security Issuances — Warrants Exercised
          The Company issued warrants in 2004 and 2005 in connection with the sale of common stock. No additional warrants were issued in subsequent years. During the years ended March 31, 2008 and 2007, there were 514,121 and 513,801 warrants exercised leaving an outstanding balance of 288,923 and 803,044 as of March 31, 2008 and 2007, respectively. During the years we had 121,478 and 116,205, respectively, warrants exercised as cashless. No warrants were exercised in the year ended March 31, 2006. During years ended March 31, 2008 and 2007 the warrants exercised had exercise prices ranging from $6.07 to $7.16. As of March 31, 2008 all the outstanding warrants had an exercise price of $6.07 and will expire in March 2010.

Securities Issuances— Private Placement:
          On November 7, 2007, the Company entered into a securities purchase agreement with Magenta Magic Limited, a wholly owned indirect subsidiary of J.P. Morgan Chase & Co (JPM) in which the Company agreed to sell to JPM, (i) 538,793 shares of Common Stock at a purchase price of $18.56 for a total amount of $10 million, less issuance costs of $61,000 for net proceeds to the Company of $9,939,000, (the “JPM Shares”) and (ii) convertible notes at face value for a total of $40 million. (See Note 5 Debt to the consolidated financial statements for additional information on the convertible notes).
Securities Purchase Agreement- IFC:
          On December 10, 2007, the Company entered into a Securities Purchase Agreement with IFC pursuant to which the Company agreed to issue and sell to IFC 538,793 shares (the “IFC Shares”) of the Company’s common stock at a price of $18.56 per IFC Share for an aggregate price of $10 million. The transaction was subject to shareholder approval, which was received on January 9, 2008. The proceeds from the sale of the IFC Shares would fund a portion of the Company’s planned $105 million total financing for the expansion program described above.
Shares of Common Stock Reserved
          As of March 31, 2008, the Company has reserved 3,936,132 shares of common stock for issuance upon exercise of remaining private placement securities, stock options and Class B common stock convertibility.

7. EARNINGS PER SHARE
          The following is a reconciliation of the numerators and denominators of the basic and diluted Earnings per Share (EPS) computations for net income (loss) and other related disclosures:
(thousands except share and per share data)

	Years ended March 31,
	2008	2007	2006

Basic net income (loss) per share computation:
Numerator:
Net income from continuing operations	$3,655	$2,982	$167
Loss from discontinued operations	—	(247)	(3,105)

Net income (loss)	$3,655	$2,735	$(2,938)
Denominator:
Weighted average shares outstanding- basic	11,369,607	10,286,870	9,809,357
Net (loss) income per common share — basic:
Net income from continuing operations	$.32	$.29	$.02
Loss from discontinued operations	.00	(.02)	(.32)
Net income (loss)	$.32	$.27	$(.30)

Diluted net income (loss) per share computation:
Numerator:
Net income from continuing operations	$3,655	$2,982	$167
Loss from discontinued operations	—	(247)	(3,105)

Net income (loss)	$3,655	$2,735	$(2,938)
Denominator:
Weighted average shares outstanding— basic	11,369,607	10,286,870	9,809,357
Effect of dilutive securities:
Shares issuable upon exercise of dilutive outstanding stock options, conversion of convertible debentures, vesting of restricted stock and exercise of warrants:	1,991,836	1,355,023	719,127

Weighted average shares outstanding-diluted	13,361,443	11,641,893	10,528,484
Net (loss) income per common share — diluted:
Net income from continuing operations	$.27	$.26	$.02
Loss from discontinued operations	.00	(.02)	(.29)
Net income (loss)	$.27	$.24	$(.27)
The share and per share information has been restated after giving retroactive effect to the three-for-two stock split in the form of a stock dividend, which was announced by us on March 18, 2008 and having a record date of April 1, 2008.
          The following shares are not included in the computation of diluted earnings per share because the assumed proceeds were greater than the average market price of the Company’s stock during the related periods and the effect of including such options in the computation would be antidilutive:

	Years ended March 31,
	2008	2007	2006
Number of shares considered antidulitive for calculating diluted net income per share:	390,900	42,000	92,173

8. INCOME TAXES
          U.S. and international components of income (loss) from operations before income taxes were comprised of the following, for the years ended March 31, (in thousands):

	2008	2007	2006
U.S.	$(5,832)	$(875)	$(544)
Foreign	11,529	5,062	660

Total	$5,697	$4,187	$116

          For the years ended March 31, the (provision for) benefit from income taxes from operations consists of the following, (in thousands):

	2008	2007	2006
Current:
Federal	$(8)	$—	$—
State	—	—	—
Foreign	(2,581)	(1,596)	(576)

	(2,589)	(1,596)	(576)

Deferred:
Federal	1,667	(1,301)	(53)
State	(144)	51	(10)
Foreign	(976)	1,641	690

	547	391	627

Total (provision) benefit	$(2,042)	$(1,205)	$51

          For the years ended March 31, the (provision) benefit for income taxes differs from the amount computed by applying the federal statutory income tax rate to the Company’s income from operations before income taxes as follows:

	2008	2007	2006
Income tax expense at federal statutory rate	34.0%	34.0%	34.0%
State taxes (net of federal benefit)	(5.6)%	(1.0)%	5.6%
Foreign rate differential	(24.2)%	(5.0)%	(227.6)%
Change in valuation allowance	23.9%	(3.4)%	140.5%
Change in tax rate	1.2%	0.00%	0.00%
Other permanent differences	3.8%	4.2%	3.5%
Other	2.7%	0.00%	0.00%

	35.8%	28.8%	(44.0)%

          Deferred income taxes reflect the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows, as of March 31, (in thousands):

	2008	2007
Deferred tax assets, net:
Allowance for doubtful accounts	$928	$803
Sales commissions	76	187
Net operating loss carryforwards	5,222	4,235
Alternative minimum tax	47	47
Depreciation	90	82
Start-up costs	329	491
Other	758	458

	7,450	6,303

Valuation allowance	(4,583)	(3,081)

Deferred tax assets, net of valuation allowance	2,867	3,222

Deferred tax liabilities:

Allowance for doubtful accounts	(144)	—
Convertible debt beneficial conversion feature	(949)	—
Depreciation	(152)	—
Other	(174)	(152)

Total deferred tax liabilities	(1,419)	(152)

Total net deferred taxes	$1,448	$3,070

          The Company has U.S. federal net operating losses of approximately $11.4 million that expire at varying dates through 2027. The Company also has foreign losses from China of approximately $6.8 million that expire at varying dates through 2012. The US net operating loss carry forwards may be subject to an annual limitation in accordance with Internal Revenue Code Section 382. However, management does not believe that the extent of such limitation would impact the Company’s ability to utilize the net operating loss carry forwards before expiration.
          During fiscal 2008, stock options were exercised for the purchase of shares of common stock resulting in a tax deduction of $2,425,000. In accordance with SFAS 123(R), the Company will not recognize a deferred tax asset with respect to the excess stock compensation deductions until those deductions actually reduce our income tax liability. As such, the Company has not recorded a deferred tax asset related to the net operating losses resulting from the exercise of these stock options in the accompanying financial statements. At such time as the Company utilizes these net operating losses to reduce income tax payable, the tax benefit will be recorded as an increase in additional paid in capital.
          During fiscal 2007, there was a change in the tax law in China that will reduce the statutory tax rate from 33% to 25% effective January 1, 2008. In addition, there was a change in the tax rate in one of the enterprise zones in China in which the Company operates that increased the tax rate from 12.5% to 15%. Since the Company had net deferred tax assets, the Company recognized a tax expense of approximately $94,000 as a result of these changes in statutory tax rates.
          Management assessed the realization of its deferred tax assets throughout each of the quarters of fiscal year 2008. During the year, management placed a valuation allowance on the deferred tax assets related to certain of its Chinese operations due to net operating loss carry forwards which will expire in the near future. The total tax effect of creating these valuation allowances on Chinese operations was $848,000 during the year. In addition, based on the lack of positive evidence in the past few years in our US entity, we placed a full valuation allowance on the U.S. net deferred tax asset. The effect of this was an additional $554,000 of income tax expense during the year.

          The Company intends to indefinitely reinvest the undistributed fiscal 2008 earnings of its foreign subsidiaries. Accordingly, the annualized effective tax rate applied to the Company’s pre-tax income for the year ended March 31, 2008 did not include any provision for U.S. federal and state taxes on the projected amount of these undistributed 2008 foreign earnings. The total amount of undistributed earnings as of March 31, 2008 was approximately $16.5 million.
          The Company’s tax expense reflects the impact of varying tax rates in the different jurisdictions in which it operates. It also includes changes to valuation allowances as a result of management’s judgments and estimates concerning projections of domestic and foreign profitability and the extent of the utilization of net operating loss carry forwards. As a result, we have experienced significant fluctuations in our world-wide effective tax rate. Changes in the estimated level of annual pre-tax income, changes in tax laws particularly related to the utilization of net operating losses in various jurisdictions, and changes resulting from tax audits can all affect the overall effective income tax rate which, in turn, impacts the overall level of income tax expense and net income.
          On April 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No.109” (FIN 48). FIN 48 clarifies the criteria for recognizing tax benefits related to uncertain tax positions under SFAS 109 and requires additional financial statement disclosure. FIN 48 requires that the Company recognize, in its consolidated financial statements, the impact of a tax position if that position is more likely than not to be sustained upon examination, based on the technical merits of the position. FIN 48 also requires explicit disclosure about the Company’s uncertainties related to each income tax position, including a detailed roll-forward of tax benefits taken that do qualify for financial statement recognition. The Company and its subsidiaries files income tax returns for U.S. federal jurisdiction and various states and foreign jurisdictions. For income tax returns filed by the Company, the Company is no longer subject to U.S. federal, state and local tax examinations by tax authorities for years before 2005, although carryforward tax attributes that were generated prior to 2005 may still be adjusted upon examination by tax authorities if they either have been or will be utilized. For the foreign jurisdictions the Company is no longer subject to local examinations by the tax authorities for years prior to 2004. It is our policy to recognize interest and penalties related to income tax matters in income tax expense. As of March 31, 2008 we had no accrued interest or penalties related to uncertain tax positions. Adoption of FIN 48 had no impact on the Company’s consolidated results of operations and financial position.

9. COMMITMENTS
Leases
          The Company leases office space, warehouse space, and space for hospital and clinic operations under operating leases. Future minimum payments under these noncancelable operating leases consist of the following:
(thousands)

Year ending March 31:
2009	$3,323
2010	2,602
2011	2,096
2012	1,325
2013	1,108
Thereafter	3,856

Net minimum rental commitments	$14,310

          The above leases require the Company to pay certain pass through operating expenses and rental increases based on inflation.
          Rental expense was approximately $3,261,000, $2,799,000 and $2,849,000 for the years ended March 31, 2008, 2007 and 2006, respectively.
10. CONCENTRATIONS OF CREDIT RISK
          Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and trade accounts receivables. Substantially all of the Company’s cash and cash equivalents at March 31, 2008 and March 31, 2007 were held by one U.S. financial institution and two Chinese financial institutions. All of the Company’s sales during the years were to end-users located in China or Hong Kong. Most of the Company’s medical equipment, instrumentation or product sales are accompanied by down payments of cash and/or letters of credit. Most of the Company’s healthcare services provided by United Family Hospitals and Clinics were performed in China for patients residing in China.
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
          Of the Company’s assets at March 31, 2008 and 2007, approximately $57,952,000 and $48,733,000, respectively, of such assets are located in China, consisting principally of cash and cash equivalents, trade accounts receivable, inventories, leasehold improvements, equipment and other assets. Also, see Note 11.
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
          Purchases from several suppliers were each over 10% of total product cost of goods. These were Siemens ($29,109,000) for the year ended March 31, 2008 and Siemens ($19,978,000) and Guidant ($4,817,000) for the year ended March 31, 2007. For the year ended March 31, 2006, these were Siemens ($18,556,000), Guidant ($11,110,000) and L’Oreal ($10,365,000).

12. ACCOUNTING FOR VARIABLE INTEREST ENTITIES (VIE)
          FIN 46(R)-, “Consolidation of Variable Interest Entities — An Interpretation of ARB No. 51”, requires a VIE to be consolidated if a party with an ownership, contractual or other financial interest in the VIE (a variable interest holder) is obligated to absorb a majority of the risk of loss from the VIEs activities, is entitled to receive a majority of the VIEs residual returns (if no party absorbs a majority of the VIEs losses), or both. A variable interest holder that consolidates the VIE is called the primary beneficiary. Upon consolidation, the primary beneficiary generally must initially record all of the VIEs assets, liabilities and noncontrolling interests at fair value and subsequently account for the VIE as if it were consolidated based on majority voting interest.
          The Company’s clinics in Shunyi (a densely expatriate-populated suburb of Shunyi County just outside of Beijing), Jianguomen (a district in downtown Beijing) and at the Shanghai Racquet Club (geographically located in a Shanghai expatriate residential district) as well as any future clinics are consolidated VIE’s. These entities were founded for the express purpose of projecting United Family Healthcare general patient services closer to a large patient population for the convenience of the patients. These are primarily storefront facilities each with assets of less than $2,086,000 consisting primarily of cash and leasehold improvements.
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
For the year ended March 31, 2008:

	Healthcare Services		Medical Products	Total

Assets	$93,727,000		$42,252,000	$135,979,000

Sales and service revenue	$65,817,000		$64,241,000	$130,058,000
Gross Profit	n/a	*	16,562,000	n/a
Gross Profit %	n/a	*	26%	n/a
Income (loss) from continuing operations before foreign exchange	$10,342,000		$(2,607,000)	$7,735,000
Foreign exchange gain				604,000

Income from continuing operations				$8,339,000
Other (expense), net				(2,642,000)

Income from continuing operations before income taxes				$5,697,000

For the year ended March 31, 2007:

	Healthcare Services		Medical Products	Total

Assets	$34,129,000		$28,778,000	$62,907,000

Sales and service revenue	$47,944,000		$57,977,000	$105,921,000
Gross Profit	n/a	*	14,086,000	n/a
Gross Profit %	n/a	*	24%	n/a
Income (loss) from continuing operations before foreign exchange	$5,028,000		$(1,154,000)	$3,874,000
Foreign exchange gain				771,000

Income from continuing operations				$4,645,000
Other (expense), net				(458,000)

Income from continuing operations before income taxes				$4,187,000

For the year ended March 31, 2006:

	Healthcare Services		Medical Products	Total

Assets	$29,801,000		$26,239,000	$56,040,000

Sales and service revenue	$36,500,000		$54,336,000	$90,836,000
Gross Profit	n/a	*	13,423,000	n/a
Gross Profit %	n/a	*	25%	n/a
Income (loss) from continuing operations before foreign exchange	$1,585,000		$(1,436,000)	$149,000
Foreign exchange gain				401,000

Income from continuing operations				$550,000
Other (expense), net				(434,000)

Income from continuing operations before income taxes				$116,000

          Total consolidated assets of $57,046,000 as of March 31, 2006 include $1,006,000 of assets pertaining to our healthcare products retail business which was discontinued in fiscal year 2006.

*	Gross profit margins not routinely calculated in the healthcare industry.
14. SUBSEQUENT EVENTS
          In June of 2006, a building contractor brought a lawsuit in China against Shanghai United Family Hospital and Clinics (SHU) claiming certain amounts due in connection with the original construction of the facility. There was a lien on certain SHU cash accounts in the amount of $880,000 (approximately RMB 6,172,000) which was classified as restricted cash on our balance sheet.
          On May 19, 2008 we received the final verdict from the lawsuit. The final amounts awarded to the building contractor in connection with the original construction of the facility were RMB 22,253,000 (approximately $3,173,000). Of this amount, we had previously paid RMB 18,616,000 (approximately $2,654,000) and have accrued RMB 3,637,000 (approximately $519,000). In addition, interest and penalties of RMB 2,756,000 (approximately $394,000) were awarded to the building contractor, which is included in our operating expenses in the consolidated statements of operations. We do not plan to appeal this verdict.

15. SELECTED QUARTERLY DATA (UNAUDITED)
(thousands except per share data)

For the year ended March 31, 2008:	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Revenue	$26,771	$32,652	$36,011	$34,624
Income (loss) from continuing operations before income taxes	1,218	2,481	3,970	(1,972)
Net income (loss) from continuing operations	809	1,638	3,894	(2,686)
Net income (loss)	809	1,638	3,894	(2,686	)(a)

Income (loss) per share of common stock — basic
Net income (loss) from continuing operations	.08	.15	.34	(.20)
Net income (loss) from continuing operations	.08	.15	.34	(.20)
Diluted income (loss) earnings per share of common stock
Net income (loss) from continuing operations	.07	.13	.28	(.20)
Net income (loss)	.07	.13	.28	(.20)

Cash dividends per share of common stock	.00	.00	.00	.00

For the year ended March 31, 2007:

Revenue	$24,415	$26,480	$30,344	$24,682
Income from continuing operations before income taxes	1,512	762	1,046	867
Net income from continuing operations	525	1,130	679	648
Net income	512	879	679	665

Income per share of common stock — basic
Net income from continuing operations	.05	.11	.07	.06
Net income	.05	.09	.07	.06
Diluted income earnings per share of common stock
Net income from continuing operations	.05	.10	.06	.05
Net income	.05	.08	.06	.05

Cash dividends per share of common stock	.00	.00	.00	.00

The per share information has been restated after giving retroactive effect to the three-for-two stock split in the form of a stock dividend, which was announced by us on March 18, 2008 and having a record date of April 1, 2008.

(a)	Included in the $2.7 million net loss for the quarter ended March 31, 2008 were the following adjustments: a $1.5 million charge resulting from the foreign exchange effect of a change in estimate related to the timing of the payment of intercompany payables, a $1.4 million additional tax expense related to the creation of valuation allowances on the US and China entities, a $380,000 expense related to the use of demonstration units in the medical products division, a $304,000 charge representing the interest and penalties assessed in the final settlement of a legal case in our healthcare services division, net of tax, and a $283,000 valuation adjustment related to aging merchandise inventory in the medical products division. Unless otherwise noted, there was no income tax effect on these adjustments.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures.
          We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission (SEC) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
          In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. As described below under Management’s Annual Report on Internal Control over Financial Reporting, a material weakness was identified in our internal control over financial reporting. A control deficiency exists when the design or operation of a control does not allow management or employees, in the ordinary course of performing their assigned functions, to prevent or detect misstatements on a timely basis. A significant deficiency is a control deficiency, or combination of control deficiencies, that adversely affects the Company’s ability to initiate, authorize, record, process, or report external financial data reliably in accordance with GAAP, such that there is a more than remote likelihood that a misstatement of the Company’s annual or interim financial statements that is more than inconsequential will not be prevented or detected. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Our CEO and CFO have concluded that, as of the end of the period covered by this Annual Report on Form 10-K, the Company’s disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
Management’s Annual Report on Internal Control over Financial Reporting.
          Management, including the CEO and CFO, has the responsibility for establishing and maintaining adequate internal control over financial reporting, as defined in the Exchange Act, Rule 13a-15(f). Internal control over financial reporting is a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers, or persons performing similar functions and influenced by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America (GAAP). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate or insufficient because of changes in operating conditions, or that the degree of compliance with the policies or procedures may deteriorate.

          Management assessed internal control over financial reporting of the Company and subsidiaries as of March 31, 2008. The Company’s management conducted its assessment in accordance with the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management identified a material weakness in our internal control. Specifically, management concluded that the Company did not maintain effective controls over the analysis and recording of complex transactions relating to the period of expense with respect to the value of the conversion feature of a recent one-time sale of convertible notes to a single purchaser and the computation of certain share-based compensation awards in fiscal 2008. Accordingly, management concluded that this control deficiency constitutes a material weakness and that that our internal control over financial reporting was not effective as of March 31, 2008.
          We plan to remediate the material weakness described above by amending our period close procedures to include access to independent consultation on technical accounting treatment with respect to highly complex transactions and to require our staff to attend training related to the application of certain compensation related accounting pronouncements.
          We cannot assure you that these remediation efforts will be successful or that our internal control over financial reporting will be effective in accomplishing all control objectives all of the time. See “Risk Factors — If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results. As a result, current and potential shareholders could lose confidence in our financial reporting, which would harm our business and the trading price of our stock.”
          BDO Seidman, LLP, the independent registered public accounting firm who also audited the Company’s consolidated financial statements, has issued its own attestation report on the effectiveness of internal controls over our financial reporting as of March 31, 2008, which is filed herewith.
ITEM 9B. OTHER INFORMATION
NONE.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
          Information required is set forth in the Proxy Statement with respect to our 2008 annual meeting of shareholders (Proxy Statement), which is incorporated herein by reference.
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

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(1) The following consolidated financial statements of Chindex International, Inc. are included in Part II, Item 8:
Reports of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of March 31, 2008 and March 31, 2007.
Consolidated Statements of Operations for the years ended March 31, 2008, 2007 and 2006.
Consolidated Statements of Cash Flows for the years ended March 31, 2008, 2007 and 2006.
Consolidated Statements of Stockholders’ Equity for the years ended March 31, 2008, 2007 and 2006.
Notes to Consolidated Financial Statements.
(a)(2) The following financial statement schedule of Chindex International is included in Item 15(d):
Schedule II Valuation and Qualifying Accounts.

	Balance
	beginning		Additions not		Balance end
Description (amounts in thousands)	of year	Additions expensed	expensed	Deductions	of year

For the year ended March 31, 2008:
Allowance for doubtful receivables	$2,827	1,673	169	729	$3,940
Deferred income tax valuation allowance	$3,081	1,361	141	—	$4,583
Litigation accrual	$323	700	41	143	$921

For the year ended March 31, 2007:
Allowance for doubtful receivables	$2,250	1,598	(169)	852	$2,827
Deferred income tax valuation allowance	$3,105	—	79	103	$3,081
Litigation accrual	$280	136	11	104	$323

For the year ended March 31, 2006:
Allowance for doubtful receivables	$1,851	797	24	422	$2,250
Deferred income tax valuation allowance	$2,623	482	—	—	$3,105
Litigation accrual	$—	280	—	—	$280
All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.
(b)	Exhibits

The exhibits listed below are filed as a part of this annual report:
3.1	Amended and Restated Certificate of Incorporation of the Company dated October 28, 2004. Incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2005.

3.2	Amendment to Certificate of Incorporation dated July 10, 2007. Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated July 10, 2007.

3.3	By-laws of the Company. Incorporated by reference to Annex C to the Company’s Proxy Statement on Schedule 14A filed on June 7, 2002.

3.4	Certificate of Designations of Series A Junior Participating Preferred Stock of Chindex International, Inc. Incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2007.

4.1	Form of Specimen Certificate representing the Common Stock.

4.2	Form of Specimen Certificate representing the Class B Common Stock.

4.3	Rights Agreement, dated as of June 7, 2007, between Chindex International, Inc. and American Stock Transfer & Trust Company, as Rights Agent, which includes form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Stock as Exhibit C (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 7, 2007).

4.4	Amendment No. 1 to Rights Agreement dated November 4, 2007 between the Company and American Stock Transfer & Trust Company, as Rights Agent. Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated November 4, 2007.

10.1*	The Company’s 1994 Stock Option Plan, as amended as of July 17, 2001. Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the six months ended June 30, 2001.

10.2*	The Company’s 2004 Stock Incentive Plan. Incorporated by reference to Annex B to the Company’s Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on September 14, 2004.

10.3*	The Company’s 2007 Stock Incentive Plan. Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated September 11, 2007 (the “September 11, 2007 Form 8-K”).

10.4*	Form of Outside Director Restricted Stock Grant Letter. Incorporated by reference to Exhibit 99.2 to the to the September 11, 2007 Form 8-K.

10.5*	Form of Employee Restricted Stock Grant Letter. Incorporated by reference to Exhibit 99.3 to the September 11, 2007 Form 8-K.

10.6*	Form of Employee Stock Option Grant Letter. Incorporated by reference to Exhibit 99.4 to the September 11, 2007 Form 8-K.

10.7	Lease Agreement between the School of Posts and Telecommunications and the Company dated November 8, 1995. Incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995.

10.8	Amendments Numbers One, Two and Three to the Lease Agreement between the School of Posts and Telecommunications and the Company dated November 8, 1995, each such amendment dated November 26, 1996. Incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997.

10.9	Lease Agreement dated May 10, 1998, between the School of Posts and Telecommunications and the Company relating to the lease of additional space. Incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998.

10.10	Contractual Joint Venture Contract between the Chinese Academy of Medical Sciences Union Medical & Pharmaceutical Group Beijing Union Medical & Pharmaceutical General Corporation and the Company, dated September 27, 1995. Incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995.

10.11	First Investment Loan Manager Demand Promissory Note dated July 10, 1997 between First National Bank of Maryland and the Company. Incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997.

10.12	Distribution Agreement dated October 11, 2001 between Siemens AG and the Company, Incorporated by reference to Exhibit 10.18 to the Company’s Quarterly Report on Form 10-Q for the nine months ended September 30, 2001.

10.13*	Employment Agreement, dated as of March 1, 2006, between the Company and Roberta Lipson. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 31, 2006.

10.14*	Employment Agreement, dated as of March 1, 2006, between the Company and Elyse Beth Silverberg. Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated October 31, 2006.

10.15*	Employment Agreement, dated as of March 1, 2006, between the Company and Lawrence Pemble. Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated October 31, 2006.

10.16*	Employment Agreement, dated as of May 1, 2006, between the Company and Anne Marie Moncure. Incorporated by reference to Exhibit 10.19 to the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2006.

10.17*	Amendment to Employment Agreement between the Company and Roberta Lipson dated December 17, 2007.

10.18*	Amendment to Employment Agreement between the Company and Elyse Beth Silverberg dated December 17, 2007.

10.19*	Amendment to Employment Agreement between the Company and Lawrence Pemble dated December 17, 2007.

10.20*	Amendment to Employment Agreement between the Company and Anne Marie Moncure dated December 17, 2007.

10.21	Securities Purchase Agreement dated November 7, 2007 between the Company and Magenta Magic Limited. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 7,2007.

10.22	Loan Agreement dated December 10, 2007 between the Company and International Finance Corporation. Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated December 10, 2007 (the “December 10, 2007 Form 8-K”).

10.23	Amendment to Loan Agreement dated as of January 3, 2008 between Chindex China Healthcare Finance, LLC and International Finance Corporation. Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated December 10, 2007 (the “January 10, 2008 Form 8-K”).

10.24	Securities Purchase Agreement dated December 10, 2007 between the Company and International Finance Corporation. Incorporated by reference to Exhibit 10.1 to the December 10, 2007 Form 8-K.

10.25	Loan Agreement dated as of January 8, 2008 between Chindex China Healthcare Finance, LLC and DEG-Deutsche Investitions-Und Entwicklungsgesellschaft. Incorporated by reference to Exhibit 4.1 to January 10, 2008 Form 8-K.

10.26	SPV Guarantee Agreement dated as of January 8, 2008 between Chindex China Healthcare Finance, LLC and DEG-Deutsche Investitions-Und Entwicklungsgesellschaft. Incorporated by reference to Exhibit 4.2 to the January 10, 2008 Form 8-K.

10.27	Contractual Joint Venture Contract between Shanghai Changning District Central Hospital and the Company, dated February 9, 2002. Incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

10.28	Lease Agreement between Shanghai Changning District Hospital and the Company related to the lease of the building for Shanghai United Family Hospital. Incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

10.29	Lease Agreement between China Arts & Crafts Import & Export Corporation and Chindex (Beijing) Consulting Incorporated related to the lease of the building for the Company’s main office in Beijing. Incorporated by reference to Exhibit 10.17 to the Company’s Quarterly Report on Form 10-Q for the six months ended June 30, 2002.

10.30	Agreement between Siemens AG and the Company for long-term payment of vendor invoices. Incorporated by reference to Exhibit 10.18 to the Company’s Quarterly Report on Form 10-Q for the nine months ended September 30, 2002.

10.31	Form of Common Stock Purchase Warrant issued to investors on March 24, 2005. Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated March 21, 2005.

21.1	List of subsidiaries. Incorporated by reference to Exhibit 21.1 to the Company’s Registration Statement on Form S-3 (No. 333-123975).

23.1	Consent of Independent Registered Public Accounting Firm (filed herewith)

31.1	Certification of the Company’s Chief Executive Officer Pursuant to Rule 13a-14(a) (filed herewith)

31.2	Certification of the Company’s Chief Financial Officer Pursuant to Rule 13a-14(a) (filed herewith)

31.3	Certification of the Company’s Principal Accounting Officer Pursuant to Rule 13a-14(a) (filed herewith)

32.1	Certification of the Company’s Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 (filed herewith)

32.2	Certification of the Company’s Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 (filed herewith)

32.3	Certification of the Company’s Principal Accounting Officer Pursuant to 18 U.S.C. Section 1350 (filed herewith)

*	Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINDEX INTERNATIONAL, INC.
Dated: June 11, 2008	By:	/S/ Roberta Lipson
Roberta Lipson
Chief Executive Officer (principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Dated: June 11, 2008	By:	/S/ A. Kenneth Nilsson
A. Kenneth Nilsson
Chairman of the Board

Dated: June 11, 2008	By:	/S/ Roberta Lipson
Roberta Lipson
Chief Executive Officer and Director (principal executive officer)

Dated: June 11, 2008	By:	/S/ Lawrence Pemble
Lawrence Pemble
Executive Vice President-Finance, Chief Financial Officer and Director (principal financial officer)

Dated June 11, 2008	By:	/S/ Elyse Beth Silverberg
Elyse Beth Silverberg
Executive Vice President, Secretary and Director

Dated: June 11, 2008	By:	/S/ Cheryl Chartier
Cheryl Chartier
Corporate Controller (principal accounting officer)

Dated: June 11, 2008	By:	/S/ Holli Harris
Holli Harris
Director

Dated: June 11, 2008	By:	/S/ Carol R. Kaufman
Carol R. Kaufman
Director

Dated: June 11, 2008	By:	/S/ Julius Y. Oestreicher
Julius Y. Oestreicher
Director