Form 10-K/A
period 2008-03-31
CHINDEX INTERNATIONAL INC
filed 2008-06-23
CIK 922717

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes [  ] No [ x ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes [  ] No [ x ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [ x ] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in a definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer [  ]  Accelerated filer [ x]  Non-accelerated filer [  ]  Smaller reporting Company [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [   ]  No [ x ]

The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of September 30, 2007 (the last business day of the registrant's most recently completed second fiscal quarter) was approximately $160,486,048.

The number of shares outstanding of each of the registrant's class of common equity, as of May 21, 2008, was 13,197,203, shares of Common Stock and 1,162,500 shares of Class B Common Stock.

EXPLANATORY NOTE

This amendment to Chindex International, Inc.’s Annual Report on Form 10-K for the fiscal year ended March 31, 2008, filed on June 16, 2008, is filed solely for the purpose of refurnishing the Section 302 certifications to include in paragraph 4 thereof a phrase that had inadvertently been omitted.  The Form 10-K as filed is unchanged.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Company caused this Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINDEX INTERNATIONAL, INC.

June 23, 2008	By:	/s/ Lawrence Pemble
Executive Vice President and
Chief Financial Officer

EXHIBIT INDEX

31.1	Certification of the Company's Chief Executive Officer Pursuant to Rule 13a-14(a) (filed herewith)
31.2	Certification of the Company's Chief Financial Officer Pursuant to Rule 13a-14(a) (filed herewith)
31.3	Certification of the Company's Principal Accounting Officer Pursuant to Rule 13a-14(a) (filed herewith)