Form 10-K/A
period 2008-03-31
CHINDEX INTERNATIONAL INC
filed 2008-07-29
CIK 922717

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

Large accelerated filer [   ]   Accelerated filer [ x ]   Non-accelerated filer [   ]   Smaller reporting Company [   ]

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

INTRODUCTORY NOTE

Chindex International, Inc. (the “Company,” “Chindex,” “we,” “us” or “our”) is filing this Amendment No. 2 on Form 10-K/A to our Annual Report on Form 10-K for the fiscal year ended March 31, 2008 (the “Report”) for the purpose of including information that was to be incorporated by reference from our definitive proxy statement pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We will not file our proxy statement within 120 days of our fiscal year ended March 31, 2008, and are, therefore, setting forth Items 10, 11, 12, 13 and 14 of Part III of the Report. We anticipate filing our definitive proxy statement in August 2008 for our 2008 Annual Stockholder Meeting, which is currently scheduled to be held on September 16, 2008.  In addition, in connection with the filing of this Amendment and pursuant to Rules 12b-15 and 13a-14 under the Exchange Act, we are including with this Amendment currently dated certifications. Except as described above, no other amendments are being made to the Report. This Form 10-K/A does not reflect events occurring after the June 16, 2008 filing of the Report, as amended by our June 23, 2008 amendment number one to such Report, or modify or update the disclosure contained in the Report as amended in any way other than as required to reflect the amendments discussed above and reflected below.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The directors and executive officers of the Company and their present positions with the Company are as follows:

Name	Positions with the Company
A. Kenneth Nilsson (1)(2)(3)	Chairman of the Board of Directors
Roberta Lipson	President, Chief Executive Officer and Director
Elyse Beth Silverberg	Executive Vice President, Secretary and Director
Lawrence Pemble	Executive Vice President, Chief Financial Officer, Treasurer and Director
Anne Marie Moncure	President of United Family Hospitals and Clinics
Holli Harris (1)	Director
Carol R. Kaufman (1)(2)	Director
Julius Y. Oestreicher (1)(2)(3)	Director
_________________

(1)	Member of Audit Committee.

(2)	Member of the Compensation Committee.

(3)	Member of the Governance and Nominating Committee.

All directors of the Company hold office until the next annual meeting of the stockholders and until their successors have been elected and qualified.  The officers of the Company are elected by the Board of Directors at the first meeting after each annual meeting of the Company’s stockholders and hold office until their death, until they resign or until they have been removed from office.

Set forth below is certain information with respect to each director:

ROBERTA LIPSON, 53, co-founded the Company in 1981.  Ms. Lipson served as the Chairman of the Board of Directors from 1981 until 2004 and has served as the Chief Executive Officer since 1981.  From 1979 until founding the Company in 1981, Ms. Lipson was employed in China by Sobin Chemical, Inc., a worldwide trading company, as Marketing Manager, coordinating marketing and sales of various equipment in China.  Ms. Lipson was employed by Schering-Plough Corp. in the area of product marketing until 1979.  Ms. Lipson received a B.A. degree in East Asian Studies from Brandeis University and an MBA degree from Columbia University Graduate School of Business.

ELYSE BETH SILVERBERG, 51, co-founded the Company in 1981.  Ms. Silverberg has served as the Company’s Executive Vice President and Secretary and as a Director since that time.  Prior to founding the Company, Ms. Silverberg worked with Ms. Lipson at Sobin Chemical, Inc. from 1980 to 1981 and was an intern in China with the National Council for U.S.-China Trade from 1979 to 1980.  Ms. Silverberg received a B.A. degree in Chinese Studies and History from the State University of New York at Albany.

LAWRENCE PEMBLE, 51, joined the Company in 1984 and has served as Executive Vice President, Treasurer and Chief Financial Officer since January 1996.  From 1986 until 1996, Mr. Pemble served as Vice President of Marketing.  From 1986 through April 1992 and September 1993 to the present, Mr. Pemble has also served as a Director of the Company.  Prior to joining the Company, Mr. Pemble was employed by China Books and

Periodicals, Inc. as Manager, East Coast Center.  Mr. Pemble received a B.A. degree in Chinese Studies and Linguistics from the State University of New York at Albany.

A. KENNETH NILSSON, 75, has served as a Director of the Company since January 1996 and the Chairman of the Board of the Company since October 2004.  Mr. Nilsson formerly served as President of Cooper Laboratories, Inc.; President of Cooper Lasersonics, Inc.; Managing Director of Pfizer Taito Ltd.; President of Max Factor, Japan; and Chairman of the Monterey Institute of International Studies.  Mr. Nilsson received a B.A. degree from the University of Southern California and an M.A. degree from the University of California.

HOLLI HARRIS, 41, has served as a Director of the Company since August 2004.  Ms. Harris worked for the U.S. State Department at the U.S. Embassy in Moscow, and has since served in financial and strategic management positions in the energy, banking, biotech and automotive industries.  In 2003, Ms. Harris was a Financial Analyst with Amgen Inc., an international biotechnology and pharmaceutical firm.  From 2004 to 2008, Ms. Harris was a Financial Manager at Corbis Corporation, an international visual and image solutions provider.  Ms. Harris currently is an independent business strategy and process consultant.  Ms. Harris has a dual degree in Russian Language and International Relations from the University of California - Davis and an MBA in Finance from the University of Michigan.

CAROL R. KAUFMAN, 59, has served as a Director of the Company since November 2000.  Ms. Kaufman has been Vice President and Chief Administrative Officer of The Cooper Companies, Inc., a medical device company, since October 1995 and was elected Vice President of Legal Affairs in March 1996 and was elected Senior Vice President in October 2004.  From January 1989 through September 1995, she served as Vice President, Secretary and Chief Administrative Officer of Cooper Development Company, a healthcare and consumer products company that was a former affiliate of The Cooper Companies, Inc.  Ms. Kaufman received her undergraduate degree from Boston University.

JULIUS Y. OESTREICHER, 78, has served as a Director of the Company since January 1996.  Mr. Oestreicher has been a partner with the law firm of Oestreicher & Ennis, LLP and its predecessor firms for more than thirty years, engaging primarily in estate, tax and business law.  Mr. Oestreicher received a B.S. degree in Business Administration from City College of New York and a J.D. degree from Fordham University School of Law.

ANNE MARIE MONCURE, 52, has served as President of United Family Hospitals and Clinics since May 2006.  From August 2004 to April 2006, she served as Managing Director of Indraprastha Medical Corporation Ltd. in New Delhi, India.  From 1998 to 2004, she served as Vice President and Executive Director of Providence Hospital Northeast for Sisters of Charity Providence Hospitals in Columbia, South Carolina.

Corporate Governance

The system of governance practices followed by the Company is memorialized in the Company’s Governance Guidelines and the charters of the three committees of the Board of Directors.  The Governance Guidelines and charters are intended to ensure that the Board will have the necessary authority and practices in place to review and evaluate the Company’s business operations and to make decisions that are independent of the Company’s management.  The Governance Guidelines also are intended to align the interests of directors and management with those of the Company’s stockholders. The Governance Guidelines establish the practices the Board will follow with respect to board composition and selection, board meetings and involvement of senior management, chief executive officer performance evaluation, succession planning, board committees and director compensation.  The Board annually conducts a self-evaluation to assess compliance with the Governance Guidelines and identify opportunities to improve Board performance.

The Governance Guidelines and committee charters are reviewed periodically and updated as necessary to reflect changes in regulatory requirements and evolving oversight practices.  The Board has three committees: an Audit Committee, a Compensation Committee and a Governance and Nominating Committee.  The Governance Guidelines, as well as the charter for each committee of the Board, may be viewed at www.chindex.com.

Director Independence

We believe that independent directors play a critical role in governing the Company, and we are committed to ensuring that a majority of our directors are independent. Currently four of our seven directors satisfy the independence requirements of the Nasdaq Stock Market’s listing standards.  Under these standards, a director is not independent if he or she has certain specified relationships with the Company or any other relationship that in the opinion of the Board of Directors would interfere with his or her exercise of independent judgment as a director or that are enumerated under such standards.  The independent directors are: Ms. Harris, Ms. Kaufman, Mr. Nilsson and Mr. Oestreicher.

The Board has determined that each member of our Audit Committee, our Governance and Nominating Committee and our Compensation Committee is independent under these standards.  These determinations were made after reviewing all relevant transactions and relationships between each director and any of his or her family members, on one hand, and the Company, our senior management and our independent auditor, on the other hand.

Board Committees and Procedures

Our full Board of Directors considers all major decisions. However, we have established a Governance and Nominating Committee, an Audit Committee and a Compensation Committee so that some matters can be addressed in more depth than may be possible in a full board meeting.

Governance and Nominating Committee. The current members of the Governance and Nominating Committee are Mr. Nilsson (Chair) and Mr. Oestreicher.  The Governance and Nominating Committee considers candidates for Board membership suggested by its members and other Board members and management.  This Committee will consider Director candidates from stockholders for election at the Annual Meeting if such nominees are submitted in accordance with the procedures set forth in the Company’s bylaws.  During fiscal 2008, the Governance and Nominating Committee held two meetings.

The principal responsibilities of the Governance and Nominating Committee include: (a) determining the slate of director nominees for election to the Company’s Board of Directors; (b) identifying and recommending candidates to fill vacancies occurring between annual shareholder meetings; (c) reviewing the composition of Board committees; (d) monitoring compliance with, reviewing, and recommending changes to the Company’s Governance Guidelines; and (e) reviewing the Company’s policies and programs that relate to matters of corporate responsibility, including public issues of significance to the Company and its stakeholders.  The Governance and Nominating Committee’s role includes periodically reviewing the compensation paid to non-employee directors, and making recommendations to the Board for any adjustments. The Governance and Nominating Committee regularly reviews the charters of Board committees and, after consultation with the respective committee chairs, makes recommendations, if necessary, about changes to the charters.  The specific responsibilities and functions of the Governance and Nominating Committee are delineated in the Governance and Nominating Committee Charter.

The Governance and Nominating Committee annually reviews with the Board the applicable skills and characteristics required of Board nominees in the context of current Board composition and Company circumstances. In making its recommendations to the Board, the Governance and Nominating Committee considers, among other things, the qualifications of individual director candidates.  The Governance and Nominating Committee works with the Board to determine the appropriate characteristics, skills, and experiences for the Board as a whole and its individual members with the objective of having a Board with diverse backgrounds and experience in business, government, education, and public service.  In evaluating the suitability of individual Board members, the Board takes into account many factors, including general understanding of marketing, finance, and other disciplines relevant to the success of a large publicly traded company in today’s business environment; understanding of the Company’s business and technology; educational and professional background; and personal accomplishment.  The Board evaluates each individual in the context of the Board as a whole, with the objective of recommending a group that can best perpetuate the success of the Company’s business and represent shareholder interests through the exercise of sound judgment, using its diversity of experience.  In determining whether to recommend a director for re-election, the Governance and Nominating Committee also considers the director’s past attendance at meetings and participation in and contributions to the activities of the Board.

The Committee will consider stockholder recommendations for candidates for the Board.  The name of any recommended candidate for director, together with a brief biographical sketch, a document indicating the candidate’s willingness to serve, if elected, and evidence of the nominating stockholder’s ownership of Company stock should be sent to the attention of the Secretary of the Company.

Audit Committee. The current members of our Audit Committee are Ms. Harris (Chair), Ms. Kaufman, Mr. Oestreicher and Mr. Nilsson, each of whom meets the independence requirements for audit committee members under Section 10A(m)(3) of the Securities Exchange Act of 1934 and the listing standards of The Nasdaq Stock Market.  Additionally, the Board has determined that each of Ms. Harris, Ms. Kaufman and Mr. Nilsson is an audit committee financial expert as defined by the Securities Exchange Commission rules.  The Audit Committee meets at least annually to review the results of the annual audit and discuss the financial statements.  The Audit Committee also meets with the Company’s independent registered public accounting firm quarterly to discuss the results of the their quarterly reviews as well as quarterly results and quarterly earnings releases.  The Audit Committee assists the Board of Directors in fulfilling its responsibility for oversight of the quality and integrity of the accounting, auditing and reporting practices of the Company and such other duties as directed by the Board.  The Audit Committee’s purpose is to oversee the accounting and financial reporting processes of the Company and the audits of the Company’s financial statements.  The Committee’s role includes a particular focus on the qualitative aspects of financial reporting to stockholders, and on the Company’s processes to manage business and financial risk, and for compliance with significant applicable legal, ethical, and regulatory requirements.  The Committee is directly responsible for the appointment, compensation, and oversight of the independent registered public accounting firm engaged to prepare or issue an audit report on the financial statements of the Company.  The Audit Committee reviews and reassesses its charter annually and recommends any changes to the Board of Directors for approval.  The specific responsibilities in carrying out the Audit Committee’s oversight role are set forth in the Audit Committee’s Charter.  During fiscal 2008, the Audit Committee held five meetings.

Compensation Committee. The current members of our Compensation Committee are Mr. Oestreicher (Chair), Ms. Kaufman and Mr. Nilsson, each of whom meets the independence requirements of The Nasdaq Stock Market.  The functions of the Compensation Committee include reviewing the competitiveness of the Company’s executive compensation programs, reviewing the performance of the CEO and the executive management team, reviewing and approving CEO goals and objectives and setting CEO compensation levels, approving salaries, bonus and other compensation for all corporate officers at the level of executive vice president and above, reviewing and approving awards made under any executive officer bonus plan, reviewing and making recommendations concerning long-term incentive compensation plans, including the use of stock options and other equity-based awards, administering the Company’s equity compensation plans, producing an annual Report of the Compensation Committee on Executive Compensation for the Company’s annual proxy statement in compliance with applicable Commission rules and regulations, and attending to such other matters relating to compensation as may be prescribed by the Board of Directors.  The Committee’s charter grants the Committee the authority, without consulting or obtaining the approval of any officer in advance, to retain and terminate any consultant that it uses to assist in the Committee’s evaluation of director or executive officer compensation, and the Committee may elect to obtain such an engagement in the future.  The Compensation Committee reviews and reassesses its charter annually and recommends any changes to the Board of Directors for approval.  The specific responsibilities in carrying out the Compensation Committee’s role are set forth in the Compensation Committee’s Charter.  A report of the Compensation Committee appears at “Executive Compensation – Compensation Committee Report” below.  During fiscal 2008, the Compensation Committee held five meetings.

Board Meetings and Attendance

The full Board of Directors met nine times during fiscal 2008.  Each incumbent director attended each of our board meetings and the meetings of the board committees on which he or she served.

Code of Business Conduct

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

Stockholder Communications with the Board of Directors

The Board of Directors has adopted the following policy concerning stockholder communications: Any stockholder wishing to contact the Board of Directors, any committee of the Board, or any individual director regarding bona fide issues or questions about the Company may do so by sending a written communication to the Board of Directors or the appropriate committee or director c/o the Secretary at the following address: Chindex International, Inc., 4340 East West Highway, Suite 1100, Bethesda, MD 20814.

The Secretary will review all such correspondence and forward it (or a summary) to the appropriate parties.  Where the Secretary deems it appropriate, such forwarding will take place on an expedited basis.  Communications raising concerns relating to the Company’s accounting, internal controls, or audit matters will immediately be brought to the attention of the chairman of the Audit Committee and will be handled in accordance with the procedures established by the Audit Committee for such matters.

The Company believes that it is important for directors to directly hear concerns expressed by stockholders.  Accordingly, Board members are encouraged to attend the Annual Meeting of Stockholders.  All of the members of the Board of Directors at the time of the annual meeting of stockholders in 2007 attended such meeting.

Compensation Committee Interlocks and Insider Participation

The members of the Company’s Compensation Committee are Mr. Oestreicher (Chair), Ms. Kaufman and Mr. Nilsson.  No member of the Compensation Committee has a relationship that would constitute an interlocking relationship with executive officers or directors of another entity.

Board Compensation

Directors who are also employees of the Company are not separately compensated for their services as directors.

Cash Compensation to Board Members.  Effective October 1, 2006, each director who is not an employee of the Company is paid, for serving on the Board of Directors, a retainer at the rate of $10,000 per annum and an additional $2,500 for each meeting of the Company’s stockholders attended, $1,000 for each meeting of the Board of Directors attended and $750 for each meeting of a committee of the Board of Directors attended.

Equity Compensation to Board Members.  The Company has granted restricted stock to its outside directors on an annual basis.  During fiscal 2008, each outside director was granted 6,000 shares of restricted stock for service on the Board of Directors and an additional 2,000 shares of restricted stock for service as chair of the Board of Directors or of a committee thereof.  These shares vest ratably on the date of grant and the six month anniversary of the date of grant.

Other.  Board members are reimbursed for reasonable expenses in attending meetings of the Board of Directors and for expenses incurred in connection with their complying with our corporate governance policies.  The Company also provides directors’ and officers’ liability insurance for our directors and has entered into indemnity agreements with them.

Non-management Directors’ Compensation for Fiscal 2008

The following table shows the compensation received by each of our non-employee directors for the fiscal year ended March 31, 2008.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)(2)	Option Awards ($)	All Other Compensation ($)	Total ($)
Holli Harris	22,750	110,110	-	-	132,860
Carol R. Kaufman	25,750	82,583	-	-	108,333
A. Kenneth Nilsson	26,500	137,638	-	-	164,138
Julius Y. Oestreicher	26,500	110,110	-	-	136,610

(1)
Represents the dollar amount recognized as expense for financial statement reporting purposes for the fiscal year ended March 31, 2008 in accordance with SFAS 123R with respect to restricted stock awards.  Fair market value of restricted stock grants is determined based on the market value of the common stock on the date of grant.  The amount in the table reflects grants made on two separate dates at which fair market value of the stock was $7.33 and $13.63 per share, respectively.  The grant date fair value under FAS 123R of the restricted stock granted to the non-employee directors during fiscal 2008 was as follows:  Ms. Harris, $163,600; Ms. Kaufman, $122,700; Mr. Nilsson, $204,500; and Mr. Oestreicher, $163,600.

(2)
At March 31, 2008, the number of unvested shares of restricted stock held by the non-employee directors was as follows:  Ms. Harris, 10,000; Ms. Kaufman, 7,500; Mr. Nilsson, 12,500; and Mr. Oestreicher, 10,000.  At March 31, 2008, the number of vested stock options held by the non-employee directors was as follows:  Ms. Harris, 22,500; Ms. Kaufman, 126,540; Mr. Nilsson, none; and Mr. Oestreicher, 129,720.  At March 31, 2008, there were no unvested stock options held by the non-employee directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s directors and executive officers, and persons who own more than 10% of the Company’s Common Stock, to file with the Commission initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company.  Officers, directors and greater than 10% stockholders are required by Commission regulations to furnish the Company with copies of all Section 16(a) reports they file.  To the Company’s knowledge, based solely on review of the copies of such reports furnished to the Company during fiscal 2008, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% stockholders were complied with, except:  three filings by Ms. Moncure reflecting four transactions; two filings by Ms. Chartier reflecting two transactions; two filings by Ms. Silverberg reflecting three transactions; one filing by Mr. Oestreicher reflecting one transaction; three filings by Mr. Pemble reflecting fifteen transactions; and two filings by Ms. Lipson reflecting three transactions.

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

In fiscal 2008, the Committee did not engage a consultant to provide advice regarding compensation matters.  However, the Company subscribes to an internet-based service that provides cost-of-living differentials around the world and comparable position compensation in a variety of industries, which service was used by the Compensation Committee in its decision-making during fiscal 2008.  The information provided by this service allowed for a comparison of the compensation generally paid to similarly situated executive officers at similar size companies.

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

In addition, in fiscal 2008 the Committee considered each executive officer’s current salary and prior-year bonus, the appropriate balance between incentives for long-term and short-term performance, the compensation paid to the executive officer’s peers, if any, within the Company, the self evaluations of each of the executive officers and the recommendations by the CEO as to each other executive officer.

2008 Executive Compensation Components

For the fiscal year ended March 31, 2008, the principal components of compensation for the executive officers were:

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

Our overall anticipated and actual performance and profitability also have been factors in determining the base salaries for the executive officers.

On December 17, 2007, based on consideration of the foregoing matters, the Committee increased, effective January 1, 2008, the base salaries of Ms. Lipson, Ms. Silverberg, Mr. Pemble and Ms. Moncure by $50,000, $45,000, $45,000 and $85,000, respectively, to $300,000, $270,000, $270,000 and $240,000, respectively.

Performance-Based Annual Incentive Bonus

The Committee considers each year whether a performance-based annual incentive bonus plan should be established for the year and, if so, approves the group of executives eligible to participate in such plan for that year.  For fiscal 2008, the Committee determined that annual incentive compensation would be paid partly in cash and partly in stock options, in each case with the amounts contingent on meeting performance goals set by the Committee.  As such, the Committee adopted a performance-based annual Executive Management Incentive Program (the “EMI Program”), designed to motivate and reward performance for the year for eligible executive officers.  The EMI Program for fiscal 2008 was modeled on the program from 2007, with certain adjustments.  The EMI Program for fiscal 2008 was applied to each of the Company’s four executive officers.

Cash Bonus.  For fiscal 2008, the cash bonus portion of the EMI Program included various financial performance targets (described below) based on the participant’s position, with the payout targets for executives ranging from 10% to 35% of base salary based on achievement of those targets.  The Committee has discretion to award an additional bonus of 20% of base salary for achievement of various non-financial objectives, such as developmental and transformational projects, human resources and successor development and other objectives developed by the Committee at the beginning of or during the applicable fiscal year, or if the Committee determines that payment of a bonus is otherwise appropriate, such as for example if events beyond the control of the executives prevent complete achievement of quantified goals.  The cash bonuses under the EMI Program are designed to link a significant portion of the executive officer’s total cash compensation to overall Company and/or business segment performance and to position the executive’s cash compensation generally within a perceived range for comparable positions at similar size companies when superior performance is achieved, without empirical reference to any specific peer group.

The Committee sets minimum, target and maximum levels for our financial objectives each year and the payment and amount of any bonus is generally dependent upon whether we achieve those performance goals.  For 2008, the objectives were based primarily upon our achievement of specified results with respect to corporate operating income (COI).  In making the determination of minimum, target and maximum levels, the Committee considered the specific circumstances facing us during the year and our strategic plan for the year.  These levels were based on our confidential internal performance goals and not on any published or analyst estimates.  The Committee generally establishes financial objectives that it believes can be reasonably achieved with strong individual performance over the fiscal year.

If the minimum, target or maximum performance objectives are met, participants are eligible to receive a bonus payment under the EMI Program based on attainment of that performance level, but adjusted to reflect his or her individual performance.  Individual performance is based upon the Committee’s evaluation of the individual employee’s performance and contribution for the fiscal year.  For example, if an executive officer has a target bonus amount of 25% of his or her base salary and we meet the target financial objectives for the fiscal year, the executive officer will receive a cash incentive bonus payment under the plan equal to 25% of his or her current annual base salary if the executive officer has also met his or her individual target goals for the fiscal year.  If we meet the target financial objectives for the year and the executive officer’s performance exceeds his or her individual target goals for the fiscal year, his or her bonus payment for the year may be increased by up to 20% of annual base salary.  If, on the other hand, we meet the target financial objectives for the year but the executive officer’s individual performance is below his or her individual goals for the fiscal year, his or her bonus payment for the year will be less than 25% of his or her annual base salary.  If we do not meet the minimum financial objectives for the fiscal year, generally no bonus payments will be made under the EMI Program, although it is possible that the Committee may in its discretion award a bonus of up to 20% of annual base salary under the additional bonus provision of the EMI Program, based on the achievement of non-financial objectives.

For fiscal year 2008, the cash amount that could have been received by each of the four executive officers covered by the EMI Program ranged from 0% (assuming the minimum objectives were not met) of annual base salary to up to 55% of annual base salary, with a targeted bonus amount of 25% of base salary at attainment of target level performance. For the President and Chief Executive Officer and the Chief Financial Officer, the target bonus was based solely on attainment of targeted COI.  For the Executive Vice President and Secretary, the target bonus was based 40% on the attainment of targeted COI, 40% on attainment of targeted operating income of the Company’s Medical Products division, and 20% on non-financial performance criteria.  For the President of United Family Hospitals and Clinics, the target bonus was based solely on attainment of targeted operating income of the Company’s Healthcare Services division.  The table entitled “Grants of Plan-Based Awards in Fiscal 2008” in this report sets forth the estimated range of cash payouts to executive officers under the EMI Program assuming minimum, target or maximum performance objectives were met for fiscal year 2008.

Potential Cash Bonus Under EMI Program.  The following table provides the potential cash bonus payable under the EMI Program for fiscal 2008:

Objective Performance Achieved as a % of Target	Cash Bonus as a % of Base Salary	Maximum Discretionary Cash Bonus as a % of Base Salary
90% or less	0	20%
91 to 99%	10%	20%
100 to 110%	25%	20%
111% and above	35%	20%

In determining whether and the extent to which applicable target amounts had been achieved, the Committee met promptly following the availability of the audited financial statements of the Company for fiscal 2008 to consider those financial statements.  In addition, the Committee instructed management to provide calculations demonstrating such achievement.  Following the review of those financial statements and calculations, the Committee concluded that each of Roberta Lipson, Lawrence Pemble and Anne Marie Moncure had earned the maximum objective awards of 35% of their respective base salaries and that Elyse Beth Silverberg had earned the maximum objective award of 35% on that 40% portion of her incentive compensation that was pegged to consolidated Company performance.  Further, the Committee determined that significant adverse circumstances over which Ms. Silverberg had no control, including in particular significant delays in governmental approvals of product registrations, had prevented achievement by the Medical Products division of the target amounts to which another 40% of Ms. Silverberg’s incentive compensation was pegged.  Acknowledging the effort and results of Ms. Silverberg’s performance in light of such circumstances, the Committee awarded to Ms. Silverberg one-half of the non-financial discretionary bonus provided for in the EMI Program with respect to divisional performance.  The Committee also considered the non-financial discretionary awards authorized by the EMI Program for up to 20% of base salary and, after consideration of various non-financial factors, awarded the full amount of such award to each executive officer.  Consequently, the named executive officers received the following payments in July 2008 under the EMI Program for fiscal year 2008 performance:

Name	2008 EMI Cash Bonus
Roberta Lipson, President and Chief Executive Officer	$146,471
Elyse Beth Silverberg, Executive Vice President and Secretary	$105,459
Lawrence Pemble, Executive Vice President, Chief Financial Officer and Treasurer	$129,938
Anne Marie Moncure, President of United Family Hospitals and Clinics	$121,127

The Committee retains wide discretion to interpret the terms of the EMI Program and to interpret and determine whether our financial objectives or an individual’s performance objectives have been met in any particular fiscal year.  The Committee also retains the right to exclude extraordinary charges or other special circumstances in determining whether our financial objectives were met during any particular fiscal year.  Further, the Committee may consult with the Board of Directors or seek ratification from the Board of Directors with respect to interpretations of the terms of the EMI Program.

Although the Committee may approve cash bonuses outside of the EMI Program for all of our executive officers to reward accomplishments or milestones not covered by the EMI Program, other than as described above, no such bonuses were awarded for fiscal 2008 to the executives that participated in that program.

Equity Awards.  In addition to the cash bonuses payable under the EMI Program for fiscal 2008, the EMI Program also provided for the grant of options to purchase shares of the Company’s Common Stock in order to provide equity-based incentive compensation to motivate and reward performance for the year for eligible executive officers.  These options were granted under our 2007 Stock Incentive Plan (the “2007 Plan”).

If the target or maximum performance objectives were met, participants were eligible to receive an award of stock options under the EMI Program and pursuant to the 2007 Plan, with the specific amount that such participant receives dependent on his or her individual performance.  Achievement of only the minimum performance level would not entitle the executives to a stock option award.  As with the cash bonuses, an individual’s stock options award under the EMI Program was based on achievement of performance objectives, adjusted to reflect the evaluation of the individual employee’s performance and contribution for the fiscal year.

For fiscal year 2008, the stock options that could have been received by each of our executive officers under the EMI Program was:  0 options (assuming the target objectives were not met), 22,500 options (assuming only target objectives were met), or 30,000 options (assuming maximum objectives were met), giving effect to the Company’s three-for-two stock split having a record date of April 1, 2008 and assuming that individual performance targets were satisfied.

Based on the same financial information and calculations as used with respect to the cash amounts, the Committee concluded that each of Ms. Lipson, Mr. Pemble and Ms. Moncure had earned the maximum objective awards of stock options to purchase 30,000 shares of common stock and that Ms. Silverberg had earned 40% of such maximum (amounting to options to purchase 12,000 shares of common stock).  The following table shows the foregoing grants of stock options, which have an exercise price per share of $19.81, a term of ten years, and vest ratably (subject to acceleration) on the first three anniversaries of June 17, 2008.

Name	June 2008 EMI Stock Option Awards For Fiscal 2008 Performance
Roberta Lipson, President and Chief Executive Officer	30,000 shares
Elyse Beth Silverberg, Executive Vice President and Secretary	12,000 shares
Lawrence Pemble, Executive Vice President, Chief Financial Officer and Treasurer	30,000 shares
Anne Marie Moncure, President of United Family Hospitals and Clinics	30,000 shares

Equity Awards for Fiscal Year 2007.  In June 2007, the Committee determined that each of Ms. Lipson, Ms. Silverberg and Mr. Pemble had earned the right to a grant of 4,500 shares of restricted stock (as adjusted to reflect the stock split) under the Company’s 2004 Stock Incentive Plan (the “2004 Plan”), under the Company’s EMI Program for fiscal 2007.  The Committee granted such awards to Ms. Silverberg and Mr. Pemble in June 2007.

However, at that time, there were insufficient shares available under the Company’s 2004 Plan to grant Ms. Lipson her full award.  As a result, the Committee granted Ms. Lipson 3,000 shares of restricted stock under the 2004 Plan in June and made up the shortfall by a grant of an additional 1,500 shares under the 2007 Plan in September, after shareholders had approved the 2007 Plan.

Long-Term Equity Incentive Compensation

The Board has delegated to the Committee the authority to make grants of stock options, shares of restricted stock, and restricted stock units (“RSUs”) to executive officers and other employees under our 2007 Plan.  In fiscal year 2008, our equity compensation program consisted primarily of grants of shares of restricted stock and stock options.  Grants of equity compensation were designed to:

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

As to its annual grants for fiscal 2008, in September 2007 the Committee granted to each executive officer both shares of restricted stock and stock options.  See the table entitled “Grants of Plan-Based Awards in Fiscal 2008” in this report for detailed information about the stock options and restricted shares granted to the executive officers during fiscal year 2008.

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

As described below, certain of our executive officers have employment agreements that expressly entitle them to perquisites and other personal benefits.  In particular, each of Ms. Lipson and Mr. Pemble receives an annual tuition allowance, each of Ms. Lipson and Ms. Silverberg receives a monthly housing allowance in connection with their residence outside the United States and Mr. Pemble receives a monthly allowance relating to remote office expenses.  In addition, Ms. Moncure receives an annual housing allowance in connection with her residence outside the United States and an annual travel allowance.

Employment Agreements

On October 31, 2006, the Committee approved new employment agreements for each of Ms. Lipson, Ms. Silverberg and Mr. Pemble, retroactive to March 1, 2006.  The agreements were intended to ensure that the Company would be able to maintain a continuous, stable and competent team.  The Committee believes that the future success of the Company will depend to a significant degree on the skills and competence of the executive officers.  Each employment agreement has an eight-year term.  The employment agreements provide for annual base salaries, which will be reviewed annually.  In December 2007, the Committee reviewed the salaries and increased them, effective January 1, 2008, to $300,000, $270,000 and $270,000 for Ms. Lipson, Ms. Silverberg and Mr. Pemble, respectively, following due consideration of relevant factors.  Also, effective January 1, 2008, Ms. Lipson’s and Ms. Silverberg’s salaries were converted to be denominated in Chinese Renminbi (“RMB”) at the rate of 7.37 RMB to $1.00.  The conversion was in response to the decline in the value of the U.S. Dollar (“USD”) relative to Chinese RMB and in consideration of the fact that because they are living in China, most of their expenses are in Chinese currency.  The employment agreements provide for the payment of annual bonus compensation to the executive officer based on the success of business operations and the pre-tax profits of the Company as well as upon the performance of the executive officer, which bonus has been implemented pursuant to the EMI Program.  In addition, the employment agreements provide that the Company may grant stock options and/or other long-term equity incentive compensation to the executive officer, although such compensation is not quantified in the employment agreements.  The employment agreements further provide for the payment of annual allowances for the tuition for minor children of Ms. Lipson and Mr. Pemble, for certain housing expenses of Ms. Lipson and Ms. Silverberg and for certain remote office expenses of Mr. Pemble in amounts approved from time to time by the Committee.  Currently, such amounts as most recently approved by the Committee are reimbursement for actual tuition expenses incurred up to $90,000 per year, $5,000 per month for the housing expenses and $5,000 per month for the remote office expenses.

For a description of the provisions of the employment agreements relating to termination of employment, see the section titled “Potential Payments Upon Termination or Change of Control.”

Anne Marie Moncure has a three-year employment agreement with Beijing Chindex Hospital Management Consulting Co., Ltd., a subsidiary of the Company, pursuant to which she serves as President of United Family Hospitals and General Manager of the Beijing United Family Hospitals & Clinics.  The employment agreement provides for an annual base salary of $155,000 and the payment of annual bonus compensation of up to $35,000, based upon mutually determined performance criteria.  In December 2007, the Committee reviewed Ms. Moncure’s salary and increased it, effective January 1, 2008, to $240,000 (converted to be denominated as 1,935,636 RMB) following due consideration of relevant factors.  In addition, the employment agreement provides an annual housing expense of up to $30,000, an annual travel allowance of $10,000 for spouse/family travel and home leave (both also converted to be denominated in RMB) and an annual allowance for professional membership and conferences.  The employment agreement provides for termination of Ms. Moncure’s employment with or without “cause” at any time, and in the event that the employment agreement is terminated prior to expiration without renewal or extension, Ms. Moncure is entitled to severance payments equal to one month salary for every year worked.  For purposes of Ms. Moncure’s employment agreement, “cause” means continuation for a period of four months of mental or physical disability which prevents Ms. Moncure from satisfactorily performing her duties, unauthorized disclosure of confidential information under certain circumstances, abuse or neglect of a patient, professional or personal misconduct, demonstrated incompetence or persistent negligence in the performance of duties; and violation or breach of employment agreement under certain circumstances.  The employment agreement also provides that Ms. Moncure will not work with a competing medical facility within the People’s Republic of China during a two-year period following termination of her employment with United Family Hospitals for any reason and that Ms. Moncure will maintain in confidence confidential information relating to United Family Hospitals’ or the Company’s business and all matters relating to any of the United Family Hospitals’ patients during the term of the agreement and for one year thereafter.

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

Tax and Accounting Implications

Deductibility of Executive Compensation

Section 162(m) of the Internal Revenue Code, as amended, disallows a tax deduction to publicly held companies for compensation paid to certain of their executive officers, to the extent that such compensation exceeds $1.0 million per covered officer in any fiscal year.  The limitation applies only to compensation that is not considered to be performance-based.  Non-performance based compensation paid to the executive officers for the fiscal year ended March 31, 2008 did not exceed the $1.0 million limit for any executive officer.  The Company’s stock incentive plans have been structured so that awards under these plans may qualify as performance-based compensation for purposes of Section 162(m), depending on the terms of the award.  To date, the stock options granted to the executive officers qualified as performance-based.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the above Compensation Discussion and Analysis with the Company’s management.  Based on the review and discussions, the Committee recommended to the Company’s Board of Directors that the Compensation Discussion and Analysis be included in this report.

                    RESPECTFULLY SUBMITTED:

                    THE COMPENSATION COMMITTEE

                    Julius Y. Oestreicher (Chair)
                    Carol R. Kaufman
                    A. Kenneth Nilsson

Summary Compensation Table

All share numbers and exercise prices have been adjusted to reflect the three for two stock split effective April 1, 2008.

Name and Principal Position	Year(1)	Salary ($)	Bonus ($)	Stock Awards ($)(2)	Option Awards ($)(3)	Non-Equity Incentive Plan Compensation ($)(4)	All Other Compensation ($)	Total ($)
Roberta Lipson President and Chief Executive Officer	2008	266,310(5)	53,262	71,618	127,140	93,209	151,821(7)	763,360
	2007	236,500(6)	75,000	6,808	-	-	157,792(8)	476,100
Elyse Beth Silverberg Executive Vice President and Secretary	2008	239,679(5)	71,904	70,785	88,543	33,555	75,381(9)	579,847
	2007	213,000(6)	54,000	6,808	-	-	65,948	339,756
Lawrence Pemble Chief Financial Officer and Executive Vice President	2008	236,250	47,250	70,785	117,150	82,688	68,170(10)	622,293
	2007	238,930(6)	67,500	6,808	-	-	43,413	356,651
Anne Marie Moncure (11) United Family Hospital President	2008	173,300(12)	44,046	30,087	140,218	77,081	91,228(13)	555,960
	2007	121,733	33,833	-	23,052	-	92,724	271,342

(1)	Fiscal year ended March 31.

(2)
Represents the dollar amounts recognized as expense for financial statement reporting purposes for the fiscal years ended March 31, 2008 and 2007 in accordance with SFAS 123R with respect to restricted stock awards.  Since the Company first began awarding restricted stock in fiscal 2007, the amounts included in this column are attributable solely to awards granted in 2007 and 2008.  Each award of restricted shares entitles the holder to payment of cash dividends at the same time as dividends are paid to other shareholders.  Assumptions made in calculating the amount of the Company’s expense for these awards are included in Note 6 to the Company’s financial statements for the fiscal years ended March 31, 2008 and 2007.  Amounts reflected in this column may not correspond to the actual value that will be received by the executive from these awards.

(3)
Represents the dollar amount recognized as expense for financial statement reporting purposes for the fiscal years ended March 31, 2008 and 2007 in accordance with SFAS 123R with respect to stock option awards.  The amount reflects grants made in fiscal 2008 and prior years.  Assumptions made in calculating the amount of the Company’s expense for these awards are included in Note 1 to the Company’s financial statements for the fiscal years ended March 31, 2008 and 2007.

(4)
Represents the cash portion of annual incentive bonus under the EMI Program.  Stock options granted under this program for fiscal 2008 performance are discussed in the Compensation Discussion and Analysis and the portion of the expense attributable to fiscal 2008 is included in the ‘Option Awards’ column.

(5)
Effective January 1, 2008, Ms. Lipson’s and Ms. Silverberg’s salaries were denominated in Chinese RMB.  For purposes of this table, they have been converted to USD using an average exchange rate during that quarter of 7.02 RMB to $1.00.

(6)	Includes salary retroactively paid pursuant to current employment agreement.

(7)
Consists of $74,371 for tuition expenses for Ms. Lipson’s sons in China, housing allowance of $60,000 for Ms. Lipson’s housing in China, home leave expense of $10,000, $5,606 in matching contributions under the Company’s 401(k) plan and $1,844 for automobile and related expense.

(8)	Includes tuition reimbursement for 2007 that was paid in 2008.

(9)	Consists of housing allowance of $60,000 for Ms. Silverberg’s housing in China, home leave expense of $10,000 and $5,381 in matching contributions under the Company’s 401(k) plan.

(10)	Consists of $4,295 for tuition expenses for Mr. Pemble’s children, maintenance of remote office facility expenses of $60,000 and $3,875 in matching contributions under the Company’s 401(k) plan.

(11)	Ms. Moncure’s employment began on May 1, 2006.

(12)	Ms. Moncure’s salary and expenses are paid in RMB and have been converted to USD using an average exchange rate for fiscal 2008 of 7.4605 RMB to $1.00.

(13)
Consists of rental expense of $36,926 for Ms. Moncure’s housing in China and $54,302 in travel expenses.  These amounts were paid to Ms. Moncure in RMB and have been converted to USD using an average exchange rate for fiscal 2008 of 7.4605 RMB to $1.00.

Grants of Plan-Based Awards in Fiscal 2008

The following table provides information about equity awards granted to the named executives in the fiscal year ended March 31, 2008.  All share numbers and exercise prices have been adjusted to reflect the three for two stock split effective April 1, 2008.

Name		Estimated Possible Payouts Under Non-Equity Incentive Plan Awards(1)			Estimated Possible Payouts Under Equity Incentive Plan Awards(2)(4)			All Other Stock Awards: Number of Shares of Stock or Units(3) (4) (#)	All Other Option Awards: Number of Securities Underlying Options(5) (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value(6) ($)
	Grant Date(7)	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Roberta Lipson		26,631	66,576	93,209	0	4,500	6,000	-	-	-	$64,575(8)
	9/11/2007	-	-	-	-	-	-	15,000	-	-	$223,575
	9/11/2007	-	-	-	-	-	-	-	52,500	$13.55	$499,800
Elyse Beth Silverberg		23,968	59,920	83,888	0	4,500	6,000	-	-	-	$66,375(8)
	9/11/2007	-	-	-	-	-	-	9,000	-	-	$121,950
	9/11/2007	-	-	-	-	-	-	-	45,000	$13.55	$428,400
Lawrence Pemble		23,625	59,063	82,688	0	4,500	6,000	-	-	-	$66,375(8)
	9/11/2007	-	-	-	-	-	-	9,000	-	-	$121,950
	9/11/2007	-	-	-	-	-	-	-	45,000	$13.55	$428,400
Anne Marie Moncure		17,330	43,325	60,655	-	-	-	-	-	-
	6/29/2007	-	-	-	-	-	-	3,000	-	-	$44,250
	9/11/2007	-	-	-	-	-	-	9,000	-	-	$121,950
	9/11/2007	-	-	-	-	-	-	-	45,000	$13.55	$428,400

(1)
Cash portion of performance awards for fiscal year 2008 under the EMI Program.  See the Compensation Discussion and Analysis for information regarding the nature of the performance goals and the extent to which they were earned.

(2)
These grants of restricted stock were made during fiscal year 2008 to reflect achievement of performance goals established for fiscal 2007 under the EMI Program for that year.  In June 2007, the Compensation Committee determined that each of Ms. Lipson, Ms. Silverberg, and Mr. Pemble had earned the target level award of 4,500 shares of restricted stock.  The awards were granted on June 29, 2007 except that, because there was an insufficient number of shares then available under the 2004 Plan, the portion of Ms. Lipson’s award with respect to 1,500 restricted shares was not granted until September 11, 2007.  Ms. Moncure did not participate in the EMI Program for 2007.  See the Compensation Discussion and Analysis for information with respect to equity grants made in fiscal 2009 with respect to the EMI Program for 2008.

(3)
This column shows the number of shares of restricted stock granted to each named executive in fiscal 2008 other than grants under the EMI Program (which are reflected in the ‘Estimated Possible Payouts Under Equity Incentive Plan Awards’ column).

(4)
For the restricted stock grant dated June 29, 2007, the award vests one-third of the restricted shares on grant date and one-third each on the first two anniversaries of the date of grant, with full vesting in the event of a change of control of Chindex.  For the restricted stock grant dated September 11, 2007, the award vests one-fourth of the restricted shares on each of the first four anniversaries of the date of grant, with full vesting in the event of termination by the Company without cause or a change of control of Chindex.  Pursuant to their employment agreements, the awards granted to Ms. Lipson, Ms. Silverberg, and Mr. Pemble also vest upon their termination for “good reason.”  Pursuant to the grant agreements, the awards granted to Ms. Moncure will vest upon a change of control event pertaining to the Company.

(5)
This column shows the number of stock options granted to each named executive in fiscal 2008.  For the stock option grant dated September 11, 2007, the award vests as to 25% of the shares on each of the first four anniversaries of the date of grant, with full vesting in the event of a change of control of Chindex.  Vested options are exercisable for ninety days after termination of employment.

(6)
This column shows the full grant date fair value of the restricted stock and stock options under SFAS 123R granted to the named executives in 2008, which is the amount that the Company would expense in its financial statements over the award’s vesting schedule.  The fair market value of the restricted stock granted June 29, 2007 and September 11, 2007 was $14.75 and $13.55 per share, adjusted for the three for two stock split effective April 1, 2008, respectively.  The grant date fair value of the stock options granted September 11, 2007 was $9.52 per share, adjusted for the three for two stock split effective April 1, 2008.  These amounts reflect the Company’s accounting expense, and may not correspond to the actual value that will be recognized by the named executives.

(7)	Equity awards granted on June 29, 2007 were granted under the 2004 Plan. Equity awards granted on September 11, 2007 were granted under the 2007 Plan.

(8)	Reflects grant date fair value of the 4,500 shares actually awarded pursuant to this grant.

Outstanding Equity Awards at 2008 Fiscal Year-End

The following table provides information on the holdings of stock options and unvested restricted stock by the named executives as of March 31, 2008.  All share numbers and exercise prices have been adjusted to reflect the three for two stock split effective April 1, 2008.

		Option Awards				Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)
Roberta Lipson	09/11/2000(1)	145,200	-	1.46	09/11/2010	-	-
	04/26/2004(2)	37,500	-	9.17	04/26/2009	-	-
	07/08/2005(4)	16,500	-	2.98	07/08/2015	-	-
	02/07/2006(1)	40,500	-	4.36	02/07/2016	-	-
	09/12/2006(5)	-	-	-	-	3,000	75,510
	06/29/2007(7)	-	-	-	-	2,000	50,340
	09/11/2007(8)	-	52,500	13.55	09/11/2017	-	-
	09/11/2007(8)	-	-	-	-	16,500	415,305
Elyse Beth Silverberg	09/11/2000(1)	145,200	-	1.46	09/11/2010	-	-
	04/26/2004(3)	37,500	-	8.33	04/26/2014	-	-
	07/08/2005(4)	16,500	-	2.98	07/08/2015	-	-
	02/07/2006(1)	40,500	-	4.36	02/07/2016	-	-
	09/12/2006(5)	-	-	-	-	3,000	75,510
	06/29/2007(7)	-	-	-	-	3,000	75,510
	09/11/2007(8)	-	45,000	13.55	09/11/2017	-	-
	09/11/2007(8)	-	-	-	-	9,000	226,530

Lawrence Pemble	02/07/2006(1)	84,000	-	4.36	02/07/2016	-	-
	09/12/2006(5)	-	-	-	-	3,000	75,510
	06/29/2007(7)	-	-	-	-	3,000	75,510
	09/11/2007(8)	-	45,000	13.55	09/11/2017	-	-
	09/11/2007(8)	-	-	-	-	9,000	226,530
Anne Marie Moncure	02/07/2006(6)	7,500	7,500	4.36	02/07/2016	-	-
	06/29/2007(7)	-	-	-	-	3,000	75,510
	09/11/2007(8)	-	45,000	13.55	09/11/2017	-	-
	09/11/2007(8)	-	-	-	-	9,000	226,530

(1)	All of these options vested on grant date.

(2)	15,000 options vested on the date of grant and the remaining 22,500 vested one-half on the first anniversary date and one-half on the second anniversary date.

(3)	30,000 options vested on the date of grant and the remaining 7,500 options vested on March 15, 2005.

(4)	One-third of these options vested on the date of grant and the remaining options vested on February 7, 2006.

(5)	Vests one-third on the first anniversary of the date of grant, one-third on the second anniversary of the date of grant and one-third on the third anniversary of the date of grant.

(6)
7,500 options vested on the date of grant and the remaining 22,500 options vest one-third on the first anniversary of the date of grant, one-third on the second anniversary of the date of grant and one-third on the third anniversary of the date of grant.

(7)	These shares vest one-third on the date of grant, one third on the first anniversary of the date of grant and one-third on the second anniversary of the date of grant.

(8)	These options and shares vest one-fourth on each of the first four anniversaries of the date of grant.

Option Exercises and Stock Vested in Fiscal 2008

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Roberta Lipson	-	-	2,500	35,673
Elyse Beth Silverberg	-	-	3,000	43,050
Lawrence Pemble	159,000	1,890,144	3,000	43,050
Anne Marie Moncure	15,000	301,672	-	-

Potential Payments Upon Termination or Change of Control

The Company has entered into employment agreements with Ms. Lipson, Ms. Silverberg, Mr. Pemble and Ms. Moncure.  The agreements with Ms. Lipson, Ms. Silverberg and Mr. Pemble provide that in the event of the executive’s termination by the Company for “cause” or the executive’s voluntary resignation without “good reason,” the executive would only be entitled to earned but unpaid salary, earned but unpaid bonus for a previously completed fiscal year, reimbursement for business expenses, payment for unused vacation and any amounts payable under Company benefit plans or policies.  Under the agreements, “cause” means willful misconduct or gross negligence, dishonesty or misappropriation of assets, certain absences from work, unauthorized disclosure of confidential or proprietary information under certain circumstances, a conviction for certain crimes or a violation of certain laws, or the failure to attempt to perform the executive’s duties, most of which events are subject to opportunities to cure.

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

The agreements also provide that in the event of the executive’s death or becoming disabled their employment would terminate immediately and automatically.  The executive would only be entitled to earned but unpaid salary, earned but unpaid bonus for a previously completed fiscal year, reimbursement for business expenses, payment for unused vacation, any amounts payable under Company benefit plans or policies, and a pro rata portion of the current year’s bonus.  For purposes of the agreement, “disability” is defined as physical or mental incapacity of a nature which prevents the executive, in the good faith judgment of the Company’s Board of Directors, from performing the executive’s duties under the agreement for a period of 180 consecutive days or 270 days during any year.

The agreements also provide that the executive’s employment would terminate immediately and automatically upon the expiration of the term of the agreement.  The executive would be entitled to earned but unpaid salary, earned but unpaid bonus for a previously completed fiscal year, reimbursement for business expenses, payment for unused vacation, any amounts payable under Company benefit plans or policies, and a pro rata portion of the current year’s bonus; provided, however, that if the executive’s employment was terminated at the expiration of the term and the Company had not previously offered to renew the employment agreement on commercially reasonable terms, then the Company would also pay or provide (i) group life, disability, sickness, hospitalization and accident insurance benefits equivalent to those to which the executive would have been entitled if continued working for the Company for an additional twelve month period, and (ii) the annual salary to the same extent to which the executive would have been entitled if he or she continued working for the Company for an additional twelve month period.

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

The agreements provide for immediate expiration as of the termination date of any unvested equity incentive awards (stock options or restricted stock) in the event the agreement is terminated for “cause,” voluntary termination by the executive, death or disability.  The agreements provide that any unvested equity incentive awards granted to the executive prior to the termination date shall become immediately vested and exercisable in the event termination is without “cause” or for “good reason.”  In such cases, the executive has a period of ninety (90) days following the date of termination (or such longer period as may be provided in the respective option grant, but in no event past the respective expiration term of the option grant) to exercise all options granted under any of the Company’s plans.

Ms. Moncure’s employment agreement provides for termination of Ms. Moncure’s employment with or without “cause” at any time, and in the event that the employment agreement is terminated prior to expiration without renewal or extension, Ms. Moncure is entitled to severance payments equal to one month salary for every year worked.  For purposes of Ms. Moncure’s employment agreement, “cause” means continuation for a period of four months of mental or physical disability which prevents Ms. Moncure from satisfactorily performing her duties, unauthorized disclosure of confidential information under certain circumstances, abuse or neglect of a patient, professional or personal misconduct, demonstrated incompetence or persistent negligence in the performance of duties; and violation or breach of the employment agreement under certain circumstances.

The following table provides an estimate of the potential payments and benefits that each of the named executives would be entitled to receive upon termination of employment under various circumstances and upon a change of control.  In each case, the table assumes the executive’s termination or the change of control occurred on March 31, 2008.  The table does not include payments the executive would be entitled to receive in the absence of one of these specified events, such as from the exercise of previously-vested stock options (which amount can be calculated from the Outstanding Equity Awards at 2008 Fiscal Year-End Table).  The table also does not include benefits that are provided on a non-discriminatory basis to salaried employees generally, including amounts payable under the Company’s 401(k) Plan.

	Cash Severance Payment ($)	Continuation of Medical / Welfare Benefits ($)	Accelerated Vesting of Equity Awards ($)	Continued Tuition and Housing Allowance ($)	Tax Gross-up ($)	Total Termination Benefits ($)
Roberta Lipson
• Voluntary Resignation or Termination for Cause	105,000(1)	0	NA	NA	NA	105,000
• Death or Disability	105,000(1)	0	NA	NA	NA	105,000
• Termination Without Cause or for Good Reason	1,215,000	286,558 (2)	1,151,205 (3)	450,000(4)	NA	3,102,763
• Change of Control	0	0	1,151,205 (3)	0	0	1,151,205
• Termination Without Cause or for Good Reason after Change of Control	1,215,000	286,558(2)	1,151,205 (3)	450,000(4)	1,238,913	4,341,676
• Failure to Renew	405,000	12,678	NA	NA	NA	417,678
Elyse Beth Silverberg
• Voluntary Resignation or Termination for Cause	94,500(1)	0	NA	NA	NA	94,500
• Death or Disability	94,500(1)	0	NA	NA	NA	94,500
• Termination Without Cause or for Good Reason	1,093,500	320,525(2)	900,450(3)	180,000(4)	NA	2,494,475
• Change of Control	0	0	900,450(3)	0	0	900,450
• Termination Without Cause or for Good Reason after Change of Control	1,093,500	320,525(2)	900,450(3)	180,000(4)	978,164	3,472,639
• Failure to Renew	364,500	12,678	NA	NA	NA	377,178
Lawrence Pemble
• Voluntary Resignation or Termination for Cause	94,500(1)	0	NA	NA	NA	94,500
• Death or Disability	94,500(1)	0	NA	NA	NA	94,500
• Termination Without Cause or for Good Reason	1,093,500	374,928(2)	900,450(3)	450,000(4)	NA	2,818,878
• Change of Control	0	0	900,450(3)	0	0	900,450
• Termination Without Cause or for Good Reason after Change of Control	1,093,500	374,928(2)	900,450(3)	450,000(4)	1,321,212	4,140,090
● Failure to Renew	364,500	15,862	NA	NA	NA	380,362

Cash Severance Payment ($)	Continuation of Medical / Welfare Benefits ($)	Accelerated Vesting of Equity Awards ($)	Continued Tuition and Housing Allowance ($)	Tax Gross-up ($)	Total Termination Benefits ($)
Anne Marie Moncure
• Voluntary Resignation or Termination for Cause	84,000(1)	0	NA	NA	NA	84,000
• Death or Disability	84,000(1)	0	NA	NA	NA	84,000
• Termination Without Cause or for Good Reason	124,000	0	981,015(3)	0	NA	1,105,015
• Change of Control	0	0	981,015(3)	0	0	981,015
• Termination Without Cause or for Good Reason after Change of Control	124,000	0	981,015(3)	0	0	1,105,015

(1)	The amount reflects earned but unpaid bonus for fiscal 2008.

(2)	Calculated using an assumed life expectancy of 85 years and an annual inflation rate of 3%.

(3)	Calculated using the March 31, 2008 Chindex common stock market value of $25.17.

(4)	Calculated using the maximum benefit allowed per contract. Actual usage has been lower.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership Table

The following table sets forth information as to the ownership of shares of the Company’s Common Stock and Class B Common Stock as of July 25, 2008 with respect to (i) holders known to the Company to beneficially own more than five percent (5%) of the outstanding Common Stock or Class B Common Stock, (ii) each director, (iii) the Company’s named executive officers for fiscal 2008 and (iv) all directors and executive officers of the Company as a group.  All share numbers have been adjusted to reflect the three for two stock split effective April 1, 2008.

	Amount and Nature Of Beneficial Ownership (2)(3)		Percent of:
Name and Address of Beneficial Stockholder (1)	Common Stock	Class B Common Stock(4)	Common Stock	Class B Common Stock	Combined(5)
Roberta Lipson	245,017(6)	660,000(7)	1.8%	56.8%	20.6%
Elyse Beth Silverberg	275,958(8)	390,750	2.1%	33.6%	12.8%
Lawrence Pemble	89,412(9)	111,750	Less than 1%	9.6%	3.7%
Julius Y. Oestreicher	137,720(10)	0	1.0%	0%	Less than 1%
Carol R. Kaufman	132,540(11)	0	Less than 1%	0%	Less than 1%
A. Kenneth Nilsson	17,499(12)	0	Less than 1%	0%	Less than 1%
Holli Harris	30,500(13)	0	Less than 1%	0%	Less than 1%
Anne Marie Moncure	8,499(14)	0	Less than 1%	0%	Less than 1%
Magenta Magic Limited c/o JPMorgan Chase Bank, N.A., at 26/F Chater House 8 Connaught Road Central, Hong Kong	808,190(15)	0	6.1%	0%	4.0%
Andrew Edward and Ronit Martine Gold 10835 Lockland Road Potomac, MD 20854	923,271(16)	0	7.0%	0%	4.6%
Gotham Holdings, L.P. 650 Fifth Avenue, 6th Floor New York, NY 10019	987,750(17)	0	7.5%	0%	4.9%
Martin Currie Inc. Saltire Court 20 Castle Terrace Edinburgh, EH1 2ES Scotland	610,670(18)	0	4.6%	0%	3.0%
Federated Investors, Inc. Federated Investors Tower Pittsburgh, PA 15222	532,883(19)	0	4.0%	0%	2.6%
General Motors Investment Management Corporation and JPMorgan Chase Bank 767 Fifth Avenue New York, NY 10153	531,288(20)	0	4.0%	0%	2.6%
All Executive Officers and Directors as a Group (8 persons)	937,145(21)	1,162,500	7.0%	100.0%	38.8%

_______________

(1)	Unless otherwise indicated, the business address of each person named in the table is c/o Chindex International, Inc., 4340 East West Highway, Suite 1100, Bethesda, Maryland 20814.

(2)	Except as otherwise indicated, each of the parties listed has sole voting and investment power with respect to all shares indicated below.

(3)	Beneficial ownership is calculated in accordance with Regulation S-K as promulgated by the Commission.

(4)	The Common Stock is entitled to one vote per share, whereas the Class B Common Stock is entitled to six votes per share.

(5)
Indicates percentage voting power represented by beneficial ownership when the Common Stock and Class B Common Stock vote together, based on a total of 13,244,091 shares of Common Stock and 1,162,500 shares of Class B Common Stock outstanding as of the Record Date.

(6)	Includes 202,199 shares underlying options that are currently exercisable with respect to all of the underlying shares.

(7)	Includes 20,000 shares held by each of the Ariel Benjamin Lee Trust, Daniel Lipson Plafker Trust and Jonathan Lipson Plafker Trust, of each of which Ms. Lipson is a trustee.

(8)	Includes 239,700 shares underlying options that are currently exercisable with respect to all of the underlying shares.

(9)	Includes 84,000 shares underlying options that are currently exercisable with respect to all of the underlying shares.

(10)	Includes 129,720 shares underlying options that are currently exercisable with respect to all of the underlying shares.

(11)	Includes 126,540 shares underlying options that are currently exercisable with respect to all of the underlying shares.

(12)	Includes 750 shares owned by Mr. Nilsson’s wife, as to which shares Mr. Nilsson disclaims beneficial ownership.

(13)	Includes 22,500 shares underlying options that are currently exercisable with respect to all of the underlying shares.

(14)	Includes 7,499 shares underlying options that are currently exercisable with respect to all of the underlying shares.

(15)	Includes 323,276 and 484,914 shares issuable upon conversion of convertible notes in the aggregate principle amount of $15,000,000 issued on November 13, 2007 and January 11, 2008, respectively.

(16)
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

(20)
The amount and nature of beneficial ownership of these shares by General Motors Investment Management Corporation and JPMorgan Chase Bank, N.A. is based solely on a Schedule 13G filed by them with the Commission.  The Schedule 13G indicates that General Motors Investment Management Corporation and JPMorgan Chase Bank, N.A. have investment decision over our shares.  We have no independent knowledge of the accuracy or completeness of the information set forth in the Schedule 13G, but have no reason to believe that such information is not complete or accurate.

(21)	Includes 812,158 underlying options that are currently exercisable with respect to all of the underlying shares.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Since April 1, 2007, there has not been any transaction, and there is no currently proposed transaction, involving the Company and any of its directors, executive officers, 5% stockholders or any members of the immediate family of any of the foregoing persons, which transaction would be disclosable pursuant to Item 404 of Regulation S-K promulgated pursuant to the Securities Act of 1933.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table shows the fees we paid to BDO Seidman, LLP during the last two fiscal years:

	Fiscal Year Ended March 31, 2007	Fiscal Year Ended March 31, 2008
Audit Fees: (a)	$867,000	$977,000
Audit-Related Fees: (b)	4,000	3,000
Tax Fees: (c)	2,000	0
	1,000	0
Total	$874,000	$980,000

_______________

(a)
Represents fees for professional services provided in connection with the audit of our annual financial statements (including services incurred with rendering on opinion under Section 404 of the Sarbanes-Oxley Act of 2002) and review of our quarterly financial statements, advice on accounting matters that arose during the audit and audit services provided in connection with other statutory or regulatory filings.

(b)	This represents fees for other miscellaneous items not otherwise included above.

(c)	Represents fees for international and U.S. tax planning and compliance services as well as consultations and assistance surrounding matters with various income and sales tax authorities.

(d)
Represents fees billed for products and services provided by the principal accountant, other than the services reported in (a), (b) and (c).   For the fiscal year ended March 31, 2007 these fees represent training costs.

The Audit Committee has determined that the provision by BDO Seidman, LLP of non-audit services is compatible with maintaining the independence of BDO Seidman, LLP.  In accordance with its charter, the Audit Committee approves in advance all audit and non-audit services to be provided by BDO Seidman, LLP.  In certain cases, the Audit Committee may delegate authority to pre-approve non-audit services on a preliminary basis to one or more members of the Audit Committee, provided that such pre-approvals are communicated to the full Committee at its next meeting.  During fiscal 2008, all services were pre-approved by Audit Committee in accordance with this policy.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following exhibits are filed as part of this Report:

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Company caused this Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

July 29, 2008	CHINDEX INTERNATIONAL, INC. By: /s/ Lawrence Pemble Executive Vice President and Chief Financial Officer