Form 10-Q
period 2008-06-30
CHINDEX INTERNATIONAL INC
filed 2008-08-14
CIK 922717

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
Commission file number 0-24624
CHINDEX INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	13-3097642
(State or other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification Number)
4340 East West Highway, Suite 1100, Bethesda,	20814
Maryland	(Zip Code)
(Address of principal executive offices)
(301) 215-7777
(Registrant’s telephone number)
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of each of the issuer’s class of common equity, as of July 25, 2008 was 13,244,091 shares of Common Stock and 1,162,500 shares of Class B Common Stock.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CHINDEX INTERNATIONAL, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(thousands except share data)
(Unaudited)

	June 30, 2008
	(Unaudited)	March 31, 2008

ASSETS
Current assets:
Cash and cash equivalents	$80,913	$79,258
Restricted cash	398	1,123
Trade accounts receivable, less allowance for doubtful accounts of $4,329 and $3,940, respectively
Product sales receivables	8,024	12,098
Patient service receivables	9,080	9,085
Inventories, net	11,431	9,796
Deferred income taxes	1,913	1,656
Other current assets	4,126	3,294

Total current assets	115,885	116,310
Property and equipment, net	19,301	18,428
Other assets	1,620	1,241

Total assets	$136,806	$135,979

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt and vendor financing	$615	$82
Short-term portion of capitalized leases	36	36
Accounts payable	10,952	11,097
Accrued compensation	4,861	4,628
Accrued expenses	4,552	6,436
Other current liabilities	3,367	3,177
Income taxes payable	344	349

Total current liabilities	24,727	25,805
Long-term debt, vendor financing and convertible debentures	23,488	22,556
Long-term portion of capitalized leases	13	22
Long-term deferred tax liability	283	208

Total liabilities	48,511	48,591

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value, 500,000 shares authorized, none issued	—	—
Common stock, $.01 par value, 28,200,000 shares authorized, including 3,200,000 designated Class B:
Common stock — 13,197,203 and 13,074,593 shares issued and outstanding at June 30, 2008 and March 31, 2008, respectively	132	131
Class B stock — 1,162,500 shares issued and outstanding at June 30, 2008 and March 31, 2008, respectively	12	12
Additional paid in capital	93,162	92,586
Accumulated other comprehensive income	2,701	2,210
Accumulated deficit	(7,712)	(7,551)

Total stockholders’ equity	88,295	87,388

Total liabilities and stockholders’ equity	$136,806	$135,979

The accompanying notes are an integral part of these consolidated condensed financial statements.

CHINDEX INTERNATIONAL, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(thousands except share and per share data)
(Unaudited)

	Three months ended June 30,
	2008	2007

Product sales	$12,496	$11,213
Healthcare services revenue	19,572	15,558

Total revenue	32,068	26,771

Cost and expenses
Product sales costs	9,896	8,370
Healthcare services costs	15,735	11,864
Selling and marketing expenses	2,458	2,684
General and administrative expenses	3,226	2,489

Income from operations	753	1,364

Other (expenses) and income
Interest expense	(226)	(187)
Interest income	469	67
Miscellaneous income (expense) — net	7	(26)

Income before income taxes	1,003	1,218
Provision for income taxes	(1,164)	(409)

Net (loss) income	$(161)	$809

Net (loss) income per common share — basic	$(.01)	$.08

Weighted average shares outstanding — basic	14,320,438	10,835,045

Net (loss) income per common share — diluted	$(.01)	$.07

Weighted average shares outstanding — diluted	14,320,438	12,402,693

The accompanying notes are an integral part of these consolidated condensed financial statements.

CHINDEX INTERNATIONAL, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(thousands)
(Unaudited)

	Three months ended June 30,
	2008	2007
OPERATING ACTIVITIES
Net (loss) income	$(161)	$809
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	1,047	839
Inventory write down	7	180
Provision for doubtful accounts	262	682
Loss on disposal of property and equipment	10	41
Deferred income taxes	(182)	(58)
Stock-based compensation	576	102
Foreign exchange gain	(114)	(71)
Amortization of debt issuance costs	3	—
Amortization of debt discount	63	—
Changes in operating assets and liabilities:
Restricted cash	732	(131)
Trade accounts receivables	4,088	3,818
Inventories, net	(794)	(541)
Other current assets	(757)	24
Other assets	(344)	(11)
Accounts payable, accrued compensation, accrued expenses and other current liabilities	(2,022)	854
Income taxes payable	(21)	(90)

Net cash provided by operating activities	2,393	6,447
INVESTING ACTIVITIES
Purchases of property and equipment	(1,615)	(1,261)

Net cash used in investing activities	(1,615)	(1,261)
FINANCING ACTIVITIES
Proceeds from debt and convertible debentures	552	407
Repayment of debt, vendor financing and capitalized leases	—	(29)
Proceeds from exercise of stock options and warrants	—	1,400

Net cash provided by financing activities	552	1,778
Effect of foreign exchange rate changes on cash and cash equivalents	325	131

Net increase in cash and cash equivalents	1,655	7,095
Cash and cash equivalents at beginning of period	79,258	9,106

Cash and cash equivalents at end of period	$80,913	$16,201

Non-cash financing activities consist of the following:
Acquisition of inventory through vendor financing agreement	$662	$0
The accompanying notes are an integral part of these consolidated condensed financial statements.

CHINDEX INTERNATIONAL, INC.
CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the three months ended June 30, 2008
(thousands except share data)
(Unaudited)

							Accumulated
					Additional		Other
	Common Stock		Common Stock Class B		Paid In	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Total
Balance at March 31, 2008	13,074,593	$131	1,162,500	$12	$92,586	$(7,551)	$2,210	$87,388
Net loss						(161)		(161)
Foreign currency translation adjustment							491	491

Comprehensive income								330
Stock based compensation					576			576
Warrants exercised	122,610	1						1

Balance at June 30, 2008	13,197,203	$132	1,162,500	$12	$93,162	$(7,712)	$2,701	$88,295

The accompanying notes are an integral part of these consolidated condensed financial statements.

CHINDEX INTERNATIONAL, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
Note 1. BASIS OF PRESENTATION
     The accompanying unaudited consolidated condensed financial statements of Chindex International, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year.
     References to “Chindex”, “we”, “us” and “our” refer to Chindex International, Inc. and subsidiaries, unless the context otherwise requires.
     For further information, refer to the consolidated financial statements and footnotes thereto included in our annual report on Form 10-K for the fiscal year ended March 31, 2008.
     On March 18, 2008, the Company’s Board of Directors and stockholders authorized a 3-for-2 stock split of all shares of the Company’s common stock, par value $0.01 per share, including its Class B common stock, which was effected on April 1, 2008. All common share and per share information has been retroactively restated to reflect the 3-for-2 stock split.
Policies and procedures
Consolidation
     The consolidated condensed financial statements include the accounts of the Company, its subsidiaries and variable interest entities. All inter-company balances and transactions are eliminated in consolidation.
Revenue Recognition
     The Company earns revenue from providing healthcare services and sales of products. Substantially all revenue in the Healthcare Services division is from providing services and substantially all revenue in the Medical Products division is from the sale of products. See Note 10 for further information on sales and gross profit by division.
     Revenue related to services provided by the Healthcare Services division is net of contractual adjustments or discounts and is recognized in the period services are provided. The Healthcare Services division makes an estimate at the end of the month for certain inpatients who have not completed service. This estimate reflects only the cost of care up to the end of the month.
     Revenue related to the sale of medical equipment, instrumentation and products to customers in China by our Medical Products division is recognized upon product shipment. Revenue from sales to customers in Hong Kong is recognized upon delivery. We provide installation, standard warranty, and training services for certain of our capital equipment and instrumentation sales. These services are viewed as perfunctory to the overall arrangement and are not accounted for separately from the equipment sale. Costs associated with installation, training, after-sale servicing and standard warranty are not significant and are recognized in cost of sales as they are incurred. Sales involving multiple elements are analyzed and recognized under the guidelines of Staff Accounting Bulletin (SAB) SAB 104, “Revenue Recognition” and Emerging Issues Task Force (EITF) 00-21, “Revenue Arrangements with Multiple Deliverables”.

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
     In the Healthcare Services division, our revenue is dependent on seasonal fluctuations related to epidemiology factors and the life styles of the expatriate community. For example, many expatriate families traditionally take annual home leave outside of China during the summer months of June through August. In the Medical Products division, sales of capital equipment often require protracted sales efforts, long lead times, financing arrangements and other time-consuming steps. As a result of these factors impacting the timing of revenues, our operating results have varied and are expected to continue to vary from period to period and year to year.
Use of Estimates
     The preparation of the consolidated condensed financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated condensed financial statements and the reported amounts of revenue and expenses during the reporting period. Because of the use of estimates inherent in the financial reporting process, actual results could differ from those estimates. Areas in which significant judgments and estimates are used include revenue recognition, receivable collectability, inventory obsolescence, accrued expenses, deferred tax valuation allowances and stock-based compensation.
Fair Value Measurements
     On April 1, 2008, the Company adopted Statement of Financial Accounting Standards (SFAS) SFAS No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. In February 2008, the FASB released a FASB Staff Position (FSP “FAS 157-2—Effective Date of FASB Statement No. 157”) which delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008.
     SFAS 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, SFAS 157 establishes a three-tier value hierarchy, which prioritizes the inputs used in measuring fair value as follows: (Level 1) observable inputs such as quoted prices in active markets; (Level 2) inputs other than the quoted prices in active markets that are observable either directly or indirectly; and (Level 3) unobservable inputs in which there is little or no market data, which require us to develop our own assumptions. This hierarchy requires us to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. We do not currently have assets or liabilities which are measured at fair value in accordance with SFAS 157. The Company is currently assessing the impact, if any, of SFAS 157 on nonfinancial assets and nonfinancial liabilities that are excluded by FSP FAS 157-2.
     On April 1, 2008 the Company adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115” (SFAS 159). SFAS 159 which expands the use of fair value accounting but does not affect existing standards which require assets or liabilities to be carried at fair value. The objective of SFAS 159 is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Under SFAS 159, a company may elect to use fair value to measure eligible items at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Eligible items include, but are not limited to, accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees, issued debt and firm commitments. Currently, we have not expanded our eligible items subject to the fair value option under SFAS 159.

     For the financial instruments that are not accounted for under SFAS 157, which consist primarily of cash and cash equivalents, trade accounts receivables-net, accounts payable, short-term and long-term debt and vendor financing, the Company considers the recorded value of its financial instruments to approximate the fair value based on the liquidity of these financial instruments.
Reclassifications
     Certain balances in the fiscal 2008 consolidated condensed financial statements have been reclassified to conform to the fiscal 2009 presentation.
New Accounting Pronouncements:
     In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (SFAS 141R). SFAS 141R establishes principles and requirements for how an acquirer in a business combination (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree, (ii) recognizes and measures the goodwill acquired in a business combination or a gain from a bargain purchase, and (iii) determines what information to disclose to enable users of financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R will be applied prospectively to business combinations that have an acquisition date on or after April 1, 2009. The impact of SFAS 141R on the Company’s consolidated financial statements will depend on the nature and size of acquisitions, if any, subsequent to the effective date.
     In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — An Amendment of FASB Statement No. 133” (SFAS 161). SFAS 161 amends SFAS 133 by improving financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. The provisions of SFAS 161 are effective for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The Company is currently assessing the impact, if any, of adopting SFAS 161 on our consolidated financial statements.
     In May 2008, the FASB issued Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments that May be Settled in Cash Upon Conversion (including partial cash settlement)” (FSP APB 14-1). FSP APB 14-1 requires that the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) be separately accounted for in a manner that reflects an issuer’s nonconvertible debt borrowing rate. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years; however, early adoption is not permitted. Retrospective application to all periods presented is required except for instruments that were not outstanding during any of the periods that will be presented in the annual financial statements for the period of adoption but were outstanding during an earlier period. The Company is currently assessing the impact, if any, of adopting FSP APB 14-1 on our consolidated financial statements.
     In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (FSP EITF 03-6-1). FSP EITF 03-6-1 provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. Upon adoption, a company is required to retrospectively adjust its earnings per share data (including any amounts related to interim periods, summaries of earnings and selected financial data) to conform with the provisions in FSP EITF 03-6-1. The Company’s unvested restricted stock is considered a participating security. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008, including interim periods within those fiscal years. The Company is currently evaluating the impact that FSP EITF 03-6-1 will have, if any, on the financial statements.

Note 2. INVENTORIES, NET

(thousands)	June 30, 2008	March 31, 2008

Inventories, net, consist of the following:
Merchandise inventory, net	$8,068	$6,488
Healthcare services inventory	714	763
Parts and peripherals	2,649	2,545

	$11,431	$9,796

Note 3. PROPERTY AND EQUIPMENT, NET

(thousands)	June 30, 2008	March 31, 2008

Property and equipment, net, consists of the following:
Furniture and equipment	$15,691	$15,030
Vehicles	21	21
Construction in progress	964	—
Leasehold improvements	17,537	17,157

	34,213	32,208
Less: accumulated depreciation and amortization	(14,912)	(13,780)

	$19,301	$18,428

Note 4. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
     The Company’s accrued expenses and other current liabilities balances are (in thousands):

	June 30, 2008	March 31, 2008

Accrued expenses:
Accrued contract expenses	$2,702	$4,939
Accrued expenses- healthcare services	1,344	1,064
Accrued expenses- other	506	433

	$4,552	$6,436

Other current liabilities:
Accrued other taxes payable- non- income	$669	$713
Accrued interest	461	294
Deferred income	998	765
Other current liabilities	1,239	1,405

	$3,367	$3,177

Note 5. DEBT
     The Company’s short term and long term debt balances are (in thousands):

	June 30, 2008		March 31, 2008
	Short term	Long term	Short term	Long term
Vendor financing	$63	$1,376	$82	$800
Line of credit	552	—	—	—
Long term loan	—	9,456	—	9,163
Convertible Notes, net of debt discount	—	12,656	—	12,593

	$615	$23,488	$82	$22,556

Vendor financing
     The Company has a financing agreement with a major vendor whereby the vendor has agreed to provide up to $4,000,000 of long-term (one and one-half years on those transactions that have occurred to date) payment terms on our purchase of certain medical equipment from the vendor under government backed financing program contracts. The arrangement carries an interest component of five percent per annum. At June 30, 2008, the Company had an outstanding long-term debt balance of $1,313,000 and no outstanding short-term debt balance under this agreement. At March 31, 2008, the Company had an outstanding long-term debt balance of $651,000 and no outstanding short-term debt balance under this agreement.
     The Company also has included in their debt at June 30, 2008 and March 31, 2008, $126,000 and $231,000, respectively, due to two vendors under long-term payment arrangements. At June 30, 2008, $63,000 of this balance is classified as short-term and $63,000 is classified as long-term. At March 31, 2008, $82,000 of this balance was classified as short-term and $149,000 was classified as long-term.
Line of credit
     As of June 30, 2008, there were letters of credit outstanding of an aggregate of $160,000 and we had $552,000 in borrowings outstanding under our $1,750,000 credit facility with M&T Bank. The borrowings under that credit facility bear interest at 1% over the three-month London Interbank Offered Rate (“LIBOR”). At June 30, 2008 the interest rate on this facility was 3.79%. Balances outstanding under the facilities are payable on demand, fully secured and collateralized by government securities acceptable to the Bank having an aggregate fair market value of not less than $1,945,000. At March 31, 2008 there were no letters of credit outstanding and no outstanding balance under this facility.
Long term loan — IFC 2005
     In October 2005, Beijing United Family Hospital and Shanghai United Family Hospital obtained long-term debt financing under a program with the International Finance Corporation (“IFC”) (a division of the World Bank) for 64,880,000 Chinese Renminbi (approximately $8 million). The term of the loan is 10 years at an initial interest rate of 6.73% with the borrowers required to begin making payments into a sinking fund beginning in the fourth year, with the option to extend the beginning of these payments to the fifth year if certain loan covenants have been met. The interest rate will be reduced to 4.23% for any amount of the outstanding loan on deposit in the sinking fund. The loan program also includes certain other covenants which require the borrowers to achieve and maintain specified liquidity and coverage ratios in order to conduct certain business transactions such as pay intercompany management fees or incur additional indebtedness. As of June 30, 2008 the Company was in compliance with these covenants. Chindex International, Inc. guaranteed repayment of this loan. In terms of security, IFC has, among other things, a lien over the equipment owned by the borrowers and over their bank accounts. In addition, IFC has a lien over Chindex bank accounts not already pledged, but not over other Chindex assets. As of June 30, 2008, the outstanding balance of this debt was 64,880,000 Chinese Renminbi (current translated value of $9,456,000, see “Foreign Currency Exchange and Impact of Inflation”) and was classified as long-term. At March 31, 2008 the outstanding balance was $9,163,000, classified as long-term.

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
     The Tranche B Notes had a ten-year maturity, bore no interest of any kind and provided for conversion into shares of the Company’s common stock at an initial conversion price of $18.56 per share at any time and automatic conversion upon the Company entering into one or more new committed financing facilities (the “Facilities”) making available to the Company at least $50 million, pursuant to which Facilities all conditions precedent (with certain exceptions) for initial disbursement had been satisfied, subject to compliance with certain JPM Financing provisions. The Facilities as required for conversion of the Tranche B Note had to have a minimum final maturity of 9.25 years from the date of initial drawdown, a minimum moratorium on principal repayment of three years from such date, principal payments in equal or stepped up amounts no more frequently than twice in each 12-month period, no sinking fund obligations, other covenants and conditions, and also limit the purchase price of any equity issued under the Facilities to at least equal to the initial conversion price of the Notes or higher amounts depending on the date of issuance thereof. The Tranche B Notes converted into 1,346,984 shares of our common stock in January 2008.
     The Tranche C Notes have a ten-year maturity, bear no interest of any kind and are convertible at the same conversion price at any time and will be automatically converted upon the completion of two proposed new and/or expanded hospitals in China (the “JV Hospitals”), subject to compliance with certain JPM Financing provisions. Notwithstanding the foregoing, the Notes would be automatically converted after the earlier of 12 months having elapsed following commencement of operations at either of the JV Hospitals or either of the JV Hospitals achieving break-even earnings before interest, taxes, depreciation and amortization for any 12-month period ending on the last day of a fiscal quarter, subject to compliance with certain JPM Financing provisions. As of June 30, 2008 the Tranche C Notes have not been converted into shares of our common stock.
     In connection with the issuance of the Notes, the Company incurred issuance costs of $314,000, which primarily consisted of legal and other professional fees. Of these costs, $61,000 is attributable to the Tranche A shares, $159,000 is attributable to Tranche B Notes which converted in January 2008 and the remaining of $94,000 is attributable to the Tranche C Notes and has been capitalized to be amortized over the life of the Notes. As of June 30, 2008 the unamortized financing cost was $88,000 and is included in other assets in the accompanying interim consolidated condensed balance sheets.
     The Company accounts for convertible debt in accordance with the provisions of EITF Issue 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,” (EITF 98-5) and EITF 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments”. Accordingly, the Company records, as a discount to convertible debt, the intrinsic value of the conversion option based upon the differences between the fair value of the underlying common stock at the commitment date and the effective conversion price embedded in the note. Debt discounts under these arrangements are usually amortized over the term of the related debt to their stated date of redemption. So, in respect to the Notes, this debt discount would be amortized through interest expense over the 10 year term of the Notes unless earlier converted or repaid. Under this method, the Company recorded (i) a discount on the Tranche B Notes of $2,793,000 against the entire principal amount of the Notes, the unamortized balance of which was included as a component of interest expense in the consolidated statements of operations, for the year ended March 31, 2008 as a result of the conversion of the Notes into common stock in January 2008; and (ii) a discount on the Tranche C Notes of $2,474,000 against the entire principal amount of the Notes.
     The unamortized debt discount related to the Tranche C Notes, as of June 30, 2008 was $2,344,000. Amortization of the discount was approximately $63,000 for the quarter ended June 30, 2008. This amount is included as a component of interest expense in the accompanying interim consolidated condensed statements of operations, for the three months ended June 30, 2008.

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
     The Company’s guarantee of the DEG Facility contains customary financial covenants, including maintenance of a maximum ratio of liabilities to tangible net worth and a minimum debt service coverage ratio, and covenants that, among other things, place limits on the Company’s ability to incur debt, create liens, make investments and acquisitions, sell assets, pay dividends, prepay subordinated debt, merge with other entities, engage in transactions with affiliates, and make capital expenditures. The DEG Facility contains customary events of default. The covenants under the DEG Facility become effective upon the first disbursement of the DEG Loans.

     In anticipation of the DEG Facility, the Company and IFC entered into an amendment to the IFC Facility, dated January 3, 2008, whereby IFC consented to the DEG Facility, including in particular the amount thereof and the ranking thereof as pari passu with the IFC Facility and sharing pro rata in the security interests relating thereto.
     In connection with the issuance of the IFC and DEG facilities, the Company incurred issuance costs of $1,017,000, which primarily consisted of legal and other professional fees. These issuance costs have been capitalized and will be amortized over the life of the debt. As of June 30, 2008 the balance of the unamortized financing cost was $1,017,000 and is included in other assets in the accompanying interim consolidated condensed balance sheets.
Credit agreement — UBC
     In addition, in October 2007 we finalized a $5,000,000 credit agreement with United Commercial Bank, a foreign bank licensed in China for the opening of bid and performance bonds required by the sales contracts in the Medical Products division. The agreements call for 40% cash collateral on deposit for any performance bond issuances and 30% cash collateral on deposit for any bid bond issuances. The credit agreement was signed by our German subsidiary and guaranteed by the Company. As of June 30, 2008, we had opened bonds under this facility in the aggregate amount of €433,000 (approximately $683,000) which are partially secured by a cash deposit of approximately 30% held by the issuing bank in China. These cash deposits are included in restricted cash in the accompanying interim consolidated condensed balance sheets. These bonds expire during July 2008.
     The following table sets forth the Company’s debt obligations as of June 30, 2008 (in thousands):

	Total	2009	2010	2011	2012	2013	Thereafter
Vendor financing	$1,439	$63	$1,376	$—	$—	$—	$—
Line of credit	552	552	—	—	—	—	—
Long term loan	9,456	—	946	946	946	1,418	5,200
Convertible Notes	15,000	—	—	—	—	—	15,000

Total	$26,447	$615	$2,322	$946	$946	$1,418	$20,200

Note 6. TAXES
     We recorded a $1,164,000 provision for taxes in the three months ended June 30, 2008 as compared to a provision for taxes of $409,000 for the three months ended June 30, 2007. The increase in the effective tax rate in the current period was substantially due to losses in entities for which we cannot recognize benefit in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes” (SFAS 109) and APB Opinions No. 28, “Interim Financial Reporting” (APB 28), true-up adjustments related to prior year tax returns and the correction of an error that was not material to prior periods.
     We adopted the provisions of Financial Standards Accounting Board Interpretation No. 48, “Accounting for Uncertainty in
Income Taxes — An interpretation of FASB Statement No. 109” (FIN 48) on April 1, 2007. As a result of the implementation of FIN 48, we recognized no material adjustment in the liability for unrecognized income tax benefits.
     We recognize interest and penalties related to uncertain tax positions in income tax expense. As of June 30, 2008 and March 31, 2008, we had no accrued interest related to uncertain tax positions.
     The tax years 2005-2007 remain open to examination by the major taxing jurisdictions to which we are subject.

Note 7. NET EARNINGS PER SHARE
     The Company follows SFAS No. 128, “Earnings per Share” whereby basic earnings per share excludes any dilutive effects of options, restricted stock, warrants and convertible securities and diluted earnings per share includes such effects. The Company does not include the effects of stock options, restricted stock, warrants and convertible securities for periods when the Company reports a net loss as such effects would be antidilutive.
     The following is a reconciliation of the numerators and denominators of the basic and diluted Earnings per Share (EPS) computations for the net (loss) income and other related disclosures:

	Three months ended June 30,
(thousands except share and per share data)	2008	2007

Basic net (loss) income per share computation:
Numerator:
Net (loss) income	$(161)	$809
Denominator:
Weighted average shares outstanding — basic	14,320,438	10,835,045

Net (loss) income per common share — basic:	$(.01)	$.08

Diluted net (loss) income per share computation:
Numerator:
Net (loss) income	$(161)	$809
Denominator:
Weighted average shares outstanding — basic	14,320,438	10,835,045
Effect of dilutive securities:
Shares issuable upon exercise of dilutive outstanding stock options, conversion of convertible debentures, vesting of restricted stock and exercise of warrants:	—	1,567,648

Weighted average shares outstanding-diluted	14,320,438	12,402,693

Net (loss) income per common share — diluted:	$(.01)	$.07
The share and per share information has been restated after giving retroactive effect to the three-for-two stock split in the form of a stock dividend, which was announced by us on March 18, 2008 and having a record date of April 1, 2008.
     For the three month periods ended June 30, 2008 and 2007, respectively, there were 2,142,674 and 25,672 shares which were not included in the calculation of diluted net (loss) income per share as the effect would have been antidilutive.
Note 8. STOCKHOLDERS’ EQUITY
Stock-Based Compensation:
     On October 14, 2004, the Company adopted the 2004 Incentive Stock Plan (the “2004 Plan”). The 2004 Plan provides for grants of options to purchase common stock, restricted shares of common stock, deferred shares of common stock, stock units and stock appreciation rights. Compensation costs for stock options and restricted stock are recognized ratably over the vesting period of the option or stock, which usually ranges from immediate to three years. All of the shares authorized under the 2004 Plan have been granted as of June 30, 2008.
     On September 11, 2007, the Company adopted the 2007 Incentive Stock Plan (the “2007 Plan”). The 2007 Plan provides for grants of options to purchase common stock, restricted shares of common stock, deferred shares of common stock, stock units and stock appreciation rights. Compensation costs for stock options and restricted stock are recognized ratably over the vesting period of the option or stock, which usually ranges from immediate to four years.

     Compensation costs related to equity compensation, including stock options and restricted stock, for the quarter ended June 30, 2008 were $576,000 and for the quarter ended June 30, 2007 were $102,000. No amounts relating to the share-based payments have been capitalized in either the recent or prior periods.
     The Company generally grants stock options that vest over a three or four year period to senior, long-term employees. Option awards are granted with an exercise price equal to the market price of the Company’s stock on the date of grant. Stock options have up to 10-year contractual terms.
     The Company calculates grant-date fair values using the Black-Scholes option pricing model. To calculate fair market value, this model utilizes certain information, such as the interest rate on a risk-free security maturing generally at the same time as the expected life of the option being valued and the exercise price of the option being valued. It also requires certain assumptions, such as the expected amount of time the option will be outstanding until it is exercised or it expires and the expected volatility of the Company’s common stock over the expected life of the option. The weighted average fair value for the three months ended June 30, 2008 was $12.08. There were no options granted during the three month period ended June 30, 2007.
     The assumptions used to determine the value of the options at the grant date for options granted during the three month period ended June 30, 2008 were:

June 30, 2008
Volatility	70.86%
Dividend yield	0.00%
Risk-free interest rate	3.65%
Expected average life	7.0 years
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
     Based on historical experience, the Company assumed a forfeiture rate of 6.00% and 5.74% as of June 30, 2008 and 2007 respectively on both its stock options and restricted stock. The Company will record additional expense if the actual forfeitures are lower than estimated and will record a recovery of prior expense if the actual forfeitures are higher than estimated.

     The following table summarizes the stock option activity during the three month period ended June 30, 2008:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value (in
	Shares	Price	Term (Years)	thousands)*
Options outstanding at March 31, 2008	1,309,459	$6.01
Granted	222,000	17.38
Exercised	—	—
Canceled	(3,075)	8.33

Options outstanding at June 30, 2008	1,528,384	$7.66	6.43	$11,316

Options exercisable at June 30, 2008	973,608	$3.55	4.69	$10,831

*	The aggregate intrinsic value on this table was calculated based on the positive difference between the closing market price of the Company’s common stock on June 30, 2008 ($14.67) and the exercise price of the underlying options.
     During the three month periods ended June 30, 2008 and 2007, the total intrinsic value of stock options exercised was $0 and $5,326,000 respectively. The actual cash received upon exercise of stock options was $0 and $1,400,000 respectively. The unamortized fair value of the stock options as of June 30, 2008 was $3,558,000, the majority of which is expected to be expensed over the next four years.
     The total fair value of options vested during the three month periods ended June 30, 2008 and 2007 was $0 and $23,000 respectively.
     The following table summarizes activity relating to restricted stock for the three month period ended June 30, 2008:

		Aggregate
		Intrinsic Value of
	Number of shares	Restricted Stock
	underlying	(in thousands)
	restricted stock	*
Outstanding as of March 31, 2008	121,323
Granted	—
Vested	(9,890)
Forfeited	—

Outstanding at June 30, 2008	111,433	$1,635

Expected to vest	104,747	$1,537

*	The aggregate intrinsic value on this table was calculated based on the closing market price of the Company’s common stock on June 30, 2008 ($14.67).

     The weighted average contractual term of the restricted stock, calculated based on the service-based term of each grant, is 2 and 3 years, respectively. As of June 30, 2008 and 2007, the unamortized fair value of the restricted stock was $990,000 and $565,000 respectively. This unamortized fair value will be recognized over the next four and three years, respectively. Restricted stock is valued at the stock price on the date of grant.
Security Issuances — Warrants Exercised:
     The Company issued warrants in 2004 and 2005 in connection with the sale of common stock. No additional warrants were issued in subsequent years. During the three months ended June 30, 2008 and 2007, there were 157,498 and 41,900 warrants exercised leaving an outstanding balance of 131,425 and 761,142 as of June 30, 2008 and 2007, respectively. These warrants were cashless exercises. During the three months ended June 30, 2008 and 2007, the exercised warrants had an exercise price of $6.07. As of June 30, 2008 all the outstanding warrants had an exercise price of $6.07 and will expire in March 2010.
Securities Issuances — Private Placement:
     On November 7, 2007, the Company entered into a securities purchase agreement with Magenta Magic Limited, a wholly owned indirect subsidiary of J.P. Morgan Chase & Co (JPM) in which the Company agreed to sell to JPM, (i) 538,793 shares of Common Stock at a purchase price of $18.56 for a total amount of $10 million, less issuance costs of $61,000 for net proceeds to the Company of $9,939,000, (the “JPM Shares”) and (ii) convertible notes at face value for a total of $40 million. (See Note 5 Debt to the consolidated condensed financial statements for additional information on the convertible notes).
Securities Purchase Agreement — IFC:
     On December 10, 2007, the Company entered into a Securities Purchase Agreement with IFC pursuant to which the Company agreed to issue and sell to IFC 538,793 shares (the “IFC Shares”) of the Company’s common stock at a price of $18.56 per IFC Share for an aggregate price of $10 million. The transaction was subject to shareholder approval, which was received on January 9, 2008.
Note 9. COMMITMENTS AND CONTINGENCIES
Leases
     The Company leases office space, warehouse space, and space for hospital and clinic operations under operating leases. Future minimum payments under these noncancelable operating leases consist of the following (in thousands):

Nine months ending March 31, 2009	$2,676
Year ending March 31:
2010	$2,952
2011	2,355
2012	1,539
2013	1,317
Thereafter	4,732

Net minimum rental commitments	$15,571

     The above leases require the Company to pay certain pass through operating expenses and rental increases based on inflation.
     Rental expense was approximately $1,109,000 and $733,000 for the three months ended June 30, 2008 and 2007, respectively.

Note 10. SEGMENT INFORMATION
     The Company operates in two businesses in China: Healthcare Services and Medical Products. The Company evaluates performance and allocates resources based on profit or loss from operations before income taxes, not including foreign exchange gains or losses. The following segment information has been provided per SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information:”

	Healthcare Services		Medical Products	Total

As of June 30, 2008:

Assets	$98,909,000		$37,897,000	$136,806,000
For the three months ended June 30, 2008:
Sales and service revenue	$19,572,000		$12,496,000	$32,068,000
Gross Profit	n/a	*	2,600,000	n/a
Gross Profit %	n/a	*	21%	n/a
Income (loss) from operations before foreign exchange	$2,775,000		$(2,136,000)	$639,000
Foreign exchange gain				114,000

Income from operations				$753,000
Other income, net				250,000

Income before income taxes				$1,003,000

	Healthcare Services		Medical Products	Total

As of March 31, 2008:

Assets	$93,727,000		$42,252,000	$135,979,000
For the three months ended June 30, 2007:
Sales and service revenue	$15,558,000		$11,213,000	$26,771,000
Gross Profit	n/a	*	2,843,000	n/a
Gross Profit %	n/a	*	25%	n/a
Income (loss) from operations before foreign exchange	$2,798,000		$(1,505,000)	$1,293,000
Foreign exchange gain				71,000

Income from operations				$1,364,000
Other (expense), net				(146,000)

Income before income taxes				$1,218,000

*	Gross profit margins are not routinely calculated in the healthcare industry.
Note 11. SUBSEQUENT EVENTS
     On July 14, 2008, the Company invested $40.0 million in a series of Certificates of Deposit (CDs) with maturity dates ranging from one year to eighteen months. These CDs bear rates of return that are indexed to various equity and foreign exchange markets.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Statements contained in this quarterly report on Form 10-Q relating to plans, strategies, objectives, economic performance and trends and other statements that are not descriptions of historical facts may be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking information is inherently subject to risks and uncertainties, and actual results could differ materially from those currently anticipated due to a number of factors, which include, but are not limited to, the factors set forth under the heading “Risk Factors” and in other documents filed by the Company with the Securities and Exchange Commission from time to time, including, without limitation, the Company’s annual report on Form 10-K for the year ended March 31, 2008. Forward-looking statements may be identified by terms such as “may”, “will”, “should”, “could”, “expects”, “plans”, “intends”, “anticipates”, “believes”, “estimates”, “predicts”, “forecasts”, “potential”, or “continue” or similar terms or the negative of these terms. Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, levels of activity, performance or achievements. The Company has no obligation to update these forward-looking statements.

Critical Accounting Policies
     A summary of critical accounting policies is presented in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” of the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2008.
Results of Operations
Quarter ended June 30, 2008 compared to quarter ended June 30, 2007
     Our revenue for the three months ended June 30, 2008 was $32,068,000, up 20% from the three months ended June 30, 2007 revenue of $26,771,000. We experienced an increase in revenue over the periods of 26% in the Healthcare Services division and an increase in revenue of 11% in the Medical Products division. Costs and expenses were $31,315,000 for the three months ended June 30, 2008 as compared with $25,407,000 for the prior period. The rate of inflation in China increased significantly over the period and the RMB appreciated significantly against the USD dollar. Both factors increased our costs and expenses (see “Foreign currency exchange and impact of inflation”). Healthcare Services division operating costs increased 32% over the periods and operating costs in the Medical Products division increased by 15%. We recorded income from operations of $753,000 for the recent quarter, as compared to income from operations of $1,364,000 for the same quarter last year. We recorded net loss of $161,000 for the recent quarter, as compared to net income of $809,000 for the same quarter last year. Costs at the parent level of the Company, which have been allocated among the segments as described below, increased $780,000 between the periods, including salaries ($367,000), bank fees ($122,000), professional fees ($59,000), auditing fees ($45,000), excise taxes ($57,000) and legal fees ($37,000).
Healthcare Services Division
     The Healthcare Services division operates our network of private healthcare facilities in China. During the three month period ended June 30, 2008 and the same quarter last year, the division consisted of a network of United Family Hospitals and Clinics (UFH) in Beijing and Shanghai. In Beijing, the UFH network included Beijing United Family Hospital and Clinics, and two affiliated free-standing, primary care clinics. In Shanghai, the UFH network included Shanghai United Family Hospital and Clinics and one affiliated, free-standing, primary care clinic. During fiscal 2008 we entered into a management agreement for the operation of the Wuxi United Family International Healthcare Center, which opened on April 2, 2008.
     The division has begun expansion of the United Family network of private healthcare facilities in China. In addition to existing cash resources which include proceeds remaining from our IFC financings in 2005, during fiscal 2008 we raised additional capital and established credit facilities in the aggregate amount of approximately $105 million to be used principally toward the development and construction of healthcare facilities in connection with this expansion (see “Liquidity and Capital Resources”). The projects include affiliated clinic operations in Shanghai and Guangzhou and new joint venture hospitals in Guangzhou and Beijing. As of the end of the quarter, the affiliated clinic project in Shanghai was in mid-development phase, the affiliated clinic project in Guangzhou was in advanced development phase and the joint venture hospitals were in the early development phase. During the period, the development expenses for these projects were not material, however we recognized $964,000 in construction in progress related to work on the affiliated clinic projects (See the Note 3 to the consolidated condensed financial statements).

     For the three months ended June 30, 2008, revenue from the division was $19,572,000, an increase of 26% over the three months ended June 30, 2007 revenue of $15,558,000 (for information on how the timing of our revenues may be affected by seasonality and other fluctuations, see “Timing of Revenues”). The increased revenue is attributable to growth in both inpatient and outpatient services provided in the Beijing and Shanghai markets. Revenue growth was negatively impacted during the period due to a number of factors, including disruptions in travel and tourism related to China’s Olympic preparations, which included a difficulty in obtaining visas to enter the country; a generally light flu-season, which occurs in March and April in China, which resulted in lower than expected patient acuity levels, and an institutional focus on Joint Commission accreditation preparation. Total Healthcare Services operating costs increased over the periods by 32%, to $16,797,000 from $12,760,000. Salaries for the division increased by $2,067,000 over the periods (representing 46% of division revenue in the recent period and 44% of revenue in the prior period). This increase was due to the renewal of multi-year physician contracts coming up in an inflationary environment and the hiring of new personnel to meet the demand for continuing increases in services in both the Beijing and Shanghai facilities. Other costs increased $1,969,000 over the periods, primarily due to increases in direct patient care expenses ($396,000), cost allocated from the parent company ($216,000), additional excise taxes ($468,000), office rent ($308,000) and educational training ($125,000). The Healthcare Services division had income from operations before foreign exchange gains of $2,775,000 in the three months ended June 30, 2008, compared with income from operations before foreign exchange gains of $2,798,000 in the prior period. In the current period, the impact of exchange rate fluctuations between the periods had a positive impact on income from operations of approximately $268,000.
Medical Products Division
     The Medical Products division markets, distributes and sells select medical capital equipment, instrumentation and other medical products for use in hospitals in China and Hong Kong on the basis of both exclusive and non-exclusive agreements with the manufacturers of these products.
     In the three months ended June 30, 2008, this division had revenue of $12,496,000, an 11% increase from revenue of $11,213,000 for the three months ended June 30, 2007. Revenues during the period included approximately $2,000,000 in shipments under a U.S. Export-Import Bank-financed contract. Revenues in the division are normally impacted by factors such as credit availability to our customers and other factors as outlined in “Timing of Revenues”. During the period, we experienced significant disruption to business operations as a result of the May 12, 2008 earthquake in Sichuan Provence in southwestern China. This disruption was due to the national disaster relief response from the healthcare sector nationwide. Chindex directly participated in the disaster relief efforts through donations of supplies and relief workers provided from the Company’s United Family Healthcare system. This natural disaster resulted in a virtual standstill of business operations in the southwest markets over the period. In the markets outside of the direct disaster zone, we also experienced a significant drop off in order flow and tender processing over the period. In the weeks since June 30, 2008, we have experienced partial recovery in markets other than southwestern China and expect stabilization of the market situation to be essentially completed following the close of the Olympics toward the end of our second fiscal quarter. During the Olympics period, movement of freight through the transportation hubs of Beijing and Shanghai will be restricted. We expect our second quarter results to be negatively impacted as a result, as the majority of our shipments transit through these customs ports.
     While we continued to be impacted by delays in Chinese Government approval of product registrations during the quarter, we were pleased to announce receipt of important product registration approvals shortly after the end of the recent quarter. We believe that these approvals coupled with back-loaded demand for products resulting from the earthquake disruptions will result in significantly improved performance in the division in the second half of this fiscal year.
     Gross profit for the Medical Products division decreased to $2,600,000 from $2,843,000 over the periods. As a percentage of revenue, gross profit from the Medical Products division decreased to 21% during the recent period from 25% during the same period last year. The gross profit margin in the current period was below historical averages due to lower margins on the U.S. Export-Import Bank contract shipments which accounted for a significant portion of total division revenue in the period. Due to financing costs and the variety of product requirements, government-backed financing programs under both the U.S. Export-Import Bank and German KfW Development Bank yielded gross margins below historical averages for the Medical Products division. To the extent that such programs contribute a greater percentage of the division revenue, an aggregate decrease in divisional gross profit margin is to be expected.
     Expenses for the Medical Products division increased to $4,736,000 from $4,348,000 over the periods and, as a percentage of division revenue, decreased to 38% from 39% over the periods. In addition, increased expenses during the period were a result of increased sales activity in advance of expected greater increases in sales which were not realized to the expected levels due to the disruption in the marketplace as discussed above. Salaries for the division decreased by $323,000 over the periods. The other costs for the division increased $711,000 over the periods, primarily due to increased costs allocated from the parent company ($580,000), entertainment and meeting expenses ($147,000) and travel expenses ($88,000), offset by a decrease in the bad debt expense ($155,000). The division had a loss from operations before foreign exchange gains of $2,136,000 in the recent period, compared with a loss from operations before foreign exchange gains of $1,505,000 in the prior period. In the current period, approximately $326,000 of the increase in loss from operations was attributable to the impact of exchange rate fluctuations between the periods.

Other Income and Expenses
     Interest expense during the recent quarter was incurred on short-term capitalized leases of $36,000, short-term debt of $615,000, long-term capitalized leases of $13,000 and long-term debt of $23,488,000, totaling $226,000. Interest expense of $187,000 was recorded in the same quarter of the prior year.
Taxes
     We recorded a provision of $1,164,000 for taxes in the three months ended June 30, 2008, as compared to a provision for taxes of $409,000 for the three months ended June 30, 2007. The increase in the effective tax rate in the current period was substantially due to losses in entities for which we cannot recognize benefit in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes” (SFAS 109) and APB Opinions No. 28, “Interim Financial Reporting” (APB 28), true-up adjustments related to prior year tax returns and the correction of an error that was not material to prior periods.
LIQUIDITY AND CAPITAL RESOURCES
     As of June 30, 2008, our cash and cash equivalents and restricted cash, trade accounts receivable and inventories were $81,311,000, $17,104,000 and $11,431,000, respectively, as compared to $80,381,000, $21,183,000 and $9,796,000, respectively, as of March 31, 2008.
     As of the end of fiscal 2008, we had entered into a series of equity and debt financings, as described below, that provide for $105 million in total financing. Pursuant to these financings, as of June 2008 we had received a total of $60 million in cash. The principal purpose of the financings is to provide funds for the expansion of our healthcare system in China, including two joint venture hospitals. Additional details of these financings may be found in Notes 5 and 8 to the consolidated condensed financial statements.
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
     On December 10, 2007, we entered into a securities purchase agreement with the International Finance Corporation (a division of the World Bank) (IFC), pursuant to which we agreed to issue and sell to IFC 538,793 shares of common stock for an aggregate purchase price of $10 million or the subscription price of $18.56 per share. The closing of the sale of common stock pursuant to the IFC securities purchase agreement occurred on January 11, 2008 at which time we received $10 million in cash. In addition, on December 10, 2007, we entered into a loan agreement with IFC that provides for loans in the aggregate amount of $25 million directly to our future healthcare joint ventures in China (the “IFC Loans”). The term of the IFC Loans would be 9.25 years and would bear interest equal to a fixed base rate determined at the time of each disbursement of LIBOR plus 2.75% per annum. The interest rate may be reduced to LIBOR plus 2.0% upon the satisfaction of certain conditions. The loans would include certain other covenants that require the borrowers to achieve and maintain specified liquidity and coverage ratios in order to conduct certain business transactions such as pay intercompany management fees or incur additional indebtedness. The obligation of each borrowing joint venture under the IFC Loans would be guaranteed by the Company. In terms of security, IFC would have, among other things, a pledge of the Company’s equity interest in the borrowing joint ventures and a lien over the equipment owned by the borrowing joint ventures, as well as a lien over their bank accounts. There were no amounts outstanding under any IFC Loans as of the date of this report.

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
     In October 2005, BJU and SHU obtained long-term debt financing under a program with the IFC for 64,880,000 Chinese Renminbi (approximately $8,000,000). The term of the loan is 10 years at an initial interest rate of 6.73% with the borrowers required to begin making payments into a sinking fund beginning in the fourth year, with the option to extend the beginning of these payments to the fifth year if certain loan covenants have been met. The interest rate will be reduced to 4.23% for any amount of the outstanding loan on deposit in the sinking fund. The loan program also includes certain other covenants which require the borrowers to achieve and maintain specified liquidity and coverage ratios in order to conduct certain business transactions such as pay intercompany management fees or incur additional indebtedness. The Company guaranteed repayment of this loan in the full amount of the indebtedness should the borrowers default as defined in the loan agreement. In terms of security, IFC has, among other things, a lien over the equipment owned by the borrowers and over their bank accounts. In addition, IFC has a lien over the Company’s accounts not already pledged, but not over other Company’s assets. As of June 30, 2008, the outstanding balance of this debt was 64,880,000 Chinese Renminbi (current translated value of $9,456,000) and was classified as long-term. At March 31, 2008 the outstanding balance was $9,163,000, classified as long-term.
     As of June 30, 2008, there were letters of credit outstanding of an aggregate of $160,000 and we had $552,000 in borrowings outstanding under our $1,750,000 credit facility with M&T Bank. The borrowings under that credit facility bear interest at 1.00% over the three-month LIBOR rate. At June 30, 2008 the interest rate on this facility was 3.79%. Balances outstanding under the facilities are payable on demand, fully secured and collateralized by government securities acceptable to the bank having an aggregate fair market value of not less than $1,945,000. At March 31, 2008 there were no letters of credit outstanding and no outstanding balance under this facility.
     In October 2007 we finalized a $5,000,000 credit agreement with United Commercial Bank, a foreign bank licensed in China for the opening of bid and performance bonds required by the sales contracts in the Medical Products division. The agreements call for 40% cash collateral on deposit for any performance bond issuances and 30% cash collateral on deposit for any bid bond issuances. The credit agreement was signed by our German subsidiary and guaranteed by the Company. As of June 30, 2008, we had opened bonds under this facility in the aggregate amount of €433,000 (approximately $683,000) which are partially secured by a cash deposit of approximately 30% held by the issuing bank in China. These bonds expired in July 2008.
     We have an agreement with a major vendor whereby the vendor has agreed to provide up to $4,000,000 of long-term (one and one-half years on those transactions that have occurred to date) payment terms on our purchase of certain medical equipment from the vendor under government backed financing program contracts. The arrangement carries an interest component of five percent per annum. At June 30, 2008, the Company had an outstanding long-term debt balance of $1,313,000 and no outstanding short-term debt balance under this agreement. At March 31, 2008, the Company had an outstanding long-term debt balance of $651,000 and no outstanding short-term debt balance under this agreement.
     The Company also has included in debt at June 30, 2008 and March 31, 2008, $126,000 and $231,000, respectively, under other long-term payment arrangements. At June 30, 2008, $63,000 of this balance is classified as short-term and $63,000 is classified as long-term. At March 31, 2008 $82,000 of this balance was classified as short-term and $149,000 was classified as long-term.

     On July 14, 2008, the Company invested $40.0 million in a series of Certificates of Deposit (CDs) with maturity dates ranging from one year to eighteen months. These CDs bear rates of return that are indexed to various equity and foreign exchange markets. While the Company would incur some penalties in the event of early redemption of these CDs, the intention is to hold them to maturity. These amounts will be utilized to provide funds for the expansion of our healthcare system in China, including two joint venture hospitals.
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
     In the Healthcare Services division, our revenue is dependent on seasonal fluctuations related to epidemiological factors and the life styles of the expatriate community. For example, many expatriate families traditionally take annual home leave outside of China during the summer months of June through August.
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

FOREIGN CURRENCY EXCHANGE AND IMPACT OF INFLATION
     Because we generate over 73% of our revenue and over 76% of our expenses in Chinese currency, we have foreign currency exchange risk. The Chinese currency (RMB) is not freely traded and is closely controlled by the Chinese Government. The US dollar has experienced volatility in world markets recently. During the three-month period ended June 30, 2008 the RMB strengthened against the US dollar resulting in a cumulative rate change of 2.18% for the year. During the twelve-month period ended June 30, 2008 the RMB strengthened against the US dollar resulting in a cumulative rate change of 10.76% for the year. During the three-month period ended June 30, 2008, we had exchange gains of $114,000 which are included in general and administrative expenses on our consolidated condensed statements of operations.
     As part of our risk management program, we also perform sensitivity analyses to assess potential changes in revenue, operating results, cash flows and financial position relating to hypothetical movements in currency exchange rates. Our sensitivity analysis of changes in the fair value of the RMB to the US dollar at June 30, 2008, indicated that if the US dollar uniformly increased in value by 10 percent relative to the RMB, then we would have experienced a 80% increase in the net loss. Conversely, a 10 percent increase in the value of the RMB relative to the US dollar at June 30, 2008, would have resulted in a 98% decrease in the net loss.
     Based on the Consumer Price Index (CPI), the average annual rate of inflation over the three-year period from 2005 to 2007 was 2.8% in China and 3.3% in United States. Over the past year the rate of inflation in China has increased significantly. During the twelve-month period ended June 30, 2008 the average rate of inflation (CPI) in China was 7.5% and in United States was 3.7%.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     As of June 30, 2008 the Company held the majority of its cash and cash equivalents in 100% principal guaranteed short term money market accounts or investments rated one of the two highest rating categories (i.e., “AA” or “AAA” or the equivalent categories for short-term ratings) by two of the five rating agencies currently approved by the Securities and Exchange Commission.
     On July 14, 2008 the Company invested $40 million of its cash and cash equivalents in three Certificates of Deposit maturing over twelve to eighteen months period, which are 100% principal protected if held to maturity and which have rates of return that are subject to fluctuations based on the returns of the S&P 500, Hang Seng Corporate Equity Index and a pool of specific Asian currencies. Prior to maturity, the Company will be exposed to certain market risks on the value of the fluctuations in these rates of return. The Company is also exposed to certain foreign currency exchange risk (See “Foreign currency exchange and impact of inflation”).
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in Company reports filed under the Exchange Act is accumulated and communicated to management, including the Company’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

     As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable, not absolute, assurance of achieving their control objectives. However, because our remediation of the material weakness identified in the fourth quarter of fiscal 2008, described below, is not yet fully complete, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, our disclosure controls and procedures were not effective as of the end of the period covered by this report.
Changes in Internal Controls over Financial Reporting
     As disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2008, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2008. As a result of such evaluation, management identified a material weakness in our internal control over financial reporting as of March 31, 2008. Specifically management concluded that the Company did not maintain effective controls over the analysis and recording of complex transactions relating to the period of expense with respect to the value of the conversion feature of a recent one-time sale of convertible notes to a single purchaser and the computation of certain share-based compensation awards in fiscal 2008.
     During our most recent fiscal quarter, we have taken the following steps to remediate the material weakness described above. We have amended our period close procedures to include access to independent consultation on technical accounting treatment with respect to highly complex transactions. We are scheduling our staff to attend training related to the application of certain compensation related accounting pronouncements.
     There were no changes in our internal control over financial reporting during the period ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION.
ITEM 1A. RISK FACTORS
     In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended March 31, 2008, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
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

CHINDEX INTERNATIONAL, INC.

Dated: August 13, 2008	By: /s/ Lawrence Pemble Lawrence Pemble Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Dated: August 13, 2008	By: /s/ Cheryl Chartier Cheryl Chartier Corporate Controller (Principal Accounting Officer)