Form 10-Q
period 2008-09-30
CHINDEX INTERNATIONAL INC
filed 2008-11-10
CIK 922717

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☑
The number of shares outstanding of each of the issuer’s class of common equity, as of November 5, 2008, was 13,452,007 shares of Common Stock and 1,162,500 shares of Class B Common Stock.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CHINDEX INTERNATIONAL, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(in thousands except share data)

	September 30, 2008
	(Unaudited)	March 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$36,886	$79,258
Restricted cash	40	1,123
Investments	19,795	—
Trade accounts receivable, less allowance for doubtful accounts of $4,212 and $3,940, respectively
Product sales receivables	13,559	12,098
Patient service receivables	9,943	9,085
Inventories, net	11,040	9,796
Deferred income taxes	1,758	1,656
Other current assets	3,326	3,294

Total current assets	96,347	116,310
Noncurrent investments	19,604	—
Property and equipment, net	20,186	18,428
Noncurrent deferred income taxes	114	—
Other assets	2,036	1,241

Total assets	$138,287	$135,979

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Short-term debt and vendor financing	$435	$82
Current portion of capitalized leases	36	36
Accounts payable	6,496	9,938
Accrued expenses	11,703	11,064
Other current liabilities	5,217	4,336
Income taxes payable	172	349

Total current liabilities	24,059	25,805
Long-term debt, vendor financing and convertible debentures	23,823	22,556
Long-term portion of capitalized leases	5	22
Long-term deferred tax liability	—	208

Total liabilities	47,887	48,591

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value, 500,000 shares authorized, none issued	—	—
Common stock, $.01 par value, 28,200,000 shares authorized, including 3,200,000 designated Class B:
Common stock — 13,452,007 and 13,074,593 shares issued and outstanding at September 30, 2008 and March 31, 2008, respectively	135	131
Class B stock — 1,162,500 shares issued and outstanding at September 30, 2008 and March 31, 2008, respectively	12	12
Additional paid in capital	94,150	92,586
Accumulated other comprehensive income	2,954	2,210
Accumulated deficit	(6,851)	(7,551)

Total stockholders’ equity	90,400	87,388

Total liabilities and stockholders’ equity	$138,287	$135,979

The accompanying notes are an integral part of these consolidated condensed financial statements.

CHINDEX INTERNATIONAL, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(in thousands except share and per share data)
(Unaudited)

	Three months ended September 30,		Six months ended September 30,
	2008	2007	2008	2007

Product sales	$19,041	$17,550	$31,538	$28,762
Healthcare services revenue	19,069	15,102	38,641	30,661

Total revenue	38,110	32,652	70,179	59,423

Cost and expenses
Product sales costs	13,187	12,916	23,083	21,285
Healthcare services costs	16,666	12,106	32,401	23,970
Selling and marketing expenses	3,265	2,782	5,724	5,466
General and administrative expenses	3,344	2,233	6,570	4,723

Income from operations	1,648	2,615	2,401	3,979

Other (expenses) and income
Interest expense	(253)	(187)	(479)	(374)
Interest income	321	74	789	141
Miscellaneous income (expense) — net	(603)	(21)	(596)	(47)

Income before income taxes	1,113	2,481	2,115	3,699
Provision for income taxes	(251)	(843)	(1,415)	(1,251)

Net income	$862	$1,638	$700	$2,448

Net income per common share — basic	$0.06	$0.15	$0.05	$0.22

Weighted average shares outstanding — basic	14,400,655	11,163,020	14,360,758	10,999,713

Net income per common share — diluted	$0.05	$0.13	$0.04	$0.20

Weighted average shares outstanding — diluted	16,042,327	12,492,771	16,126,008	12,450,241

The accompanying notes are an integral part of these consolidated condensed financial statements.

CHINDEX INTERNATIONAL, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six months ended September 30,
	2008	2007
OPERATING ACTIVITIES
Net income	$700	$2,448
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	2,088	1,682
Inventory write down	36	295
Provision for doubtful accounts	553	1,024
Loss on disposal of property and equipment	21	49
Deferred income taxes	(424)	(25)
Stock-based compensation	1,223	289
Foreign exchange gain	(128)	(342)
Amortization of debt issuance costs	5	—
Amortization of debt discount	124	—
Accretion of investment discount related to CD’s	(120)	—
Change in fair value of derivatives	594	—
Changes in operating assets and liabilities:
Restricted cash	1,090	(99)
Trade accounts receivables	(2,506)	(704)
Inventories	(240)	(1,059)
Other current assets	175	(88)
Other assets	(747)	(16)
Accounts payable and accrued expenses	(1,876)	(961)
Income taxes payable	(194)	138

Net cash provided by operating activities	374	2,631
INVESTING ACTIVITIES
Purchases of property and equipment	(3,455)	(1,171)
Purchase of certificates of deposit	(40,000)	—

Net cash used in investing activities	(43,455)	(1,171)
FINANCING ACTIVITIES
Proceeds from debt	393	304
Repayment of debt, vendor financing and capitalized leases	(18)	(57)
Proceeds from exercise of stock options and warrants	345	1,587

Net cash provided by financing activities	720	1,834
Effect of foreign exchange rate changes on cash and cash equivalents	(11)	255

Net (decrease) increase in cash and cash equivalents	(42,372)	3,549
Cash and cash equivalents at beginning of period	79,258	9,106

Cash and cash equivalents at end of period	$36,886	$12,655

Non-cash financing activities consist of the following:
Acquisition of inventory through vendor financing agreement	$877	$—

The accompanying notes are an integral part of these consolidated condensed financial statements.

CHINDEX INTERNATIONAL, INC.
CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the six months ended September 30, 2008
(in thousands except share data)
(Unaudited)

							Accumulated
					Additional		Other
	Common Stock		Common Stock Class B		Paid In	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Total

Balance at March 31, 2008	13,074,593	$131	1,162,500	$12	$92,586	$(7,551)	$2,210	$87,388

Net income						700		700

Foreign currency translation adjustment							744	744

Comprehensive income								1,444

Stock based compensation					1,223			1,223

Options and warrants exercised and issuance of restricted stock	377,414	4			341			345

Balance at September 30, 2008	13,452,007	$135	1,162,500	$12	$94,150	$(6,851)	$2,954	$90,400

The accompanying notes are an integral part of these consolidated condensed financial statements.

CHINDEX INTERNATIONAL, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
Note 1. BASIS OF PRESENTATION
     The accompanying unaudited consolidated condensed financial statements of Chindex International, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month or the six month period ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year.
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
Revenue Recognition
     The Company earns revenue from providing healthcare services and sales of products. Substantially all revenue in the Healthcare Services division is from providing services and substantially all revenue in the Medical Products division is from the sale of products. See Note 11 for further information on sales and gross profit by division.
     Revenue related to services provided by the Healthcare Services division is net of contractual adjustments or discounts and is recognized in the period services are provided. The Healthcare Services division makes an estimate at the end of the month for certain inpatients who have not completed service. This estimate reflects only the cost of care up to the end of the month.
     Revenue related to the sale of medical equipment, instrumentation and products to customers in China by our Medical Products division is recognized upon product shipment. Revenue from sales to customers in Hong Kong is recognized upon delivery. We provide installation, standard warranty, and training services for certain of our capital equipment and instrumentation sales. These services are viewed as perfunctory to the overall arrangement and are not accounted for separately from the equipment sale. Costs associated with installation, training, after-sale servicing and standard warranty are not significant and are recognized in cost of sales as they are incurred. Sales involving multiple elements are analyzed and recognized under the guidelines of Staff Accounting Bulletin (SAB) SAB 104, “Revenue Recognition” and Emerging Issues Task Force (EITF) Issue 00-21, “Revenue Arrangements with Multiple Deliverables”.

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
Use of Estimates
     The preparation of the consolidated condensed financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated condensed financial statements and the reported amounts of revenue and expenses during the reporting period. Because of the use of estimates inherent in the financial reporting process, actual results could differ from those estimates. Areas in which significant judgments and estimates are used include revenue recognition, fair value of financial instruments, receivable collectibility, inventory obsolescence, accrued expenses, deferred tax valuation allowances and stock-based compensation.
Fair Value Measurements
     On April 1, 2008, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. In February 2008, the FASB released a FASB Staff Position (FSP “FAS 157-2—Effective Date of FASB Statement No. 157”) which delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008.
     SFAS 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, SFAS 157 establishes a three-tier value hierarchy, which prioritizes the inputs used in measuring fair value as follows: (Level 1) observable inputs such as quoted prices in active markets; (Level 2) inputs other than the quoted prices in active markets that are observable either directly or indirectly; and (Level 3) unobservable inputs in which there is little or no market data, which require us to develop our own assumptions. This hierarchy requires us to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. As discussed further in Note 2, “Investments”, the Company invested in certain Certificates of Deposit with embedded derivatives which require fair value measurements and are therefore covered by SFAS 157 provisions.
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
Recent Accounting Pronouncements:
     In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (SFAS 141R). SFAS 141R establishes principles and requirements for how an acquirer in a business combination (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree, (ii) recognizes and measures the goodwill acquired in a business combination or a gain from a bargain purchase, and (iii) determines what information to disclose to enable users of financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R will be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The impact of SFAS 141R on the Company’s consolidated financial statements will depend on the nature and size of acquisitions, if any, subsequent to the effective date.
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
     In June 2008, the FASB ratified EITF Issue No. 07-5, “Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity’s Own Stock” (EITF 07-5). EITF 07-5 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. It also clarifies on the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation. EITF 07-5 is effective for fiscal years beginning after December 15, 2008. The Company is currently assessing the impact, if any, of EITF 07-5 on its consolidated financial statements.
     In June 2008, the FASB issued EITF Issue No. 08-4, “Transition Guidance for Conforming Changes to Issue No. 98-5” (EITF 08-4). The objective of EITF.08-4 is to provide transition guidance for conforming changes made to EITF No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, that result from EITF Issue No. 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments”, and SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. This Issue is effective for financial statements issued for fiscal years ending after December 15, 2008. Early application is permitted. The Company is currently evaluating the impact, if any, of adopting EITF No. 08-4 on its consolidated financial statements.

     In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (FSP EITF 03-6-1). FSP EITF 03-6-1 provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. Upon adoption, a company is required to retrospectively adjust its earnings per share data (including any amounts related to interim periods, summaries of earnings and selected financial data) to conform with the provisions in FSP EITF 03-6-1. The Company’s unvested restricted stock is considered a participating security. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008, including interim periods within those fiscal years. The Company is currently evaluating the impact that FSP EITF 03-6-1 will have, if any, on the consolidated financial statements.
     In September 2008, the FASB issued FSP FAS 133-1 and FIN 45-4, “Disclosures about Credit Derivatives and Certain Guarantees — An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161” (FSP FAS 133-1 and FIN 45-4). FSP FAS 133-1 and FIN 45-4 amend and enhance disclosure requirements for sellers of credit derivatives and financial guarantees. It also clarifies that the disclosure requirements of SFAS No. 161 are effective for quarterly periods beginning after November 15, 2008, and fiscal years that include those periods. FSP FAS 133-1 and FIN 45-4 is effective for reporting periods (annual or interim) ending after November 15, 2008. The implementation of these standards will not have a material impact on our consolidated financial statements.
     In October 2008, the FASB issued FSP 157-3 “Determining the Fair Value of a Financial Asset When the Market That Is Not Active” (FSP 157-3). FSP 157-3 clarified the application of SFAS No. 157 in an inactive market. It demonstrated how the fair value of a financial asset is determined when the market for that financial asset is inactive. FSP 157-3 was effective upon issuance, including prior periods for which consolidated financial statements had not been issued. The implementation of this standard did not have a material impact on our consolidated financial position and results of operations.
Note 2. INVESTMENTS
     On July 14, 2008, the Company invested $40.0 million in three CDs: an Asian Foreign Currency (“FX”) CD, a S&P 500 CD and a Hang Seng China Enterprise Index (“HSCEI”) CD. These CDs bear rates of return that are indexed to various equity indices and foreign currency markets. The FX CD’s return is based on a group of four Asian currencies indexed against the U.S. dollar and is redeemable at the end of one year. The S&P 500 CD’s return is based on the return on the Standard & Poor’s 500 Index and is redeemable at the end of one year. The HSCEI CD’s return is based on the return of the HSCEI index and is redeemable at the end of 18 months. The S&P 500 and HSCEI CDs can have a 0% return if certain index thresholds are reached during the life of the CD. The initial investment for all three securities is guaranteed by the bank provided Chindex does not redeem the CDs prior to maturity.
     In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133), the component of these CDs that represents the variability of the instruments return based upon the performance of an underlying index is considered a derivative and is bifurcated from the remainder of the CD. Accordingly, each investment consists of a CD and a derivative. The CDs are initially recorded at cost less a discount equal to the initial fair value of the derivative portion of the CD. The resulting discounts are accreted over the life of the CD using the effective interest method. The derivative instruments are measured at fair value, in accordance with SFAS 133, at the date of acquisition and are re-measured at each subsequent quarter end with changes in the fair value reflected in the Company’s miscellaneous income (expense) on the accompanying consolidated condensed statements of operations.

     On the date of the investment, the book value of the CDs and fair value of the derivative portion of the instruments were as follows (in thousands):

		Fair Value of	Total
	CD	Derivative	Investment

HSCEI CD	$19,540	$460	$20,000
S&P 500 CD	9,950	50	10,000
FX CD	9,789	211	10,000

Total	$39,279	$721	$40,000

     For the three months ended September 30, 2008 Chindex recognized $120,000 in interest income associated with the accretion of the CD discounts during the quarter. The following table summarizes the Company’s investments (in thousands):

September 30,
2008
Short-term investments:
FX CD	$9,834
S&P 500 CD	9,961

Total short-term investments	$19,795

Long-term investments
HSCEI CD	$19,604

Total long-term investments	$19,604

Total short and long-term investments	$39,399

     During the three months ended September 30, 2008 the HSCEI CD reached the lower threshold whereby in accordance with the provisions of the agreement, there will be no return on the investment. Therefore, Chindex has written down the fair value of the derivative portion of the CD to $0. A loss of $460,000 is included in miscellaneous income (expense) on the accompanying consolidated condensed statements of operations. The fair value of the derivative portion of the FX and S&P 500 CDs declined by $134,000 during the three months ended September 30, 2008 which is included as a component of miscellaneous income (expense) in the accompanying consolidated condensed statements of operations. The derivatives were included in other current assets at September 30, 2008. Subsequent to September 30, 2008, these investments were redeemed. See Note 12, Subsequent Events, for further discussion.
     The following table presents the balances of assets measured at fair value on a recurring basis by level as of September 30, 2008 (in thousands):

		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)

Assets
Equity Indexed Derivative Features	$60	$—	$60	$—
Currency Indexed Derivative Features	67	—	67	—

Total	$127	$—	$127	$—

     The valuations of the derivative portion of the CDs are obtained from a financial institution who determines the value of the options using a Black Scholes model which incorporates index/currency value, volatility and interest rates. The index/currency values are the most significant input and are observable market based inputs which are considered level 1 inputs under SFAS 157. Volatility assumptions are based on implied volatilities of similar securities and would be considered Level 2 inputs under SFAS 157. Interest rate inputs are based on spot rates that could be obtained for like securities on the market and are considered level 2 inputs under SFAS 157. Based on the above, the derivative portion of the CDs are considered level 2 instruments under the SFAS 157 hierarchy as the lowest significant input level is level 2.

Note 3. INVENTORIES, NET
             (in thousands)

	September 30, 2008	March 31, 2008

Inventories, net, consist of the following:
Merchandise inventory, net	$7,493	$6,488
Healthcare services inventory	935	763
Parts and peripherals	2,612	2,545

	$11,040	$9,796

Note 4. PROPERTY AND EQUIPMENT, NET
             (in thousands)

	September 30, 2008	March 31, 2008

Property and equipment, net, consists of the following:
Furniture and equipment	$15,178	$15,030
Vehicles	21	21
Construction in progress	1,931	—
Leasehold improvements	17,938	17,157

	35,068	32,208
Less: accumulated depreciation and amortization	(14,882)	(13,780)

	$20,186	$18,428

     Construction in progress relates to the development of the United Family Healthcare network.

Note 5. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
     The Company’s accrued expenses and other current liabilities balances are (in thousands):

	September 30, 2008	March 31, 2008

Accrued expenses:
Accrued contract expenses	$6,764	$4,939
Accrued expenses — healthcare services	1,418	1,064
Accrued compensation	3,460	4,628
Accrued expenses — other	61	433

	$11,703	$11,064

Other current liabilities:
Accrued other taxes payable — non — income	$777	$713
Accrued interest	—	294
Deferred income	1,295	765
Customer deposits	1,962	1,372
Other current liabilities	1,183	1,192

	$5,217	$4,336

Note 6. DEBT
     The Company’s short-term and long-term debt balances are (in thousands):

	September 30, 2008		March 31, 2008
	Short-term	Long-term	Short-term	Long-term

Vendor financing	$42	$1,590	$82	$800
Line of credit	393	—	—	—
Long-term loan	—	9,516	—	9,163
Convertible notes, net of debt discount	—	12,717	—	12,593

	$435	$23,823	$82	$22,556

Vendor financing
     The Company has a financing agreement with a major vendor whereby the vendor has agreed to provide up to $4,000,000 of long-term (one and one-half years on those transactions that have occurred to date) payment terms on our purchase of certain medical equipment from the vendor under government backed financing program contracts. The arrangement carries an interest component of five percent per annum. At September 30, 2008, the Company had an outstanding long-term debt balance of $1,527,000 and no outstanding short-term debt balance under this agreement. At March 31, 2008, the Company had an outstanding long-term debt balance of $651,000 and no outstanding short-term debt balance under this agreement.
     The Company also has included in its debt at September 30, 2008 and March 31, 2008, $105,000 and $231,000, respectively, under a long-term payment arrangement with a single vendor. At September 30, 2008, $42,000 of this balance is classified as short-term and $63,000 is classified as long-term. At March 31, 2008, $82,000 of this balance was classified as short-term and $149,000 was classified as long-term.

Line of credit
     As of September 30, 2008, there were letters of credit outstanding of an aggregate of $386,000 and we had $393,000 in borrowings outstanding under our $1,750,000 credit facility with M&T Bank. The borrowings under that credit facility bear interest at 1% over the three-month London Interbank Offered Rate (“LIBOR”). At September 30, 2008 the interest rate on this facility was 4.12%. Balances outstanding under the facilities are payable on demand, fully secured and collateralized by government securities acceptable to the Bank having an aggregate fair market value of not less than $1,945,000. At March 31, 2008 there were no letters of credit outstanding and no outstanding balance under this facility.
Long term loan — IFC 2005
     In October 2005, Beijing United Family Hospital and Shanghai United Family Hospital (Borrowers) obtained long-term debt financing under a program with the International Finance Corporation (“IFC”) (a division of the World Bank). As of September 30, 2008, the outstanding balance of this debt was 64,880,000 Chinese Renminbi (current translated value of $9,516,000, see “Foreign Currency Exchange and Impact of Inflation”) and was classified as long-term. At March 31, 2008 the outstanding balance was $9,163,000, classified as long-term.
     The term of the loan is 10 years at an initial interest rate of 6.73% with the Borrowers required to begin making payments into a sinking fund beginning in the fourth year, with the option to extend the beginning of these payments to the fifth year if certain loan covenants have been met. The interest rate will be reduced to 4.23% for any amount of the outstanding loan on deposit in the sinking fund. The loan program also includes certain other covenants which require the borrowers to achieve and maintain specified liquidity and coverage ratios in order to conduct certain business transactions such as pay intercompany management fees or incur additional indebtedness. As of September 30, 2008 the Borrowers were in compliance with these covenants. Chindex International, Inc. guaranteed repayment of this loan. In terms of security, IFC has, among other things, a lien over the equipment owned by the borrowers and over their bank accounts. In addition, IFC has a lien over Chindex bank accounts not already pledged, but not over other Chindex assets.
Convertible Notes — JPM
     On November 7, 2007, the Company entered into a securities purchase agreement with Magenta Magic Limited, a wholly owned subsidiary of J.P. Morgan Chase & Co organized under the laws of the British Virgin Islands (JPM), pursuant to which the Company sold to JPM: (i) 538,793 shares (the “Tranche A Shares”) of the Company’s common stock; (ii) the Company’s Tranche B Convertible Notes due 2017 in the aggregate principal amount of $25 million (the “Tranche B Notes”) and (iii) the Company’s Tranche C Convertible Notes due 2017 in the aggregate principal amount of $15 million (the “Tranche C Notes” and, with the Tranche B Notes, the “Notes”) at a price of $18.56 per Tranche A Share (for an aggregate price of $10 million for the Tranche A Shares) and at face amount for the Notes for a total purchase price of $50 million in gross proceeds (the “JPM Financing”).
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

     The Tranche C Notes have a ten-year maturity, bear no interest of any kind and are convertible at the same conversion price at any time and will be automatically converted upon the completion of two proposed new and/or expanded hospitals in China (the “JV Hospitals”), subject to compliance with certain JPM Financing provisions. Notwithstanding the foregoing, the Notes would be automatically converted after the earlier of 12 months having elapsed following commencement of operations at either of the JV Hospitals or either of the JV Hospitals achieving break-even earnings before interest, taxes, depreciation and amortization for any 12-month period ending on the last day of a fiscal quarter, subject to compliance with certain JPM Financing provisions. As of September 30, 2008 the Tranche C Notes have not been converted into shares of our common stock.
     In connection with the issuance of the Notes, the Company incurred issuance costs of $314,000, which primarily consisted of legal and other professional fees. Of these costs, $61,000 is attributable to the Tranche A shares, $159,000 is attributable to Tranche B Notes which converted in January 2008 and the remaining of $94,000 is attributable to the Tranche C Notes and has been capitalized to be amortized over the life of the Notes. As of September 30, 2008 the unamortized financing cost was $68,000 and is included in other assets in the accompanying interim consolidated condensed balance sheets.
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
     The unamortized debt discount related to the Tranche C Notes, as of September 30, 2008 was $2,283,000. Amortization of the discount was approximately $124,000 for the period ended September 30, 2008. This amount is included as a component of interest expense in the accompanying interim consolidated condensed statements of operations, for the six months ended September 30, 2008.
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
     The IFC Loans would be made directly to one or both of the joint venture entities (the “Joint Ventures”) to be established to undertake the construction, equipping and operation of the proposed healthcare facilities. As of the date of this report, no Joint Venture has been formed. The IFC Loans would bear interest equal to a fixed base rate determined at the time of each disbursement plus 2.75% per annum, with a reduction in the spread first to 2.50% and second to 2.00% per annum upon, in each case, upon the satisfaction of certain conditions, and will mature 9.25 years from the date of first disbursement.
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
     The DEG Loans would be made directly to one or both of the Joint Ventures. The DEG Loans would bear interest equal to a fixed base rate determined at the time of each disbursement plus 2.75% per annum, with a reduction in the spread first to 2.50% and second to 2.00% per annum upon, in each case, the satisfaction of certain conditions, and would mature 9.25 years from the date of first disbursement. As of the date of this report, no Joint Venture has been formed. The obligations under the DEG Facility would be guaranteed by the Company and would be senior and secured, ranking pari passu in seniority with the IFC Facility and sharing pro rata with the IFC in the security interest granted over the Company’s equity interests in the Joint Ventures, the security interests granted over the assets of the Joint Ventures and any proceeds from the enforcement of such security interests.
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
     In connection with the issuance of the IFC and DEG facilities, the Company incurred issuance costs of $1,019,000, which primarily consisted of legal and other professional fees. These issuance costs have been capitalized and will be amortized over the life of the debt. As of September 30, 2008 the balance of the unamortized financing cost was $1,019,000 and is included in other assets in the accompanying interim consolidated condensed balance sheets.
Credit agreement — UCB
     In October 2007 we finalized a $5,000,000 credit agreement with United Commercial Bank, a foreign bank licensed in China for the opening of bid and performance bonds required by the sales contracts in the Medical Products division. The agreements call for 40% cash collateral on deposit for any performance bond issuances and 30% cash collateral on deposit for any bid bond issuances. The credit agreement was signed by our German subsidiary and guaranteed by the Company. As of September 30, 2008, we had no bonds opened under this facility. This credit facility expired in October 2008. As of the date of this report, the facility has not been renewed.
     As of September 30, 2008 we had opened a bond for ¥ 2,000,000 ($293,000) through a bank in Shanghai which is fully secured by cash deposits included in other assets in the accompanying consolidated condensed balance sheets. This bond expires in October 2009.

Repayment Schedule
     The following table sets forth the Company’s debt obligations as of September 30, 2008 (in thousands):

	Total	2009	2010	2011	2012	2013	Thereafter
Vendor financing	$1,632	$42	$1,590	$—	$—	$—	$—
Line of credit	393	393	—	—	—	—	—
Long term loan	9,516	—	951	952	952	1,427	5,234
Convertible notes	15,000	—	—	—	—	—	15,000

Total	$26,541	$435	$2,541	$952	$952	$1,427	$20,234

Note7. TAXES
     We recorded a $251,000 provision for taxes in the three months ended September 30, 2008 and a $1,415,000 provision for taxes in the six months ended September 30, 2008, as compared to a provision for taxes of $843,000 for the three months ended September 30, 2007 and a provision for taxes of $1,251,000 for the six months ended September 30, 2007. The effective tax rate was calculated in accordance with Financial Accounting Standards Board Interpretation 18, “Accounting for Income Taxes in Interim Periods—an interpretation of APB Opinion No. 28”. Our current period tax expense includes the effect of losses in entities for which we cannot recognize a benefit in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes” (SFAS 109) and APB Opinion No. 28, “Interim Financial Reporting” (APB 28), and true-up adjustments related to prior year tax returns and the correction of an error that was not material to prior periods.
     We adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An interpretation of FASB Statement No. 109” (FIN 48) on April 1, 2007. As a result of the implementation of FIN 48, we recognized no material adjustment in the liability for unrecognized income tax benefits.
     We recognize interest and penalties related to uncertain tax positions in income tax expense. As of September 30, 2008 and March 31, 2008, we had no accrued interest related to uncertain tax positions.
     The tax years 2005-2007 remain open to examination by the major taxing jurisdictions to which we are subject.
Note 8. NET EARNINGS PER SHARE
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

     The following is a reconciliation of the numerators and denominators of the basic and diluted Earnings per Share (EPS) computations for net income and other related disclosures:
(in thousands except share and per share data)

	Three months ended September 30,		Six months ended September 30,
	2008	2007	2008	2007
Basic net income per share computation:
Numerator:
Net income	$862	$1,638	$700	$2,448
Denominator:
Weighted average shares outstanding — basic	14,400,655	11,163,020	14,360,758	10,999,713

Net income per common share — basic:	$0.06	$0.15	$0.05	$0.22

Diluted net income per share computation:
Numerator:
Net income	$862	$1,638	$700	$2,448
Denominator:
Weighted average shares outstanding — basic	14,400,655	11,163,020	14,360,758	10,999,713
Effect of dilutive securities:
Shares issuable upon exercise of dilutive outstanding stock options, conversion of convertible debentures, vesting of restricted stock and exercise of warrants:	1,641,672	1,329,751	1,765,250	1,450,528

Weighted average shares outstanding-diluted	16,042,327	12,492,771	16,126,008	12,450,241

Net income per common share — diluted:	$0.05	$0.13	$0.04	$0.20
The share and per share information has been restated after giving retroactive effect to the three-for-two stock split in the form of a stock dividend, which was announced by us on March 18, 2008 and having a record date of April 1, 2008.
     For the three month periods ended September 30, 2008 and 2007, respectively, there were 352,033 and 251,815 shares which were not included in the calculation of diluted net income per share as the effect would have been antidilutive. For the six month periods ended September 30, 2008 and 2007, respectively, there were 224,320 and 219,923 shares which were not included in the calculation of diluted net income per share as the effect would have been antidilutive.
Note 9. STOCKHOLDERS’ EQUITY
Stock-Based Compensation:
     Compensation costs related to equity compensation, including stock options and restricted stock, for the quarter ended September 30, 2008 were $646,000 and for the quarter ended September 30, 2007 were $187,000. Compensation costs related to equity compensation, including stock options and restricted stock, for the six months ended September 30, 2008 were $1,223,000 and for the six months ended September 30, 2007 were $289,000. No amounts relating to the share-based payments have been capitalized in either the recent or prior periods.
     The Company generally grants stock options that vest over a three or four year period to senior, long-term employees. Option awards are granted with an exercise price equal to the market price of the Company’s stock on the date of grant. Stock options have up to 10-year contractual terms.

     The Company calculates grant-date fair values using the Black-Scholes option pricing model. To calculate fair market value, this model utilizes certain information, such as the interest rate on a risk-free security maturing generally at the same time as the expected life of the option being valued and the exercise price of the option being valued. It also requires certain assumptions, such as the expected amount of time the option will be outstanding until it is exercised or it expires and the expected volatility of the Company’s common stock over the expected life of the option. The weighted average fair value for the six months ended September 30, 2008 was $9.34 and for the six months ended September 30, 2007 was $13.70.
     The weighted average assumptions used to determine the value of the options at the grant date for options granted during the six month period ended September 30, 2008 were:

September 30, 2008
Volatility	71.88%
Dividend yield	0.00%
Risk-free interest rate	3.27%
Expected average life	7.0 years
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
     Based on historical experience, the Company assumed a forfeiture rate of 6.00% as of September 30, 2008 and 2007 on both its stock options and restricted stock. The Company will record additional expense if the actual forfeitures are lower than estimated and will record a recovery of prior expense if the actual forfeitures are higher than estimated.
     The following table summarizes the stock option activity during the six month period ended September 30, 2008:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic Value
	Shares	Price	Term (Years)	(in thousands)*
Options outstanding at March 31, 2008	1,309,459	$6.01
Granted	530,050	13.42
Exercised	(37,500)	9.17
Canceled	(3,075)	8.33

Options outstanding at September 30, 2008	1,798,934	$8.13	6.94	$7,231

Options exercisable at September 30, 2008	1,021,195	$4.13	4.95	$7,089

*	The aggregate intrinsic value on this table was calculated based on the positive difference between the closing market price of the Company’s common stock on September 30, 2008 ($10.86) and the exercise price of the underlying options.
     During the six month periods ended September 30, 2008 and 2007, the total intrinsic value of stock options exercised was $266,000 and $5,760,000 respectively. The actual cash received upon exercise of stock options was $345,000 and $1,587,000, respectively. The unamortized fair value of the stock options as of September 30, 2008 was $5,404,000, the majority of which is expected to be expensed over the next three years.

     The total fair value of options vested during the six month periods ended September 30, 2008 and 2007 was $779,000 and $47,000 respectively.
     The following table summarizes activity relating to restricted stock for the six month period ended September 30, 2008:

		Aggregate
	Number of shares	Intrinsic Value of
	underlying	Restricted Stock
	restricted stock	(in thousands)*
Outstanding as of March 31, 2008	121,323
Granted	96,000
Vested	(58,051)
Forfeited	—

Outstanding at September 30, 2008	159,272	$1,730

Expected to vest	149,716	$1,626

*	The aggregate intrinsic value on this table was calculated based on the closing market price of the Company’s common stock on September 30, 2008 ($10.86).
     The weighted average contractual term of the restricted stock, calculated based on the service-based term of each grant, is 2 and 3 years, respectively. As of September 30, 2008 and 2007, the unamortized fair value of the restricted stock was $1,692,000 and $1,729,000 respectively. This unamortized fair value will be recognized over the next three years. Restricted stock is valued at the stock price on the date of grant.
Security Issuances — Warrants Exercised:
     The Company issued warrants in 2004 and 2005 in connection with the sale of common stock. No additional warrants were issued in subsequent years. During the six months ended September 30, 2008 and 2007, there were 157,498 and 27,933 warrants exercised leaving an outstanding balance of 131,425 and 507,428 as of September 30, 2008 and 2007, respectively. These warrants were exercised on a cashless basis. During the six months ended September 30, 2008 and 2007, the exercised warrants had an exercise price of $6.07. As of September 30, 2008 all the outstanding warrants had an exercise price of $6.07 and will expire in March 2010.
Securities Issuances — JPM:
     On November 7, 2007, the Company entered into a securities purchase agreement with Magenta Magic Limited, a wholly owned indirect subsidiary of J.P. Morgan Chase & Co (JPM) pursuant to which the Company sold to JPM, (i) 538,793 shares of Common Stock at a purchase price of $18.56 for a total amount of $10 million, less issuance costs of $61,000 for net proceeds to the Company of $9,939,000, (the “JPM Shares”) and (ii) convertible notes at face value for a total of $40 million. (See Note 6 Debt to the consolidated condensed financial statements for additional information on the convertible notes).
Securities Issuances — IFC:
     On December 10, 2007, the Company entered into a Securities Purchase Agreement with IFC pursuant to which the Company sold to IFC 538,793 shares (the “IFC Shares”) of the Company’s common stock at a price of $18.56 per IFC Share for an aggregate price of $10 million. The transaction was subject to shareholder approval, which was received on January 9, 2008.

Note 10. COMMITMENTS AND CONTINGENCIES
Leases
     The Company leases office space, warehouse space, and space for hospital and clinic operations under operating leases. Future minimum payments under these noncancelable operating leases consist of the following (in thousands):

Six months ending March 31,
2009	$1,720
Year ending March 31:
2010	$2,861
2011	2,224
2012	1,356
2013	1,126
Thereafter	4,457

Net minimum rental commitments	$13,744

     The above leases require the Company to pay certain pass through operating expenses and rental increases based on inflation.
     Rental expense was approximately $1,040,000 and $765,000 for the three months ended September 30, 2008 and 2007, respectively. Rental expense was approximately $2,149,000 and $1,498,000 for the six months ended September 30, 2008 and 2007, respectively.

Note 11. SEGMENT INFORMATION
     The Company operates in two businesses in China: Healthcare Services and Medical Products. The Company evaluates performance and allocates resources based on profit or loss from operations before income taxes, not including foreign exchange gains or losses. The following segment information has been provided per SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (in thousands):

As of September 30, 2008:	Healthcare Services		Medical Products	Total

Assets	$95,172		$43,115	$138,287
For the three months ended September 30, 2008:
Sales and service revenue	$19,069		$19,041	$38,110
Gross Profit	n/a	*	5,854	n/a
Gross Profit %	n/a	*	31%	n/a
Income from operations before foreign exchange	$1,052		$582	$1,634
Foreign exchange gain				14

Income from operations				$1,648
Other (expense), net				(535)

Income before income taxes				$1,113

As of March 31, 2008:	Healthcare Services		Medical Products	Total

Assets	$93,727		$42,252	$135,979
For the three months ended September 30, 2007:
Sales and service revenue	$15,102		$17,550	$32,652
Gross Profit	n/a	*	4,634	n/a
Gross Profit %	n/a	*	26%	n/a
Income from operations before foreign exchange	$2,040		$304	$2,344
Foreign exchange gain				271

Income from operations				$2,615
Other (expense), net				(134)

Income before income taxes				$2,481

As of September 30, 2008:	Healthcare Services		Medical Products	Total

Assets	$95,172		$43,115	$138,287
For the six months ended September 30, 2008:
Sales and service revenue	$38,641		$31,538	$70,179
Gross Profit	n/a	*	8,455	n/a
Gross Profit %	n/a	*	27%	n/a
Income (loss) from operations before foreign exchange	$3,827		$(1,554)	$2,273
Foreign exchange gain				128

Income from operations				$2,401
Other (expense), net				(286)

Income before income taxes				$2,115

As of March 31, 2008:	Healthcare Services		Medical Products	Total

Assets	$93,727		$42,252	$135,979
For the six months ended September 30, 2007:
Sales and service revenue	$30,661		$28,762	$59,423
Gross Profit	n/a	*	7,477	n/a
Gross Profit %	n/a	*	26%	n/a
Income (loss) from operations before foreign exchange	$4,838		$(1,201)	$3,637
Foreign exchange gain				342

Income from operations				$3,979
Other (expense), net				(280)

Income before income taxes				$3,699

*	Gross profit margins are not routinely calculated in the healthcare industry.
Note 12. SUBSEQUENT EVENTS
     Subsequent to September 30, 2008, significant disruptions in the world financial and credit markets continued to negatively affect the Company’s investments in $40 million (original principal value) of Certificates of Deposits linked to various equity indices and foreign currency markets. In addition to the $20 million CD linked to the HSCEI which reached its lower threshold in September 2008, as further described in Note 2, the $10 million CD linked to the S&P 500 index reached its lower threshold in October 2008. As a result, in accordance with the terms of the CD agreements, the Company would receive no return on $30 million of its $40 million of CD investments. The outlook for the potential return on the remaining $10 million CD linked to Asian foreign currencies was also unfavorable. In October 2008, the Company decided to redeem all of these CDs and invest the net proceeds in new CD’s with fixed rates averaging approximately 3.4% with a maturity of 15 months. The Company incurred $1,080,000 in early redemption penalties which will be partially offset on the income statement by the reversal of $554,000 of CD investment discounts previously recorded for a net charge in the third quarter of $526,000. In addition the Company will also expense in the third quarter the derivatives recorded as Other Current Assets at September 30, 2008 of $127,000 that related to the CDs.
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
Critical Accounting Policies
     A summary of critical accounting policies is presented in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” of the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2008.
Results of Operations
Quarter ended September 30, 2008 compared to quarter ended September 30, 2007
     Our revenue for the three months ended September 30, 2008 was $38,110,000, up 17% from the three months ended September 30, 2007 revenue of $32,652,000. We experienced an increase in revenue over the periods of 26% in the Healthcare Services division and an increase in revenue of 9% in the Medical Products division. Costs and expenses were $36,462,000 for the three months ended September 30, 2008 as compared with $30,037,000 for the prior period. The average annualized rate of inflation in China decreased over the three month period to 5.3% compared to 6.1% in the prior period and the RMB continued to appreciate against the USD dollar (see “Foreign Currency Exchange and Impact of Inflation”). Healthcare Services division operating costs increased 38% over the periods and operating costs in the Medical Products division increased by 22%. We recorded income from operations of $1,648,000 for the recent quarter, as compared to income from operations of $2,615,000 for the same quarter last year. We recorded net income of $862,000 for the recent quarter, as compared to net income of $1,638,000 for the same quarter last year. Costs at the parent level of the Company, which have been allocated among the segments as described below, increased $854,000 between the periods, including salaries ($686,000), professional fees ($121,000), office rent ($59,000).

Healthcare Services Division
     The Healthcare Services division operates our network of private healthcare facilities in China. During the three month period ended September 30, 2008 and the same quarter last year, the division consisted of a network of United Family Hospitals and Clinics (UFH) in Beijing and Shanghai. In Beijing, the UFH network included Beijing United Family Hospital and Clinics, and two affiliated free-standing, primary care clinics. In Shanghai, the UFH network included Shanghai United Family Hospital and Clinics and one affiliated, free-standing, primary care clinic. In addition, beginning in April 2008, UFH began a pilot project in the City of Wuxi to assess the business potential of contracted healthcare management services. On September 3rd, 2008, we announced that we had received Joint Commission International (JCI) accreditation at our United Family Healthcare facilities in Shanghai and reaccredidation of our facilities in Beijing.
     The division has begun expansion of the United Family network of private healthcare facilities in China. In addition to existing cash resources, during fiscal 2008 we raised additional capital and established credit facilities in the aggregate amount of approximately $105 million to be used principally toward the development and construction of healthcare facilities in connection with this expansion (see “Liquidity and Capital Resources”). The projects include affiliated clinic operations in Shanghai and Guangzhou and new joint venture hospitals in Guangzhou and Beijing. As of the end of the quarter, the affiliated clinic project in Guangzhou was substantially complete. We announced the opening of the facility, The Guangzhou United Family Health Center, on October 6th, 2008. The proposed Shanghai Pudong District clinic has encountered delays due to zoning restrictions imposed by the Chinese government. At the end of the current period, we decided to abandon the initial site and to relocate the clinic rather than challenge the zoning restrictions. As a result, we incurred certain project cost during the period, and now expect the opening of the clinic facility in early fiscal 2010. The joint venture hospitals in both Guangzhou and Beijing were in early development phase. During the period ended September 30, 2008, the development expenses for these projects were $645,000, in addition, to date we have recognized $1,931,000 in construction in progress related to work on the projects.
     For the three months ended September 30, 2008, revenue from the division was $19,069,000, an increase of 26% over the three months ended September 30, 2007 revenue of $15,102,000 (for information on how the timing of our revenues may be affected by seasonality and other fluctuations, see “ Timing of Revenues “). The increased revenue is attributable to growth in both inpatient and outpatient services provided in the Beijing and Shanghai markets, but was less than expected. Revenue growth was negatively impacted during the period due to a number of factors, including disruptions in travel and tourism related to China’s Olympic preparations, which included difficulty in obtaining visas to enter the country for both tourists and business travelers. Total Healthcare Services operating costs increased over the periods by 38%, to $18,017,000 from $13,062,000. Salaries for the division increased by $2,773,000 over the periods (representing 51% of division revenue in the recent period and 46% of revenue in the prior period). This increase was due to the renewal of multi-year physician contracts coming up in an inflationary environment and the hiring of new personnel to meet the demand for expected continuing increases in services in both the Beijing and Shanghai facilities, as well as pre-opening staffing for the Guangzhou clinic which opened in October 2008. Other costs increased $2,182,000 over the periods, primarily due to cost increases related to the additional excise taxes ($480,000), increase in direct patient care services ($420,000), increase in cost allocated from the parent company ($354,000), the Pudong clinic project ($332,000), office rent ($189,000) and depreciation expense ($113,000). The Healthcare Services division had income from operations before foreign exchange gains of $1,052,000 for the three months ended September 30, 2008, compared with income from operations before foreign exchange gains of $2,040,000 in the prior period. In the current period, the impact of exchange rate fluctuations between the periods had a positive impact on income from operations of approximately $183,000.

        .
Medical Products Division
     The Medical Products division markets, distributes and sells select medical capital equipment, instrumentation and other medical products for use in hospitals in China and Hong Kong on the basis of both exclusive and non-exclusive agreements with the manufacturers of these products.
     In the three months ended September 30, 2008, this division had revenue of $19,041,000, a 9% increase from revenue of $17,550,000 for the three months ended September 30, 2007. Revenues during the period included approximately $4,600,000 in shipments of robotic surgical systems. Revenues in the division are normally impacted by factors such as credit availability to our customers and other factors as outlined in “Timing of Revenues”. During the period, we experienced continuing disruption to business operations as a result of the May 2008 earthquake in Sichuan Province in southwestern China. In the weeks since June 30, 2008, we experienced recovery in markets other than southwestern China and the stabilization of the market situation following the close of the Olympics toward the end of the current period. During the Olympics period, movement of freight through the transportation hubs of Beijing and Shanghai was restricted and our second quarter results were negatively impacted as a result, as the majority of our shipments transit through these customs ports.
     While we continued to be impacted by delays in Chinese Government approval of product registrations during the quarter, on July 2, 2008, we were pleased to announce receipt of important product registration approvals. These approvals coupled with back-loaded demand for products resulting from the earthquake disruptions resulted in improved performance in the division in the second quarter compared to the first quarter results. We believe that these factors coupled with the delivery of recently announced major contracts and our current government backed loan contracts will result in significantly improved performance in the second half of this fiscal year.
     Gross profit for the Medical Products division increased to $5,854,000 from $4,634,000 over the periods. As a percentage of revenue, gross profit from the Medical Products division increased to 31% during the recent period from 26% during the same period last year. The gross profit margin in the current period was above historical averages due to higher margins on certain contract shipments which accounted for a significant portion of total division revenue in the period.
     Expenses for the Medical Products division increased to $5,272,000 from $4,330,000 over the periods and, as a percentage of division revenue, increased to 28% from 25% over the periods. In addition, increased expenses during the period were a result of increased sales activity in advance of expected greater increases in sales which were not realized to the expected levels due to the negative factors in the marketplace as discussed above. Salaries for the division increased by $273,000 over the periods. The other costs for the division increased $670,000 over the periods, primarily due to increased costs allocated from the parent company ($493,000) and travel expenses ($136,000). The division had income from operations before foreign exchange gains of $582,000 in the recent period, compared with income from operations before foreign exchange gains of $304,000 in the prior period. In the current period, the impact of exchange rate fluctuations between the periods had a negative impact on income from operations of proximately $208,000.
Other Income and Expenses
     Interest expense during the recent quarter was incurred on the short-term portion of debt ($435,000), short-term portion of capitalized leases ($36,000), long-term debt ($23,823,000) and long-term capitalized leases ($5,000), totaling $253,000. Interest expense of $187,000 was recorded in the same quarter of the prior year.
     Interest income during the recent quarter and prior period was $321,000 and $74,000 respectively, due to higher cash balances in the current period.
     Miscellaneous expense during the recent quarter and prior period was $603,000 and $21,000 respectively. During the current period, we recorded a loss of $594,000 for the change in the fair value of derivatives related to our short-term and noncurrent investments (see “Liquidity and Capital Resources”).

Taxes
     The Company has estimated its annual effective tax rate for the full fiscal year 2009 and applied that rate to its income before income taxes in determining its provision for income taxes for the six months ended September 30, 2008 in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes” (SFAS 109) and APB Opinions No. 28, “Interim Financial Reporting” (APB 28). The Company also records discrete items in each respective period as appropriate. In determining the Company’s provision for income taxes, net deferred tax assets, liabilities, valuation allowances, and uncertain tax positions, management is required to make judgments and estimates related to projections of domestic and foreign profitability, the timing and extent of the utilization of loss carryforwards, applicable tax rates, transfer pricing methods, expected tax authority positions on audit, and prudent and feasible tax planning strategies. Judgments and estimates related to the Company’s projections and assumptions are inherently uncertain and therefore, actual results could differ materially from projections.
     For the three months ended September 30, 2008 and 2007, the Company’s consolidated annualized effective tax rate from operations was 22.6% and 34.0%, respectively. The Company’s effective tax rate from operations decreased during the three months ended September 30, 2008 due primarily to the decrease of the statutory tax rate in China and a change in estimate regarding the realization of deferred tax assets generated during FY 2009 by certain entities that are establishing new clinics and hospitals in China.
Six months ended September 30, 2008 compared to six months ended September 30, 2007
     Our revenue for the six months ended September 30, 2008 was $70,179,000, up 18% from the six months ended September 30, 2007 revenue of $59,423,000. We experienced an increase in revenue over the periods of 26% in the Healthcare Services division and an increase in revenue of 10% in the Medical Products division. Costs and expenses were $67,778,000 for the six months ended September 30, 2008 as compared with $55,444,000 for the prior period. The average rate of inflation in China increased over the six month to 6.5% compare to 4.8% in the prior period and the RMB continued to appreciate against the USD dollar (see “Foreign Currency Exchange and Impact of Inflation”). Healthcare Services division operating costs increased 35% over the periods and operating costs in the Medical Products division increased by 15%. We recorded income from operations of $2,401,000 for the recent period, as compared to income from operations of $3,979,000 for the same period last year. We recorded net income of $700,000 for the recent period, as compared to net income of $2,448,000 for the same period last year. Costs at the parent level of the Company, which have been allocated among the segments as described below, increased $1,633,000 between the periods, including salaries ($1,052,000), professional fees ($181,000), bank service fee ($177,000), excise taxes ($91,000) and office rent ($85,000).
Healthcare Services Division
     The Healthcare Services division operates our network of private healthcare facilities in China. During the six month period ended September 30, 2008 and the same period last year, the division consisted of a network of United Family Hospitals and Clinics (UFH) in Beijing and Shanghai. In Beijing, the UFH network included Beijing United Family Hospital and Clinics, and two affiliated free-standing, primary care clinics. In Shanghai, the UFH network included Shanghai United Family Hospital and Clinics and one affiliated, free-standing, primary care clinic. In addition, beginning in April 2008, UFH began a pilot project in the City of Wuxi to assess the business potential of contracted healthcare management services. On September 3rd, 2008, we announced that we had received Joint Commission International (JCI) accreditation at our United Family Healthcare facilities in Shanghai and reaccredidation of our facilities in Beijing.

     The division has begun expansion of the United Family network of private healthcare facilities in China. In addition to existing cash resources, during fiscal 2008 we raised additional capital and established credit facilities in the aggregate amount of approximately $105 million to be used principally toward the development and construction of healthcare facilities in connection with this expansion (see “Liquidity and Capital Resources”). The projects include affiliated clinic operations in Shanghai and Guangzhou and new joint venture hospitals in Guangzhou and Beijing. As of the end of the six months period, the affiliated clinic project in Guangzhou was substantially complete. We announced the opening of the facility, The Guangzhou United Family Health Center, on October 6th, 2008. The proposed Shanghai Pudong District clinic has encountered delays due to zoning restrictions imposed by the Chinese government. At the end of the current period, we decided to abandon the initial site and to relocate the clinic rather than challenge the zoning restrictions. As a result, we incurred certain project cost during the period, and now expect the opening of the clinic facility in early fiscal 2010. The joint venture hospitals in both Guangzhou and Beijing were in the early development phase. During the period ended September 30, 2008, the development expenses for these projects were $725,000, in addition, to date we have recognized $1,931,000 in construction in progress related to work on the projects.
     For the six months ended September 30, 2008, revenue from the division was $38,641,000, an increase of 26% over the six months ended September 30, 2007 revenue of $30,661,000 (for information on how the timing of our revenues may be affected by seasonality and other fluctuations, see “Timing of Revenues”). The increased revenue is attributable to growth in both inpatient and outpatient services provided in the Beijing and Shanghai markets, but was less than expected. Revenue growth was negatively impacted during the period due to a number of factors, including disruptions in travel and tourism related to China’s Olympic preparations, which included difficulty in obtaining visas to enter the country for both tourists and business travelers; a generally light flu-season, which occurs in March and April in China, which resulted in lower than expected patient acuity levels, and an institutional focus on Joint Commission accreditation preparation. Total Healthcare Services operating costs increased over the periods by 35%, to $34,814,000 from $25,823,000. Salaries for the division increased by $4,839,000 over the periods (representing 48% of division revenue in the recent period and 45% of revenue in the prior period). This increase was due to the renewal of multi-year physician contracts coming up in an inflationary environment and the hiring of new personnel to meet the demand for expected continuing increases in services in both the Beijing and Shanghai facilities, as well as pre-opening staffing for the Guangzhou clinic which opened in October 2008. Other costs increased $4,152,000 over the periods, primarily due to increases in additional excise taxes ($948,000), direct patient care expenses ($817,000), cost allocated from the parent company ($570,000), office rent ($496,000), cost related to the Pudong clinic project ($332,000), depreciation ($209,000), travel expenses ($131,000), utilities ($130,000) and office supplies ($121,000). The Healthcare Services division had income from operations before foreign exchange gains of $3,827,000 in the six months ended September 30, 2008, compared with income from operations before foreign exchange gains of $4,838,000 in the prior period. In the current period, the impact of exchange rate fluctuations between the periods had a positive impact on income from operations of approximately $501,000.
Medical Products Division
     The Medical Products division markets, distributes and sells select medical capital equipment, instrumentation and other medical products for use in hospitals in China and Hong Kong on the basis of both exclusive and non-exclusive agreements with the manufacturers of these products.
     In the six months ended September 30, 2008, this division had revenue of $31,538,000, a 10% increase from revenue of $28,762,000 for the six months ended September 30, 2007. Revenues during the period included approximately $2,000,000 in shipments under a U.S. Export-Import Bank-financed contract and approximately $4,600,000 in shipments of robotic surgical systems. Revenues in the division are normally impacted by factors such as credit availability to our customers and other factors as outlined in “Timing of Revenues”. During the first quarter, we experienced significant disruption to business operations as a result of the May 12, 2008 earthquake in the Sichuan Province in southwestern China. This disruption was due to the national disaster relief response from the healthcare sector nationwide. Chindex directly participated in the disaster relief efforts through donations of supplies and relief workers provided from the Company’s United Family Healthcare system. This natural disaster resulted in a virtual standstill of business operations in the southwest markets over the period. In the markets outside of the direct disaster zone, we also experienced a significant drop off in order flow and tender processing over the period. In the weeks since June 30, 2008, we experienced recovery in markets other than southwestern China and the stabilization of the market situation following the close of the Olympics toward the end of the current period. During the Olympics period, movement of freight through the transportation hubs of Beijing and Shanghai was restricted and our second quarter results were negatively impacted as a result, as the majority of our shipments transit through these customs ports.

     While we continued to be impacted by delays in Chinese Government approval of product registrations during the period, on July 2, 2008, we were pleased to announce receipt of important product registration approvals. These approvals coupled with back-loaded demand for products resulting from the earthquake disruptions resulted in improved performance in the division in the period compared to the prior period. We believe that these factors coupled with the delivery of recently announced major contracts and our current government backed loan contracts will result in significantly improved performance in the second half of this fiscal year.
     Gross profit for the Medical Products division increased to $8,455,000 from $7,477,000 over the periods. As a percentage of revenue, gross profit from the Medical Products division increased to 27% during the recent period from 26% during the same period last year.
     Expenses for the Medical Products division increased to $10,009,000 from $8,678,000 over the periods and, as a percentage of division revenue, increased to 32% from 30% over the periods. In addition, increased expenses during the period were a result of increased sales activity in advance of expected greater increases in sales which were not realized to the expected levels due to the disruption in the marketplace as discussed above. Salaries for the division decreased by $50,000 over the periods. The other costs for the division increased $1,381,000 over the periods, primarily due to increased costs allocated from the parent company ($1,072,000) and travel expenses ($224,000). The division had a loss from operations before foreign exchange gains of $1,554,000 in the recent period, compared with a loss from operations before foreign exchange gains of $1,201,000 in the prior period. In the current period, the impact of exchange rate fluctuations between the periods had a negative impact on income from operations of approximately $527,000.
Other Income and Expenses
     Interest expense during the recent six month period was incurred on the current portion of debt ($435,000), current portion of capitalized leases ($36,000), long-term debt ($23,823,000) and long-term capitalized leases ($5,000), totaling $479,000. Interest expense of $374,000 was recorded in the same period of the prior year.
     Interest income during the six month period and prior year period was $789,000 and $141,000 respectively, due to higher cash balances in the current period.
     Miscellaneous expense during the current six month period and prior six month period was $596,000 and $47,000 respectively. During the current year period, we recorded a loss of $594,000 for the change in the fair value of derivatives related to our short-term and long-term investments (see “Liquidity and Capital Resources”).
Taxes
     The Company has estimated its annual effective tax rate for the full fiscal year 2009 and applied that rate to its income before income taxes in determining its provision for income taxes for the six months ended September 30, 2008 in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes” (SFAS 109) and APB Opinions No. 28, “Interim Financial Reporting” (APB 28). The Company also records discrete items in each respective period as appropriate. In determining the Company’s provision for income taxes, net deferred tax assets, liabilities, valuation allowances, and uncertain tax positions, management is required to make judgments and estimates related to projections of domestic and foreign profitability, the timing and extent of the utilization of loss carryforwards, applicable tax rates, transfer pricing methods, expected tax authority positions on audit, and prudent and feasible tax planning strategies. Judgments and estimates related to the Company’s projections and assumptions are inherently uncertain and therefore, actual results could differ materially from projections.
     For the six months ended September 30, 2008 and 2007, the Company’s consolidated annualized effective tax rate from operations was 66.9% and 33.8%, respectively. The Company’s effective tax rate from operations increased during the six months ended September 30, 2008 due primarily to the correction of an error in the first quarter that was not material to prior periods and higher pretax losses in certain jurisdictions with no related income tax benefit, as the Company currently lacks evidence that the loss carryforwards in those jurisdictions will be able to be used prior to their expiration.

LIQUIDITY AND CAPITAL RESOURCES
     As of September 30, 2008, our cash and cash equivalents and restricted cash, certificates of deposits included in short and long term investments, trade accounts receivable and inventories were $36,926,000, $39,399,000, $23,502,000 and $11,040,000, respectively, as compared to $80,381,000, $0, $21,183,000 and $9,796,000, respectively, as of March 31, 2008.
     As of the end of fiscal 2008, we had entered into a series of equity and debt financings, as described below, that provide for $105 million in total financing. Pursuant to these financings, as of September 2008 we had received a total of $60 million in cash. The principal purpose of the financings is to provide funds for the expansion of our healthcare system in China, including two joint venture hospitals. Additional details of these financings may be found in Notes 6 and 9 to the accompanying consolidated condensed financial statements.
     On November 7, 2007, we entered into a securities purchase agreement with Magenta Magic Limited, a wholly owned subsidiary of J.P. Morgan Chase & Co (JPM), pursuant to which we sold to JPM: (i) 538,793 shares (the “Tranche A Shares”) of common stock for an aggregate purchase price of $10 million or the subscription price of $18.56 per share, (ii) our Tranche B Convertible Notes due 2017 in the aggregate principal amount of $25 million, which were converted into 1,346,984 shares of our common stock, and (iii) our Tranche C Convertible Notes due 2017 in the aggregate principal amount of $15 million (the “Tranche C Notes”) for a total purchase price of $50 million in gross proceeds. The Tranche C Notes have a ten-year maturity, do not bear interest of any kind and are convertible to common stock at the subscription price at any time by JPM or are mandatorily converted at the subscription price to common stock upon certain project-related events.
     On December 10, 2007, we entered into a securities purchase agreement with the International Finance Corporation (a division of the World Bank) (IFC), pursuant to which we sold to IFC 538,793 shares of common stock for an aggregate purchase price of $10 million or the subscription price of $18.56 per share. The closing of the sale of common stock pursuant to the IFC securities purchase agreement occurred on January 11, 2008 at which time we received $10 million in cash. In addition, on December 10, 2007, we entered into a loan agreement with IFC that provides for loans in the aggregate amount of $25 million directly to our future healthcare joint ventures in China (the “IFC Loans”). The term of the IFC Loans would be 9.25 years and would bear interest equal to a fixed base rate determined at the time of each disbursement of LIBOR plus 2.75% per annum. The interest rate may be reduced to LIBOR plus 2.0% upon the satisfaction of certain conditions. The loans would include certain other covenants that require the borrowers to achieve and maintain specified liquidity and coverage ratios in order to conduct certain business transactions such as pay intercompany management fees or incur additional indebtedness. The obligation of each borrowing joint venture under the IFC Loans would be guaranteed by the Company. In terms of security, IFC would have, among other things, a pledge of the Company’s equity interest in the borrowing joint ventures and a lien over the equipment owned by the borrowing joint ventures, as well as a lien over their bank accounts. There were no amounts outstanding under any IFC Loans as of the date of this report.
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

     In October 2005, BJU and SHU obtained long-term debt financing under a program with the IFC. As of September 30, 2008, the outstanding balance of this debt was 64,880,000 Chinese Renminbi (current translated value of $9,516,000) and was classified as long-term. At March 31, 2008 the outstanding balance was $9,163,000, classified as long-term. The term of the loan is 10 years at an initial interest rate of 6.73% with the borrowers required to begin making payments into a sinking fund beginning in the fourth year, with the option to extend the beginning of these payments to the fifth year if certain loan covenants have been met. The interest rate will be reduced to 4.23% for any amount of the outstanding loan on deposit in the sinking fund. The loan program also includes certain other covenants which require the borrowers to achieve and maintain specified liquidity and coverage ratios in order to conduct certain business transactions such as pay intercompany management fees or incur additional indebtedness. The Company guaranteed repayment of this loan in the full amount of the indebtedness should the borrowers default as defined in the loan agreement. In terms of security, IFC has, among other things, a lien over the equipment owned by the borrowers and over their bank accounts. In addition, IFC has a lien over the Company’s accounts not already pledged, but not over other Company’s assets.
     As of September 30, 2008, there were letters of credit outstanding of an aggregate of $386,000 and we had $393,000 in borrowings outstanding under our $1,750,000 credit facility with M&T Bank. The borrowings under that credit facility bear interest at 1.00% over the three-month LIBOR rate. At September 30, 2008 the interest rate on this facility was 4.12%. Balances outstanding under the facilities are payable on demand, fully secured and collateralized by government securities acceptable to the bank having an aggregate fair market value of not less than $1,945,000. At March 31, 2008 there were no letters of credit outstanding and no outstanding balance under this facility.
     In October 2007 we finalized a $5,000,000 credit agreement with United Commercial Bank, a foreign bank licensed in China for the opening of bid and performance bonds required by the sales contracts in the Medical Products division. The agreements call for 40% cash collateral on deposit for any performance bond issuances and 30% cash collateral on deposit for any bid bond issuances. The credit agreement was signed by our German subsidiary and guaranteed by the Company. As of September 30, 2008, there were no bonds outstanding under this credit agreement. This credit facility expired in October, 2008. As of the date of this report, the facility has not been renewed.
     As of September 30, 2008 we had opened a bond for ¥ 2,000,000 ($293,000) through a bank in Shanghai which is fully secured by cash deposits included in other assets in the accompanying consolidated condensed balance sheets. This bond expires in October 2009.
     We have an agreement with a major vendor whereby the vendor has agreed to provide up to $4,000,000 of long-term (one and one-half years on those transactions that have occurred to date) payment terms on our purchase of certain medical equipment from the vendor under government backed financing program contracts. The arrangement carries an interest component of five percent per annum. At September 30, 2008, the Company had an outstanding long-term debt balance of $1,527,000 and no outstanding short-term debt balance under this agreement. At March 31, 2008, the Company had an outstanding long-term debt balance of $651,000 and no outstanding short-term debt balance under this agreement.
     The Company also has included in debt at September 30, 2008 and March 31, 2008, $105,000 and $231,000, respectively, under a long-term payment arrangement with a single vendor. At September 30, 2008, $42,000 of this balance is classified as short-term and $63,000 is classified as long-term. At March 31, 2008 $82,000 of this balance was classified as short-term and $149,000 was classified as long-term.
     On July 14, 2008, the Company invested $40.0 million in a series of Certificates of Deposit (CDs) with variable rates of return with Hong Kong-Shanghai Bank Corporation (HSBC). During the period, significant disruptions in the world financial and credit markets negatively affected these investments which were linked to various equity indices and foreign currency markets. Two of the three CD’s, representing $30 million of the $40 million, reached their lower threshold and as a result, in accordance with the terms of the CD agreements, the Company would receive no return on those CD investments. The outlook for the potential return on the remaining $10 million CD was also unfavorable. In October 2008, the Company decided to redeem all of these CDs and invest the net proceeds in new CD’s with fixed rates averaging approximately 3.4% with a maturity of 15 months. The Company incurred $1,080,000 in early redemption penalties which will be partially offset on the income statement by the reversal of $554,000 of CD investment discounts previously recorded for a net charge in the third quarter of $526,000. In addition the Company will also expense in the third quarter the derivatives recorded as Other Current Assets at September 30, 2008 of $127,000 that related to the CDs.

     In the weeks prior to the filing of this report there have been significant disruptions in the world financial and credit markets which have been prolifically reported in the media. We do not expect significant negative impacts to operating activities as a result of these events. We have taken steps to ensure the security of our cash holdings through deposits with highly liquid, global banking institutions and government backed insurance programs in the United States and elsewhere. Our expected investment returns have been negatively impacted due to the drop in various Asian markets which has and will limit the amount of interest income earned over the life of these investments. However, in accordance with our investment policy, all investments are 100% principal guaranteed when held to maturity. As discussed above we have taken steps to maximize our return on these assets over the near term. Our daily operations in the Healthcare Services division generate operating cash flows and are not dependent upon credit availability. The UFH development projects to establish and build hospitals in China are fully funded with existing cash and credit facilities as described above. Our Medical Products division is somewhat dependent upon credit availability for the opening of bid and performance bonds and the extension of credit terms to our Chinese customers through our government backed financing packages. As of the filing of this report we have not experienced a slowdown in business, however we expect possible delays in renewal of existing credit facilities as they expire (for example the UCB facility described above) and delays in approvals of new credit facilities similar in nature to the UCB facility (see “Risk Factors”). Should we experience a lack of sufficient credit availability it may result in delays of contract execution where substantial collateral to support required performance bonds would be required.
     Over the next twelve months we anticipate capital expenditures related to the maintenance and expansion of our existing business operations to total approximately $13.1 million. Our Healthcare Services division intends to finance approximately $11.9 million in capital development projects, including upgrades to its IT systems, expansions of existing facilities, including the satellite clinics in Beijing, and the design, construction and opening of a second satellite clinic in the Pudong district of Shanghai. These expansions will be funded through corporate capital reserves, cash flow from operations and limited short-term vendor financing arrangements. Our Medical Products division intends to finance approximately $1.1 million in capital expenditures for market expansion programs, including investment in equipment seeding programs and demonstration units under the vendor financing arrangement discussed above, from cash flows from operations and corporate capital reserves. In addition we intend to finance certain corporate expenditures of approximately $100,000 for information systems development through cash flows from operations, additional bank loans to the extent available and corporate capital reserves. There can be no assurances that any of the foregoing projects will be completed, that the actual costs or timing of the projects will not exceed our expectations or that the foregoing expected sources of financing will be available or sufficient for any proposed capital expenditures.
     In addition to the capital expenditures described above, as noted earlier, during fiscal 2008, we entered into agreements providing for $105 million in financings, the principal purpose of which is to fund expansion of our healthcare system in China. Over the next twelve months, included in the $11.9 million identified above, we anticipate capital expenditures related to these expansions to total approximately $3.3 million, including the design, construction and opening of our first UFH clinic in the southern China metropolis of Guangzhou, initial design and joint venture start-up of a new hospital facility in Guangzhou and initial design and joint venture start-up of a new hospital facility in Beijing. There can be no assurances that any of the foregoing projects will be completed, that the actual costs or timing of the projects will not exceed our expectations or that the foregoing expected sources of financing will be available or sufficient for any proposed capital expenditures.
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

     In the Medical Products division, sales of capital equipment often require protracted sales efforts, long lead times, financing arrangements and other time consuming steps. For example, many end users are required to purchase capital equipment through a formal public tendering process, which often entails an extended period of time before the sale can be completed. Further, in light of the dependence by purchasers of capital equipment on the availability of credit, the timing of sales may depend upon the timing of our or our purchasers’ abilities to arrange for credit sources, including loans from local Chinese banks or financing from international loan programs such as those offered by the U.S. Export-Import Bank and the German KfW Development Bank. In addition, a relatively limited number of orders and shipments may constitute a meaningful percentage of our revenue in any one period.
     As a result of these factors impacting the timing of revenues, our operating results have varied and are expected to continue to vary from period to period and year to year.
FOREIGN CURRENCY EXCHANGE AND IMPACT OF INFLATION
     Because we generate over 73% of our revenue and over 76% of our expenses in Chinese currency, we have foreign currency exchange risk. The Chinese currency (RMB) is not freely traded and is closely controlled by the Chinese Government. The U.S. dollar has experienced volatility in world markets recently. During the six-month period ended September 30, 2008 the RMB strengthened against the U.S. dollar resulting in a cumulative rate change of 2.79% for the year. During the twelve-month period ended September 30, 2008 the RMB strengthened against the U.S. dollar resulting in a cumulative rate change of 9.22% for the year. During the three-month and six-month period ended September 30, 2008, we had exchange gains of $14,000 and $128,000 which are included in general and administrative expenses on our consolidated condensed statements of operations.
     As part of our risk management program, we also perform sensitivity analyses to assess potential changes in revenue, operating results, cash flows and financial position relating to hypothetical movements in currency exchange rates. Our sensitivity analysis of changes in the fair value of the RMB to the US dollar at September 30, 2008, indicated that if the U.S. dollar uniformly increased in value by 10 percent relative to the RMB, then we would have experienced a decrease of 50% net income. Conversely, a 10 percent increase in the value of the RMB relative to the U.S. dollar at September 30, 2008, would have resulted in a 61% increase of net income.
     During the three-month period ended September 30, 2008 the average annualized rate of inflation (CPI) in China was 5.3% and in the United States was 5.5%. During the six-month period ended September 30, 2008 the average annualized rate of inflation (CPI) in China was 6.5% and in the United States was 4.7%.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     As of September 30, 2008 the Company held the majority of its cash and cash equivalents in 100% principal guaranteed short term money market accounts or investments rated one of the two highest rating categories (i.e., “AA” or “AAA” or the equivalent categories for short-term ratings) by two of the five rating agencies currently approved by the Securities and Exchange Commission.
     On July 14, 2008 the Company invested $40 million of its cash and cash equivalents in three Certificates of Deposit maturing over twelve to eighteen months period, which are 100% principal protected if held to maturity and which have rates of return that are subject to fluctuations based on the returns of the S&P 500, Hang Seng China Enterprise Index and a pool of specific Asian currencies. Prior to maturity, the Company will be exposed to certain market risks on the value of the fluctuations in these rates of return (See “Liquidity and Capital Resources”). The Company is also exposed to certain foreign currency exchange risk (See “Foreign Currency Exchange and Impact of Inflation”).

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
     As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable, not absolute, assurance of achieving their control objectives. Our remediation of the material weakness identified in the fourth quarter of fiscal 2008, described below, has been completed. Our Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective as of the end of the period covered by this report.
Changes in Internal Control over Financial Reporting
     As disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2008, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2008. As a result of such evaluation, management identified a material weakness in our internal control over financial reporting as of March 31, 2008. Specifically, management concluded that the Company did not maintain effective controls over the analysis and recording of complex transactions relating to the period of expense with respect to the value of the conversion feature of a recent one-time sale of convertible notes to a single purchaser and the computation of certain share-based compensation awards in fiscal 2008.
     As of the end of the period covered by this report, we had taken the following steps to remediate the material weakness described above. We added personnel to our in-house accounting staff with expertise in the application of compensation related accounting pronouncements and amended our period close procedures to include access to independent consultation on technical accounting treatment with respect to highly complex transactions.
     There were no changes in our internal control over financial reporting during the period ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Global financial upheaval and credit restrictions may have a negative impact on operations.
     In the weeks prior to the filing of this report there have been significant disruptions in the world financial and credit markets which have been prolifically reported in the media. Should there be a catastrophic collapse of the global financial structure we could lose our asset base and may be unable to operate the Company.
     Our cash and investments have been negatively impacted due to the drop in world wide markets, which has and will limit the amount of interest income earned.
     Our Medical Products division is somewhat dependent upon credit availability for the opening of bid and performance bonds and the extension of credit terms to our Chinese customers through our government backed financing packages. We may experience delays in renewal of existing credit facilities as they expire and/or delays in approvals of new credit facilities similar in nature to our existing facilities (see “Liquidity and Capital Resources”). Should we experience a lack of sufficient credit availability it may result in loss of bidding opportunities, delays in contract execution or cancellation of contracts.
ITEM 4. SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS
     The Company’s Annual Meeting of Stockholders was held on September 16, 2008 in Bethesda, Maryland. At such meeting the stockholders of the Company voted on three items and 10,599,586 shares of Common Stock and 1,162,500 shares of Class B Common Stock of the Company were present in person or by proxy, representing 17,574,586 votes, constituting a majority of the 20,331,007 votes that could have been rendered on the matters presented at such meeting on which all shares vote together.
1. The nominees for director were elected based upon the following votes:

	Votes
Director	For	Withheld
Holli Harris	17,169,354	405,232
Carol R. Kaufman	16,893,494	681,092
Roberta Lipson	17,016,736	557,850
A. Kenneth Nilsson	16,731,268	843,318
Lawrence Pemble	16,731,263	843,323
Elyse Beth Silverberg	16,719,163	855,423
Julius Y. Oestreicher	16,909,446	665,140
2. The proposal to approve the amendment to the Company’s certificate of incorporation to adopt a classified board of directors received the following votes:

				Broker
	For	Against	Abstain	Non-Votes
All Votes	8,474,202	5,907,223	19,570	3,173,591

3. The proposal to ratify the appointment of BDO Seidman LLP as independent auditors for the year ending March 31, 2009 received the following votes:

				Broker
	For	Against	Abstain	Non-Votes
All Votes	17,543,441	23,098	8,045	0
ITEM 6. EXHIBITS
The exhibits listed below are filed as a part of this quarterly report:

3.1	Amended and Restated Certificate of Incorporation of the Company dated October 28, 2004. Incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2005.

3.2	Amendment to Certificate of Incorporation dated July 10, 2007. Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on July 10, 2007.

3.3	By-laws of the Company. Incorporated by reference to Annex C to the Company’s Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on September 7, 2002.

3.4	Certificate of Designations of Series A Junior Participating Preferred Stock of Chindex International, Inc. Incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2007.

4.1	Form of Specimen Certificate representing the Registrant’s Common Stock. Incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form SB-2 (No. 33-78446) (The “IPO Registration Statement”).

4.2	Form of Specimen Certificate representing Class B Common Stock. Incorporated by reference to Exhibit 4.3 to the IPO Registration Statement.

4.3	Rights Agreement, dated as of September 7, 2007, between Chindex International, Inc. and American Stock Transfer & Trust Company, as Rights Agent, which includes form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Stock as Exhibit C. Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on September 7, 2007.

4.4	The Company’s 2007 Stock Incentive Plan Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated September 11, 2007.

31.1	Certification of the Company’s Chief Executive Officer Pursuant to Rule 13a-14(a) (filed herewith)

31.2	Certification of the Company’s Chief Financial Officer Pursuant to Rule 13a-14(a) (filed herewith)

31.3	Certification of the Company’s Principal Accounting Officer Pursuant to Rule 13a-14(a) (filed herewith)

32.1	Certification of the Company’s Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 (filed herewith)

32.2	Certification of the Company’s Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 (filed herewith)

32.3	Certification of the Company’s Principal Accounting Officer Pursuant to 18 U.S.C. Section 1350 (filed herewith)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHINDEX INTERNATIONAL, INC.
Dated: November 6, 2008	By:	/s/ Lawrence Pemble
Lawrence Pemble
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Dated: November 6, 2008	By:	/s/ Cheryl Chartier
Cheryl Chartier
Corporate Controller (Principal Accounting Officer)