Form 10-Q
period 2008-12-31
CHINDEX INTERNATIONAL INC
filed 2009-02-09
CIK 922717

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2008
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of each of the issuer’s class of common equity, as of February 5, 2009, was 13,452,007 shares of Common Stock and 1,162,500 shares of Class B Common Stock.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CHINDEX INTERNATIONAL, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(in thousands except share data)
(Unaudited)

	December 31, 2008
	(Unaudited)	March 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$21,669	$79,258
Restricted cash	1,979	1,123
Investments	14,055	—
Trade accounts receivable, less allowance for doubtful accounts of $4,605 and $3,940, respectively
Product sales receivables	16,635	12,098
Patient service receivables	9,103	9,085
Inventories, net	8,117	9,796
Deferred income taxes	2,037	1,656
Other current assets	6,212	3,294

Total current assets	79,807	116,310
Investments	39,144	—
Restricted cash	818	—
Property and equipment, net	20,510	18,428
Noncurrent deferred income taxes	104	—
Other assets	1,758	1,241

Total assets	$142,141	$135,979

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt, current portion of long-term debt and vendor financing	$970	$82
Current portion of capitalized leases	31	36
Accounts payable	8,016	9,938
Accrued expenses	10,481	11,064
Other current liabilities	3,371	3,571
Deferred revenue	3,781	765
Income taxes payable	518	349

Total current liabilities	27,168	25,805
Long-term debt, vendor financing and convertible debentures	22,930	22,556
Long-term portion of capitalized leases	—	22
Long-term deferred tax liability	—	208

Total liabilities	50,098	48,591

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value, 500,000 shares authorized, none issued	—	—
Common stock, $.01 par value, 28,200,000 shares authorized, including 3,200,000 designated Class B:
Common stock - 13,452,007 and 13,074,593 shares issued and outstanding at December 31, 2008 and March 31, 2008, respectively	135	131
Class B stock - 1,162,500 shares issued and outstanding at December 31, 2008 and March 31, 2008, respectively	12	12
Additional paid in capital	94,960	92,586
Accumulated other comprehensive income	2,941	2,210
Accumulated deficit	(6,005)	(7,551)

Total stockholders’ equity	92,043	87,388

Total liabilities and stockholders’ equity	$142,141	$135,979

The accompanying notes are an integral part of these consolidated condensed financial statements.

CHINDEX INTERNATIONAL, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(in thousands except share and per share data)
(Unaudited)

	Three months ended December 31,		Nine months ended December 31,
	2008	2007	2008	2007
Product sales	$21,070	$18,316	$52,607	$47,079
Healthcare services revenue	20,530	17,695	59,171	48,355

Total revenue	41,600	36,011	111,778	95,434

Cost and expenses
Product sales costs	15,493	13,131	38,576	34,417
Healthcare services costs	17,185	13,724	49,586	37,693
Selling and marketing expenses	3,867	3,153	9,590	8,619
General and administrative expenses	3,158	2,069	9,728	6,792

Income from operations	1,897	3,934	4,298	7,913

Other (expenses) and income
Interest expense	(259)	(198)	(738)	(573)
Interest income	527	358	1,316	500
Miscellaneous income (expense) - net	(661)	(124)	(1,257)	(171)

Income before income taxes	1,504	3,970	3,619	7,669
Provision for income taxes	(658)	(76)	(2,073)	(1,328)

Net income	$846	$3,894	$1,546	$6,341

Net income per common share — basic	$0.06	$0.34	$0.11	$0.57

Weighted average shares outstanding — basic	14,455,237	11,583,911	14,395,239	11,195,153

Net income per common share — diluted	$0.05	$0.28	$0.10	$0.49

Weighted average shares outstanding — diluted	15,836,521	14,126,348	16,089,705	13,037,838

The accompanying notes are an integral part of these consolidated condensed financial statements.

CHINDEX INTERNATIONAL, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine months ended December 31,
	2008	2007
OPERATING ACTIVITIES
Net income	$1,546	$6,341
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	2,629	2,572
Inventory write down	678	318
Provision for doubtful accounts	1,206	1,423
Loss on disposal of property and equipment	4	198
Deferred income taxes	(693)	(683)
Stock-based compensation	2,033	721
Foreign exchange gain	(513)	(859)
Amortization of debt issuance costs	7	1
Amortization of debt discount	185	29
Early redemption penalties for variable-return CDs	1,080	—
Noncash interest income on CDs	(224)	—
Changes in operating assets and liabilities:
Current restricted cash	(927)	(33)
Trade accounts receivables	(5,533)	(2,754)
Inventories	2,052	(1,112)
Other current assets	(2,932)	(441)
Other assets	(483)	10
Accounts payable and accrued expenses	835	2,015
Income taxes payable	149	1,468

Net cash provided by operating activities	1,099	9,214
INVESTING ACTIVITIES
Purchases of short-term investments and CDs	(92,975)	—
Purchases of property and equipment	(4,328)	(1,592)
Proceeds from redemption of CD	38,920	—
Noncurrent restricted cash	(818)	—

Net cash used in investing activities	(59,201)	(1,592)
FINANCING ACTIVITIES
Proceeds from debt, vendor financing and convertible debentures	—	31,000
Beneficial conversion feature on convertible debt, net of tax	—	2,138
Debt discount	—	(3,464)
Debt issuance costs	—	(554)
Repayment of debt, vendor financing and capitalized leases	(28)	(1,918)
Proceeds from issuance of common stock	—	9,955
Proceeds from exercise of stock options and warrants	345	1,906

Net cash provided by financing activities	317	39,063
Effect of foreign exchange rate changes on cash and cash equivalents	196	567

Net (decrease) increase in cash and cash equivalents	(57,589)	47,252
Cash and cash equivalents at beginning of period	79,258	9,106

Cash and cash equivalents at end of period	$21,669	$56,358

Non-cash financing activities consist of the following:
Acquisition of inventory through vendor financing agreement	$894	$—

The accompanying notes are an integral part of these consolidated condensed financial statements.

CHINDEX INTERNATIONAL, INC.
CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the nine months ended December 31, 2008
(in thousands except share data)
(Unaudited)

							Accumulated
					Additional		Other
	Common Stock		Common Stock Class B		Paid In	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Total

Balance at March 31, 2008	13,074,593	$131	1,162,500	$12	$92,586	$(7,551)	$2,210	$87,388
Net income						1,546		1,546
Foreign currency translation adjustment							731	731

Comprehensive income								2,277
Stock based compensation					2,033			2,033

Options and warrants exercised and issuance of restricted stock	377,414	4			341			345

Balance at December 31, 2008	13,452,007	$135	1,162,500	$12	$94,960	$(6,005)	$2,941	$92,043

The accompanying notes are an integral part of these consolidated condensed financial statements.

CHINDEX INTERNATIONAL, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
Note 1. BASIS OF PRESENTATION
     The accompanying unaudited consolidated condensed financial statements of Chindex International, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and nine month periods ended December 31, 2008 are not necessarily indicative of the results that may be expected for the year.
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
Revenue Recognition
     The Company earns revenue from providing healthcare services and sales of products. Substantially all revenue in the Healthcare Services division is from providing services and substantially all revenue in the Medical Products division is from the sale of products. See Note 12 for further information on sales and gross profit by division.
     Revenue related to services provided by the Healthcare Services division is net of contractual adjustments or discounts and is recognized in the period services are provided. The Healthcare Services division makes an estimate at the end of the month for certain inpatients who have not completed service. This estimate reflects only the cost of care up to the end of the month.
     Revenue related to the sale of medical equipment, instrumentation and products to customers in China by our Medical Products division is recognized upon product shipment. Revenue from sales to customers in Hong Kong is recognized upon delivery. We provide installation, standard warranty, and training services for certain of our capital equipment and instrumentation sales. These services are viewed as perfunctory to the overall arrangement and are not accounted for separately from the equipment sale. Costs associated with installation, training, after-sale servicing and standard warranty are not significant and are recognized in cost of sales as they are incurred. Sales involving multiple elements are analyzed and recognized in accordance with Emerging Issues Task Force (EITF) Issue 00-21, “Revenue Arrangements with Multiple Deliverables” and Staff Accounting Bulletin (SAB) 104, “Revenue Recognition”.

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
     SFAS 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, SFAS 157 establishes a three-tier value hierarchy, which prioritizes the inputs used in measuring fair value as follows: (Level 1) observable inputs such as quoted prices in active markets; (Level 2) inputs other than the quoted prices in active markets that are observable either directly or indirectly; and (Level 3) unobservable inputs in which there is little or no market data, which require us to develop our own assumptions. This hierarchy requires us to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. As discussed further in Note 2, “Investments”, in July 2008 the Company invested in certain Certificates of Deposit with embedded derivatives which required fair value measurements and were therefore covered by SFAS 157 provisions. These Certificates of Deposit were redeemed in October 2008, and the Company subsequently invested the proceeds in Certificates of Deposit which did not contain embedded derivatives.
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
     In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles “ (SFAS 162), which identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States. The effective date of SFAS 162 is November 15, 2008. The adoption of SFAS 162 did not change the Company’s current practice nor did it have an effect on its results of operations or financial position.
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

     In June 2008, the FASB issued EITF Issue No. 08-4, “Transition Guidance for Conforming Changes to Issue No. 98-5” (EITF 08-4). The objective of EITF 08-4 is to provide transition guidance for conforming changes made to EITF No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, that result from EITF Issue No. 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments”, and SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. This Issue is effective for financial statements issued for fiscal years ending after December 15, 2008. Early application is permitted. The Company is currently evaluating the impact, if any, of adopting EITF No. 08-4 on its consolidated financial statements.
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
     In October 2008, the FASB issued FSP 157-3 “Determining the Fair Value of a Financial Asset When the Market That Is Not Active” (FSP FAS 157-3). FSP 157-3 clarified the application of SFAS No. 157 in an inactive market. It demonstrated how the fair value of a financial asset is determined when the market for that financial asset is inactive. FSP FAS 157-3 was effective upon issuance, including prior periods for which consolidated financial statements had not been issued. The implementation of this standard did not have a material impact on our consolidated financial position and results of operations.
Note 2. INVESTMENTS
     The following table summarizes the Company’s investments, including accrued interest, as of December 31, 2008 (in thousands):

December 31, 2008
Current investments:
Certificates of deposit	$9,581
U.S. Government Agencies	2,046
Corporate bonds	2,428

Total current investments	$14,055

Noncurrent investments:
Certificates of deposit	$39,144

Total noncurrent investments	$39,144

Total current and noncurrent investments	$53,199

     The Company’s short-term investments consist of $9,581,000 of Certificates of Deposit with six and twelve month terms and fixed interest rates 2.25% and 3.64%, respectively issued by large financial institutions in China, as well as available-for-sale securities at fair value of $4,474,000 issued by U.S. government agencies and corporate bonds, all of which mature within one year. The Company’s noncurrent investments of $39,144,000 as of December 31, 2008 consist of a Certificate of Deposit issued by a large international, financial institution, together with accrued interest. The CD has a 15-month term, beginning in October 2008, and earns a fixed interest rate of 3.34%.
     In July 2008, the Company invested $40.0 million in three variable-return CDs: an Asian Foreign Currency (“FX”) CD, a S&P 500 CD and a Hang Seng China Enterprise Index (“HSCEI”) CD. These CDs bore rates of return that were indexed to various equity indices and foreign currency markets. The FX CD’s return was based on a group of four Asian currencies indexed against the U.S. dollar and was redeemable at the end of one year. The S&P 500 CD’s return was based on the return on the Standard & Poor’s 500 Index and was redeemable at the end of one year. The HSCEI CD’s return was based on the return of the HSCEI index and was redeemable at the end of 18 months. The S&P 500 and HSCEI CDs could have a 0% return if certain index thresholds were reached during the life of the CD.
     In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133), the component of these CDs that represents the variability of the instruments return based upon the performance of an underlying index was considered a derivative and accordingly was bifurcated from the remainder of the CD. Accordingly, each investment consisted of a CD and a derivative. The CDs were initially recorded at cost less a discount equal to the initial fair value of the derivative portion of the CD. The resulting discounts were to be accreted over the expected life of the CD using the effective interest method. The derivative instruments were measured at fair value, in accordance with SFAS 133, at the date of acquisition and would be re-measured at each subsequent quarter end with changes in the fair value reflected in the Company’s miscellaneous income (expense) in the accompanying consolidated condensed statements of operations. The valuations of the derivative portion of the CDs were obtained from a financial institution which determined the value of the options using a Black Scholes model which incorporated index/currency value, volatility and interest rates.
     On the date of the investment, the book value of the CDs and fair value of the derivative portion of the instruments were as follows (in thousands):

		Fair Value of
	CD	Derivative	Total Investment

HSCEI CD	$19,540	$460	$20,000
S&P 500 CD	9,950	50	10,000
FX CD	9,789	211	10,000

Total	$39,279	$721	$40,000

     Significant disruptions in the world financial and credit markets in September and October 2008 negatively affected the Company’s investments in the variable-return CDs. In September 2008, the HSCEI CD reached the lower threshold whereby in accordance with the provisions of the agreement, there would be no return on the investment. In October 2008, the $10 million CD linked to the S&P 500 index also reached its lower threshold As a result, in accordance with the terms of the CD agreements, the Company would receive no return on $30 million of its $40 million of CD investments. The outlook for the potential return on the remaining $10 million CD linked to Asian foreign currencies was also unfavorable. In October 2008, the Company decided to redeem all of these variable-return CDs and invest the net proceeds in a new CD with a fixed rate of 3.34% and a maturity of 15 months.

     During the three months ended December 31, 2008, the Company recorded interest income of $47,000 for accretion of the discount on the CDs and also recorded total miscellaneous expense of $653,000, consisting of an expense for $1,080,000 in penalties in connection with the early redemption of the CDs, an expense of $127,000 to write off the remaining balance of the derivatives related to the CDs recorded in Other Current Assets, less a benefit in the statements of operations for the reversal of $554,000 of unrecognized CD investment discounts previously recorded. During the nine months ended December 31, 2008, the Company recorded interest income of $167,000 for accretion of the discount on the CDs and also recorded total miscellaneous expense of $1,247,000, consisting of an expense for $1,080,000 in penalties in connection with the early redemption of the CDs, an expense of $721,000 to write off the derivatives related to the CDs recorded in Other Current Assets, less a benefit for the reversal of $554,000 of unrecognized CD investment discounts previously recorded.
     The following table presents the balances of assets measured at fair value on a recurring basis by level as of December 31, 2008 (in thousands):

		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)

Assets
U.S. Government Agencies	$2,046	$2,046	$—	$—
Corporate bonds	2,428	—	2,428	—

Total	$4,474	$2,046	$2,428	$—

The valuations of the investment securities are obtained from a financial institution that trades in similar securities.
Note 3. INVENTORIES, NET
     (in thousands)

	December 31, 2008	March 31, 2008

Inventories, net, consist of the following:
Merchandise inventory, net	$4,858	$6,488
Healthcare services inventory	867	763
Parts, net	2,392	2,545

	$8,117	$9,796

Note 4. PROPERTY AND EQUIPMENT, NET
     (in thousands)

	December 31, 2008	March 31, 2008

Property and equipment, net, consists of the following:
Furniture and equipment	$17,569	$15,030
Vehicles	21	21
Construction in progress	188	—
Leasehold improvements	19,286	17,157

	37,064	32,208
Less: accumulated depreciation and amortization	(16,554)	(13,780)

	$20,510	$18,428

     Construction in progress relates to the development of the United Family Healthcare network of private hospitals and health clinics in China.
Note 5. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
     The Company’s accrued expenses and other current liabilities balances are (in thousands):

	December 31, 2008	March 31, 2008

Accrued expenses:
Accrued contract expenses	$5,394	$4,939
Accrued expenses- healthcare services	1,376	1,064
Accrued compensation	3,637	4,628
Accrued expenses- other	74	433

	$10,481	$11,064

Other current liabilities:
Accrued other taxes payable- non- income	$719	$713
Accrued interest	119	294
Customer deposits	1,396	1,372
Other current liabilities	1,137	1,192

	$3,371	$3,571

Note 6. DEFERRED REVENUE
     From time to time, the Company assists its customers where possible in obtaining product financing from development banks, such as the U.S. Export-Import Bank and KfW Development Bank in Germany. As of December 31, 2008, Chindex is a party to three such contracts in progress, with an aggregate contract value of approximately $22,200,000, using exchange rates as of December 31, 2008. These contracts typically involve numerous vendors, products, and extended delivery schedules which can span reporting periods. Revenue recognition standards in such cases are specified in EITF 00-21“Revenue Arrangements with Multiple Deliverables” and SAB 104 “Revenue Recognition”.
     Deferred revenue was $3,781,000 and $765,000 as of December 31, 2008 and March 31, 2008, respectively. The increase in deferred revenue is primarily attributable to deferred revenue of $2,405,000 as of December 31, 2008 related to the execution of one of the KfW Development Bank contracts.
Note 7. DEBT
     The Company’s short-term and long-term debt balances are (in thousands):

	December 31, 2008		March 31, 2008
	Short-term	Long-term	Short-term	Long-term

Vendor financing	$21	$1,608	$82	$800
Line of credit	—	—	—	—
Long-term loan	949	8,543	—	9,163
Convertible notes, net of debt discount	—	12,779	—	12,593

	$970	$22,930	$82	$22,556

Vendor financing
     The Company has a financing agreement with a major vendor whereby the vendor has agreed to provide up to $4,000,000 of long-term (one and one-half years on those transactions that have occurred to date) payment terms on our purchase of certain medical equipment from the vendor under government backed financing program contracts. The arrangement carries an interest component of five percent per annum. At December 31, 2008, the Company had an outstanding long-term debt balance of $1,545,000 and no outstanding short-term debt balance under this agreement. At March 31, 2008, the Company had an outstanding long-term debt balance of $651,000 and no outstanding short-term debt balance under this agreement.
     The Company also has included in its debt at December 31, 2008 and March 31, 2008, $84,000 and $231,000, respectively, under a long-term payment arrangement with a single vendor. At December 31, 2008, $21,000 of this balance is classified as short-term and $63,000 is classified as long-term. At March 31, 2008, $82,000 of this balance was classified as short-term and $149,000 was classified as long-term.
Line of credit
     As of December 31, 2008, there were letters of credit outstanding of an aggregate of $346,000 and we had no borrowings outstanding under our $1,750,000 credit facility with M&T Bank. Borrowings under that credit facility bear interest at 1% over the three-month London Interbank Offered Rate (“LIBOR”). At December 31, 2008 the interest rate on this facility was 2.83%. Balances outstanding under the facilities are payable on demand, fully secured and collateralized by government securities acceptable to the Bank having an aggregate fair market value of not less than $1,945,000. At March 31, 2008 there were no letters of credit outstanding and no outstanding balance under this facility.
Long term loan- IFC 2005
     In October 2005, Beijing United Family Hospital and Shanghai United Family Hospital (Borrowers) obtained long-term debt financing under a program with the International Finance Corporation (“IFC”) (a division of the World Bank). As of December 31, 2008, the outstanding balance of this debt was 64,880,000 Chinese Renminbi (current translated value of $9,492,000, see “Foreign Currency Exchange and Impact of Inflation”). At December 31, 2008, $949,000 was classified as current and $8,543,000 was classified as long-term. At March 31, 2008 the outstanding balance was $9,163,000, classified as long-term.
     The term of the loan is 10 years at an initial interest rate of 6.73% with the Borrowers required to begin making payments into a sinking fund beginning in the fourth year, with the option to extend the beginning of these payments to the fifth year if certain loan covenants have been met. The interest rate will be reduced to 4.23% for any amount of the outstanding loan on deposit in the sinking fund. The loan program also includes certain other covenants which require the borrowers to achieve and maintain specified liquidity and coverage ratios in order to conduct certain business transactions such as pay intercompany management fees or incur additional indebtedness. As of December 31, 2008 the Borrowers were in compliance with these covenants. Chindex International, Inc. guaranteed repayment of this loan. In terms of security, IFC has, among other things, a lien over the equipment owned by the borrowers and over their bank accounts. In addition, IFC has a lien over Chindex bank accounts not already pledged, but not over other Chindex assets.

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
     The Tranche C Notes have a ten-year maturity, bear no interest of any kind and are convertible at the same conversion price at any time and will be automatically converted upon the completion of two proposed new and/or expanded hospitals in China (the “JV Hospitals”), subject to compliance with certain JPM Financing provisions. Notwithstanding the foregoing, the Notes would be automatically converted after the earlier of 12 months having elapsed following commencement of operations at either of the JV Hospitals or either of the JV Hospitals achieving break-even earnings before interest, taxes, depreciation and amortization for any 12-month period ending on the last day of a fiscal quarter, subject to compliance with certain JPM Financing provisions. As of December 31, 2008 the Tranche C Notes have not been converted into shares of our common stock.
     In connection with the issuance of the Notes, the Company incurred issuance costs of $314,000, which primarily consisted of legal and other professional fees. Of these costs, $61,000 is attributable to the Tranche A shares, $159,000 is attributable to Tranche B Notes which converted in January 2008 and the remaining of $94,000 is attributable to the Tranche C Notes and has been capitalized to be amortized over the life of the Notes. As of December 31, 2008 the unamortized financing cost was $66,000 and is included in other assets in the accompanying interim consolidated condensed balance sheets.
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

     The unamortized debt discount related to the Tranche C Notes, as of December 31, 2008 was $2,221,000. Amortization of the discount was approximately $186,000 for the period ended December 31, 2008. This amount is included as a component of interest expense in the accompanying interim consolidated condensed statements of operations, for the nine months ended December 31, 2008.
Loan Facility- IFC 2007
     On December 10, 2007, the Company entered into a loan agreement with IFC (the “IFC Facility”), providing for loans (the “IFC Loans”) in the aggregate amount of $25 million to expand the Company’s United Family Hospitals and Clinics network of private hospitals and clinics in China, subject to the satisfaction of certain disbursement conditions, including the establishment of joint venture entities (the “Joint Ventures”) qualified to undertake the construction, equipping and operation of the proposed healthcare facilities, minimum Company ownership and control over the Joint Ventures, the availability to IFC of certain information regarding the Joint Ventures and other preconditions. The IFC Loans would fund a portion of the Company’s planned $105 million total financing for the expansion program. There can be no assurances that the preconditions to disbursements under the IFC Facility will be satisfied or that, in any event, disbursements under the IFC Facility will be achieved.
     The IFC Loans would be made directly to the Joint Ventures. As of the date of this report, no Joint Venture has been formed. The IFC Loans would bear interest equal to a fixed base rate determined at the time of each disbursement plus 2.75% per annum, with a reduction in the spread first to 2.50% and second to 2.00% per annum upon, in each case, upon the satisfaction of certain conditions, and will mature 9.25 years from the date of first disbursement.
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
Loan Facility- DEG 2008
     On January 10, 2008, Chindex China Healthcare Finance, LLC (“China Healthcare”), a wholly-owned subsidiary of the Company, entered into a Loan Agreement with DEG-Deutsche Investitions-Und Entwicklungsgesellschaft (“DEG”) of Frankfurt, Germany, a member of the KfW banking group, providing for loans (the “DEG Loans”) in the aggregate amount of $20 million to expand the Company’s United Family Hospitals and Clinics network of private hospitals and clinics in China (the “DEG Facility”), subject to substantially the same disbursement conditions as contained in the IFC Facility. The DEG Loans would fund a portion of the Company’s planned $105 million total financing for the expansion program. There can be no assurance that the preconditions to disbursements under the DEG Facility will be satisfied or that, in any event, disbursements under the DEG Facility will be achieved.
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
     In connection with the issuance of the IFC and DEG facilities, the Company incurred issuance costs of $1,019,000, which primarily consisted of legal and other professional fees. These issuance costs have been capitalized and will be amortized over the life of the debt. As of December 31, 2008 the balance of the unamortized financing cost was $1,019,000 and is included in other assets in the accompanying consolidated condensed balance sheets.
Credit agreement — UCB
     In October 2007 we finalized a $5,000,000 credit agreement with United Commercial Bank, a foreign bank licensed in China for the opening of bid and performance bonds required by the sales contracts in the Medical Products division. The agreements call for 40% cash collateral on deposit for any performance bond issuances and 30% cash collateral on deposit for any bid bond issuances. The credit agreement was signed by our German subsidiary and guaranteed by the Company. This credit facility expired in October 2008 and as of the date of this report has not been renewed.
Performance Bonds and Restricted Cash
     Current and noncurrent restricted cash of $2,797,000 as of December 31, 2008 primarily represents collateral related to performance bonds issued in connection with the execution of certain contracts for the supply of medical equipment in our Medical Products division. Scheduled expiration of these bonds is from April 2009 through May 2011.
Repayment Schedule
     The following table sets forth the Company’s debt obligations as of December 31, 2008 (in thousands) for the three months ending March 31, 2009 and for the fiscal years ending March 31, 2010 to 2013 and thereafter:

	Total	2009	2010	2011	2012	2013	Thereafter
Vendor financing	$1,629	$21	$1,608	$—	$—	$—	$—
Line of credit	—	—	—	—	—	—	—
Long term loan	9,492	—	949	949	949	1,424	5,221
Convertible notes	15,000	—	—	—	—	—	15,000

Total	$26,121	$21	$2,557	$949	$949	$1,424	$20,221

Note 8. TAXES
     We recorded a $658,000 provision for taxes in the three months ended December 31, 2008 and a $2,073,000 provision for taxes in the nine months ended December 31, 2008, as compared to a provision for taxes of $76,000 for the three months ended December 31, 2007 and a provision for taxes of $1,328,000 for the nine months ended December 31, 2007. The effective tax rate was calculated in accordance with Financial Accounting Standards Board Interpretation No.18, “Accounting for Income Taxes in Interim Periods—an interpretation of APB Opinion No. 28”. Our current period tax expense includes the effect of losses in entities for which we cannot recognize a benefit in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes” (SFAS 109) and APB Opinion No. 28, “Interim Financial Reporting” (APB 28), and true-up adjustments related to prior year tax returns including the correction of an error that was not material to prior periods.
     We adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An interpretation of FASB Statement No. 109” (FIN 48) on April 1, 2007. As a result of the implementation of FIN 48, we recognized no material adjustment in the liability for unrecognized income tax benefits.
     We recognize interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2008 and March 31, 2008, we had no accrued interest related to uncertain tax positions.
     The tax years 2005-2007 remain open to examination by the major taxing jurisdictions to which we are subject.
Note 9. NET EARNINGS PER SHARE
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

     The following is a reconciliation of the numerators and denominators of the basic and diluted Earnings per Share (EPS) computations for net income and other related disclosures:
(in thousands except share and per share data)

	Three months ended December 31,		Nine months ended December 31,
	2008	2007	2008	2007

Basic net income per share computation:
Numerator:
Net income	$846	$3,894	$1,546	$6,341
Denominator:
Weighted average shares outstanding- basic	14,455,237	11,583,911	14,395,239	11,195,153

Net income per common share - basic:	$0.06	$0.34	$0.11	$0.57

Diluted net income per share computation:
Numerator:
Net income	$846	$3,894	$1,546	$6,341
Denominator:
Weighted average shares outstanding- basic	14,455,237	11,583,911	14,395,239	11,195,153
Effect of dilutive securities:
Shares issuable upon exercise of dilutive outstanding stock options, conversion of convertible debentures, vesting of restricted stock and exercise of warrants:	1,381,284	2,542,437	1,694,466	1,842,685

Weighted average shares outstanding-diluted	15,836,521	14,126,348	16,089,705	13,037,838

Net income per common share - diluted:	$0.05	$0.28	$0.10	$0.49
The share and per share information has been restated after giving retroactive effect to the three-for-two stock split in the form of a stock dividend, which was announced by us on March 18, 2008 and having a record date of April 1, 2008.
     For the three month periods ended December 31, 2008 and 2007, respectively, there were 714,212 and 4,098 shares which were not included in the calculation of diluted net income per share as the effect would have been antidilutive. For the nine month periods ended December 31, 2008 and 2007, respectively, there were 322,499 and 36,389 shares which were not included in the calculation of diluted net income per share as the effect would have been antidilutive.
Note 10. STOCKHOLDERS’ EQUITY
Stock-Based Compensation:
     Compensation costs related to equity compensation, including stock options and restricted stock, for the three months ended December 31, 2008 were $810,000 and for the three months ended December 31, 2007 were $431,000. Compensation costs related to equity compensation, including stock options and restricted stock, for the nine months ended December 31, 2008 were $2,033,000 and for the nine months ended December 31, 2007 were $721,000. No amounts relating to the share-based payments have been capitalized in either the recent or prior periods.
     The Company generally grants stock options that vest over a three or four year period to senior, long-term employees. Option awards are granted with an exercise price equal to the market price of the Company’s stock on the date of grant. Stock options have up to 10-year contractual terms.

     The Company calculates grant-date fair values using the Black-Scholes option pricing model. To calculate fair market value, this model utilizes certain information, such as the interest rate on a risk-free security maturing generally at the same time as the expected life of the option being valued and the exercise price of the option being valued. It also requires certain assumptions, such as the expected amount of time the option will be outstanding until it is exercised or it expires and the expected volatility of the Company’s common stock over the expected life of the option. The weighted average fair value for the options issued during the nine months ended December 31, 2008 was $9.34 and for the nine months ended December 31, 2007 was $13.70.
     The weighted average assumptions used to determine the value of the options at the grant date for options granted during the nine month period ended December 31, 2008 were:

December 31, 2008
Volatility	71.88%
Dividend yield	0.00%
Risk-free interest rate	3.27%
Expected average life	7.0 years
     Expected volatility is calculated based on the historical volatility of the Company’s common stock over the period which is approximately equal to the expected life of the options being valued. The dividend yield of zero is based on the fact that the Company has never paid cash dividends and has no present intention to pay cash dividends. The risk- free interest rate is derived from the yield of a US Treasury Strip with a maturity date that corresponds with the expected life of the options being valued. The expected life is based on the Company’s historical share option exercise experience along with the contractual term of the options being valued.
     Based on historical experience, the Company assumed a forfeiture rate of 6.00% as of December 31, 2008 and 2007 on both its stock options and restricted stock. The Company will record additional expense if the actual forfeitures are lower than estimated and will record a recovery of prior expense if the actual forfeitures are higher than estimated.
     The following table summarizes the stock option activity during the nine month period ended December 31, 2008:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value (in
	Shares	Price	Term (Years)	thousands)*
Options outstanding at March 31, 2008	1,309,459	$6.01
Granted	530,050	13.42
Exercised	(37,500)	9.17
Canceled	(6,075)	10.91

Options outstanding at December 31, 2008	1,795,934	$8.12	6.68	$4,426

Options exercisable at December 31, 2008	1,020,445	$4.12	4.69	$4,399

*	The aggregate intrinsic value on this table was calculated based on the positive difference between the closing market price of the Company’s common stock on December 31, 2008 ($7.95) and the exercise price of the underlying options.
     During the nine month periods ended December 31, 2008 and 2007, the total intrinsic value of stock options exercised was $266,000 and $7,307,000 respectively. The actual cash received upon exercise of stock options was $345,000 and $1,906,000, respectively. The unamortized fair value of the stock options as of December 31, 2008 was $4,857,000, the majority of which is expected to be expensed over the next three years.
     The total fair value of options vested during the nine-month periods ended December 31, 2008 and 2007 was $779,000 and $47,000 respectively.

     The following table summarizes activity relating to restricted stock for the nine month period ended December 31, 2008:

		Aggregate Intrinsic
	Number of shares	Value of Restricted
	underlying	Stock (in thousands)
	restricted stock	*
Outstanding as of March 31, 2008	121,323
Granted	96,000
Vested	(58,051)
Forfeited	—

Outstanding at December 31, 2008	159,272	$1,266

Expected to vest	149,716	$1,190

*	The aggregate intrinsic value on this table was calculated based on the closing market price of the Company’s common stock on December 31, 2008 ($7.95).
     The weighted average contractual term of the restricted stock, calculated based on the service-based term of each grant, is 2 and 3 years, respectively. As of December 31, 2008 and 2007, the unamortized fair value of the restricted stock was $1,424,000 and $1,467,000 respectively. This unamortized fair value will be recognized over the next three years. Restricted stock is valued at the stock price on the date of grant.
Security Issuances — Warrants Exercised:
     The Company issued warrants in 2004 and 2005 in connection with the sale of common stock. No additional warrants were issued in subsequent years. During the nine months ended December 31, 2008 and 2007, there were 157,498 and 109,227 warrants exercised leaving an outstanding balance of 131,425 and 426,134 as of December 31, 2008 and 2007, respectively. These warrants were exercised on a cashless basis. During the nine months ended December 31, 2008 and 2007, the exercised warrants had an average exercise price of $6.07, and $7.09. As of December 31, 2008 all the outstanding warrants had an exercise price of $6.07 and will expire in March 2010.
Securities Issuances— JPM:
     On November 7, 2007, the Company entered into a securities purchase agreement with Magenta Magic Limited, a wholly owned indirect subsidiary of J.P. Morgan Chase & Co (JPM) pursuant to which the Company sold to JPM, (i) 538,793 shares of Common Stock at a purchase price of $18.56 for a total amount of $10 million, less issuance costs of $61,000 for net proceeds to the Company of $9,939,000, (the “JPM Shares”) and (ii) convertible notes at face value for a total of $40 million. (See Note 7 “Debt” to the consolidated condensed financial statements for additional information on the convertible notes).
Securities Issuances — IFC:
     On December 10, 2007, the Company entered into a Securities Purchase Agreement with IFC pursuant to which the Company sold to IFC 538,793 shares (the “IFC Shares”) of the Company’s common stock at a price of $18.56 per IFC Share for an aggregate price of $10 million. The transaction was subject to shareholder approval, which was received on January 9, 2008.

Note 11. COMMITMENTS AND CONTINGENCIES
Leases
     The Company leases office space, warehouse space, and space for hospital and clinic operations under operating leases. Future minimum payments under these noncancelable operating leases consist of the following (in thousands):

Three months ending March 31,
2009	$888

Year ending March 31:
2010	2,893
2011	2,257
2012	1,371
2013	1,124
Thereafter	4,453

Net minimum rental commitments	$12,986

     The above leases require the Company to pay certain pass through operating expenses and rental increases based on inflation.
     Rental expense was approximately $1,088,000 and $807,000 for the three months ended December 31, 2008 and 2007, respectively. Rental expense was approximately $3,237,000 and $2,305,000 for the nine months ended December 31, 2008 and 2007, respectively.

Note 12. SEGMENT INFORMATION
     The Company operates in two businesses in China: Healthcare Services and Medical Products. The Company evaluates performance and allocates resources based on profit or loss from operations before income taxes, not including foreign exchange gains or losses. The following segment information has been provided per SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (in thousands, except percentages):

	Healthcare Services		Medical Products	Total

For the three months ended December 31, 2008:
Sales and service revenue	$20,530		$21,070	$41,600
Gross Profit	n/a	*	5,577	n/a
Gross Profit %	n/a	*	26%	n/a
Income (loss) from operations before foreign exchange	$2,142		$(630)	$1,512
Foreign exchange gain				385

Income from operations				$1,897
Other (expense), net				(393)

Income before income taxes				$1,504

As of December 31, 2008:
Assets	$95,984		$46,157	$142,141

	Healthcare Services		Medical Products	Total

For the three months ended December 31, 2007:
Sales and service revenue	$17,695		$18,316	$36,011
Gross Profit	n/a	*	5,185	n/a
Gross Profit %	n/a	*	28%	n/a
Income from operations before foreign exchange	$3,220		$197	$3,417
Foreign exchange gain				517

Income from operations				$3,934
Other (expense), net				36

Income before income taxes				$3,970

As of March 31, 2008:
Assets	$93,727		$42,252	$135,979

	Healthcare Services		Medical Products	Total

For the nine months ended December 31, 2008:
Sales and service revenue	$59,171		$52,607	$111,778
Gross Profit	n/a	*	14,031	n/a
Gross Profit %	n/a	*	27%	n/a
Income (loss) from operations before foreign exchange	$5,970		$(2,185)	$3,785
Foreign exchange gain				513

Income from operations				$4,298
Other (expense), net				(679)

Income before income taxes				$3,619

As of December 31, 2008:
Assets	$95,984		$46,157	$142,141

	Healthcare Services		Medical Products	Total

For the nine months ended December 31, 2007:
Sales and service revenue	$48,355		$47,079	$95,434
Gross Profit	n/a	*	12,662	n/a
Gross Profit %	n/a	*	27%	n/a
Income (loss) from operations before foreign exchange	$8,057		$(1,003)	$7,054
Foreign exchange gain				859

Income from operations				$7,913
Other (expense), net				(244)

Income before income taxes				$7,669

As of March 31, 2008:
Assets	$93,727		$42,252	$135,979

*	Gross profit margins are not routinely calculated in the healthcare industry.

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
Results of Operations
Quarter ended December 31, 2008 compared to quarter ended December 31, 2007
     Our revenue for the three months ended December 31, 2008 was $41,600,000, up 16% from the three months ended December 31, 2007 revenue of $36,011,000. We experienced an increase in revenue over the periods of 16% in the Healthcare Services division and an increase in revenue of 15% in the Medical Products division. Costs and expenses were $39,703,000 for the three months ended December 31, 2008 as compared with $32,077,000 for the prior period. The average annualized rate of inflation in China decreased over the three month period to 2.5% compared to 6.6% in the prior period and the RMB continued to appreciate against the US dollar (see “Foreign Currency Exchange and Impact of Inflation”). Healthcare Services division operating costs increased 27% over the periods and operating costs in the Medical Products division increased by 20%. We recorded income from operations of $1,897,000 for the recent quarter, as compared to income from operations of $3,934,000 for the same quarter last year. We recorded net income of $846,000 for the recent quarter, as compared to net income of $3,894,000 for the same quarter last year. Costs at the parent level of the Company, which have been allocated among the divisions as described below, increased $967,000 between the periods, including salaries ($564,000), professional fees ($178,000) and bank service fees ($76,000).
Healthcare Services Division
     The Healthcare Services division operates our network of private healthcare facilities in China. During the three month period ended December 31, 2008, the division consisted of a network of United Family Hospitals and Clinics (UFH) in Beijing, Shanghai and Guangzhou. In Beijing, the UFH network includes Beijing United Family Hospital and Clinics, and two affiliated free-standing, primary care clinics. In Shanghai, the UFH network includes Shanghai United Family Hospital and Clinics and one affiliated, free-standing, primary care clinic. In October 2008, we entered the Guangzhou market, with the opening of a free-standing, primary care clinic there, as part of our expansion program discussed below. In addition, beginning in April 2008, UFH began a pilot project in the City of Wuxi to assess the business potential of contracted healthcare management services.

     The division has begun expansion of the United Family network of private healthcare facilities in China. In addition to existing cash resources, during fiscal 2008 we raised additional capital and established credit facilities in the aggregate amount of approximately $105 million to be used principally toward the development and construction of healthcare facilities in connection with this expansion (see “Liquidity and Capital Resources”). The projects include affiliated clinic operations in Shanghai and Guangzhou and new hospital facilities in Guangzhou and Beijing. In October 2008, we announced the opening of the Guangzhou United Family Health Center clinic. In September 2008, the proposed Shanghai Pudong District clinic encountered delays due to zoning restrictions imposed by the Chinese government and we decided to abandon the initial site and to relocate the clinic rather than challenge the zoning restrictions. We now expect the opening of the Shanghai Pudong clinic facility in fiscal 2010. The new hospital facilities in both Guangzhou and Beijing are in the early development phase. During the period ended December 31, 2008, the development and start up costs, including post-opening expenses, for these projects were $662,000.
     For the three months ended December 31, 2008, revenue from the division was $20,530,000, an increase of 16% over the three months ended December 31, 2007 revenue of $17,695,000 (for information on how the timing of our revenues may be affected by seasonality and other fluctuations, see “ Timing of Revenues “). The increased revenue is attributable to growth in both inpatient and outpatient services provided in the Beijing and Shanghai markets, but was less than expected. Total Healthcare Services operating costs increased over the periods by 27%, to $18,388,000 from $14,475,000. Salaries for the division increased by $2,333,000 over the periods (representing 48% of division revenue in the recent period and 42% of revenue in the prior period). This increase was due to the renewal of multi-year physician contracts coming up in an inflationary environment and the hiring of new personnel to meet the demand for expected continuing increases in services in both the Beijing and Shanghai facilities, as well as staffing for the Guangzhou clinic which opened in October 2008. Other costs increased $1,580,000 over the periods, primarily due to increased direct patient care costs ($404,000), costs allocated from the parent company ($231,000) and higher excise taxes ($207,000).
     The Healthcare Services division had income from operations before foreign exchange gains of $2,142,000 for the three months ended December 31, 2008, compared with income from operations before foreign exchange gains of $3,220,000 in the prior period. The impact of exchange rate fluctuations between the periods had a positive impact on income from operations of approximately $239,000.
Medical Products Division
     The Medical Products division markets, distributes and sells select medical capital equipment, instrumentation and other medical products for use in hospitals in China and Hong Kong on the basis of both exclusive and non-exclusive agreements with the manufacturers of these products.
     In the three months ended December 31, 2008, this division had revenue of $21,070,000, a 15% increase from revenue of $18,316,000 for the three months ended December 31, 2007. During the recent period, we continued deliveries under the U.S. Export-Import Bank and KfW Development Bank contracts for which we recorded revenues in the three month period of approximately $4,182,000. In addition, approximately $2,405,000 of revenue under one KfW Development Bank contract was deferred at the end of the period pending final contract completion in the fourth quarter (see Note 6 Deferred Revenue). We believe that the delivery of major contracts, recognition of the deferred revenue and completion of our current government backed loan contracts will result in significantly increased revenue performance in the fourth quarter over prior periods.
     Revenues in the division are normally impacted by factors such as credit availability to our customers and other factors as outlined in “Timing of Revenues”, in addition, during the period, we experienced continuing disruption to business operations as a result of the May 2008 earthquake in Sichuan Province in southwestern China.

     Gross profit for the Medical Products division increased to $5,577,000 from $5,185,000 over the periods. As a percentage of revenue, gross profit from the Medical Products division decreased to 26% during the recent period from 28% during the same period last year. A 2% variance in gross profit margin is in line with historical averages.
     Expenses for the Medical Products division increased to $6,207,000 from $4,988,000 over the periods and, as a percentage of division revenue, increased to 29% from 27% over the periods. In addition, increased expenses during the period were a result of increased sales activity in advance of expected greater increases in sales which were not realized to the expected levels due partially to timing of shipments and deferred revenues. Salary expense for the division increased by $188,000 over the periods. The other costs for the division increased $1,031,000 over the periods, primarily due to increased costs allocated from the parent company ($513,000), general selling expenses ($369,000) and bad debt expense ($121,000). The division had loss from operations before foreign exchange gains of $630,000 in the recent period, compared with income from operations before foreign exchange gains of $197,000 in the prior period. In the current period, the impact of exchange rate fluctuations between the periods had a negative impact on loss from operations of approximately $334,000.
Other Income and Expenses
     Interest expense during the recent quarter was incurred on the current portion of debt ($970,000), short-term portion of capitalized leases ($31,000) and long-term debt ($22,930,000), totaling $259,000. Interest expense of $198,000 was recorded in the same quarter of the prior year.
     Interest income during the recent quarter and prior period was $527,000 and $358,000 respectively, due to higher cash balances in the current period. Interest income in the current year third quarter also included $47,000 for the accretion of the discount on our variable-return CDs.
     Miscellaneous expense during the recent quarter and prior year quarter was $661,000 and $124,000 respectively. During the three months ended December 31, 2008, we recorded total miscellaneous expense of $653,000 in connection with our variable-return CDs, consisting of an expense for $1,080,000 in penalties in connection with the early redemption of the CDs, an expense of $127,000 to write off the remaining balance of the derivatives related to the CDs recorded in Other Current Assets, less a benefit in the income statement for the reversal of $554,000 of unrecognized CD investment discounts previously recorded.
Taxes
     The Company has estimated its annual effective tax rate for the full fiscal year 2009 and applied that rate to its income before income taxes in determining its provision for income taxes for the three months ended December 31, 2008 in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes” (SFAS 109) and APB Opinions No. 28, “Interim Financial Reporting” (APB 28). The Company also records discrete items in each respective period as appropriate. In determining the Company’s provision for income taxes, net deferred tax assets, liabilities, valuation allowances, and uncertain tax positions, management is required to make judgments and estimates related to projections of domestic and foreign profitability, the timing and extent of the utilization of loss carryforwards, applicable tax rates, transfer pricing methods, expected tax authority positions on audit, and prudent and feasible tax planning strategies. Judgments and estimates related to the Company’s projections and assumptions are inherently uncertain and therefore, actual results could differ materially from projections.
     For the three months ended December 31, 2008 and 2007, the Company’s consolidated annualized effective tax rate from operations was 43.7% and 1.9%, respectively. The current period tax rate includes the effect of higher pretax losses in certain jurisdictions with no related income tax benefit, as the Company currently lacks evidence that the loss carryforwards in those jurisdictions will be able to be used prior to their expiration. The Company’s effective tax rate from operations was low in the prior year quarter due to an increase in its net deferred tax asset resulting from an increase in the projected profitability in future periods of entities in the U.S. and China, which made it more likely than not that it would utilize an increased portion of its deferred tax assets.

Nine months ended December 31, 2008 compared to nine months ended December 31, 2007
     Our revenue for the nine months ended December 31, 2008 was $111,778,000, up 17% from the nine months ended December 31, 2007 revenue of $95,434,000. We experienced an increase in revenue over the periods of 22% in the Healthcare Services division and an increase in revenue of 12% in the Medical Products division. Costs and expenses were $107, 480,000 for the nine months ended December 31, 2008 as compared with $87,521,000 for the prior period. The average rate of inflation in China increased over the nine month period to 5.2% compared to 5.4% in the prior period and the RMB continued to appreciate against the US dollar (see “Foreign Currency Exchange and Impact of Inflation”). Healthcare Services division operating costs increased 32% over the periods and operating costs in the Medical Products division increased by 19%. We recorded income from operations of $4,298,000 for the recent period, as compared to income from operations of $7,913,000 for the same period last year. We recorded net income of $1,546,000 for the recent period, as compared to net income of $6,341,000 for the same period last year. Costs at the parent level of the Company, which have been allocated among the segments as described below, increased $2,601,000 between the periods, including salaries ($1,616,000), professional fees ($358,000), bank service fee ($253,000), auditing fees ($112,000) and office rent ($115,000).
Healthcare Services Division
     The Healthcare Services division operates our network of private healthcare facilities in China. During the nine month period ended December 31, 2008, the division consisted of a network of United Family Hospitals and Clinics (UFH) in Beijing, Shanghai and Guangzhou. In Beijing, the UFH network includes Beijing United Family Hospital and Clinics, and two affiliated free-standing, primary care clinics. In Shanghai, the UFH network includes Shanghai United Family Hospital and Clinics and one affiliated, free-standing, primary care clinic. In October 2008, we entered the Guangzhou market, with the opening of a free-standing, primary care clinic there, as part of our expansion program discussed below. In addition, beginning in April 2008, UFH began a pilot project in the City of Wuxi to assess the business potential of contracted healthcare management services.
     The division has begun expansion of the United Family network of private healthcare facilities in China. In addition to existing cash resources, during fiscal 2008 we raised additional capital and established credit facilities in the aggregate amount of approximately $105 million to be used principally toward the development and construction of healthcare facilities in connection with this expansion (see “Liquidity and Capital Resources”). The projects include affiliated clinic operations in Shanghai and Guangzhou and new hospital facilities in Guangzhou and Beijing. In October 2008, we announced the opening of the Guangzhou United Family Health Center clinic. In September 2008, the proposed Shanghai Pudong District clinic encountered delays due to zoning restrictions imposed by the Chinese government and we decided to abandon the initial site and to relocate the clinic rather than challenge the zoning restrictions. We now expect the opening of the Shanghai Pudong clinic facility in fiscal 2010. The new hospital facilities in both Guangzhou and Beijing are in the early development phase. During the period ended December 31, 2008, the development and start up costs, including post-opening expenses, for these projects were $1,530,000.
     For the nine months ended December 31, 2008, revenue from the division was $59,171,000, an increase of 22% over the nine months ended December 31, 2007 revenue of $48,355,000 (for information on how the timing of our revenues may be affected by seasonality and other fluctuations, see “Timing of Revenues”). The increased revenue is attributable to growth in both inpatient and outpatient services provided in the Beijing and Shanghai markets, but was less than expected. Revenue growth was negatively impacted during the period due to a number of factors, including disruptions in travel and tourism related to China’s Olympic preparations, which included difficulty in obtaining visas to enter the country for both tourists and business travelers; a generally light flu-season, which occurs in March and April in China, which resulted in lower than expected patient acuity levels, and an institutional focus on Joint Commission accreditation preparation. Total Healthcare Services operating costs increased over the periods by 32%, to $53,201,000 from $40,298,000. Salary expense for the division increased by $7,172,000 over the periods (representing 48% of division revenue in the recent period and 44% of revenue in the prior period). This increase was due to the renewal of multi-year physician contracts coming up in an inflationary environment and the hiring of new personnel to meet the demand for expected continuing increases in services in both the Beijing and Shanghai facilities, as well as pre-opening staffing for the Guangzhou clinic which opened in October 2008.

Other costs increased $5,732,000 over the periods, primarily due to increases in direct patient care expenses ($1,221,000), additional excise taxes ($1,155,000), cost allocated from the parent company ($801,000), office rent ($686,000) and cost related to the Pudong clinic project ($332,000). The Healthcare Services division had income from operations before foreign exchange gains of $5,970,000 in the nine months ended December 31, 2008, compared with income from operations before foreign exchange gains of $8,057,000 in the prior period. In the current period, the impact of exchange rate fluctuations between the periods had a positive impact on income from operations of approximately $743,000.
Medical Products Division
     The Medical Products division markets, distributes and sells select medical capital equipment, instrumentation and other medical products for use in hospitals in China and Hong Kong on the basis of both exclusive and non-exclusive agreements with the manufacturers of these products.
     In the nine months ended December 31, 2008, this division had revenue of $52,607,000, a 12% increase from revenue of $47,079,000 for the nine months ended December 31, 2007. Revenue during the period included approximately $6,177,000 in shipments under U.S. Export-Import Bank and KfW Development Bank contracts and approximately $4,600,000 in shipments of robotic surgical systems. As of December 31, 2008, revenue of approximately $2,405,000 under one KfW Development Bank contract was deferred at the end of the period pending final contract completion in the fourth quarter (see Note 6 Deferred Revenue). We believe that the delivery of major contracts, recognition of the deferred revenue and completion of our current government backed loan contracts will result in significantly increased revenue performance in the fourth quarter over prior periods.
     Revenues in the division are normally impacted by factors such as credit availability to our customers and other factors as outlined in “Timing of Revenues”. During the first half of the year, we experienced significant disruptions in business operations resulting from the May 12, 2008 earthquake in Sichuan Province in southwestern China and the Beijing Olympics. Since the close of the Olympics, business operations have generally returned to normal.
     Gross profit for the Medical Products division increased to $14,031,000 from $12,662,000 over the periods. As a percentage of revenue, gross profit from the Medical Products division was 27% during the nine month ended December 31, 2008, the same as the comparable period in the prior year.
     Expenses for the Medical Products division increased to $16,216,000 from $13,665,000 over the periods and, as a percentage of division revenue, increased to 31% from 29% over the periods. Increased expenses during the period were a result of increased sales activity in advance of expected greater increases in sales which were not realized to the expected levels due to the disruption in the marketplace as discussed above. Salary expense for the division increased by $138,000 over the periods. The other costs for the division increased $2,414,000 over the periods, primarily due to increased costs allocated from the parent ($1,585,000) and general selling expenses ($575,000). The division had a loss from operations before foreign exchange gains of $2,185,000 in the recent period, compared with a loss from operations before foreign exchange gains of $1,003,000 in the prior period. In the current period, the impact of exchange rate fluctuations between the periods had a negative impact on loss from operations of approximately $872,000.
Other Income and Expenses
     Interest expense during the recent nine month period was incurred on the current portion of debt ($970,000), current portion of capitalized leases ($31,000) and long-term debt ($22,930,000), totaling $738,000. Interest expense of $573,000 was recorded in the same period of the prior year.
     Interest income during the nine month period and prior year same period was $1,316,000 and $500,000 respectively, due to higher cash balances in the current period. Interest income in the current year period also included $167,000 for the accretion of the discount on our variable-return CDs.

     Miscellaneous expense during the current nine month period and prior year nine month period was $1,257,000 and $171,000 respectively. During the nine months ended December 31, 2008, we recorded total miscellaneous expense of $1,247,000 in connection with our variable-return CDs, consisting of an expense for $1,080,000 in penalties in connection with the early redemption of the CDs and an expense of $721,000 to write off the derivatives related to the CDs recorded in Other Current Assets, less a benefit for the reversal of $554,000 of unrecognized CD investment discounts previously recorded.
Taxes
     The Company has estimated its annual effective tax rate for the full fiscal year 2009 and applied that rate to its income before income taxes in determining its provision for income taxes for the nine months ended December 31, 2008 in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes” (SFAS 109) and APB Opinion No. 28, “Interim Financial Reporting” (APB 28). The Company also records discrete items in each respective period as appropriate. In determining the Company’s provision for income taxes, net deferred tax assets, liabilities, valuation allowances, and uncertain tax positions, management is required to make judgments and estimates related to projections of domestic and foreign profitability, the timing and extent of the utilization of loss carryforwards, applicable tax rates, transfer pricing methods, expected tax authority positions on audit, and prudent and feasible tax planning strategies. Judgments and estimates related to the Company’s projections and assumptions are inherently uncertain and therefore, actual results could differ materially from projections.
     For the nine months ended December 31, 2008 and 2007, the Company’s consolidated annualized effective tax rate from operations was 57.3% and 17.3%, respectively. The Company’s effective tax rate from operations increased during the nine months ended December 31, 2008 due primarily to the correction of an error in the first quarter that was not material to prior periods and higher pretax losses in certain jurisdictions with no related income tax benefit, as the Company currently lacks evidence that the loss carryforwards in those jurisdictions will be able to be used prior to their expiration. The Company’s effective tax rate from operations was low in the prior year quarter due to an increase in its net deferred tax asset resulting from an increase in the projected profitability in future periods of entities in the U.S. and China, which made it more likely than not that it would utilize an increased portion of its deferred tax assets.
LIQUIDITY AND CAPITAL RESOURCES
     As of December 31, 2008, our unrestricted cash, cash equivalents and investments were $74,868,000 composed of $21,669,000 cash and cash equivalents, $14,055,000 of short-term investments consisting of certificates of deposits and $39,144,000 of noncurrent investments consisting of a certificate of deposit.
     As of the end of fiscal 2008, we had entered into a series of equity and debt financings, as described below, that provide for $105 million in total financing. Pursuant to these financings to date we have received a total of $60 million in cash. The principal purpose of the financings is to provide funds for the expansion of our healthcare system in China, including two joint venture hospitals. Additional details of these financings may be found in Notes 7 and 10 to the accompanying consolidated condensed financial statements.
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

     On December 10, 2007, we entered into a securities purchase agreement with the International Finance Corporation (a division of the World Bank) (IFC), pursuant to which we sold to IFC 538,793 shares of common stock for an aggregate purchase price of $10 million or the subscription price of $18.56 per share. The closing of the sale of common stock pursuant to the IFC securities purchase agreement occurred on January 11, 2008 at which time we received $10 million in cash. In addition, on December 10, 2007, we entered into a loan agreement with IFC that provides for loans in the aggregate amount of $25 million directly to our future healthcare joint ventures in China (the “IFC Loans”), subject to the satisfaction of certain disbursement conditions, including the establishment of joint venture entities (the “Joint Ventures”) qualified to undertake the construction, equipping and operation of the proposed healthcare facilities, minimum Company ownership and control over the Joint Ventures, the availability to IFC of certain information regarding the Joint Ventures and other preconditions. There can be no assurances that the preconditions to disbursements under the IFC Facility will be satisfied or that, in any event, disbursements under the IFC Facility will be achieved. The term of the IFC Loans would be 9.25 years and would bear interest equal to a fixed base rate determined at the time of each disbursement of LIBOR plus 2.75% per annum. The interest rate may be reduced to LIBOR plus 2.0% upon the satisfaction of certain conditions. The loans would include certain other covenants that require the borrowers to achieve and maintain specified liquidity and coverage ratios in order to conduct certain business transactions such as pay intercompany management fees or incur additional indebtedness. The obligation of each borrowing joint venture under the IFC Loans would be guaranteed by the Company. In terms of security, IFC would have, among other things, a pledge of the Company’s equity interest in the borrowing joint ventures and a lien over the equipment owned by the borrowing joint ventures, as well as a lien over their bank accounts. There were no amounts outstanding under any IFC Loans as of the date of this report.
     On January 10, 2008, we entered into a loan agreement with DEG-Deutsche Investitions-Und Entwicklungsgesellschaft (DEG) of Frankfurt, Germany (a member of the KfW banking group), providing for loans in the aggregate amount of $20 million for our future healthcare joint ventures in China (the “DEG Loans”), subject to substantially the same disbursement conditions as contained in the IFC Facility. There can be no assurance that the preconditions to disbursements under the DEG Facility will be satisfied or that, in any event, disbursements under the DEG Facility will be achieved. The DEG Loans are substantially identical to the IFC Loans, having a 9.25-year term and an initial interest rate set at LIBOR plus 2.75%. The DEG Loans would also be made directly to one or both of the future healthcare joint ventures in China, neither of which has been formed yet. The obligations under the DEG Loans would also be guaranteed by the Company and would be senior and secured, ranking pari passu in seniority with the IFC Loans and sharing pro rata with the IFC Loans in the security interest granted over the Company’s equity interests in the future healthcare joint ventures, the security interests granted over the assets of the borrowing joint ventures and any proceeds from the enforcement of such security interests. There were no amounts outstanding under any DEG Loans as of the date of this report.
     In October 2005, BJU and SHU obtained long-term debt financing under a program with the IFC. As of December 31, 2008, the outstanding balance of this debt was 64,880,000 Chinese Renminbi (current translated value of $9,492,000 with $949,000 classified as current and $8,543,000 classified as long-term). The term of the loan is 10 years at an initial interest rate of 6.73% with the borrowers required to begin making payments into a sinking fund beginning in the fourth year, with the option to extend the beginning of these payments to the fifth year if certain loan covenants have been met. The interest rate will be reduced to 4.23% for any amount of the outstanding loan on deposit in the sinking fund. The loan program also includes certain other covenants which require the borrowers to achieve and maintain specified liquidity and coverage ratios in order to conduct certain business transactions such as pay intercompany management fees or incur additional indebtedness. The Company guaranteed repayment of this loan in the full amount of the indebtedness should the borrowers default as defined in the loan agreement. In terms of security, IFC has, among other things, a lien over the equipment owned by the borrowers and over their bank accounts. In addition, IFC has a lien over the Company’s accounts not already pledged, but not over other Company’s assets.
     As of December 31, 2008, there were letters of credit outstanding of an aggregate of $346,000 and we had no borrowings outstanding under our $1,750,000 credit facility with M&T Bank. Borrowings under that credit facility bear interest at 1.00% over the three-month LIBOR rate. At December 31, 2008 the interest rate on this facility was 2.83%. Balances outstanding under the facilities are payable on demand, fully secured and collateralized by government securities acceptable to the bank having an aggregate fair market value of not less than $1,945,000. At March 31, 2008 there were no letters of credit outstanding and no outstanding balance under this facility.
     In October 2007 we finalized a $5,000,000 credit agreement with United Commercial Bank, a foreign bank licensed in China for the opening of bid and performance bonds required by the sales contracts in the Medical Products division. The agreements call for 40% cash collateral on deposit for any performance bond issuances and 30% cash collateral on deposit for any bid bond issuances. The credit agreement was signed by our German subsidiary and guaranteed by the Company. This credit facility expired in October 2008 and as of the date of this report has not been renewed.

     Restricted cash of $2,797,000 as of December 31, 2008 primarily represents collateral related to performance bonds issued in connection with the execution of certain contracts for the supply of medical equipment in our Medical Products division. Scheduled expiration of these bonds is from April 2009 through May 2011.
     We have an agreement with a major vendor whereby the vendor has agreed to provide up to $4,000,000 of long-term (one and one-half years on those transactions that have occurred to date) payment terms on our purchase of certain medical equipment from the vendor under government backed financing program contracts. The arrangement carries an interest component of five percent per annum. At December 31, 2008, the Company had an outstanding long-term debt balance of $1,545,000 and no outstanding short-term debt balance under this agreement. At March 31, 2008, the Company had an outstanding long-term debt balance of $651,000 and no outstanding short-term debt balance under this agreement.
     The Company also has included in debt at December 31, 2008 and March 31, 2008, $84,000 and $231,000, respectively, under a long-term payment arrangement with a single vendor. At December 31, 2008, $21,000 of this balance is classified as short-term and $63,000 is classified as long-term. At March 31, 2008 $82,000 of this balance was classified as short-term and $149,000 was classified as long-term.
     In July 2008, the Company invested $40.0 million in a series of Certificates of Deposit (CDs) with variable rates of return with Hong Kong-Shanghai Bank Corporation (HSBC). During the period, significant disruptions in the world financial and credit markets negatively affected these investments which were linked to various equity indices and foreign currency markets. Two of the three CD’s, representing $30 million of the $40 million, reached their lower threshold and as a result, in accordance with the terms of the CD agreements, the Company would receive no return on those CD investments. The outlook for the potential return on the remaining $10 million CD was also unfavorable. In October 2008, the Company decided to redeem all of these CDs and invest the net proceeds in new CD’s with fixed rates averaging approximately 3.4% with a maturity of 15 months. The Company incurred $1,080,000 in early redemption penalties which are partially offset in the income statement by the reversal of $554,000 of CD investment discounts previously recorded for a net charge in the third quarter of $526,000. In addition the Company also expensed in the third quarter the derivatives recorded as Other Current Assets at September 30, 2008 of $127,000 that related to the CDs.
     In the past several months, there have been continuing and significant disruptions in the world financial and credit markets including those in China which have been prolifically reported in the media. As of the date of this report, we have not experienced significant negative impacts to operating activities as a result of these events. We have taken steps to ensure the security of our cash and investment holdings through deposits with highly liquid, global banking institutions and government backed insurance programs in the United States and elsewhere. Our daily operations in the Healthcare Services division generate operating cash flows and have not been dependent upon credit availability. Our patient base in our current facilities are by and large considered to be in the wealthiest segment of society, for whom healthcare spending represents a very small percentage of their income and therefore is expected to be less impacted by the economic slowdown and to the extent their assets are affected, this will likely not impact their decision making on healthcare purchases. The UFH development projects to establish and build hospitals in China are to be funded with existing cash and credit facilities as described above, provided that there can be no assurances that such facilities will be sufficient, that the preconditions to disbursements under the facilities will be satisfied or that, in any event, disbursements under the IFC/DEG Facilities will be achieved. Our Medical Products division is somewhat dependent upon credit availability for the opening of bid and performance bonds and the extension of credit terms to our Chinese customers through our government backed financing packages. In addition, the budgeting cycle for large capital purchases by our customers could be impacted by the economic slowdown in China. As of the filing of this report, we have not experienced a slowdown in business, however we are experiencing delays in renewal of credit facilities as they expire (for example the UCB facility described above) and delays in approvals of new credit facilities similar in nature to the UCB facility (see “Risk Factors”). Should we experience a lack of sufficient credit availability it may result in delays of contract execution where substantial collateral to support required performance bonds would be required.

     Over the next twelve months we anticipate capital expenditures related to the maintenance and expansion of our existing business operations to total approximately $14.3 million. Our Healthcare Services division intends to finance approximately $13.3 million in capital development projects, including upgrades to its IT systems, expansions of existing facilities and establishment of new facilities in each operating market. These expansions will be funded through corporate capital reserves, cash flow from operations and limited short-term vendor financing arrangements. Our Medical Products division intends to finance approximately $1.0 million in capital expenditures for market expansion programs, including investment in equipment seeding programs under the vendor financing arrangement discussed above, from cash flows from operations and corporate capital reserves. In addition we intend to finance certain corporate expenditures of approximately $100,000 for regional office expansion and information systems development through cash flows from operations, additional bank loans to the extent available and corporate capital reserves
     In addition, as noted earlier, during fiscal 2008, we entered into agreements providing for $105 million in financings, the principal purpose of which is to fund expansion of our healthcare system in China. Over the next twelve months, included in the $13.3 million identified above, we anticipate capital expenditures related to these expansions to total approximately $8.4 million, including purchase and implementation of a new healthcare network IT system and design and initial construction of new hospital facilities in Guangzhou and Beijing. There can be no assurances that any of the foregoing projects will be completed, that the actual costs or timing of the projects will not exceed our expectations or that the foregoing expected sources of financing will be available or sufficient for any proposed capital expenditures.
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
FOREIGN CURRENCY EXCHANGE AND IMPACT OF INFLATION
     Because we generate over 68% of our revenue and over 71% of our expenses in Chinese currency, we have foreign currency exchange risk. The Chinese currency (RMB) is not freely traded and is closely controlled by the Chinese Government. The U.S. dollar has experienced volatility in world markets recently. During the nine month period ended December 31, 2008 the RMB strengthened against the US dollar resulting in a cumulative rate change of 2.54% for the period. During the twelve month period ended December 31, 2008 the RMB strengthened against the US dollar resulting in a cumulative rate change of 6.42% for the year. During the three month and nine month period ended December 31, 2008, we had exchange gains of $385,000 and $513,000 which are included in general and administrative expenses on our consolidated condensed statements of operations.

     As part of our risk management program, we also perform sensitivity analyses to assess potential changes in revenue, operating results, cash flows and financial position relating to hypothetical movements in currency exchange rates. Our sensitivity analysis of changes in the fair value of the RMB to the US dollar at December 31, 2008, indicated that if the U.S. dollar uniformly increased in value by 10 percent relative to the RMB, then we would have experienced a decrease of 26% net income. Conversely, a 10 percent increase in the value of the RMB relative to the US dollar at December 31, 2008, would have resulted in a 31% increase of net income.
     During the three month period ended December 31, 2008 the average annualized rate of inflation (CPI) in China was 2.5% and in the United States was 1.6%. During the nine month period ended December 31, 2008 the average annualized rate of inflation (CPI) in China was 5.2% and in the United States was 3.8%.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     As of December 31, 2008 the Company held the majority of its cash, cash equivalents and investments in 100% principal guaranteed short term money market accounts or fixed rate investments rated one of the two highest rating categories, i.e., “AA” or “AAA” or the equivalent categories (see “Liquidity and Capital Resources”). The Company is also exposed to certain foreign currency exchange risk (see “Foreign Currency Exchange and Impact of Inflation”).
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
     There were no changes in our internal control over financial reporting during the period ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
     In 2008 there were significant disruptions in the world financial and credit markets, including those in China, which have continued in 2009. These events have been prolifically reported in the media. Should there be a catastrophic collapse of the global financial structure or continued downturns in China, we could lose our asset base and daily business operations which could result in our being unable to operate the Company.
     Our cash and investments have been negatively impacted due to the drop in world wide markets, which has and will limit the amount of interest income earned.
     Our Healthcare Services division is dependent on foreign residents in Beijing, Shanghai and Guangzhou for the majority of its patients. Should foreign businesses significantly reduce their China operations, our hospitals could sustain a reduction in business which may result in losses. To a lesser extent, our hospitals are dependent on affluent Chinese citizens for the minority of its patients. Should the slowdown in the Chinese economy continue and worsen, our hospitals could sustain a reduction in business which may result in losses.
     Our Medical Products division is somewhat dependent upon credit availability for the opening of bid and performance bonds and the extension of credit terms to our Chinese customers through our government backed financing packages. We may experience delays in renewal of existing credit facilities as they expire and/or delays in approvals of new credit facilities similar in nature to our existing facilities (see “Liquidity and Capital Resources”). Should we experience a lack of sufficient credit availability it may result in loss of bidding opportunities, delays in contract execution or cancellation of contracts. In addition, the budgeting cycle for large capital purchases by our customers could be impacted by the economic slowdown in China. Should the slowdown continue and worsen, our products division could experience significant reductions in business flow which may result in losses.
ITEM 4. SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS
None.

ITEM 6. EXHIBITS
The exhibits listed below are filed as a part of this quarterly report:

3.1	Amended and Restated Certificate of Incorporation of the Company dated October 28, 2004. Incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2005.

3.2	Amendment to Certificate of Incorporation dated July 10, 2007. Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on July 10, 2007.

3.3	By-laws of the Company. Incorporated by reference to Annex C to the Company’s Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on September 7, 2002.

3.4	Certificate of Designations of Series A Junior Participating Preferred Stock of Chindex International, Inc. Incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2007.

4.1	Form of Specimen Certificate representing the Registrant’s Common Stock. Incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form SB-2 (No. 33-78446) (The “IPO Registration Statement”).

4.2	Form of Specimen Certificate representing Class B Common Stock. Incorporated by reference to Exhibit 4.3 to the IPO Registration Statement.

4.3	Rights Agreement, dated as of September 7, 2007, between Chindex International, Inc. and American Stock Transfer & Trust Company, as Rights Agent, which includes form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Stock as Exhibit C. Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on September 7, 2007.

4.4	2007 Stock Incentive Plan as amended and restated as of December 15, 2008 (filed herewith)

10.1	Amended and Restated Employment Agreement dated as of December 15, 2008 between the Company and Roberta Lipson (filed herewith)

10.2	Amended and Restated Employment Agreement dated as of December 15, 2008 between the Company and Elyse Beth Silverberg (filed herewith)

10.3	Amended and Restated Employment Agreement dated as of December 22, 2008 between the Company and Lawrence Pemble (filed herewith)

10.4	Amended and Restated Employment Agreement dated as of December 1, 2008 between the Company and Anne Moncure (filed herewith)

10.5	Employment Agreement dated as of November 11, 2008 between the Company and Robert Low (filed herewith)

31.1	Certification of the Company’s Chief Executive Officer Pursuant to Rule 13a-14(a) (filed herewith)

31.2	Certification of the Company’s Chief Financial Officer Pursuant to Rule 13a-14(a) (filed herewith)

31.3	Certification of the Company’s Principal Accounting Officer Pursuant to Rule 13a-14(a) (filed herewith)

32.1	Certification of the Company’s Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 (filed herewith)

32.2	Certification of the Company’s Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 (filed herewith)

32.3	Certification of the Company’s Principal Accounting Officer Pursuant to 18 U.S.C. Section 1350 (filed herewith)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHINDEX INTERNATIONAL, INC.

Dated: February 9, 2009	By: /s/ Lawrence Pemble
Lawrence Pemble
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Dated: February 9, 2009	By: /s/ Robert C. Low
Robert C. Low
Vice President of Finance, Chief Accounting Officer and Corporate Controller
(Principal Accounting Officer)