Form 10-K
period 2009-03-31
CHINDEX INTERNATIONAL INC
filed 2009-06-12
CIK 922717

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended March 31, 2009
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
Common Stock, $.01 par value and associated Preferred Stock Purchase Rights
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐   No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑   No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in a definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐   No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑
The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of September 30, 2008 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $144,585,099.
The number of shares outstanding of each of the registrant’s class of common equity, as of May 20, 2009, was 13,452,007, shares of Common Stock and 1,162,500 shares of Class B Common Stock.
Documents Incorporated by Reference: Part III: Proxy Statement with respect to the registrant’s 2009 annual meeting of shareholders.

CHINDEX INTERNATIONAL, INC.
TABLE OF CONTENTS

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES	79

PART IV	79

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES	79

PART I
ITEM 1. BUSINESS
General
     Chindex International, Inc. (which we refer to as “Chindex” or “the Company,” “we” or “us”), founded in 1981, is an American company operating in several healthcare markets in China, including Hong Kong. Revenues are generated from the provision of healthcare services and the sale of medical equipment, instrumentation and products. The Company operates in two business segments.
•	Healthcare Services division. This division operates the Company’s United Family Healthcare network of private hospitals and clinics. United Family Healthcare currently owns and operates hospitals and affiliated clinic facilities in the Beijing, Shanghai and Guangzhou markets. The division also operates a managed clinic in the city of Wuxi south of Shanghai. We have undertaken a number of market expansion projects in our current markets. In Beijing, we expect to significantly increase service offerings through expansion expected to commence in 2010 of our existing hospital campus and the opening of additional affiliated clinics. In Shanghai, expansion projects are expected to include increased services at the current hospital campus and the opening of additional affiliated clinics, which expansion is expected to commence in 2010. In Guangzhou, the Company intends to build a main 125-bed hospital facility expected to open in 2012. The Chinese Government’s recently released plan for healthcare reform encourages private investment, such as Chindex’s United Family Healthcare, as the primary source for development of specialty and premium healthcare services within the Chinese healthcare system. For our fiscal year ended March 31, 2009, which we refer to as “fiscal 2009,” the Healthcare Services division accounted for 46% of the Company’s revenue. (See Note 15 to the consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.)

•	Medical Products division. This division markets, distributes and sells select medical capital equipment, instrumentation and other medical products for use in hospitals in China and Hong Kong on the basis of both exclusive and non-exclusive agreements with the manufacturers of these products. The division revenues are generated through a nation-wide direct sales force that also manages local sub-dealers regionally throughout the country. The division’s distribution business provides supply chain management and logistics services to both divisions of the Company. Divisional growth is expected through increasing sales of our existing product portfolio, the addition of new product lines and the continued offering of government-backed financing instruments to our customers in China. We believe the Chinese Government’s recently announced three-year, $120 billion stimulus package will help stimulate the market for medical devices from bottom to top and serve to deepen our market penetration in medium term. For fiscal 2009, the Medical Products division accounted for 54% of our revenue. (See Note 15 to the consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.)
Healthcare Services Division
     United Family Healthcare Network (UFH)
     In 1997, we opened the first private, international standard hospital in Beijing, which constituted our entry into the healthcare services arena. The development of the United Family Healthcare network has continued in Beijing with the expansion of clinical services and opening of freestanding outpatient clinics. In 2004 we opened our second United Family hospital in Shanghai. This made UFH the only foreign-invested, multi-facility hospital network in China. In 2008, we expanded the network to include operations in the southern China market of Guangzhou. Our facilities are managed through a corporate level shared administrative network allowing cost and clinical efficiencies.

     The mission of our United Family Healthcare network is to deliver top quality, international standard healthcare services to the largest urban centers in China. Our patient base includes the expatriate communities and China’s rapidly growing upper-middle class. Emphasizing the need for well-care (routine visits in the absence of illness) and patient-centered care (involving the patient in healthcare decisions), United Family Healthcare facilities offer a full range of top-quality family healthcare services, including 24/7 Emergency Rooms, ICUs and NICUs, ORs, clinical laboratory, radiology and blood banking services for men, women and children. An international standard healthcare network not only provides healthcare services at a level generally recognized and accepted internationally in the developed world, but also manages its operations according to generally accepted international principles, such as those related to transparency, infection control, medical records, patient confidentiality, peer review, etc. Our hospitals and clinics are staffed by a mix of Western and Chinese physicians. Our facilities are also committed to community outreach programs and offer healthcare education classes, including CPR, Lamaze and Stress Management.
     The United Family Hospitals in both Beijing and Shanghai are 50-bed models with affiliated satellite clinics strategically located to expand geographical reach and service offerings into our target patient markets in those cities. Our United Family Clinic in Guangzhou opened in 2008 in advance of our main hospital facility, which we expect to open in 2012. In all three markets, we maintain direct billing relationships with most insurers providing coverage for the expatriate communities. Premium health insurance products are not yet widely available to our Chinese patient base. We have been active over time in facilitating the introduction of more comprehensive insurance products for the Chinese communities to address the expanding market for high quality healthcare services in the affluent population segments. In addition, in 2008 the Chinese government announced a broad based plan for reform of the Chinese healthcare system which included increasing investment, including a three-year $120 billion stimulus program, and the development of health insurance products for the Chinese population. United Family Healthcare facilities generally transact business in local Chinese currency. Services provided to patients who are not covered by insurance are on a cash basis.
     Our long-term expansion plans include targeted expansion into largely Chinese populated markets through the development of additional United Family Healthcare facilities in Chinese cities such as Chengdu, Tianjin, Ningbo, Wuxi and Xiamen as well as additional facilities in our existing markets of Beijing, Shanghai and Guangzhou. Our plans also include the continued expansion of services in existing facilities and the opening of additional affiliated satellite clinics and hospitals. Market expansion projects are underway in each geographic market. In Beijing, we expect to significantly expand service offerings throughout 2010 through doubling the size and bed count of our existing hospital campus as well as open additional affiliated clinics. In Shanghai, expansion projects are expected to include increased services at the current hospital campus throughout 2009 and the opening of additional affiliated clinics in 2010. In Guangzhou, the Company expects to build a hospital facility which is expected to open in 2012. To provide financing for these development projects, during fiscal 2008, we entered into a series of equity and debt financings and facilities that provided for up to $105 million in total financing (see “Liquidity and Capital Resources” and Notes 7 and 8 to the consolidated financial statements). All of our expansion plans depend on the availability of capital resources, as to which there can be no assurances.
     We have also initiated a pilot project to market our hospital management expertise to third party facilities not owned by Chindex. Our first managed facility was opened in the city of Wuxi in April of 2008.
     UFH — Beijing Market — Beijing United Family Hospital (BJU) and Clinics
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
     There are currently two satellite clinics affiliated with BJU. The first, opened in 2002, is Beijing United Family Clinic — Shunyi. The Shunyi Clinic is located in the high rent residential suburb of Shunyi County. It is also located near the International School of Beijing. The second, opened in June of 2005, is Beijing United Jianguomen Clinic. It is in downtown Beijing located in a prestigious luxury hotel complex in the heart of the diplomatic district. These clinics are part of the BJU expansion strategy and both were expanded during fiscal 2009. We are currently executing a major expansion of market operations in Beijing. This expansion will include the expansion of our existing hospital campus to double our size and available beds in the next two years including a major new clinic facility to open within the next year. Additional clinical service offerings, including comprehensive cancer care, neurosurgery and orthopedic surgery, will be aimed primarily toward the local Chinese market.
     The UFH network in Beijing received accreditation from the Joint Commission International (JCI) in 2004 and its first reaccreditation in 2008. The UFH network in Beijing and Shanghai is the only accredited healthcare network in North Asia and one of only three JCI accredited hospitals in China.
     UFH — Shanghai Market — Shanghai United Family Hospital (SHU) and Clinics
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
     There is currently one satellite clinic affiliated with SHU, the Shanghai Racquet Club Clinic, which is also geographically located in a luxury expatriate residential district. The second satellite clinic affiliated with SHU is currently under development and is planned to open in fiscal 2010. It will be located in the Pudong district, the eastern side of the Huangpu River, another major residential concentration of expatriate and affluent Chinese populations.
     The UFH hospital in Shanghai received its first accreditation by the JCI in mid-2008. It is the only JCI accredited facility in Shanghai. As a cornerstone component of the quality standard that is the hallmark of UFH, it is the goal of the organization that all its facilities be JCI accredited or eligible for such accreditation.
     UFH — Guangzhou Market — Guangzhou United Family Clinic (GZC)
In 2008 we opened our market entry facility in the southern city of Guangzhou. The Guangzhou United Family Clinic is located in the Yuexiu District of Guangzhou, a centrally located district in the affluent Chinese and international business and diplomatic community. In contrast to our other affiliated clinics in Beijing and Shanghai, which were opened in support of a main hospital facility, the Guangzhou clinic is a stand-alone facility offering a broad scope of clinical services. This allows for UFH brand development and market penetration in Guangzhou in advance of our main 125-bed hospital currently scheduled to open in 2012. We believe that the demand for UFH services in Guangzhou is growing rapidly. We are in the process of developing inpatient service offerings for our growing patient base through a dedicated UFH ward housed in a local hospital, in advance of the opening of our stand-alone facility.
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
     Chindex owns and operates local subsidiaries in China, Hong Kong, Germany and other international locations that provide global distribution services to all of our operating departments and divisions. In China, our operations include distribution/logistics centers in Beijing, Shanghai and Guangzhou and additional local warehouses in eastern China that support local Medical Product division sales. In Germany, our operations coordinate the execution of German KfW Development Bank financing projects. In Hong Kong, our operations service the local markets for certain products. Global export operations for all equipment being exported to China are managed from the Chindex corporate offices in the United States.

     The products sold by the Medical Products division include diagnostic color ultrasound imaging devices, robotic surgical systems and instrumentation, chemistry analyzers, mammography and breast biopsy devices and lasers for cosmetic surgery.
     Subject to the availability of capital and other conditions, in the Medical Products division we expect continued expansion of sales in all current product offerings as well as the addition of select new product lines and continued growth from our government backed financing programs. We believe that our new product technologies in diagnostic ultrasound, robotically assisted surgical systems and woman’s health imaging systems in particular are key growth segments of the market for medical devices in China. Our product development process is focused on new areas of minimally invasive and robotic surgical techniques. We believe that the Chinese Government’s increasing investment in the healthcare system in China, including the recently announced three-year, $120 billion stimulus package, will help to stimulate the market for medical devices from bottom to top and serve to deepen our market penetration in medium term. In addition, our long-range development programs will focus on growing comprehensive supply chain services through strategic partnerships and expansion of our distribution channels.
Discontinued Operations
     In fiscal 2006, we decided to close the retail operations of our former Healthcare Products Distribution division, which had suffered continuing losses over a nine year period. The closure was completed by the end of fiscal 2007. The distribution and logistics services that had been part of the discontinued operations were absorbed by the parent company.
Competition
     In the healthcare services business, there are no Western-owned and operated hospital networks in China that compete with the UFH network in serving the expatriate, diplomatic and affluent local Chinese markets. Although several foreign-invested hospitals have been announced and are in the planning stages, we do not know of any that have successfully opened in the geographic areas of the current UFH network facilities that are as comprehensive or would offer the same full scope and quality of services. There are, however, several Western-style clinics funded and controlled by foreign and/or domestic investors and a variety of foreign-invested healthcare joint ventures that provide high quality outpatient and inpatient services marketed to the expatriate and affluent Chinese market segments in Beijing, Shanghai and Guangzhou.
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
Employees

     At March 31, 2009, the Company had 1,276 full-time salaried employees. Of these, 1,257 are in China or Hong Kong. Of the full-time personnel in China and Hong Kong, 114 are expatriates and 1,143 are Chinese or third country nationals. Of our non-U.S. based full-time employees, 919 are employed by the United Family Hospitals and Clinics. Neither the Company nor its subsidiaries is subject to any labor union contracts. The Company is not subject to seasonal fluctuations relative to employees. Employees’ compensation is usually indexed to local inflation statistics. The Company’s relations with its employees are good.
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
Risks Related to Our Business and Financial Condition
Global financial upheaval and credit restrictions may have a negative impact on operations
     In fiscal 2009 there were significant disruptions in the world financial and credit markets, including those in China, which have continued through the filing of this report. These events have been prolifically reported in the media. Should there be a catastrophic collapse of the global financial structure or continued downturns in China, we could lose our asset base and daily business operations, which could result in our being unable to operate the Company.
     Our cash and investments were and continue to be negatively impacted due to the drop in world-wide markets, which has and will limit the amount of interest income earned.
     Our Healthcare Services division is dependent on foreign residents in Beijing, Shanghai and Guangzhou for the majority of its patients. Should foreign businesses significantly reduce their China operations, our hospitals could sustain a reduction in business, which may result in losses. To a lesser extent, our hospitals are dependent on affluent Chinese citizens for a portion of their patients. Should the slowdown in the Chinese economy continue or worsen, our hospitals could sustain a reduction in business which may result in losses.
     Our Medical Products division is somewhat dependent upon credit availability for the opening of bid and performance bonds and the extension of credit terms to our Chinese customers through our government backed financing packages. We have experienced and expect to continue to experience delays in renewal of credit facilities as they expire and/or delays or denials in approvals of new credit facilities similar in nature to our existing facilities (see “Liquidity and Capital Resources”). Should we experience a lack of sufficient credit availability it may result in loss of bidding opportunities, delays in contract execution or cancellation of contracts. In addition, the budgeting cycle for large capital purchases by our customers could be impacted by the economic slowdown in China. Should the slowdown continue or worsen, our products division could experience significant reductions in business flow which may result in losses.
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
     Our ability to service our indebtedness and to fund planned capital expenditures will depend on our ability to generate cash flow. Our ability to generate cash flow is dependent on many factors, including:
•	our future operating performance;

•	the demand for our services and products;

•	general economic conditions both in China and elsewhere and conditions affecting suppliers, customers and patients;

•	competition; and

•	legal and regulatory factors affecting us and our business, including exchange rate fluctuations.
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

     We have expanded our operations rapidly in recent years and continue to explore ways to extend our service and product offerings. Our growth may place a strain on our management systems, information systems, resources and internal controls. Our ability to successfully distribute products and offer services requires adequate information systems and resources and oversight from senior management. We will need to modify and improve our financial and managerial controls, reporting systems and procedures and other internal control and compliance procedures as we continue to grow and expand our business. If we are unable to manage our growth and improve our controls, systems and procedures, they may become ineffective, we may be unable to operate efficiently and we may lose the ability to manage many other aspects of our business effectively and/or experience errors or information lapses affecting public reporting.
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
     Our management has determined that as of March 31, 2009, we did maintain effective internal controls over financial reporting based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. However, in the year ended March 31, 2008, which we refer to as “fiscal 2008,” as a result of a material weakness in our internal control over financial reporting, management determined that we did not maintain effective internal controls over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. For a detailed description of the material weakness in fiscal 2008 and our remediation steps, see our annual report on Form 10-K for fiscal 2008 and subsequent quarterly reports on Form 10-Q for the periods ended June 30 and September 30, 2008. If we experience material weaknesses in internal control over financial reporting again in the future, our management will be unable to report favorably as to the effectiveness of our internal control over financial reporting and/or our disclosure controls and procedures, and we could be required to further implement expensive and time-consuming remedial measures and potentially lose investor confidence in the accuracy and completeness of our financial reports which could have an adverse effect on our stock price and potentially subject us to litigation.
If we lost the services of our key personnel, then our leadership, expertise, experience, business relationships, strategic and operational planning and other important business attributes would be diminished.
     Our success to a large extent depends upon the continued services of certain executive officers, particularly Roberta Lipson, the Chief Executive Officer, Lawrence Pemble, the Chief Financial Officer and Treasurer, and Elyse Beth Silverberg, the Executive Vice President and Secretary. We have entered into an employment agreement with Ms. Lipson, Ms. Silverberg and Mr. Pemble containing non-competition, non-solicitation and confidentiality provisions. The loss of service of any of our key employees could diminish our leadership, expertise, experience, business relationships, strategic and operating planning and other important business attributes, thus materially harming our business.
Our business could be adversely affected by inflation or foreign currency fluctuation.

     Because we receive over 60% of our revenue and generated 65% of our expenses within China, we have foreign currency exchange risk. The Chinese currency (RMB) is not freely traded and is closely controlled by the Chinese Government. The US dollar has experienced volatility in world markets recently. During fiscal 2009 the RMB strengthened against the USD resulting in a cumulative rate change of 2.5% for the year. During fiscal 2009, we had exchange gains of $342,000 which are included in general and administrative expenses on our consolidated statements of operations.
     As part of our risk management program, we also perform sensitivity analyses to assess potential changes in revenue, operating results, cash flows and financial position relating to hypothetical movements in currency exchange rates. Our sensitivity analysis of changes in the fair value of the RMB to the USD at March 31, 2009, indicated that if the U.S. dollar uniformly increased in value by 10 percent relative to the RMB, then we would have experienced a 9% decrease in net income. Conversely, a 10 percent increase in the value of the RMB relative to the USD at March 31, 2009, would have resulted in an 11% increase in net income.
     Based on the Consumer Price Index, in the fiscal year ended March 31, 2009, inflation in China was (1.2)% and inflation in United States was (0.4)%. The average annual rate of inflation over the three-year period from 2007 to 2009 was 3.9% in China and 3.0% in the United States.
     As an example of the impact of inflation on our operations, in fiscal 2009 we experienced an increase in salaries in the Healthcare Services division of $10,140,000 over the prior year due in large part to the renewal of multi-year physician contracts in an inflationary environment. There can be no assurances that similar impact will not be experienced in the future and result in an increase in operating costs.
We have entered into loan arrangements that could impair our financial condition and prevent us from fulfilling our business obligations.
     The Company has entered into financings with certain institutions pursuant to which we have incurred and may further incur indebtedness, which indebtedness will require principal and interest payments. As of March 31, 2009, our total indebtedness was approximately $25.3 million, including $12.8 million of Tranche C Convertible Notes to a subsidiary of J. P. Morgan Chase & Co (JPM), with up to an additional $25 million and $20 million of potential indebtedness pursuant to loan arrangements with International Finance Corporation (IFC) and DEG-Deutsche Investitions und Entwicklungsgesellschaft (DEG), respectively. See Note 7 to the consolidated financial statements. Our indebtedness could affect our future operations, for example by:
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
     The Tranche C Notes mature in 2017 and are convertible by the holder at any time and will be automatically converted upon the opening of two proposed new and/or expanded hospitals in China (the “JV Hospitals”), subject to compliance with certain financing provisions. Notwithstanding the foregoing, the Tranche C Notes would be automatically converted after the earlier of 12 months having elapsed following commencement of operations at either of the JV Hospitals or either of the JV Hospitals achieving break-

even earnings before interest, taxes, depreciation and amortization for any 12-month period ending on the last day of a fiscal quarter, subject to compliance with certain financing provisions. So long as we fail to meet the foregoing conditions to automatic conversion, then the notes would remain outstanding, ultimately requiring repayment in 2017 or earlier upon any acceleration.
We currently are unable and may not in the future be able to draw down under our existing loan facilities with the IFC and DEG, which facilities will be required for many of our expansion plans.
     We currently have loan arrangements relating to $25 million and $20 million with IFC and DEG, respectively (see Note 7 to the consolidated financial statements). Draws under the arrangement, as amended currently must commence by February 1, 2010 and July 1, 2010, respectively, and are contingent upon, among other things, the formation of new joint ventures in China that have yet to be approved to construct, equip and operate their respectively new Joint Venture Hospitals and related conditions. We have experienced delays in the development timeline and certain changes in project scope for the proposed healthcare facilities due to the fluctuations and uncertainties in the real estate markets in China resulting from the global economic downturn and as a result the joint ventures have yet to be formally approved. Prior to any draws under the facilities, we will have to reach agreement with the lenders on revisions to certain pre-conditions currently contained therein that have become outdated, including project scope and the applicable collateral. If we are not able to revise and then achieve these and any other pre-conditions by the deadline, then we would not be able to use the facilities, which would have a material adverse effect on achieving our expansion plans.
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
     The terms of our agreements with JPM impose covenants that if not complied with could result in claims for damages and the acceleration of the Tranche C Notes, which we may be unable to convert to our common stock.

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
     Our success in operating our hospitals and clinics will be, in part, dependent upon the number and quality of physicians on the medical staff of these hospitals and our ability to maintain good relations with our physicians. As we offer international standard healthcare at our hospitals and clinics, we are further dependent on attracting a limited number of qualified Western healthcare professionals, not all of whom have long-term relationships with China or intend to remain in China for extended periods of time. Physicians may terminate their affiliation with our hospitals at any time. If we are unable to successfully maintain good relationships with physicians, our results of operations may be adversely affected. In addition, the failure to recruit and retain qualified management, nurses and other medical support personnel, or to control labor costs, could have an adverse effect on our business and results of operations.
Our business is heavily regulated and failure to comply with those regulations could result in penalties, loss of licensure, additional compliance costs or other adverse consequences.
     Healthcare providers in China, as in most other populous countries, are required to comply with many laws and regulations at the national and local government levels. These laws and regulations relate to: licensing; the conduct of operations; the relationships among hospitals and their affiliated providers; the ownership of facilities; the addition of facilities and services; confidentiality, maintenance and security issues associated with medical records; billing for services; and prices for services. If we fail to comply with applicable laws and regulations, we could suffer penalties, including the loss of our licenses to operate. In addition, further healthcare legislative reform is likely, and could materially adversely affect our business and results of operations in the event we do not comply or if the cost of compliance is expensive. The above list of certain regulated areas is not exhaustive and it is not possible to anticipate the exact nature of future healthcare legislative reform in China. Depending on the priorities determined by the Chinese Ministry of Health, the political climate at any given time, the continued development of the Chinese healthcare system and many other factors, future legislative reforms may be highly diverse, including stringent infection control policies, improved rural healthcare facilities, introduction of health insurance policies, regulation of reimbursement rates for healthcare services, increased regulation of the distribution of pharmaceuticals and numerous other policy matters. Consequently, the implications of these future reforms could result in penalties, loss of licensure, additional compliance costs or other adverse consequences.
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
     Our information systems and applications require continual maintenance, upgrading and enhancement to meet operational needs. Moreover, the proposed expansion of facilities and similar activities requires transitions to or from, and the integration of, various information systems. We regularly upgrade and expand our information systems capabilities and, in fiscal 2007 began development and incremental implementation of new clinical and financial reporting systems throughout our healthcare services operations. This program, future upgrades to it and other proposed system-wide improvements in information systems are expected to require large capital expenditures. If we experience difficulties with the transition to or from information systems or are unable to properly implement, finance, maintain or expand our systems, we could suffer, among other things, from operational disruptions, which could adversely affect our prospects or results of operations.
Our operations face competition that could adversely affect our results of operations.
     Our Beijing, Shanghai and Guangzhou healthcare facilities compete with a large number and variety of healthcare facilities in their respective markets. There are numerous Chinese hospitals, many with VIP wards catering to the affluent Chinese market, available to the general populace, as well as international clinics serving the expatriate business, diplomatic community and affluent Chinese population. There can be no assurance that these or other clinics, hospitals or other facilities will not commence or expand such operations, which would increase their competitive position and potentially erode our market position. Further, there can be no assurance that a qualified Western or other healthcare organization, having greater resources in the provision or management of healthcare services, will not decide to begin operations similar to those being conducted by us in Beijing, Shanghai or Guangzhou.
Expansion of healthcare services to reach the Chinese population depends to some extent on the development of insurance products that are not available now.
     Medical insurance is not generally available to much of the Chinese population and reimbursement under Chinese government healthcare coverage is not allowed to our healthcare network. Consequently, visits to our hospital facilities by the local population normally must be paid for in cash. This limitation may impede the attractiveness of our services as compared to services for which government benefits are allowed, especially during challenging economic circumstances. Our expansion plans call for increasing the number of local Chinese who use our facilities. If we are not able to achieve this increase, our ability to continue to grow our Healthcare Services division of the Company would be materially adversely affected.
Our loan from the IFC places restrictions on the conduct of our healthcare services business.
     The existing loan from IFC to BJU and SHU, which is guaranteed by the parent company, requires us to achieve specified liquidity and coverage ratios and meet other operating requirements in order for us to conduct certain transactions in our healthcare services business.

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
We may not be able to complete our proposed new and/or expanded hospital projects on budget if at all, which would materially and adversely affect our financial condition and proposed expansion.
     The JPM, IFC and DEG financings and future financings have been designed to provide a portion of required funds for our proposed new and/or expanded healthcare facility projects. As presently budgeted, such projects will require more financing than we currently have obtained. In addition, we currently are unable and may not in the future be able to draw down under the IFC and DEG facilities. Such projects are in various early development stages and will take significant time to complete, which completion cannot be assured. If we are unable to obtain sufficient financing, including establishing our ability to draw under the IFC and DEG facilities, our budgeted costs are incorrect or other factors, such as Chinese government regulations or global economic circumstances for example, which interfere with our ability to complete such projects, then we may not be able to complete the projects as planned or at all, which would result in the incurrence of debt and other costs that are not necessarily offset by the anticipated revenues from the projects. In addition, obtaining additional financing and completing the projects may be required to automatically convert the Tranche C Notes. If such financing cannot be obtained and the projects cannot be completed, then the Tranche C Notes would remain outstanding, ultimately requiring repayment which may interfere with future borrowing.
Risks relating to our Medical Products Division
Future Losses in the Division

     We have experienced losses in the Medical Products division over three of the past four fiscal years due to a variety of factors including delays in product registration approvals from the Chinese government, delays in renegotiating the trade agreements between the United States and China allowing the use of U.S. Ex-Im backed financings and other factors. There can be no assurance that we will not experience operating losses in the future, which would have a negative impact on corporate results.
We depend on our relations with suppliers and would be adversely affected by the termination of arrangements with, or shortage or loss of any significant product line from them.
     We rely on a limited number of suppliers that account for a significant portion of our revenues. During the fiscal year ended March 31, 2009, 2008 and 2007, Siemens Medical Solutions (Siemens) represented 39%, 64% and 53% of our product revenue, respectively. Although a substantial number of our relationships with our capital equipment suppliers, including Siemens, are pursuant to exclusive contracts, the relationships are based substantially on specific sales quotas and mutual satisfaction in addition to the other terms of the contractual arrangements. Our agreement with Siemens was renewed on October 1, 2008 for a 15-month term and is expected to be renewed in the future with sales quotas established annually. The agreement with Siemens and contracts with our other suppliers often contain short-term cancellation provisions permitting the contracts to be terminated, substantially amended on short notice (from 30 days to six months), minimum sales quantity requirements or targets and provisions triggering termination upon the occurrence of certain events. From time to time, we and/or our suppliers terminate or revise our respective distribution arrangements. There can be no assurance that cancellations of, or other material adverse effects on our contracts, will not occur. There can be no assurance that our suppliers will not elect to change their method of distribution into the Chinese marketplace to a form that does not use our services.
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
Our sales of medical products depend to some extent on our suppliers maintaining the required product registrations required to sell their products in China. If a supplier fails to maintain or renew such product registrations in a timely manner we would be unable to sell their products and this could adversely impact our revenues.
     The Chinese government requires all medical devices to be registered for sale by the Chinese SFDA and other Chinese government organizations. For the products we represent some of these registrations are handled by ourselves and some of them are handled by the original equipment manufacturer. If the manufacturers are not timely with their registrations or let them expire prior to renewal, we would be unable to sell their products and our revenues would be negatively impacted.
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
     During fiscal 2009, 2008 and 2007 we recognized $19,862,000, $2,845,000 and $8,960,000 in sales, respectively, related to third party financings pursuant to U.S. Export-Import Bank and German KfW Development Bank loan programs that constituted 22%, 4% and 15% of our product sales for those years. The U.S. Export-Import Bank loan guarantee program that we developed and utilized several times between 1995 and 2002 was halted between 2003 and 2006 due to government-to-government negotiations over a new framework agreement. Periodic financings obtained for customers have had a positive impact on our results of operations during the periods in which they are consummated, including the last three fiscal years, but may not be indicative of future results. The arrangements for these financings and resultant sales are planned and implemented over a long period of time prior to our recognition of the revenue for them. As a result of the financings, we recognized relatively substantial sales during relatively short periods. Accordingly, our results of operations for the respective fiscal quarters during which the sales were reflected were significantly and positively impacted by the timing of the payments from the financings and were not necessarily indicative of our results of operations for any other quarter or fiscal year. There can be no assurance that the KfW Development Bank, the U.S. Export-Import Bank or any other financing commitments will be obtained by us for our customers in the future. The absence of these financings would have a material adverse impact on our sales volume and results of operations.
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
     We do not maintain product liability insurance, but we do request that we be named as an “additional insured” on policies held by our manufacturers. There can be no assurance that one or more liability claims will not exceed the coverage limits of any of such policies. We currently represent 5 manufacturers and are named as an additional insured on 3 of those manufacturers’ liability policies and are otherwise protected from substantial liability risk through language inserted in our agency agreements with an additional two of those manufacturers. Since most products handled by us do not involve invasive measures, they do not represent a significant risk from product liability.
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
     Our growth strategy includes increased sales of medical instrumentation and other medical products to independent sub-distributors and dealers, who in turn sell to end users. If the efforts of such sub-distributors and dealers prove unsuccessful, if such sub-distributors and dealers abandon or limit their sales of our products, or if such sub-distributors and dealers encounter serious financial difficulties, our results of operations and financial condition could be adversely affected. Sub-distributors and dealers purchase from us to fill specific orders from their customers or to maintain certain predetermined stocking levels. There can be no assurance that sub-distributors and dealers will continue to purchase our products. Further, such sub-distributors and dealers generally are not exclusive to us and are free to sell, and do sell, competing products.
If the Chinese Government tightens controls or policies on purchases of medical equipment or implements reforms which disrupt the market for medical devices, including eliminating VAT and Duty exemptions for procurement under KfW Development Bank or U.S. Export-Import Bank financings, our sales could be adversely affected.
     The Chinese Government has adopted a number of policies relating to purchase of medical products that affect how we can market and sell such products. For example, for most high value products the Chinese Government requires that a public tendering process be utilized instead of direct sale negotiations between suppliers and customers. In fiscal 2009, we continued to experience an expansion of the tendering requirement to include less expensive products as well as the government-backed loan programs associated with the U.S. Export-Import Bank and the German KfW Development Bank. To the extent that requirements such as the tendering regulations continue to expand, our sales could be adversely affected. In addition, the Chinese Government’s attempt at instituting reform programs directed at the procurement processes for medical devices, including potentially eliminating VAT and import duty exemptions for procurement under government backed financings such as our KfW Development Bank or U.S. Export-Import Bank financings, have from time-to-time resulted in disruptions in the marketplace that have adversely affected our sales. Elimination of VAT and import duty exemptions related to procurement under government backed financings could render such programs uncompetitive and our sales could be adversely affected. There can be no assurances as to when such reform programs will be initiated in the future or how long they will last.
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
     The Chinese Government has often reiterated its policy of furthering reforms in the socialist market economy. No assurance can be given that these changes will not have an adverse effect on business conditions in China generally or on our business in particular.
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

The conversion of Renminbi (RMB) into foreign currency is regulated, and these regulations could adversely affect us.
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
The SARS outbreak or similar outbreak, such as Avian flu or Swine Flu, could further adversely affect our operations.
     In March 2003, several countries, including China, experienced an outbreak of a new and highly contagious form of atypical pneumonia now commonly known as Severe Acute Respiratory Syndrome, or SARS. The severity of the outbreak in certain municipalities, such as Beijing, and provinces, such as Guangdong Province, materially affected general commercial activity. Since the SARS epidemic in China had conflicting impacts on our healthcare businesses, the extent of the adverse impact that any future SARS outbreak or similar epidemic such as Avian flu or Swine flu, could have on the Chinese economy and on us cannot be predicted at this time. Any further epidemic outbreak could significantly disrupt our ability to adequately staff our facilities and may generally disrupt operations. In particular, a large percentage of the expatriate community that uses our healthcare services left China during the height of the SARS epidemic and could be expected to do so again under similar circumstances. Although no one is able to predict the future impact of SARS, the Chinese Government and the Chinese healthcare industry have taken measures to prepare in the event of another SARS outbreak. The Chinese Government has indicated that any future outbreak would be contained and not present the same magnitude of social and economic disruption as experienced in the first outbreak. Recently, there have been cases of Swine flu in the human population. While the risk of sustained human-to-human transmission is low, the possibility of new virus outbreaks and related adverse impact on our ability to conduct normal business operations cannot be discounted. Any further such outbreak could severely restrict the level of economic activity in affected areas, which could have a material adverse effect on us as previously experienced.
Natural disasters, such as the earthquake in Sichuan Province in May 2008, could adversely affect our business operations.
     In May 2008 a major earthquake struck the southwestern Province of Sichuan. This event and the subsequent disaster relief efforts were widely reported by the international press. As a result of the catastrophe many tens of thousands were killed and the lives of millions of Chinese citizens were impacted. This event has significantly disrupted our ability to conduct the normal business operations of the medical products division in the southwest region during disaster recovery operations during the year. In addition, the Company’s healthcare services division donated resources to assist the disaster recovery efforts. Similar natural disasters could have a similar adverse effect on our operations.
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
     Certain of our present management stockholders own 1,162,500 shares of our Class B common stock, which vote as a single class with the common stock on all matters except as otherwise required by law. The Class B common stock and the common stock are identical on a share-for-share basis, except that the holders of Class B common stock have six votes per share on each matter considered by our stockholders. As of March 31, 2009, the three management holders of our outstanding Class B common stock represented approximately 8% of our outstanding capital stock and were deemed to beneficially own capital stock representing approximately 34% of total voting power and may be able to cause the election of all of our directors. These management stockholders have sufficient voting power to determine, in general, the outcome of any corporate transaction or other matter submitted to our stockholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets. The disproportionate vote afforded the Class B common stock could serve to impede or prevent a change of control. As a result, potential acquirers will be discouraged from seeking to acquire control through the purchase of common stock, which could have a depressive effect on the price of our securities. In addition, the effective control by these management stockholders could have the effect of preventing or frustrating attempts to influence, replace or remove management.
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
     We lease approximately 101,000 square feet in Beijing for hospital and clinic operations as well as for administrative departments. In addition, we have recently leased additional space of approximately 88,000 square feet as a part of our expansion plan in the Beijing market. These leases expire between fiscal 2010 and 2024 and include a right of first refusal for renewal. These facilities are used by the Healthcare Services division.
     We lease approximately 65,000 square feet in Shanghai for hospital and clinic operations as well as for administrative departments. The lease for our hospital facility in Shanghai expires in 2019. This facility is used by the Healthcare Services division.
     We lease approximately 7,000 square feet in Guangzhou for clinic operations. The lease for our clinic facility in Guangzhou expires in 2017. This facility is used by the Healthcare Services division.
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

	High	Low
Year Ended March 31, 2008:
First Quarter	$16.20	$11.63
Second Quarter	17.83	10.17
Third Quarter	24.67	15.80
Fourth Quarter	29.17	19.33
Year Ended March 31, 2009:
First Quarter	$28.79	$14.60
Second Quarter	18.30	9.85
Third Quarter	10.62	5.21
Fourth Quarter	8.90	3.50
     As of May 18, 2009, there were 26 record holders of our common stock and six record owners of our Class B common stock. We have never declared or paid cash dividends on our common stock. We currently intend to retain all available funds and future earnings, if any, for use in the operation and expansion of our business and do not anticipate paying dividends in the foreseeable future. We did not repurchase any shares of common stock in the fourth quarter of fiscal 2009.
     Equity compensation plan information as of March 31, 2009 is as follows:

(c)
Number of
Securities
Remaining
	(a)		Available for
	Number of	(b)	Future
	Securities to	Weighted	Issuance
	Be Issued	Average	Under Equity
	Upon	Exercise	Compensation
	Exercise of	Price of	Plans
	Outstanding	Outstanding	(excluding
	Options,	Options,	securities
	Warrants	Warrants	reflected in
	and Rights	and Rights	column (a))

Plan Category
Equity Compensation Plans Approved By Security Holders
1994 Stock Option Plan	610,634	$2.87	—
2004 Stock Incentive Plan	338,000	$4.18	—
2007 Stock Incentive Plan	840,550	$13.47	454,550
Equity Compensation Plans Not Approved By Security Holders	None	None	None

Total	1,789,184		454,550

Other information required by this Item can be found in Note 8 to the consolidated financial statements.

ITEM 6. SELECTED FINANCIAL DATA
(in thousands, except for per share data)

	Year ended March 31,
	2009	2008	2007	2006	2005

Statement of Operations Data (a)
Revenue	$171,442	$130,058	$105,921	$90,836	$83,159
Percent increase over prior period	32%	23%	17%	9%	10%
Net income (loss) from continuing operations	4,964	3,655	2,982	167	(3,924)

Net income (loss) from continuing operations per share — basic	.34	.32	.29	.02	(.49)
Net income (loss) from continuing operations per share — diluted	.31	.27	.26	.02	(.49)

Market closing price per share — end of year	4.97	25.17	11.61	6.04	4.12
Book value per share — end of year	6.60	6.14	2.62	2.25	2.56
Cash dividends declared	.00	.00	.00	.00	.00

Balance Sheet Data (at end of period):
Total assets	$162,637	$135,979	$62,907	$57,046	$57,288
Long term debt and capitalized leases	23,709	22,578	8,737	8,660	2,873
Total stockholders’ equity	96,440	87,388	27,918	22,638	24,963

	Year ended March 31,
	2009	2008	2007	2006	2005

Segment information:

Healthcare Services division-revenue	$79,357	$65,817	$47,944	$36,500	$22,801
Healthcare Services division -operating income (loss)	7,309	10,342	5,028	1,585	(2,844)

Medical Products division-revenue	92,085	64,241	57,977	54,336	60,358
Medical Products division -operating (loss) income	508	(2,607)	(1,154)	(1,436)	(880)

Per share information has been retroactively adjusted to give effect to the three-for-two stock split in the form of a stock dividend, which was announced by us on March 18, 2008 with a record date of April 1, 2008.

(a)	In fiscal 2006, the Company determined that the retail operations of our former Healthcare Products Distribution division, which had suffered continuing losses over a nine-year period, would be closed. The close-down of the retail operations, which distributed health and personal care products to the consumer markets in China through retail pharmacies, was completed by the end of fiscal 2007. The distribution and logistics services, which had been part of the discontinued division, have been absorbed by the parent company. The distribution of medical products that had been conducted in the former Healthcare Products Distribution division is now conducted by the Medical Products division. The operating results related to the closedown of this business have been segregated from continuing operations and reported as discontinued operations on a separate line item on the consolidated statements of operations. The segment information in the table above has been restated to reflect the new reporting structure. See Notes 15 and 16 to the consolidated financial statements.

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
Chindex International, Inc. is a Delaware corporation with headquarters located in the Washington, D.C. metropolitan area. We were founded in 1981 and provide healthcare services and products to China including Hong Kong. In fiscal 2006, we determined to discontinue the retail operations of our former Healthcare Products Distribution division, which had suffered continuing losses over a nine year period. The operations which distributed health and personal care products to the consumer markets in China through retail pharmacies were completely closed by the end of fiscal 2007. The distribution and logistics services, which had been part of the discontinued division, have been absorbed by the parent company. The operating results related to the closedown of this business have been segregated from continuing operations and is reported as discontinued operations on a separate line item on the consolidated statements of operations. See Notes 15 and 16 to the Company’s consolidated financial statements.
     We now operate in two business segments:
•	Healthcare Services division. This division operates the Company’s United Family Healthcare network of private hospitals and clinics. United Family Healthcare currently owns and operates hospitals and affiliated clinic facilities in the Beijing, Shanghai and Guangzhou markets. The division also operates a managed clinic in the city of Wuxi south of Shanghai. We have undertaken a number of market expansion projects in our current markets. In Beijing, we expect to significantly increase service offerings through expansion expected to commence in 2010 which will double the size and bed count of our existing hospital campus and the opening of additional affiliated clinics. In Shanghai, expansion projects are expected to include increased services at the current hospital campus and the opening of additional affiliated clinics, which expansion is expected to commence in 2010. In Guangzhou, the Company intends to build a main 125-bed hospital facility expected to open in 2012. The Chinese Government’s recently released plan for healthcare reform encourages private investment, such as Chindex’s United Family Healthcare, as the primary source for development of specialty and premium healthcare services within the Chinese healthcare system. For our fiscal year ended March 31, 2009, which we refer to as “fiscal 2009,” the Healthcare Services division accounted for 46% of the Company’s revenue. (See Note 15 to the consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.)

•	Medical Products division. This division markets, distributes and sells select medical capital equipment, instrumentation and other medical products for use in hospitals in China and Hong Kong on the basis of both exclusive and non-exclusive agreements with the manufacturers of these products. The division revenues are generated through a nation-wide direct sales force that also manages local sub-dealers regionally throughout the country. The division’s distribution business provides supply chain management and logistics services to both divisions of the Company. Divisional growth is expected through increasing sales of our existing product portfolio, the addition of new product lines and the continued offering of government-back financing instruments to our customers in China. The Chinese Government’s increasing investment in the healthcare system in China, including the recently announced three-year, $120 billion stimulus package will help to stimulate the market for medical devices from bottom to top and serve to deepen our market penetration in the medium term. For fiscal 2009, the Medical Products division accounted for 54% of our revenue. (See Note 15 to the consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.)
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
     Our Healthcare Services division is subject to challenges and risks associated with operating in China, including the laws, policies and regulations of the Chinese Government concerning healthcare facilities and dependence upon the healthcare professionals staffing our hospital and clinic facilities. Our operating results vary from period to period as a result of a variety of social and epidemiological factors in the patient base served by our hospital network and the investment and development cycle related to the opening of new facilities.
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
     Some of our accounting policies require higher degree of judgment than others in their application. These include revenue recognition, receivable collectibility, valuation allowance of deferred tax assets and inventories. In addition, Note 1 to the consolidated financial statements includes further discussion of our significant accounting policies.

Revenue recognition
     The Company earns revenue from providing healthcare services and sales of products. Substantially all revenue in the Healthcare Services division is from providing services and substantially all revenue in the Medical Products division is from the sale of products. See Note 15 on the Company’s consolidated financial statements for further information on sales by division.
     Revenue related to services provided by the Healthcare Services division is net of contractual adjustments or discounts and is recognized in the period services are provided. The Healthcare Services division makes an estimate at the end of the month for certain inpatients who have not completed service. This estimate reflects only the cost of care up to the end of the month.
     Revenue related to the sale of medical equipment, instrumentation and products to customers in China by our Medical Products division is recognized upon product shipment. Revenue from sales to customers in Hong Kong is recognized upon delivery. We provide installation, warranty, and training services for certain of our capital equipment and instrumentation sales. These services are viewed as perfunctory to the overall arrangement and are not accounted for separately from the equipment sale. Costs associated with installation, training and standard warranty are not significant and are recognized in cost of sales as they are incurred. Sales involving multiple elements are analyzed and recognized under the guidelines of SAB 104, “Revenue Recognition” and the Emerging Issues Task Force (EITF) 00-21, “Revenue Arrangements with Multiple Deliverables”. From time to time, the Company supplies products and services to its customers which are delivered over time. In some cases, this can result in deferral of revenue to future periods. Deferred revenue was $2,134,000 and $765,000 as of March 31, 2009 and March 31, 2008, respectively.
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
Receivable collectibility
     We grant credit to some customers in the ordinary course of business. Accounts receivable are reviewed on a quarterly basis to determine if any receivables will potentially be uncollectible based on the aging of the receivable and historical cash collections. Any accounts receivable balances that are determined to be uncollectible, along with a general allowance estimated as a percentage of probable collectibility, are included in the overall allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance.
     We recognized bad debt expense (benefit) in the Healthcare Services division of $1,649,000, $1,607,000 and $887,000 for the years ended March 31, 2009, 2008 and 2007, respectively and $(6,000), $66,000 and $711,000, in the Medical Products division for the years ended March 31, 2009, 2008 and 2007, respectively.
     We increased the consolidated reserve for doubtful accounts from $3,940,000 at March 31, 2008 to $5,041,000 at March 31, 2009.

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
     We have provided substantial deferred tax valuation allowances for certain deferred tax assets related to various subsidiaries in China and the U.S. as of March 31, 2009 because we are not able to conclude that it is more likely than not that those assets will be realized. The U.S. net operating loss carryforwards expire at varying dates through 2028 and the China net operating loss carryforwards expire at varying dates through 2013.
Inventories
     Inventory items held by the Healthcare Services division are purchased to fill hospital operating requirements and are stated at the lower of cost or net realizable value using the average cost method.
     Inventory held by the Medical Products division consists of items that are purchased to fill executed sales contracts, items that are stocked for future sales, including sales demonstration units and service parts. These items are valued on the specific identification method or average cost basis.
     Inventory valuation is reviewed on a quarterly basis and adjustments are charged to the provision for inventory, which is a component of our product sales costs. Valuation adjustments to inventory were $295,000, $600,000 and $254,000 during fiscal 2009, 2008 and 2007 respectively.
Fiscal year ended March 31, 2009 compared to fiscal year ended March 31, 2008
     Our revenue for fiscal 2009 was $171,442,000 up 32% from fiscal 2008 revenue of $130,058,000. Our revenue grew over the period by 21% in the Healthcare Services division and 43% in the Medical Products division. Costs and expenses were $163,283,000 for fiscal 2009, up 34% as compared with costs and expenses of $121,719,000 for fiscal 2008, including $2,066,000 of development and start-up costs in fiscal 2009, including post opening expenses, for new healthcare facilities, while such expenses were insignificant in the prior year. Operating costs increased 30% and 37% over the years in the Healthcare Services and Medical Products divisions, respectively. We recorded income from continuing operations of $8,159,000 for fiscal 2009, as compared to income from continuing operations of $8,339,000 for fiscal 2008. Costs at the parent level of the Company, which have been allocated among the divisions as described below, increased by $3,833,000 over the years. The majority of the increase relates to compensation expense ($2,401,000), including the additional expense that resulted from stock-based compensation expense in accordance with SFAS 123(R), bank service fees ($358,000), other professional fees ($341,000) office rent ($134,000), and excise taxes ($127,000). Foreign exchange gains of $342,000 and $604,000 in fiscal 2009 and 2008, respectively, were recognized as credits to general and administrative expenses on the consolidated statements of operations. See “Foreign Currency Exchange and Impact of Inflation” for further details on the impact of the exchange rate changes on our operating results for the period.
Healthcare Services Division

     The Healthcare Services division operates our network of private healthcare facilities in China. During fiscal 2009, the division consisted of a network of United Family Hospitals and Clinics (UFH) in Beijing and Shanghai. In Beijing, the UFH network included Beijing United Family Hospital and Clinics, and two affiliated free-standing, primary care clinics. In Shanghai, the UFH network included Shanghai United Family Hospital and Clinics and one affiliated, free-standing, primary care clinic. As further described below, during fiscal 2009 we began expansion of the UFH network in the southern China market of Guangzhou in October, 2008 with the opening of a free-standing primary care clinic. Our facilities are managed through a corporate level shared administrative network allowing cost and clinical efficiencies. We have initiated a pilot project to market our hospital management expertise to third party facilities not owned by Chindex. Our first managed facility was opened in the city of Wuxi in April of 2008.
     For fiscal 2009, revenue from the division was $79,357,000, an increase of 21% over fiscal 2008 revenue of $65,817,000 (for information on how the timing of our revenues is affected by seasonality and other fluctuations, see “Timing of Revenue”). This increase in revenue is attributable to growth in both inpatient and outpatient services provided in the Beijing and Shanghai markets but was less than expected Total healthcare services operating costs increased over the years by 30% to $72,048,000 from $55,475,000, including salaries which increased by $10,140,000 over the years (representing 49% and 44% of division revenue in the recent and prior year, respectively). This increase was due to the renewal of multi-year physician contracts in an inflationary environment and the hiring of new personnel to meet the demand for expected continuing increases in services in both the Beijing and Shanghai facilities as well staffing for the Guangzhou clinic opening. Other costs increased $6,433,000 over the periods, primarily due to increases in direct patient care ($1,698,000), excise taxes ($1,322,000), cost allocated from the parent company ($1,074,000), and rent expense ($671,000).
     The Healthcare Services division had income from continuing operations before foreign exchange gains of $7,309,000 in fiscal 2009, a 29% decrease over the $10,342,000 in fiscal 2008. The revenues and expenses of the division were impacted by foreign exchange rate changes during the period. The impact of exchange rate fluctuations between the periods had a positive impact on income from operations of approximately $832,000 (see “Foreign Currency Exchange and Impact of Inflation”).
     The division has begun expansion of the United Family network of private healthcare facilities in China. We have raised additional capital and established credit facilities in the aggregate amount of up to approximately $105 million, subject to availability, to be used principally in connection with this expansion During fiscal 2009 the development and start-up costs, including post-opening expenses, for these projects were $2,066,000, compared to insignificant such costs and expenses in the prior year. In the coming year we have planned capital expenditures of more than $20 million for construction, equipment and information systems related to projects in each of our operating markets of Beijing, Shanghai and Guangzhou (see “Liquidity and Capital Resources”). In Beijing we are currently executing a major expansion of our existing hospital campus in Beijing which will double our size and available beds and add a major new clinic facility which we believe will open within the next year. In Guangzhou we opened a new clinic in 2008 and expect to open a 125-bed stand alone facility in 2012. In Shanghai, our proposed Shanghai Pudong District clinic encountered delays in 2008 due to zoning restrictions imposed by the Chinese government and we decided to abandon the initial site and to relocate the clinic rather than challenge the zoning restrictions. We now expect the opening of the Shanghai Pudong clinic facility in late fiscal 2010.
Medical Products Division
     The Medical Products division markets, distributes and sells select medical capital equipment, instrumentation and other medical products for use in hospitals in China and Hong Kong on the basis of both exclusive and non-exclusive agreements with the manufacturers of these products.
     In fiscal 2009, this division’s revenue was $92,085,000 which was a 43% increase over the revenue of $64,241,000 for fiscal 2008 (for information on how the timing of our revenues is affected by credit availability to our Chinese customers and other factors, see “Timing of Revenue”). During fiscal 2009, we reported significant increases in sales pursuant to government backed loan programs and robotic surgical systems compared to the prior year. In addition, the division reported robust growth in sales of diagnostic ultrasound, woman’s health imaging systems, cosmetic laser systems and clinical chemistry product lines.
     In fiscal 2008, our reported revenues were negatively impacted by delays in final delivery of sales contracts under the US Export-Import Bank and KfW Development bank financing programs and delays in approving product registrations by the Chinese Government, some of which had been in process for well over a year. While these circumstances were largely relieved in fiscal 2009, there can be no assurance that delays and regulatory issues of this nature will not arise again in the future.
     Gross profit for the Medical Products division increased to $23,058,000 during fiscal 2009 from $16,562,000 during fiscal 2008. As a percentage of revenue, gross profit from the Medical Products division decreased to 25% from 26% over the years. The gross profit margin in the current and prior period is in line with historical averages.
     Expenses for the Medical Products division increased to $22,550,000 from $19,169,000 over the years and, as a percentage of division revenue, decreased to 24% from 30% over the years. Salaries for the division increased by $288,000 over the year. The other costs for the division increased by $3,093,000 over the years primarily due to costs allocated from the parent company ($2,301,000) and selling cost ($638,000). The division had income from continuing operations before foreign exchange gains of $508,000 in the recent period, compared to a prior period loss from continuing operations before foreign exchange gains of $2,607,000. The revenues and expenses of the division were impacted by foreign exchange rate changes during the period. The impact of exchange rate fluctuations between the periods had a negative impact on income from operations of approximately $1,092,000 (see “Foreign Currency Exchange and Impact of Inflation”).
     In the Medical Products division we expect continued expansion of sales in all current product offerings as well as the addition of select new product lines and continued growth from our government backed financing programs to fuel enhanced performance of the division. We believe that our new product technologies in diagnostic ultrasound, robotically assisted surgical systems and woman’s health imaging systems in particular are key growth segments of the market which we are addressing. Our product development process is focused on new areas of minimally invasive and robotic surgical techniques. We believe that the Chinese Government’s increasing investment in the healthcare system in China, including the recently announced three-year, $120 billion stimulus package will help to stimulate the market for medical devices from bottom to top and serve to deepen our market penetration in the medium term. In addition, our long-range development programs will focus on growing comprehensive supply chain services through strategic partnerships and expansion of our distribution channels.
Other Income and Expenses
     Interest expense during fiscal 2009 was incurred on short-term capitalized leases of $22,000, short-term debt of $1,631,000 and long-term debt of $23,709,000, totaling $1,004,000 as compared to interest expense of $3,575,000 in the prior year. Included in the prior year expense is $2,860,000 in interest expense due to the conversion of a portion of our convertible debt accounted for in accordance with the provisions of EITF Issue 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,” and EITF 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments”.
     Interest income during the fiscal 2009 and prior year was $1,738,000 and $1,159,000 respectively. Interest income in the current year period also included $167,000 for the accretion of the discount on our variable-return CDs.

     Miscellaneous expense during fiscal 2009 and prior year was $1,242,000 and $226,000 respectively. During fiscal 2009, we recorded total miscellaneous expense of $1,247,000 in connection with our variable- return CDs, consisting of an expense for $1,080,000 in penalties in connection with the early redemption of the CDs and an expense of $721,000 to write off the derivatives related to the CDs less a benefit for the reversal of $554,000 of unrecognized CD investment discounts previously recorded.
Taxes
     We recorded a $2,687,000 tax expense from continuing operations in fiscal 2009 as compared to a tax expense of $2,042,000 for fiscal 2008. The increase in tax expense was due to an increase in income from continuing operations in fiscal 2009. The effective tax rate in fiscal 2009 of 35.1%, was slightly less than the effective tax rate of 35.8% in the prior year.
Fiscal year ended March 31, 2008 compared to fiscal year ended March 31, 2007
     Our revenue for fiscal 2008 was $130,058,000 up 23% from fiscal 2007 revenue of $105,921,000. Our revenue grew over the period by 37% in the Healthcare Services division and 11% in the Medical Products division. Costs and expenses were $121,719,000 for fiscal 2008, up 20% as compared with costs and expenses of $101,276,000 for fiscal 2007. Operating costs increased 29% and 13% over the years in the Healthcare Services and Medical Products divisions, respectively. We recorded income from continuing operations of $8,339,000 for fiscal 2008, as compared to income from continuing operations of $4,645,000 for fiscal 2007. Costs at the parent level of the Company, which have been allocated among the divisions as described below, increased by $3,134,000 over the years. The majority of the increase relates to compensation expense ($1,971,000), including the additional expense that resulted from stock-based compensation expense in accordance with SFAS 123(R), legal fees ($269,000), excise taxes ($280,000) and auditing fees ($176,000). Foreign exchange gains of $604,000 and $771,000 in fiscal 2008 and 2007, respectively, were recognized as credits to general and administrative expenses on the consolidated statements of operations. See “Foreign Currency Exchange and Impact of Inflation” for further details on the impact of the exchange rate changes on our operating results for the period.
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
     We continue to be impacted by delays in final delivery of sales contracts under the U.S. Export-Import Bank financing program and delays in approving product registrations by the Chinese Government, some of which have been in process for well over a year, as well as continuing issues related to the impact of the ongoing reforms of the procurement process in the Chinese healthcare system, including increased requirements for public tendering in capital equipment markets. There can be no assurance that regulatory issues of this nature will not continue to arise in the future.
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
Liquidity and Capital Resources
     The following table sets forth our cash, investments, and accounts receivable for fiscal 2009 and 2008 (in thousands):

	March 31, 2009	March 31, 2008
Cash and cash equivalents	$20,293	$79,258
Restricted cash	1,854	1,123
Investments	51,502	—
Accounts receivable	46,831	21,183
     The following table sets forth a summary of our cash flows from operating activities for fiscal 2009, 2008 and 2007 (in thousands):

	2009	2008	2007
OPERATING ACTIVITIES
Net income	$4,964	$3,655	$2,735
Non cash items	7,930	9,535	4,188
Noncurrent restricted cash	(1,538)	0	0
Changes in operating assets and liabilities:
Accounts receivables	(27,676)	(2,190)	(6,278)
Accounts payable and accrued expenses	14,659	681	(110)
Other	(405)	251	1,913

Net cash (used in) provided by operating activities	$(2,066)	$11,932	$2,448

     Negative operating cash flow in fiscal 2009 was substantially due to the significant increase in product sales receivables resulting from unusually high revenue shipments of government backed loan contracts in the fourth quarter. Such contracts often require prepayment of purchases. The collection of the accounts receivable is expected to generate positive cash flow in fiscal 2010.
     The following table sets forth a summary of our cash flows from investing activities for fiscal 2009, 2008 and 2007 (in thousands):

	Years ended March 31,
	2009	2008	2007
INVESTING ACTIVITIES
Purchases of short-term investments and CDs	$(90,950)	$—	$—
Proceeds from redemption of CD	38,920	—	—
Purchases of property and equipment	(5,721)	(3,207)	(2,474)

Net cash used in investing activities	$(57,751)	$(3,207)	$(2,474)

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
     The following table sets forth a summary of our cash flows from financing activities for fiscal 2009, 2008 and 2007 (in thousands):

	Years ended March 31,
	2009	2008	2007
FINANCING ACTIVITIES
Proceeds from debt, vendor financing and convertible debentures	$—	$40,000	$148
Repayment of debt, vendor financing and capitalized leases	(120)	(3,387)	(2,611)
Proceeds from issuance of common stock, exercise of stock options and warrants	345	24,341	2,318
Other	(278)	(993)	—

Net cash (used in) provided by financing activities	$(53)	$59,961	$(145)

     As of the end of fiscal 2008, we had entered into a series of equity and debt financings, as described below, that provide for up to $105 million in total financing, subject to availability. Pursuant to these financings to date we have received a total of $60 million in cash. The principal purpose of the financings is to provide a portion of the required funds for the expansion of our healthcare system in China, including two joint venture hospitals. Additional details of these financings may be found in Notes 7 and 8 to the accompanying consolidated condensed financial statements.
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
     On December 10, 2007, we entered into a securities purchase agreement with the International Finance Corporation (a division of the World Bank) (IFC), pursuant to which we sold to IFC 538,793 shares of common stock for an aggregate purchase price of $10 million or the subscription price of $18.56 per share. The closing of the sale of common stock pursuant to the IFC securities purchase agreement occurred on January 11, 2008 at which time we received $10 million in cash. In addition, we have a loan agreement with IFC that provides for loans in the aggregate amount of $25 million directly to our future healthcare joint ventures in China (the “IFC Loans”), subject to the satisfaction of certain disbursement conditions, including the establishment of joint venture entities (the “Joint Ventures”) qualified to undertake the construction, equipping and operation of the proposed healthcare facilities, minimum Company ownership and control over the Joint Ventures, the availability to IFC of certain information regarding the Joint Ventures and other preconditions. There can be no assurances that the preconditions to disbursements under the IFC Facility will be satisfied or that, in any event, disbursements under the IFC Facility will be achieved. As of the date of this report, we have experienced delays in the development timeline and certain changes in project scope for the proposed healthcare facilities due to the fluctuations and uncertainties in the real estate markets in China resulting from the global economic downturn and as a result the formal Joint Ventures have yet to be finally approved. We have entered into an amendment to the IFC Loans extending the initial draw down date by one year from February 1, 2009 to February 1, 2010. Nonetheless, draws under the IFC Facility remain subject to the lender agreement to project scope, collateral and other provisions. As initially negotiated, the term of the IFC Loans would be 9.25 years and would bear interest equal to a fixed base rate determined at the time of each disbursement of LIBOR plus 2.75% per annum. The interest rate may be reduced to LIBOR plus 2.0% upon the satisfaction of certain conditions. The loans would include certain other covenants that require the borrowers to achieve and maintain specified liquidity and coverage ratios in order to conduct certain business transactions such as pay intercompany management fees or incur additional indebtedness. Mutual agreement or amendment of these terms will be required in addition to the formation and approval of the Joint Ventures and finalization of conditions precedent, as to which there can be no assurances. The obligation of each borrowing joint venture under the IFC Loans would be guaranteed by the Company. In terms of security, IFC would have, among other things, a pledge of the Company’s equity interest in the borrowing joint ventures and a lien over the equipment owned by the borrowing joint ventures, as well as a lien over their bank accounts. There were no amounts outstanding under any IFC Loans as of the date of this report.
     We have a loan agreement with DEG-Deutsche Investitions und Entwicklungsgesellschaft (DEG) of Cologne, Germany (a member of the KfW banking group), providing for loans in the aggregate amount of $20 million for our future healthcare joint ventures in China (the “DEG Loans”), subject to substantially the same disbursement conditions as contained in the IFC Facility. There can be no assurance that the preconditions to disbursements under the DEG Facility will be satisfied or that, in any event, disbursements under the DEG Facility will be achieved. As of the date of this report, we have experienced delays in the development timeline and certain changes in project scope for the proposed healthcare facilities due to the fluctuations and uncertainties in the real estate markets in China resulting from the global economic downturn and as a result the formal Joint Ventures have yet to be finally approved. We have entered into an amendment to the DEG Loans extending the initial draw down date by one year from July 1, 2009 to July 1, 2010. Nonetheless, draws under the DEG facility remain subject to the lender agreement to project scope, collateral and other provisions. As initially negotiated, the DEG Loans are substantially identical to the IFC

Loans, having a 9.25-year term and an initial interest rate set at LIBOR plus 2.75%. mutual agreement on or amendment of these terms will be required in addition to the formation and approval of the Joint Ventures and finalization of conditions precedent, as to which there can be no assurances. The DEG Loans would also be made directly to one or both of the future healthcare joint ventures in China, neither of which has been formed yet. The obligations under the DEG Loans would also be guaranteed by the Company and would be senior and secured, ranking pari passu in seniority with the IFC Loans and sharing pro rata with the IFC Loans in the security interest granted over the Company’s equity interests in the future healthcare joint ventures, the security interests granted over the assets of the borrowing joint ventures and any proceeds from the enforcement of such security interests. There were no amounts outstanding under any DEG Loans as of the date of this report.
     In October 2005, BJU and SHU obtained long-term debt financing under a program with the IFC. As of March 31, 2009, the outstanding balance of this debt was 64,880,000 Chinese Renminbi (current translated value of $9,491,000 is classified as long-term). The term of the loan is 10 years at an initial interest rate of 6.73% with the borrowers required to begin making payments into a sinking fund beginning in the fourth year, with the option to extend the beginning of these payments to the fifth year if certain loan covenants have been met. The loan covenants related to the sinking fund provision are based on the Company’s March 31, 2009 financial statements. The Company has determined that it has met the conditions to extend the beginning of the sinking fund payments to the fifth year. Accordingly, sinking fund payments will begin in October 2010. The interest rate will be reduced to 4.23% for any amount of the outstanding loan on deposit in the sinking fund. The loan program also includes certain other covenants which require the borrowers to achieve and maintain specified liquidity and coverage ratios in order to conduct certain business transactions such as pay intercompany management fees or incur additional indebtedness. The loan agreement was amended subsequent to the end of the fiscal year, with an effective date of March 31, 2009, to revise one provision relating to maximum payments permitted for operating leases and, as of March 31, 2009, the Company was in compliance with the loan covenants, as amended. The Company guaranteed repayment of this loan in the full amount of the indebtedness should the borrowers default as defined in the loan agreement. In terms of security, IFC has, among other things, a lien over the equipment owned by the borrowers and over their bank accounts. In addition, IFC has a lien over the Company’s accounts not already pledged, but not over other Company’s assets.
     As of March 31, 2009, there were no letters of credit outstanding and no outstanding balance under our $1,750,000 credit facility with M&T Bank. The borrowings under that credit facility bear interest at 1.00% over the three-month London Interbank Offered Rate (LIBOR). At March 31, 2009 the interest rate on this facility was 2.27%. Balances outstanding under the facilities are payable on demand, fully secured and collateralized by government securities acceptable to the Bank having an aggregate fair market value of not less than $1,945,000. At March 31, 2008 we had no letters of credit outstanding and no outstanding balance under this facility.
     Restricted cash of $3,291,000 as of March 31, 2009, primarily represents collateral related to performance bonds issued in connection with the execution of certain contracts for the supply of medical equipment in our Medical Products division. Scheduled expiration of these bonds is from June 2009 through May 2011. Restricted cash of $1,123,000 as of March 31, 2008, primarily represented $880,000 related to a lien on certain SHU cash accounts, in connection with a building construction litigation matter which was resolved in fiscal 2009.
     We have an agreement with a major vendor whereby the vendor has agreed to provide up to $4,000,000 of long-term (one and one-half years on those transactions that have occurred to date) payment terms on our purchase of certain medical equipment from the vendor under government backed financing program contracts. The arrangement carries an interest component of five percent per annum. At March 31, 2009, the Company had an outstanding long-term debt balance of $1,377,000 and $1,568,000 outstanding on short-term debt under this agreement. At March 31, 2008, the Company had an outstanding long-term debt balance of $651,000 and no outstanding short-term debt balance under this agreement.
     In July 2008, the Company invested $40.0 million in a series of Certificates of Deposit (CDs) with variable rates of return with HSBC. During the period, significant disruptions in the world financial and credit markets negatively affected these investments which were linked to various equity indices and foreign currency markets. Two of the three CD’s, representing $30 million of the $40 million, reached their lower threshold and as a result, in accordance with the terms of the CD agreements, the Company would receive no return on those CD investments. The outlook for the potential return on the remaining $10 million CD was also unfavorable. In October 2008, the Company decided to redeem all of these CDs and invest the net proceeds in new CDs with fixed rates averaging approximately 3.4% with a maturity of 15 months.
     Throughout fiscal 2009, there have been continuing and significant disruptions in the world financial and credit markets including those in China which have been prolifically reported in the media. As of the date of this report, we have not experienced significant negative impacts to operating activities as a result of these events. We have taken steps to ensure the security of our cash and investment holdings through deposits with highly liquid, global banking institutions and government backed insurance programs in the United States and elsewhere. Our daily operations in the Healthcare Services division generate operating cash flows and have not been dependent upon credit availability. Our patient base in our current facilities are by and large considered to be in the wealthiest segment of society, for whom healthcare spending represents a very small percentage of their income and therefore is expected to be less impacted by the economic slowdown and to the extent their assets are affected, this will likely not impact their decision making on healthcare purchases. The UFH development projects to establish and build hospitals in China are expected to be funded with existing cash and credit facilities as described above, provided that there can be no assurances that such facilities will be available or sufficient, that the preconditions to disbursements under the facilities will be satisfied or that, in any event, disbursements under the IFC/DEG Facilities will be achieved. Our Medical Products division is somewhat dependent upon credit availability for the opening of bid and performance bonds and the extension of credit terms to our Chinese customers through our government backed financing packages. In the fourth quarter we experienced significant temporary uses of cash in the execution of government backed loan contracts, which resulted in negative cash flow from operating activities. We do not believe this use of cash was related to the economic disruptions and was not indicative of any trends as described above. However, the budgeting cycle for large capital purchases by our customers could be impacted by the economic slowdown in China. As of the filing of this report, we have not experienced a slowdown in business; however we are experiencing delays in renewal of credit facilities as they expire and delays in approvals of new credit facilities (see “Risk Factors”). Should we experience a lack of sufficient credit availability it may result in delays of contract execution where substantial collateral to support required performance bonds would be required.
     Over the next twelve months we anticipate total capital expenditures of approximately $27 million related to the maintenance and expansion of our business operations.
     In our three operating markets of Beijing, Shanghai and Guangzhou, our Healthcare Services division plans capital expenditures of approximately $2.0 million for maintenance, $2.0 million for development of in existing facilities and $2.0 million for implementation of a new healthcare information system platform. In addition, the expansion project in the Beijing market is planned for capital expenditures of approximately $20.0 million for construction and equipment. These expansions will be funded through corporate capital reserves, cash flow from operations and limited short-term vendor financing arrangements.
     Our Medical Products division intends to finance approximately $500,000 in capital expenditures for market expansion programs, including investment in equipment seeding programs from cash flows from operations and corporate capital reserves.
     In addition we intend to finance certain corporate expenditures of approximately $600,000 for regional office expansion and information systems development through cash flows from operations, additional bank loans to the extent available and corporate capital reserves
     In addition, as described above, we have raised capital reserves and established future debt facilities the principal purpose of which is to fund expansion of our healthcare system in the Beijing and Guangzhou markets in China. Over the next twelve months we anticipate expenditures in Beijing of approximately $20.0 million. Due to the timing of the development process for the planned joint venture hospital in Guangzhou, significant expenditures for that project are not expected until fiscal 2011 and beyond. There can be no assurances that any of the foregoing projects will be completed, that the actual costs or timing of the projects will not exceed our expectations or that the foregoing expected sources of financing including the IFC and DEG debt facilities, will be available or sufficient for any proposed capital expenditures.
Contractual Arrangements
     The following table sets forth our contractual obligations as of March 31, 2009:
(in thousands)

	Total	2010	2011	2012	2013	2014	Thereafter
Bank Loan (1)	$14,102	$639	$1,576	$1,552	$1,529	$1,973	$6,833
JPM financing	15,000	—	—	—	—	—	15,000
Vendor financing	3,008	1,631	1,377	—	—	—	—
Capital leases	22	22	—	—	—	—	—
Operating leases	23,134	3,815	3,454	2,365	2,008	1,632	9,860
Other (2)	149	71	78	—	—	—	—

Total contractual obligations	$55,415	$6,178	$6,485	$3,917	$3,537	$3,605	$31,693

(1)	Includes interest of $4,611.

(2)	Contractual fees owed to our BJU joint venture partner.
     For information about these contractual obligations, see Notes 7 and 11 to the consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.
Timing of Revenue
     The timing of our revenue is affected by several factors.
     In the Healthcare Services division, our revenue is dependent on seasonal fluctuations related to epidemiology factors and the life styles of the expatriate community. For example, many expatriate families traditionally take annual home leave outside of China during the summer months.
     In the Medical Products division, sales of capital equipment often require protracted sales efforts, long lead times, financing arrangements and other time-consuming steps. For example, many end users are required to purchase capital equipment through a formal public tendering process, which often entails an extended period of time before the sale can be completed. Further, in light of the dependence by purchasers of capital equipment on the availability of credit, the timing of sales may depend upon the timing of our or our purchasers’ abilities to arrange for credit sources, including loans from local Chinese banks or financing from international loan programs such as those offered by the U.S. Export-Import Bank and the German KfW Development Bank. All medical devices are required to be registered by the Chinese government prior to sale, the timing of our sales may be impacted if there are delays in receiving these registrations or such registrations expire prior to renewal. In addition, a relatively limited number of orders and shipments may constitute a meaningful percentage of our revenue in any one period. These contracts typically involve numerous vendors, products, and extended delivery schedules which can span reporting periods, resulting in deferred revenues.

     As a result of these factors impacting the timing of revenues, our operating results have varied and are expected to continue to vary from period to period and year to year.
Foreign Currency Exchange and Impact of Inflation
     Because we receive over 60% of our revenue and generated 65% of our expenses within China, we have foreign currency exchange risk. The Chinese currency (RMB) is not freely traded and is closely controlled by the Chinese Government. The US dollar has experienced volatility in world markets recently. During fiscal 2009 the RMB strengthened against the U.S. dollar resulting in a cumulative rate change of 2.5% for the year. During fiscal 2009, we had exchange gains of $342,000 which are included in general and administrative expenses on our consolidated statements of operations.
     As part of our risk management program, we also perform sensitivity analyses to assess potential changes in revenue, operating results, cash flows and financial position relating to hypothetical movements in currency exchange rates. Our sensitivity analysis of changes in the fair value of the RMB to the USD at March 31, 2009, indicated that if the USD uniformly increased in value by 10 percent relative to the RMB, then we would have experienced a 9% decrease in net income. Conversely, a 10 percent increase in the value of the RMB relative to the USD at March 31, 2009, would have resulted in an 11% increase in net income.
     Based on the Consumer Price Index, in the fiscal year ended March 31, 2009, inflation in China was (1.2)% and inflation in United States was (0.4)%. The average annual rate of inflation over the three-year period from 2007 to 2009 was 3.9% in China and 3.0% in the United States.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     The Company holds the majority of all cash assets in 100% principal protected AA/Aa or higher rated accounts. Therefore, the Company believes that its market risk exposures are immaterial and reasonable possible near-term changes in market interest rates will not result in material near-term reductions in other income, material changes in fair values or cash flows. The Company does not have instruments for trading purposes. Instruments for non-trading purposes are operating and development cash assets held in interest-bearing accounts. The Company is exposed to certain foreign currency exchange risk (See “Foreign Currency Exchange and Impact of Inflation”).
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders
Chindex International, Inc.
Bethesda, Maryland
We have audited Chindex International, Inc.’s internal control over financial reporting as of March 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Chindex International, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Controls and Procedures. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Chindex International, Inc. maintained, in all material respects, effective internal control over financial reporting as of March 31, 2009, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Chindex International, Inc. as of March 31, 2009 and 2008, and the related consolidated statements of operations, cash flows and stockholders’ equity for each of the three years in the period ended March 31, 2009 and our report dated June 9, 2009 expressed an unqualified opinion thereon.
Bethesda, Maryland June 9, 2009	/s/ BDO Seidman, LLP

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders
Chindex International, Inc.
Bethesda, Maryland
We have audited the accompanying consolidated balance sheets of Chindex International, Inc. (the Company) as of March 31, 2009 and 2008 and the related consolidated statements of operations, cash flows and stockholders’ equity for each of the three years in the period ended March 31, 2009. In connection with our audits of the financial statements, we have also audited the financial statement schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Chindex International, Inc. at March 31, 2009 and 2008, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2009, in conformity with accounting principles generally accepted in the United States of America.
Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Chindex International, Inc.’s internal control over financial reporting as of March 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated June 9, 2009 expressed an unqualified opinion thereon.
Bethesda, Maryland June 9, 2009	/s/ BDO Seidman, LLP

CHINDEX INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands except share data)

	March 31, 2009	March 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$20,293	$79,258
Restricted cash	1,854	1,123
Investments	51,502	—
Accounts receivable, less allowance for doubtful accounts of $5,041 and $3,940, respectively
Product sales receivables	37,994	12,098
Patient service receivables	8,837	9,085
Inventories, net	11,346	9,796
Deferred income taxes	2,410	1,656
Other current assets	3,239	3,294

Total current assets	137,475	116,310
Restricted cash	1,437	—
Property and equipment, net	20,633	18,428
Noncurrent deferred income taxes	1,031	—
Other assets	2,061	1,241

Total assets	$162,637	$135,979

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt, current portion of long-term debt and vendor financing	$1,631	$82
Current portion of capitalized leases	22	36
Accounts payable	12,259	9,938
Accrued expenses	20,607	11,064
Other current liabilities	4,148	3,571
Deferred revenue	1,539	765
Income taxes payable	1,568	349

Total current liabilities	41,774	25,805
Long-term debt, vendor financing and convertible debentures	23,709	22,556
Long-term deferred revenue	595	—
Long-term portion of capitalized leases	—	22
Long-term deferred tax liability	119	208

Total liabilities	66,197	48,591

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value, 500,000 shares authorized, none issued	—	—
Common stock, $.01 par value, 28,200,000 shares authorized, including 3,200,000 designated Class B:
Common stock — 13,452,007 and 13,074,593 shares issued and outstanding at March 31, 2009 and March 31, 2008, respectively	135	131
Class B stock — 1,162,500 shares issued and outstanding at March 31, 2009 and March 31, 2008, respectively	12	12
Additional paid in capital	95,808	92,586
Accumulated other comprehensive income	3,072	2,210
Accumulated deficit	(2,587)	(7,551)

Total stockholders’ equity	96,440	87,388

Total liabilities and stockholders’ equity	$162,637	$135,979

The accompanying notes are an integral part of these consolidated financial statements.

CHINDEX INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except share and per share data)

	Years ended March 31,
	2009	2008	2007
Product sales	$92,085	$64,241	$57,977
Healthcare services revenue	79,357	65,817	47,944

Total revenue	171,442	130,058	105,921

Cost and expenses
Product sales costs	69,027	47,679	43,891
Healthcare services costs	67,084	51,810	40,534
Selling and marketing expenses	13,284	12,175	9,930
General and administrative expenses	13,888	10,055	6,921

Income from continuing operations	8,159	8,339	4,645

Other (expenses) and income
Interest expense	(1,004)	(3,575)	(766)
Interest income	1,738	1,159	238
Miscellaneous (expense) income — net	(1,242)	(226)	70

Income from continuing operations before income taxes	7,651	5,697	4,187
Provision for income taxes	(2,687)	(2,042)	(1,205)

Net income from continuing operations	4,964	3,655	2,982

Loss from discontinued operations	—	—	(247)

Net income	$4,964	$3,655	$2,735

Net income per common share — basic
Continuing operations	$.34	$.32	$.29

Discontinued operations	.00	.00	(.02)

Net income	$.34	$.32	$.27

Weighted average shares outstanding — basic	14,410,033	11,369,607	10,286,870

Net income per common share — diluted
Continuing operations	$.31	$.27	$.26

Discontinued operations	00	.00	(.02)

Net income	$.31	$.27	$.24

Weighted average shares outstanding — diluted	16,021,723	13,361,443	11,641,893

The accompanying notes are an integral part of these consolidated financial statements.

CHINDEX INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years ended March 31,
	2009	2008	2007
OPERATING ACTIVITIES
Net income	$4,964	$3,655	$2,735
Adjustments to reconcile net income to net cash (used in) provided by Operating activities:
Depreciation and amortization	3,594	3,165	3,258
Provision for sales demonstration inventory	652	706	—
Inventory write down	295	600	254
Provision for doubtful accounts	1,643	1,673	1,598
Loss on disposal of property and equipment	297	245	95
Deferred income taxes	(1,874)	(454)	(442)
Stock based compensation	2,881	1,341	196
Foreign exchange gain	(342)	(604)	(771)
Amortization of debt issuance costs	9	3	—
Amortization of debt discount	247	2,860	—
Early redemption penalties for variable-return CDs	1,080	—	—
Non-cash interest income on CDs	(552)	—	—
Changes in operating assets and liabilities:
Restricted cash	(2,374)	479	(1,183)
Accounts receivables	(27,676)	(2,190)	(6,278)
Inventories	(319)	(454)	2,913
Other current assets	(62)	282	(597)
Other assets	(405)	288	300
Accounts payable, accrued expenses, other current liabilities and deferred revenue	14,659	681	(110)
Income taxes payable	1,217	(344)	480

Net cash (used in) provided by operating activities	(2,066)	11,932	2,448
INVESTING ACTIVITIES
Purchases of short-term investments and CDs	(90,950)	—	—
Proceeds from redemption of CD	38,920	—	—
Purchases of property and equipment	(5,721)	(3,207)	(2,474)

Net cash used in investing activities	(57,751)	(3,207)	(2,474)
FINANCING ACTIVITIES
Proceeds from debt, vendor financing and convertible debentures	—	40,000	148
Debt issuance costs	(278)	(993)	—
Repayment of debt, vendor financing and capitalized leases	(120)	(3,387)	(2,611)
Proceeds from issuance of common stock	—	19,949	—
Proceeds from exercise of stock options and warrants	345	4,392	2,318

Net cash (used in) provided by financing activities	(53)	59,961	(145)
Effect of foreign exchange rate changes on cash and cash equivalents	905	1,466	243

Net (decrease) increase in cash and cash equivalents	(58,965)	70,152	72
Cash and cash equivalents at beginning of year	79,258	9,106	9,034

Cash and cash equivalents at end of year	$20,293	$79,258	$9,106

Supplemental disclosures of cash flow information:
Cash paid for interest	$648	$740	$749
Cash paid for taxes	$3,303	$2,869	$1,123

Non-cash investing and financing activities consist of the following:
Transfer of demonstration equipment from property and equipment to inventory	$—	$1,251	$—
Acquisition of inventory through vendor financing agreement	$2,294	$651	$2,087
Conversion of convertible debt into common stock (net of unamortized debt issuance costs of $160)	$—	$24,840	$—
The accompanying notes are an integral part of these consolidated financial statements.

CHINDEX INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the years ended March 31, 2009, 2008 and 2007
(in thousands except share data)

					Additional		Accumulated Other
	Common Stock		Common Stock Class B		Paid In	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Total

Balance at March 31, 2006	8,920,310	$89	1,162,500	$12	$36,403	$(13,941)	$75	$22,638
Net income 2007						2,735		2,735
Foreign currency translation adjustment							31	31

Comprehensive income								2,766

Stock based compensation					196			196
Options and warrants exercised, and issuance of restricted stock	578,208	6			2,312			2,318

Balance at March 31, 2007	9,498,518	95	1,162,500	12	38,911	(11,206)	106	27,918

Net income 2008						3,655		3,655
Foreign currency translation adjustment							2,104	2,104

Comprehensive income								5,759

Stock based compensation					1,341			1,341
Shares issued	2,424,569	24			44,765			44,789
Beneficial conversion feature on convertible debt, net of tax					3,189			3,189
Options and warrants exercised, and issuance of restricted stock	1,151,506	12			4,380			4,392

Balance at March 31, 2008	13,074,593	131	1,162,500	12	92,586	(7,551)	2,210	87,388

Net income 2009						4,964		4,964
Foreign currency translation adjustment							862	862

Comprehensive income								5,826

Stock based compensation					2,881			2,881
Options and warrants exercised and issuance of restricted stock	377,414	4			341			345

Balance at March 31, 2009	13,452,007	$135	1,162,500	$12	$95,808	$(2,587)	$3,072	$96,440

The accompanying notes are an integral part of these consolidated financial statements.

CHINDEX INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     Chindex International, Inc. (“Chindex” or “the Company”), is a Delaware corporation, operating in several healthcare markets in China, including Hong Kong. Revenues are generated from the provision of healthcare services and the sale of medical equipment, instrumentation and products. The Company operates in two business segments.
     The Healthcare Services division operates hospitals and clinics in Beijing, Shanghai, Guangzhou and Wuxi. These hospitals and clinics generally transact business in Chinese Renminbi.
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
Revenue Recognition
     The Company earns revenue from providing healthcare services and sales of products. Substantially all revenue in the Healthcare Services division is from providing services and substantially all revenue in the Medical Products division is from the sale of products. See Note 15 for further information on sales and gross profit by division.
     Revenue related to services provided by the Healthcare Services division is net of contractual adjustments or discounts and is recognized in the period services are provided. The Healthcare Services division makes an estimate at the end of the month for certain inpatients who have not completed service. This estimate reflects only the cost of care up to the end of the month.
     Revenue related to the sale of medical equipment, instrumentation and products to customers in China by our Medical Products division is recognized upon product shipment. Revenue from sales to customers in Hong Kong is recognized upon delivery. We provide installation, warranty, and training services for certain of our capital equipment and instrumentation sales. These services are viewed as perfunctory to the overall arrangement and are not accounted for separately from the equipment sale. Costs associated with installation, training and standard warranty are not significant and are recognized in cost of sales as they are incurred. Sales involving multiple elements are analyzed and recognized under the guidelines of SAB 104, “Revenue Recognition” and EITF 00-21, “Revenue Arrangements with Multiple Deliverables”. From time to time, the Company supplies products and services to its customers which are delivered over time. In some cases, this can result in deferral of revenue to future periods. Deferred revenue was $2,134,000 and $765,000 as of March 31, 2009 and March 31, 2008, respectively.

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
Accounts Receivable
     Accounts receivable are customer obligations due under normal trade terms. They consist primarily of amounts due from the sale of various products and services. Accounts receivable are reviewed on a quarterly basis to determine if any receivables will potentially be uncollectible based on the aging of the receivable and historical cash collections. Any accounts receivable balances that are determined to be uncollectible, along with a general allowance estimated as a percentage of probable collectibility, are included in the overall allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Management believes that the allowance for doubtful accounts as of March 31, 2009 and 2008 is adequate; however, actual write-offs might exceed the recorded allowance.
Inventories
     Inventory items held by the Healthcare Services division are purchased to fill hospital operating requirements and are stated at the lower of cost or net realizable value using the average cost method.
     Inventory held by the Medical Products division consists of items that are purchased to fill executed sales contracts, items that are stocked for future sales, including sales demonstration units and service parts. These items are valued on the specific identification method or average cost basis.
     Inventory valuation is reviewed on a quarterly basis and adjustments are charged to the provision for inventory, which is a component of our product sales costs. Valuation adjustments to inventory were $295,000, $600,000 and $254,000 during fiscal 2009, 2008 and 2007 respectively.
Property and Equipment
     Property and equipment are stated at historical cost. The costs of additions and improvements are capitalized, while maintenance and repairs are charged to expense as incurred. Depreciation is computed on the straight line method over the estimated useful lives of the related assets. Useful lives for medical equipment deployed for clinical use in our hospitals is 10 years. Useful lives for office equipment, vehicles and furniture and fixtures range from 5 to 7 years. Leasehold improvements are amortized on the straight-line method over the shorter of the estimated useful lives of the improvements or the lease term.
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

Income Taxes
     The Company’s provision for income taxes is computed for each entity in the consolidated group at applicable statutory rates based upon each entity’s income or loss, giving effect to temporary and permanent differences. The Company’s U.S. entity files a U.S. federal tax return based on its March 31 fiscal year. The Company’s foreign subsidiaries file separate income tax returns on a December 31 fiscal year.
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
     On April 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No.109” (FIN 48). FIN 48 clarifies the criteria for recognizing tax benefits related to uncertain tax positions under SFAS 109 and requires additional financial statement disclosure. FIN 48 requires that the Company recognize, in its consolidated financial statements, the impact of a tax position if that position is not more likely than not to be sustained upon examination, based on the technical merits of the position. FIN 48 also requires explicit disclosure about the Company’s uncertainties related to each income tax position, including a detailed roll-forward of tax benefits taken that do qualify for financial statement recognition. It is our policy to recognize interest and penalties related to income tax matters in income tax expense.
Cash Equivalents
     The Company considers unrestricted cash on hand, deposits in banks, certificates of deposit, money market funds and short-term marketable securities with an original or remaining maturity at the date of acquisition of three months or less to be cash and cash equivalents. Restricted cash is composed of deposits collateralizing bid and performance bonds (see Note 7).
Fair Value of Financial Instruments
     On April 1, 2008, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. In February 2008, the FASB released a FASB Staff Position (FSP FAS 157-2—“Effective Date of FASB Statement No. 157”) which delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008.
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
     Fair Value of Investments
     As discussed further in Note 2, “Investments”, in July 2008 the Company invested in certain Certificates of Deposit with embedded derivatives which required fair value measurements and were therefore covered by SFAS 157 provisions. These Certificates of Deposit were redeemed in October 2008, and the Company subsequently invested the proceeds in Certificates of Deposit which did not contain embedded derivatives. The carrying amounts reported in the consolidated balance sheet for cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the short-term maturity of these instruments. See Note 2, “Investments” for the Company’s estimates of the fair values for its investment as of March 31, 2009
     Fair Value of Debt
     The fair value of debt under SFAS 157 is not the settlement amount of the debt, but is based on an estimate of what an entity might pay to transfer the obligation to another entity with a similar credit standing. Observable inputs for the Company’s debt such as quoted prices in active markets are not available, as the Company’s long-term debt is not publicly-traded. Accordingly, the Company has estimated the fair value amounts using available market information and commonly accepted valuation methodologies. However, it requires considerable judgment in interpreting market data to develop estimates of fair value. Accordingly, the fair value estimate presented is not necessarily indicative of the amount that the Company or holders of the debt instruments could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair values.
     The fair value of the Company’s convertible debt was calculated based on an estimate of the present value of the debt payments combined with an estimate of the value of the conversion option, using the Black-Scholes option pricing model. For the Company’s other long-term debt, the fair value was calculated based on an estimate of the present value of the debt payments. As of March 31, 2009, the carrying value of the Company’s convertible debt, net of debt discount, and the long-term debt outstanding for the IFC 2005 RMB loan was $22.3 million, and the estimated fair value was $20.6 million. The carrying amounts of the remaining debt instruments approximate fair value, as the instruments are subject to variable rates of interest or have short maturities.
     On April 1, 2008 the Company adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115” (SFAS 159). SFAS 159 expands the use of fair value accounting but does not affect existing standards which require assets or liabilities to be carried at fair value. The objective of SFAS 159 is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Under SFAS 159, a company may elect to use fair value to measure eligible items at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Eligible items include, but are not limited to, accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees, issued debt and firm commitments. Currently, we have not expanded our eligible items subject to the fair value option under SFAS 159.
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
Stock- Based Compensation
     SFAS No. 123(R), “Share-Based Payment” requires that stock options and other share-based payments made to employees be accounted for as compensation expense and recorded at fair value. Under this standard, companies are required to estimate the fair value of share-based payment awards on the date of the grant. The value of the portion of the award that is ultimately expected to vest is recognized as expense ratably over the requisite service periods in the Company’s consolidated statements of operations. The Company uses the Black-Scholes option pricing model to estimate the fair value of stock options granted.
     Compensation costs related to equity compensation, including stock options and restricted stock, for the year ended March 31, 2009, March 31, 2008 and March 31, 2007 were $2,881,000, $1,341,000 and $196,000 respectively. Of the $2,881,000, $674,000 is included in healthcare services costs, $111,000 in medical products division costs and $2,096,000 in general and administrative expenses on the consolidated statements of operations. Of the $1,341,000, $291,000 is included in healthcare services costs, $47,000 in products sales costs and $1,003,000 in general and administrative expenses on the consolidated statements of operations. Of the $196,000, $47,000 is included in healthcare services costs and $149,000 in general and administrative expenses on the consolidated statements of operations. No amounts relating to the share-based payments have been capitalized.
     The Company generally grants stock options that vest over a three to four year period to senior, long-term employees. Option awards are granted with an exercise price equal to the market price of the Company’s stock on the date of grant. Stock options have up to 10-year contractual terms.
     Options issued by the Company since 1996 have grant-date fair values calculated using the Black-Scholes options pricing model between $0.48 and $13.86. To calculate fair market value, this model utilizes certain information, such as the interest rate on a risk-free security maturing generally at the same time as the expected life of the option being valued and the exercise price of the option being valued. It also requires certain assumptions, such as the expected amount of time the option will be outstanding until it is exercised or it expires and the expected volatility of the Company’s common stock over the expected life of the option.
     The assumptions used to determine the value of the options at the grant date for options granted during the year ended March 31, 2009 were:

Volatility	70.00% - 72.60%
Dividend yield	0.00%
Risk-free interest rate	3.27%
Expected average life	7.0 years
     The assumptions used to determine the value of the options at the grant date for options granted during the year ended March 31, 2008 were:

Volatility	71.36% - 71.82%
Dividend yield	0.00%
Risk-free interest rate	3.61% - 4.12%
Expected average life	7.0 years
     The assumptions used to determine the value of the options at the grant date for options granted during the year ended March 31, 2007 were:

Volatility	71.02%
Dividend yield	0.00%
Risk-free interest rate	4.95%
Expected average life	7.0 years
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
     Based on historical experience, the Company has assumed a forfeiture rate of 6.00% as of March 31, 2009 and 2008, and 5.74% as of March 31, 2007 on its stock options and restricted stock. The Company will record additional expense if the actual forfeitures are lower than estimated and will record a recovery of prior expense if the actual forfeitures are higher than estimated.
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
Foreign Currencies
     Financial statements of the Company’s foreign subsidiaries are translated from the functional currency, generally the local currency, to U.S. dollars. Assets and liabilities are translated at the exchange rates on the balance sheet date. Results of operations are translated at average exchange rates. Accumulated other comprehensive income in the accompanying consolidated statements of stockholders’ equity consists primarily of the resulting exchange difference.
Use of Estimates
     The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Because of the use of estimates inherent in the financial reporting process, actual results could differ from those estimates. Areas in which significant judgments and estimates are used include revenue recognition, receivable collectibility, inventory obsolescence, accrued expenses, deferred tax valuation allowances and stock-based compensation.
Reclassifications
     Certain balances in the 2008 and 2007 consolidated financial statements related to accrued liabilities have been reclassified to conform to the 2009 presentation.
Recent Accounting Pronouncements:
     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51”, (SFAS 160). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent’s, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. The Company does not believe that adopting SFAS 160 will have a material impact on our consolidated financial statements.
     In June 2008, the FASB ratified EITF Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (EITF 07-5). EITF. 07-5 mandates a two-step process for evaluating whether an equity-linked financial instrument or embedded feature is indexed to the entity’s own stock. It is effective for fiscal years beginning on or after December 15, 2008. The Company is currently assessing the impact, if any, of adopting EITF 07-5 on our consolidated financial statements.
     In May 2008, the FASB issued Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments That May be Settled in Cash Upon Conversion (including partial cash settlement)” (FSP APB 14-1). FSP APB 14-1 requires that the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) be separately accounted for in a manner that reflects an issuer’s nonconvertible debt borrowing rate. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years; however, early adoption is not permitted. Retrospective application to all periods presented is required except for instruments that were not outstanding during any of the periods that will be presented in the annual financial statements for the period of adoption but were outstanding during an earlier period. The Company is currently assessing the impact, if any, of adopting this FSP on our consolidated financial position and results of operations.
     In June 2008, the FASB issued EITF Issue No. 08-4, “Transition Guidance for Conforming Changes to Issue No. 98-5” (EITF 08-4). The objective of EITF 08-4 is to provide transition guidance for conforming changes made to EITF No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, that result from EITF Issue No. 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments”, and SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. This Issue is effective for financial statements issued for fiscal years ending after December 15, 2008. Early application is permitted. The adoption of this EITF Issue did not have a material impact on the Company’s consolidated financial statements.
     In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (FSP EITF 03-6-1). FSP EITF 03-6-1 provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. Upon adoption, a company is required to retrospectively adjust its earnings per share data (including any amounts related to interim periods, summaries of earnings and selected financial data) to conform with the provisions in FSP EITF 03-6-1. The Company’s unvested restricted stock is considered a participating security. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008, including interim periods within those fiscal years. The Company does not believe that adopting this FSP will have a material impact on our consolidated financial position and results of operations.
     In September 2008, the FASB issued FSP FAS 133-1 and FIN 45-4, “Disclosures about Credit Derivatives and Certain Guarantees — An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161” (FSP FAS 133-1 and FIN 45-4). FSP FAS 133-1 and FIN 45-4 amend and enhance disclosure requirements for sellers of credit derivatives and financial guarantees. It also clarifies that the disclosure requirements of SFAS No. 161 are effective for quarterly periods beginning after November 15, 2008, and fiscal years that include those periods. FSP FAS 133-1 and FIN 45-4 is effective for reporting periods (annual or interim) ending after November 15, 2008. The implementation of this FSP will not have a material impact on our consolidated financial statements.
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
     In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” The FSP amends SFAS 107, “Disclosure about Fair Value of Financial Instruments,” and Accounting Principles Board Opinion No. 28, “Interim Financial Reporting,” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. FSP FAS 107-1 and APB 28-1 will be effective for the Company for the period ending after June 15, 2009. The Company does not believe that adopting this FSP will have a material impact on our consolidated financial position and results of operations.
     In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” which provides additional authoritative guidance to assist both issuers and users of financial statements in determining whether a market is active or inactive, and whether a transaction is distressed. FSP FAS 157-4 will be effective for the Company for the period ending after June 15, 2009. The Company does not believe that adopting this FSP will have a material impact on our consolidated financial position and results of operations.
     In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” The FSP amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The Company is required to adopt FSP FAS 115-2 and FAS 124-2 in the quarter ending after June 15, 2009. The Company does not believe that adopting this FSP will have a material impact on our consolidated financial position and results of operations.

2. INVESTMENTS
     The following table summarizes the Company’s investments, including accrued interest, as of March 31, 2009 (in thousands):

March 31, 2009
Current investments:
Certificates of deposit	$49,052
U.S. Government Agencies	2,450

Total current investments	$51,502

     The Company’s short-term investments consist of $49,052,000 of Certificates of Deposit with six, 12 and 15 month terms and fixed interest rates between 2.25% and 3.64%, respectively issued by HSBC, a large international financial institution, and large financial institutions in China, as well as available-for-sale securities at fair value, which approximates cost, of $2,450,000 issued by U.S. government agencies which mature within one year.
     In July 2008, the Company invested $40.0 million in three variable-return CDs: an Asian Foreign Currency (“FX”) CD, a S&P 500 CD and a Hang Seng China Enterprise Index (“HSCEI”) CD. These CDs bore rates of return that were indexed to various equity indices and foreign currency markets. In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133), the component of these CDs that represents the variability of the instruments’ return based upon the performance of an underlying index was considered a derivative and accordingly was bifurcated from the remainder of the CD. Accordingly, each investment consisted of a CD and a derivative. The CDs were initially recorded at cost less a discount equal to the initial fair value of the derivative portion of the CD. The resulting discounts were to be accreted over the expected life of the CD using the effective interest method. The derivative instruments were measured at fair value, in accordance with SFAS 133, at the date of acquisition and would be re-measured at each subsequent quarter end with changes in the fair value reflected in the Company’s miscellaneous income (expense) in the accompanying consolidated condensed statements of operations. The valuations of the derivative portion of the CDs were obtained from a financial institution which determined the value of the options using a Black Scholes model which incorporated index/currency value, volatility and interest rates.
     On the date of the investment, the book value of the CDs and fair value of the derivative portion of the instruments were as follows (in thousands):

	CD	Fair Value of Derivative	Total Investment

HSCEI CD	$19,540	$460	$20,000
S&P 500 CD	9,950	50	10,000
FX CD	9,789	211	10,000

Total	$39,279	$721	$40,000

     Significant disruptions in the world financial and credit markets in September and October 2008 negatively affected the Company’s investments in the variable-return CDs. In September 2008, the HSCEI CD reached the lower threshold whereby in accordance with the provisions of the agreement, there would be no return on the investment. In October 2008, the $10 million CD linked to the S&P 500 index also reached its lower threshold. As a result, in accordance with the terms of the CD agreements, the Company would receive no return on $30 million of its $40 million of CD investments. The outlook for the potential return on the remaining $10 million CD linked to Asian foreign currencies was also unfavorable. In October 2008, the Company decided to redeem all of these variable-return CDs and invest the net proceeds in a new CD with a fixed rate of 3.34% and a maturity of 15 months.
     During fiscal 2009, the Company recorded interest income of $167,000 for accretion of the discount on the CDs and also recorded total miscellaneous expense of $1,247,000, consisting of an expense for $1,080,000 in penalties in connection with the early redemption of the CDs, an expense of $721,000 to write off the derivatives related to the CDs recorded in Other Current Assets, less a benefit for the reversal of $554,000 of unrecognized CD investment discounts previously recorded.
     The following table presents the balances of assets measured at fair value on a recurring basis by level as of March 31, 2009 (in thousands):

		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)

Assets
U.S. Government Agencies	$2,450	$—	$2,450	$—

Total	$2,450	$—	$2,450	$—

The valuations of the investment securities are obtained from a financial institution that trades in similar securities.
3. ACCOUNTS RECEIVABLE

	March 31, 2009	March 31, 2008

Product sales, other than loan projects	$20,787	$12,098
Loan projects	17,207	—

Product sales receivables	37,994	12,098
Patient service receivables	8,837	9,085

	$46,831	$21,183

Loan projects represent projects with government-backed financing for sales of equipment to customers in China.
4. INVENTORIES, NET
(in thousands)

	March 31, 2009	March 31, 2008

Inventories, net, consist of the following:
Merchandise inventory, net	$8,235	$6,488
Healthcare services inventory	919	763
Parts, net	2,192	2,545

	$11,346	$9,796

The inventory valuation allowance was $151,000 at March 31, 2009 and $0 at March 31, 2008.
5. PROPERTY AND EQUIPMENT, NET
(in thousands)

	March 31, 2009	March 31, 2008
Property and equipment, net consists of the following:
Furniture and equipment	$17,917	$15,030
Vehicles	21	21
Construction in progress	741	—
Leasehold improvements	19,395	17,157

	38,074	32,208
Less: accumulated depreciation and amortization	(17,441)	(13,780)

	$20,633	$18,428

     Construction in progress relates to the development of the United Family Healthcare network of private hospitals and health clinics in China, including facilities and systems development. Depreciation and amortization expense for property and equipment for the years ended March 31, 2009, 2008 and 2007 was $3,594,000, $3,165,000 and $3,258,000, respectively.
6. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
(in thousands)

	March 31,	March 31,
	2009	2008

Accrued expenses:
Accrued contract expenses	$13,798	$4,939
Accrued expenses- healthcare services	1,381	1,064
Accrued compensation	5,101	4,628
Accrued expenses- other	327	433

	$20,607	$11,064

Other current liabilities:
Accrued other taxes payable- non- income	$687	$713
Accrued interest	302	294
Customer deposits	1,561	1,372
Other current liabilities	1,598	1,192

	$4,148	$3,571

7. DEBT
The Company’s short-term and long-term debt balances are (in thousands):

	March 31, 2009		March 31, 2008
	Short term	Long term	Short term	Long term
Vendor financing — Product Sales	$1,568	$1,377	$—	$651
Vendor financing — Healthcare Services	63		82	149
Line of credit	—	—	—	—
Long term loan	—	9,491	—	9,163
Convertible Notes, net of debt discount	—	12,841	—	12,593

	$1,631	$23,709	$82	$22,556

Vendor financing — Product Sales
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
Line of credit
     As of March 31, 2009 and 2008, there were no letters of credit outstanding and no outstanding balance under our $1,750,000 credit facility with M&T Bank. The borrowings under that credit facility bear interest at 1.00% over the three-month London Interbank Offered Rate (LIBOR). At March 31, 2009 the interest rate on this facility was 2.27%. Balances outstanding under the facility are payable on demand, fully secured and collateralized by government securities acceptable to the Bank having an aggregate fair market value of not less than $1,945,000.
Long term loan- IFC 2005
     In October 2005, Beijing United Family Hospital and Shanghai United Family Hospital, majority-owned subsidiaries of the Company, obtained long-term debt financing under a program with the International Finance Corporation (IFC) (a division of the World Bank) for 64,880,000 Chinese Renminbi (approximately $8,000,000). The term of the loan is 10 years at an initial interest rate of 6.73% with the borrowers required to begin making payments into a sinking fund beginning in the fourth year, with the option to extend the beginning of these payments to the fifth year if certain loan covenants have been met. The loan covenants related to the sinking fund provision are based on the Company’s March 31, 2009 financial statements. The Company has determined that it has met the conditions to extend the beginning of the sinking fund payments to the fifth year. Accordingly, sinking fund payments will begin in October 2010. The interest rate will be reduced to 4.23% for any amount of the outstanding loan on deposit in the sinking fund. The loan program also includes certain other covenants which require the borrowers to achieve and maintain specified liquidity and coverage ratios in order to conduct certain business transactions such as pay intercompany management fees or incur additional indebtedness. The loan agreement was amended subsequent to the end of the fiscal year, with an effective date of March 31, 2009, to revise one provision relating to maximum payments permitted for operating leases and, as of March 31, 2009, the Company was in compliance with the loan covenants as amended. Chindex International, Inc. guaranteed repayment of this loan. In terms of security, IFC has, among other things, a lien over the equipment owned by the borrowers and over their bank accounts. In addition, IFC has a lien over Chindex bank accounts not already pledged, but not over other Chindex assets. As of March 31, 2009, the outstanding balance of this debt was 64,880,000 Chinese Renminbi (current translated value of $9,491,000, see “Foreign Currency Exchange and Impact of Inflation”) and was classified as long-term. At March 31, 2008 the outstanding balance was $9,163,000, classified as long-term.
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
     The Tranche B Notes had a ten-year maturity, bore no interest of any kind and provided for conversion into shares of the Company’s common stock at an initial conversion price of $18.56 per share at any time and automatic conversion upon the Company entering into one or more newly committed financing facilities (the “Facilities”) making available to the Company at least $50 million, pursuant to which Facilities all conditions precedent (with certain exceptions) for initial disbursement had been satisfied, subject to compliance with certain JPM Financing provisions. The Facilities as required for conversion of the Tranche B Note had to have a minimum final maturity of 9.25 years from the date of initial drawdown, a minimum moratorium on principal repayment of three years from such date, principal payments in equal or stepped up amounts no more frequently than twice in each 12-month period, no sinking fund obligations, other covenants and conditions, and also limit the purchase price of any equity issued under the Facilities to at least equal to the initial conversion price of the Notes or higher amounts depending on the date of issuance thereof. In January 2008, the Tranche B Notes were converted into 1,346,984 shares of our common stock.
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
     In connection with the issuance of the Notes, the Company incurred issuance costs of $314,000, which primarily consisted of legal and other professional fees. Of these costs, $61,000 is attributable to the Tranche A shares, $159,000 is attributable to Tranche B Notes which converted in January 2008 and the remaining of $94,000 is attributable to the Tranche C Notes and has been capitalized to be amortized over the life of the Notes. As of March 31, 2009 and 2008, the unamortized financing cost was $80,000 and $91,000, respectively and is included in other assets.
     The Company accounts for convertible debt in accordance with the provisions of Emerging Issues Task Force (EITF) EITF Issue 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,” (EITF 98-5) and EITF 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments”. Accordingly, the Company records, as a discount to convertible debt, the intrinsic value of the conversion option based upon the differences between the fair value of the underlying common stock at the commitment date and the effective conversion price embedded in the note. Debt discounts under these arrangements are usually amortized over the term of the related debt to their stated date of redemption. So, in respect to the Notes, this debt discount would be amortized through interest expense over the 10 year term of the Notes unless earlier converted or repaid. In fiscal 2008, under this method, the Company recorded (i) a discount on the Tranche B Notes of $2,793,000 against the entire principal amount of the Notes; and (ii) a discount on the Tranche C Notes of $2,474,000 against the entire principal amount of the Notes.
     The debt discount pursuant to the Notes as of March 31, 2009 and 2008 was $2,159,000 and $2,407,000, respectively. Amortization of the discount was approximately $247,000 and $2,860,000 for the years ended March 31, 2009 and 2008, respectively. Included in the prior year expense is $2,860,000 due to the conversion of the Tranche B Notes. These amounts are included as a component of interest expense.
Loan Facility- IFC 2007
     The Company has a loan agreement with IFC (the “IFC Facility”), providing for loans (the “IFC Loans”) in the aggregate amount of $25 million to expand the Company’s United Family Hospitals and Clinics network of private hospitals and clinics in China, subject to the satisfaction of certain disbursement conditions, including the establishment of Joint Venture entities (the “Joint Ventures”) qualified to undertake the construction, equipping and operation of the proposed healthcare facilities, minimum Company ownership and control over the Joint Ventures, the availability to IFC of certain information regarding the Joint Ventures and other preconditions. The IFC Loans would fund a portion of the Company’s planned $105 million total financing for the expansion program. There can be no assurances that the preconditions to disbursements under the IFC Facility will be satisfied or that, in any event, disbursements under the IFC Facility will be achieved.
     The IFC Loans would be made directly to the Joint Ventures. As of the date of this report, we have experienced delays in the development timeline and certain changes in project scope for the proposed healthcare facilities due to the fluctuations and uncertainties in the real estate markets in China resulting from the global economic downturn and as a result the Joint Ventures have yet to be formally approved. We have entered into an amendment to the IFC Loans extending the initial draw down date by one year from February 1, 2009 to February 1, 2010. Nonetheless, draws under the IFC facility remain subject to lender agreement to project scope, collateral and other provisions. As initially negotiated, the IFC Loans would bear interest equal to a fixed base rate determined at the time of each disbursement plus 2.75% per annum, with a reduction in the spread first to 2.50% and second to 2.00% per annum upon, in each case, upon the satisfaction of certain conditions, and will mature 9.25 years from the date of first disbursement. Mutual agreement on or amendment of these terms will be required in addition to the formation of the Joint Ventures and finalization of conditions precedent, as to which there can be no assurances.
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
     The IFC Facility contains customary financial covenants, including maintenance of a maximum ratio of liabilities to tangible net worth and a minimum debt service coverage ratio, and covenants that, among other things, place limits on the Company’s ability to incur debt, create liens, make investments and acquisitions, sell assets, pay dividends, prepay subordinated debt, merge with other entities, engage in transactions with affiliates, and make capital expenditures. The IFC Facility also contains customary events of default. As draws under this credit facility have not yet been made, IFC has agreed to waive certain reporting requirements, as well as the covenant related to operating leases, for the fiscal year ended March 31, 2009.

Loan Facility- DEG 2008
     Chindex China Healthcare Finance, LLC (“China Healthcare”), a wholly-owned subsidiary of the Company, has a Loan Agreement with DEG-Deutsche Investitions und Entwicklungsgesellschaft (DEG) of Cologne, Germany, a member of the KfW banking group, providing for loans (the “DEG Loans”) in the aggregate amount of $20 million to expand the Company’s United Family Hospitals and Clinics network of private hospitals and clinics in China (the “DEG Facility”), subject to substantially the same disbursement conditions as contained in the IFC Facility. The DEG Loans would fund a portion of the Company’s planned $105 million total financing for the expansion program. There can be no assurance that the preconditions to disbursements under the DEG Facility will be satisfied or that, in any event, disbursements under the DEG Facility will be achieved.
     The DEG Loans would be made directly to the Joint Ventures. As of the date of this report, we have experienced delays in the development timeline and certain changes in project scope for the proposed healthcare facilities due to the fluctuations and uncertainties in the real estate markets in China resulting from the global economic downturn and as a result the formal Joint Venture entities have yet to be formally approved. We have entered into an amendment to the DEG Loans extending the initial draw down date by one year from July 1, 2009 to July 1, 2010. Nonetheless, draws under the DEG facility remain subject to lender agreement to project scope, collateral and other provisions. As initially negotiated,, the DEG Loans would bear interest equal to a fixed base rate determined at the time of each disbursement plus 2.75% per annum, with a reduction in the spread first to 2.50% and second to 2.00% per annum upon, in each case, upon the satisfaction of certain conditions, and would mature 9.25 years from the date of first disbursement. Mutual agreement on or amendment of these terms will be required, in addition to the formation of the Joint Ventures and finalization of conditions precedent, as to which there can be no assurances.
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
     The Company’s guarantee of the DEG Facility contains customary financial covenants, including maintenance of a maximum ratio of liabilities to tangible net worth and a minimum debt service coverage ratio, and covenants that, among other things, place limits on the Company’s ability to incur debt, create liens, make investments and acquisitions, sell assets, pay dividends, prepay subordinated debt, merge with other entities, engage in transactions with affiliates, and make capital expenditures. The DEG Facility contains customary events of default. As draws under this credit facility have not yet been made, DEG has agreed to waive certain reporting requirements, as well as the covenant related to operating leases, for the fiscal year ended March 31, 2009.
     In connection with the issuance of the IFC and DEG facilities, the Company incurred issuance costs of $1,019,000, which primarily consisted of legal and other professional fees. These issuance costs have been capitalized and will be amortized over the life of the debt. As of March 31, 2009 the balance of the unamortized financing cost was $1,019,000 and is included in other assets.
Debt Payments Schedule and Restricted Cash
     The following table sets forth the Company’s debt obligations as of March 31, 2009:

	(in thousands)
	Total	2010	2011	2012	2013	2014	Thereafter
Long term loan	$9,491	$—	$949	$949	$949	$1,424	$5,220
Convertible Notes	15,000	—	—	—	—	—	15,000
Vendor financing	3,008	1,631	1,377		—	—	—

Total	$27,499	$1,631	$2,326	$949	$949	$1,424	$20,220

     Restricted cash of $3,291,000 as of March 31, 2009, primarily represents collateral related to performance bonds issued in connection with the execution of certain contracts for the supply of medical equipment in our Medical Products division. Scheduled expiration of these bonds is from June 2009 through May 2011. Restricted cash of $1,123,000 as of March 31, 2008, primarily represented $880,000 related to a lien on certain SHU cash accounts, in connection with a building construction litigation matter which was resolved in fiscal 2009.
8. STOCKHOLDERS’ EQUITY
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
Stock Option Plan
     On September 1, 2004, the Company’s Board of Directors approved and on October 14, 2004, the Company’s shareholders approved the Company’s 2004 Incentive Stock Plan (2004 Plan). The 2004 Plan became effective upon the shareholders’ approval. The 2004 Plan provides for grants of: options to purchase common stock; restricted shares of common stock (which may be subject to both issuance and forfeiture conditions), which we refer to as restricted stock; deferred shares of common stock (which may be subject to the completion of a specified period of service and other issuance conditions), which we refer to as deferred stock; stock units (entitling the grantee to cash payments based on the value of the common stock on the date the payment is called for under the stock unit grant); and stock appreciation rights (entitling the grantee to receive the appreciation in value of the underlying common stock between the date of exercise and the date of grant), which are referred to as SARs. SARs may be either freestanding or granted in tandem with an option. Options to purchase the common stock may be either incentive stock options that are intended to satisfy the requirements of Section 422 of the Internal Revenue Code, or options that do not satisfy the requirements of Section 422 of the Code. Compensation costs for stock options and restricted stock are recognized ratably over the vesting period of the option or stock, which usually ranges from immediate to three years. All of the shares authorized under the 2004 Plan had been granted as of March 31, 2008.

     On September 11, 2007, the Company adopted the 2007 Incentive Stock Plan (2007 Plan). The 2007 Plan provides for grants of: options to purchase common stock, restricted shares of common stock, deferred shares of common stock, stock units, and stock appreciation rights. Compensation costs for stock options and restricted stock are recognized ratably over the vesting period of the option or stock, which usually ranges from immediate to four years.
     During the years ended March 31, 2009, 2008 and 2007 the total intrinsic value of stock options exercised was $266,000, $9,802,000 and $1,169,000, respectively. The actual cash received upon exercise of stock options was $345,000, $2,229,000 and $629,000, respectively. The unamortized fair value of the stock options as of March 31, 2009 was $4,549,000, the majority of which is expected to be expensed over the weighted-average period of 2.4 years.
     A summary of the status of the Company’s non-vested options as of March 31, 2009 and changes during the twelve month period is presented below:

		Weighted Average
		Grant-Date Fair
	Number of Shares	Value
Nonvested options outstanding, March 31, 2008	332,776	$8.91
Granted	530,050	9.34
Vested	(92,579)	8.66
Canceled	(7,313)	9.52

Nonvested options outstanding, March 31, 2009	762,934	$9.40

     A summary of the status of the Company’s non-vested options as of March 31, 2008 and changes during the twelve month period is presented below:

		Weighted Average
		Grant-Date Fair
	Number of Shares	Value
Nonvested options outstanding, March 31, 2007	40,300	$3.48
Granted	324,750	9.13
Vested	(23,274)	3.24
Canceled	(9,000)	3.07

Nonvested options outstanding, March 31, 2008	332,776	$8.91

     A summary of the status of the Company’s non-vested options as of March 31, 2007 and changes during the twelve month period is presented below:

		Weighted Average
		Grant-Date Fair
	Number of Shares	Value
Nonvested options outstanding, March 31, 2006	114,500	$3.51
Granted	4,500	3.93
Vested	(53,450)	2.81
Canceled	(25,250)	4.89

Nonvested options outstanding, March 31, 2007	40,300	$3.48

     The total fair value of options vested during the years ended March 31, 2009, 2008 and 2007 was $802,000, $75,000 and $138,000, respectively.

     The table below summarizes activity relating to restricted stock for the twelve months ended March 31, 2009:

		Aggregate Intrinsic
	Number of shares	Value of Restricted
	underlying	Stock (in thousands)
	restricted stock	*
Outstanding as of March 31, 2008	121,323
Granted	96,000
Vested	(82,033)
Forfeited	—

Outstanding as of March 31, 2009	135,290	$672

Expected to vest	127,172	$632

     The table below summarizes activity relating to restricted stock for the twelve months ended March 31, 2008:

		Aggregate Intrinsic
	Number of shares	Value of Restricted
	underlying	Stock (in thousands)
	restricted stock	*
Outstanding as of March 31, 2007	42,000
Granted	124,322
Vested	(40,499)
Forfeited	(4,500)

Outstanding as of March 31, 2008	121,323	$3,054

Expected to vest	114,044	$2,870

     The table below summarizes activity relating to restricted stock for the twelve months ended March 31, 2007:

		Aggregate Intrinsic
	Number of shares	Value of Restricted
	underlying	Stock (in thousands)
	restricted stock	*
Outstanding as of March 31, 2006	—
Granted	42,000
Vested	—
Forfeited	—

Outstanding as of March 31, 2007	42,000	$488

Expected to vest	39,590	$460

     The weighted average contractual term of the restricted stock, calculated based on the service-based term of each grant, is two years for 2009 and 2008, and three years for 2007. As of March 31, 2009, 2008 and 2007, the unamortized fair value of the restricted stock was $1,156,000, $1,227,000 and $248,000, respectively. This unamortized fair value will be recognized over the next three years for the March 31, 2009 balance, four years for the March 31, 2008 balance, and three years for the March 31, 2007 balance. Restricted stock is valued at the stock price on the date of grant.
     The following is a summary of stock option activity during the years ended March 31, 2009, 2008 and 2007:

		Weighted	Aggregate		Weighted	Aggregate		Weighted	Aggregate
		Average	Intrinsic		Average	Intrinsic		Average	Intrinsic
		Exercise	Value (in		Exercise	Value (in		Exercise	Value (in
	2009	Price	thousands)*	2008	Price	thousands)*	2007	Price	thousands)*

Options outstanding, beginning of year	1,309,459	$6.01		1,700,459	$3.48		1,973,613	$3.69
Granted	530,050	13.42		324,750	13.55		4,500	5.53
Exercised	(37,500)	9.17		(686,181)	3.25		(180,612)	3.48
Canceled	(12,825)	12.30		(29,569)	7.36		(97,042)	7.73

Options outstanding, end of year	1,789,184	$8.10	$1,976	1,309,459	$6.01	$25,085	1,700,459	$3.48	$13,824

Weighted Average Remaining Contractual Term (Years)	6.43			6.02			5.85
Options exercisable at end of year	1,026,250	$4.11	$1,976	976,682	$3.56	$21,106	1,660,159	$3.45	$13,558

Options exercisable at end of year and expected to be exercisable**	1,743,408	$7.95	$—	1,289,493	$5.90	$24,846	1,691,789	$3.46	$13,788

*	The aggregate intrinsic value on this table was calculated based on the positive difference between the closing market price of the Company’s common stock on March 31, 2009, 2008 and 2007 ($4.97, $25.17 and $11.61, respectively) and the exercise price of the underlying options.

**	Options exercisable at March 31, 2009, 2008 and 2007, and expected to be exercisable include both vested options and non-vested options outstanding less our expected forfeiture rate.
Security Issuances — Warrants Exercised
     The Company issued warrants in 2004 and 2005 in connection with the sale of common stock. No additional warrants were issued in subsequent years. During the years ended March 31, 2009, 2008 and 2007, there were 157,498, 514,121 and 513,801 warrants exercised leaving an outstanding balance of 131,425, 288,923 and 803,044 as of March 31, 2009, 2008 and 2007, respectively. During the years we had 122,610, 121,478 and 116,205, respectively, warrants exercised as cashless. During the years ended March 31, 2009, 2008 and 2007 the warrants exercised had exercise prices ranging from $6.07 to $7.16. As of March 31, 2009 all the outstanding warrants had an exercise price of $6.07 and will expire in March 2010.

Securities Issuances— Private Placement:
     On November 7, 2007, the Company entered into a securities purchase agreement with Magenta Magic Limited, a wholly owned indirect subsidiary of J.P. Morgan Chase & Co (JPM) in which the Company agreed to sell to JPM, (i) 538,793 shares of Common Stock at a purchase price of $18.56 for a total amount of $10 million, less issuance costs of $61,000 for net proceeds to the Company of $9,939,000, (the “JPM Shares”) and (ii) convertible notes at face value for a total of $40 million. (See Note 7 “Debt” to the consolidated financial statements for additional information on the convertible notes).
Securities Purchase Agreement- IFC:
     On December 10, 2007, the Company entered into a Securities Purchase Agreement with IFC pursuant to which the Company agreed to issue and sell to IFC 538,793 shares (the “IFC Shares”) of the Company’s common stock at a price of $18.56 per IFC Share for an aggregate price of $10 million. The transaction was subject to shareholder approval, which was received on January 9, 2008. The proceeds from the sale of the IFC Shares would fund a portion of the Company’s planned $105 million total financing for the expansion program described above in Note 7.
Shares of Common Stock Reserved
     As of March 31, 2009, the Company has reserved 3,601,283 shares of common stock for issuance upon exercise of warrants, stock options, unvested restricted stock and Class B common stock convertibility.
9. EARNINGS PER SHARE
     The following is a reconciliation of the numerators and denominators of the basic and diluted Earnings per Share (EPS) computations for net income and other related disclosures:
          (in thousands except share and per share data)

	Years ended March 31,
	2009	2008	2007
Basic net income per share computation:
Numerator:
Net income from continuing operations	$4,964	$3,655	$2,982
Loss from discontinued operations	—	—	(247)

Net income	$4,964	$3,655	$2,735
Denominator:
Weighted average shares outstanding — basic	14,410,033	11,369,607	10,286,870
Net income per common share — basic:
Net income from continuing operations	$.34	$.32	$.29
Loss from discontinued operations	.00	.00	(.02)
Net income	$.34	$.32	$.27

Diluted net income per share computation:
Numerator:
Net income from continuing operations	$4,964	$3,655	$2,982
Loss from discontinued operations	—	—	(247)

Net income	$4,964	$3,655	$2,735
Denominator:
Weighted average shares outstanding — basic	14,410,033	11,369,607	10,286,870
Effect of dilutive securities:
Shares issuable upon exercise of dilutive outstanding stock options, conversion of convertible debentures, vesting of restricted stock and exercise of warrants:	1,611,690	1,991,836	1,355,023

Weighted average shares outstanding-diluted	16,021,723	13,361,443	11,641,893
Net income per common share — diluted:
Net income from continuing operations	$.31	$.27	$.26
Loss from discontinued operations	.00	.00	(.02)
Net income	$.31	$.27	$.24
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
     The following shares are not included in the computation of diluted earnings per share because the assumed proceeds were greater than the average market price of the Company’s stock during the related periods and the effect of including such options in the computation would be antidilutive:

	Years ended March 31,
	2009	2008	2007
Number of shares considered antidulitive for calculating diluted net income per share:	9,000	390,900	42,000
10. INCOME TAXES
     U.S. and international components of income from operations before income taxes were comprised of the following, for the years ended March 31, (in thousands):

	2009	2008	2007
U.S.	$421	$(5,832)	$(875)
Foreign	7,230	11,529	5,062

Total	$7,651	$5,697	$4,187

     For the years ended March 31, the provision for income taxes from operations consists of the following, (in thousands):

	2009	2008	2007
Current:
Federal	$(64)	$(8)	$—
State	—	—	—
Foreign	(4,458)	(2,581)	(1,596)

	(4,522)	(2,589)	(1,596)

Deferred:
Federal	—	1,667	(1,301)
State	—	(144)	51
Foreign	1,835	(976)	1,641

	1,835	547	391

Total provision	$(2,687)	$(2,042)	$(1,205)

     For the years ended March 31, the provision for income taxes differs from the amount computed by applying the federal statutory income tax rate to the Company’s income from operations before income taxes as follows:

	2009	2008	2007
Income tax expense at federal statutory rate	34.0%	34.0%	34.0%
State taxes (net of federal benefit)	0.9%	(5.6)%	(1.0)%
Foreign rate differential	(15.6)%	(24.2)%	(5.0)%
Change in valuation allowance	(13.0)%	23.9%	(3.4)%
Change in tax rate	10.2%	1.2%	0.00%
Stock-based compensation	3.8%	0.6%	1.1%
Nondeductible selling costs	4.6%	4.7%	6.0%
Other permanent differences	8.0%	(1.5)%	(2.9)%
Other	2.2%	2.7%	0.00%

	35.1%	35.8%	28.8%

     Deferred income taxes reflect the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows, as of March 31 (in thousands):

	2009	2008
Deferred tax assets, net:
Allowance for doubtful accounts	$1,286	$928
Sales commissions	317	76
Net operating loss carryforwards	3,713	5,222
Alternative minimum tax	100	47
Depreciation	—	90
Start-up costs	219	329
Other	1,983	758

	7,618	7,450

Valuation allowance	(3,424)	(4,583)

Deferred tax assets, net of valuation allowance	4,194	2,867

Deferred tax liabilities:

Allowance for doubtful accounts	—	(144)
Convertible debt beneficial conversion feature	(852)	(949)
Depreciation	(20)	(152)
Other	—	(174)

Total deferred tax liabilities	(872)	(1,419)

Total net deferred taxes	$3,322	$1,448

     The Company has U.S. federal net operating losses of approximately $7.4 million (including the windfall benefit from stock option exercise) which will expire between 2024 and 2028. The Company also has foreign losses from China and Germany of which approximately $4.6 million which will expire between 2010 and 2013, and $1.5 million which may be carried forward indefinitely. The US net operating loss carry forwards may be subject to an annual limitation in accordance with Internal Revenue Code section 382. However, management does not believe that the extent of such limitation would impact the Company’s ability to utilize the net operating loss carry forwards before expiration.
     The exercise of stock options and certain stock grants generated an income tax deduction equal to the excess of the fair market value over the exercise price. In accordance with SFAS 123(R), the Company will not recognize a deferred tax asset with respect to the excess stock compensation deductions until those deductions actually reduce our income tax liability. As such, the Company has not recorded a deferred tax asset related to the net operating losses resulting from the exercise of these stock options in the accompanying financial statements. At such time as the Company utilizes these net operating losses to reduce income tax payable, the tax benefit will be recorded as an increase in additional paid in capital. As of March 31, 2009, the cumulative amount of the unrecognized tax benefit related to such option exercises and certain stock grants was $958,000.
     During fiscal 2008, there was a change in the tax law in one jurisdiction in China that will gradually increase the statutory tax rate from 18% to 25% by January 1, 2012. The Company did not recognize a tax benefit as a result of the change in statutory tax rate since the increase in the deferred tax asset was offset by a corresponding increase in the valuation allowance.
     Management assessed the realization of its deferred tax assets throughout each of the quarters of fiscal year 2009. Management records a valuation allowance when it determines based on available positive and negative evidence, that it is more likely than not that some portion or all of its deferred tax assets will not be realized.

     The valuation allowance as of March 31, 2009 and 2008 was $3.4 million and $4.6 million respectively. The overall decrease in the valuation allowance was due mainly to the following factors:
1.	a discrete release of valuation allowance of $543,000 in certain foreign jurisdiction whereby management determined it was more likely than not that the deferred tax assets would be realized;

2.	utilization of deferred tax assets and corresponding reduction to the valuation allowance of $441,000 in certain jurisdictions;

3.	an increase of $124,000 in deferred tax assets due to losses in certain foreign jurisdiction with a corresponding increase in the valuation allowance; and

4.	translation adjustments on valuation allowance recorded in foreign jurisdictions.
     The Company intends to indefinitely reinvest the undistributed fiscal 2009 earnings of its foreign subsidiaries. Accordingly, the annualized effective tax rate applied to the Company’s pre-tax income for the year ended March 31, 2009 did not include any provision for U.S. federal and state taxes on the projected amount of these undistributed 2009 foreign earnings. The total amount of undistributed earnings as of March 31, 2009 was approximately $17 million.
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
     The Company and its subsidiaries files income tax returns for U.S. federal jurisdiction and various states and foreign jurisdictions. For income tax returns filed by the Company, the Company is no longer subject to U.S. federal, state and local tax examinations by tax authorities for years before 2006, although carryforward tax attributes that were generated prior to 2006 may still be adjusted upon examination by tax authorities if they either have been or will be utilized. For the foreign jurisdictions, the Company is no longer subject to local examinations by the tax authorities for years prior to 2005.
     As of March 31, 2009 and 2008, the Company had no unrecognized tax benefits, nor did it have any that would have an effect on the effective tax rate. The Company’s policy is that it would recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of March 31, 2009 and 2008, the Company had no accrued interest or penalties related to uncertain tax positions.
11. COMMITMENTS
Leases
     The Company leases office space, warehouse space, and space for hospital and clinic operations under operating leases. Future minimum payments under these noncancelable operating leases consist of the following:

(thousands)

Year ending March 31:
2010	$3,815
2011	3,454
2012	2,365
2013	2,008
2014	1,632
Thereafter	9,860

Net minimum rental commitments	$23,134

     The above leases require the Company to pay certain pass through operating expenses and rental increases based on inflation.
     Rental expense was approximately $4,238,000, $3,261,000 and $2,799,000 for the years ended March 31, 2009, 2008 and 2007, respectively.
12. CONCENTRATIONS OF CREDIT RISK
     Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivables. Substantially all of the Company’s cash and cash equivalents at March 31, 2009 and March 31, 2008 were held by one U.S. financial institution and two Chinese financial institutions, as described in Note 2.
     All of the Company’s sales during the years were to end-users located in China or Hong Kong. Most of the Company’s medical equipment, instrumentation or product sales are accompanied by down payments of cash and/or letters of credit, or are pursuant to government guarantees. Most of the Company’s healthcare services provided by United Family Hospitals and Clinics were performed in China for patients residing in China.
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
     Of the Company’s assets at March 31, 2009 and 2008, approximately $69,454,000 and $57,952,000, respectively, of such assets are located in China, consisting principally of cash and cash equivalents, accounts receivable, inventories, leasehold improvements, equipment and other assets.
13. SIGNIFICANT CUSTOMERS/SUPPLIERS
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
     Purchases from several suppliers were each over 10% of total product cost of goods. These were Siemens 40% and Intuitive 14% for the year ended March 31, 2009, Siemens 61% for the year ended March 31, 2008 and Siemens 42% for the year ended March 31, 2007.
14. ACCOUNTING FOR VARIABLE INTEREST ENTITIES (VIE)
     FIN 46(R), “Consolidation of Variable Interest Entities — An Interpretation of ARB No. 51”, requires a VIE to be consolidated if a party with an ownership, contractual or other financial interest in the VIE (a variable interest holder) is obligated to absorb a majority of the risk of loss from the VIE’s activities, is entitled to receive a majority of the VIE’s residual returns (if no party absorbs a majority of the VIE’s losses), or both. A variable interest holder that consolidates the VIE is called the primary beneficiary. Upon consolidation, the primary beneficiary generally must initially record all of the VIE’s assets, liabilities and noncontrolling interests at fair value and subsequently account for the VIE as if it were consolidated based on majority voting interest.
     The Company’s clinics in Beijing, Shanghai and Guangzhou are consolidated VIEs. These entities were founded for the express purpose of projecting United Family Healthcare general patient services closer to a large patient population for the convenience of the patients.
15. SEGMENT REPORTING
     The Company operates in two businesses: Healthcare Services and Medical Products. The Company evaluates performance and allocates resources based on income or loss from operations before income taxes, not including foreign exchange gains or losses. All segments follow the accounting policies described in Note 1. The following segment information has been provided per SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information:” (in thousands)
For the year ended March 31, 2009:

	Healthcare Services		Medical Products	Total

Sales and service revenue	$79,357		$92,085	$171,442
Gross Profit	n/a	*	23,058	n/a
Gross Profit %	n/a	*	25%	n/a
Income from continuing operations before foreign exchange	$7,309		$508	$7,817
Foreign exchange gain				342

Income from continuing operations				$8,159
Other (expense), net				(508)

Income from continuing operations before income taxes				$7,651

Assets	$94,675		$67,962	$162,637
For the year ended March 31, 2008:

	Healthcare Services		Medical Products	Total

Sales and service revenue	$65,817		$64,241	$130,058
Gross Profit	n/a	*	16,562	n/a
Gross Profit %	n/a	*	26%	n/a
Income (loss) from continuing operations before foreign exchange	$10,342		$(2,607)	$7,735
Foreign exchange gain				604

Income from continuing operations				$8,339
Other (expense), net				(2,642)

Income from continuing operations before income taxes				$5,697

Assets	$93,727		$42,252	$135,979
For the year ended March 31, 2007:

	Healthcare Services		Medical Products	Total

Sales and service revenue	$47,944		$57,977	$105,921
Gross Profit	n/a	*	14,086	n/a
Gross Profit %	n/a	*	24%	n/a
Income (loss) from continuing operations before foreign exchange	$5,028		$(1,154)	$3,874
Foreign exchange gain				771

Income from continuing operations				$4,645
Other (expense), net				(458)

Income from continuing operations before income taxes				$4,187

Assets	$34,129		$28,778	$62,907

*	Gross profit margins not routinely calculated in the healthcare industry.
16. DISCONTINUED OPERATIONS
     In fiscal 2006, the Company determined that the retail operations of our former Healthcare Products Distribution division, which had suffered continuing losses over a nine year period, would be closed. The close-down of the retail operations, which distributed health and personal care products to the consumer markets in China through retail pharmacies, was completed by the end of fiscal 2007. The distribution and logistics services, which had been part of the discontinued division, have been absorbed by the parent company. The distribution of medical products that had been conducted in the former Healthcare Products Distribution division is now conducted by the Medical Products division. The operating results related to the closedown of this business have been segregated from continuing operations and reported as discontinued operations on a separate line item on the consolidated statements of operations. The segment information in Note 15 above has been restated to reflect the new reporting structure.
     For the years ended March 31, 2009, 2008 and 2007, net revenue and loss from discontinued operations were as follows (in thousands):

	Years ended March 31,
	2009	2008	2007

Net revenue from discontinued operations	$0	$0	$0
Loss from discontinued operations	$0	$0	$(247)
     For the year ended March 31, 2006, the loss from discontinued operations included $186,000 in close down charges.

     During the year ended March 31, 2007, we wrote off $288,000 of the remaining accounts receivable related to the discontinued operations. These accounts were offset by adjustments of certain accounts payable and remaining accrual balances totaling $41,000, resulting in the loss from discontinued operations for the year on the consolidated statements of operations of $247,000.
     There were no assets or liabilities related to the discontinued operations at March 31, 2009 or March 31, 2008.
17. SELECTED QUARTERLY DATA (UNAUDITED)
(in thousands except per share data)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
For the year ended March 31, 2009:

Revenue	$32,068	$38,110	$41,600	$59,664
Income from continuing operations before income taxes	1,003	1,113	1,504	4,031
Net income (loss) from continuing operations	(161)	862	846	3,417
Net income (loss)	(161)	862	846	3,417

Income (loss) per share of common stock — basic
Net income (loss) from continuing operations	(.01)	.06	.06	.24
Net income (loss)	(.01)	.06	.06	.24
Diluted income (loss) earnings per share of common stock
Net income (loss) from continuing operations	(.01)	.05	.05	.22
Net income (loss)	(.01)	.05	.05	.22

Cash dividends per share of common stock	.00	.00	.00	.00

For the year ended March 31, 2008:

Revenue	$26,771	$32,652	$36,011	$34,624
Income (loss) from continuing operations before income taxes	1,218	2,481	3,970	(1,972)
Net income (loss) from continuing operations	809	1,638	3,894	(2,686)
Net income (loss)	809	1,638	3,894	(2,686)

Income per share of common stock — basic
Net income (loss) from continuing operations	.08	.15	.34	(.20)
Net income (loss)	.08	.15	.34	(.20)

Diluted income earnings per share of common stock
Net income (loss) from continuing operations	.07	.13	.28	(.20)
Net income (loss)	.07	.13	.28	(.20)

Cash dividends per share of common stock	.00	.00	.00	.00

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
     In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. A control deficiency exists when the design or operation of a control does not allow management or employees, in the ordinary course of performing their assigned functions, to prevent or detect misstatements on a timely basis. A significant deficiency is a control deficiency, or combination of control deficiencies, that adversely affects the Company’s ability to initiate, authorize, record, process, or report external financial data reliably in accordance with GAAP, such that there is a more than remote likelihood that a misstatement of the Company’s annual or interim financial statements that is more than inconsequential will not be prevented or detected. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Our CEO and CFO have concluded that, as of the end of the period covered by this Annual Report on Form 10-K, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
Changes in Internal Control of Financial Reporting During the Quarter
     Our management, including our principal executive and principal financial officers have evaluated any changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2009, and has concluded that there was no change that occurred during the quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Management’s Annual Report on Internal Control over Financial Reporting
     Management, including the CEO and CFO, has the responsibility for establishing and maintaining adequate internal control over financial reporting, as defined in the Exchange Act, Rule 13a-15(f). Internal control over financial reporting is a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers, or persons performing similar functions and influenced by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America (GAAP). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate or insufficient because of changes in operating conditions, or that the degree of compliance with the policies or procedures may deteriorate.
     Management assessed internal control over financial reporting of the Company and subsidiaries as of March 31, 2009. The Company’s management conducted its assessment in accordance with the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management concluded that our internal control over financial reporting was effective as of March 31, 2009.
     BDO Seidman, LLP, the independent registered public accounting firm who also audited the Company’s consolidated financial statements, has issued its own attestation report on the effectiveness of internal controls over our financial reporting as of March 31, 2009, which is filed herewith.
ITEM 9B. OTHER INFORMATION
NONE.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
     Information required is set forth in the Proxy Statement with respect to our 2009 annual meeting of shareholders (Proxy Statement), which is incorporated herein by reference.
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
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(1) The following consolidated financial statements of Chindex International, Inc. are included in Part II, Item 8:
Reports of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of March 31, 2009 and March 31, 2008.
Consolidated Statements of Operations for the years ended March 31, 2009, 2008 and 2007.

Consolidated Statements of Cash Flows for the years ended March 31, 2009, 2008 and 2007.
Consolidated Statements of Stockholders’ Equity for the years ended March 31, 2009, 2008 and 2007.
Notes to Consolidated Financial Statements.
(a)(2) The following financial statement schedule of Chindex International is included in Item 15(d):
Schedule II Valuation and Qualifying Accounts.

	Balance
	beginning of	Additions	Additions		Balance end
Description (amounts in thousands)	year	expensed	not expensed	Deductions	of year

For the year ended March 31, 2009:
Allowance for doubtful receivables	$3,940	1,643	116	658	$5,041
Inventory valuation allowance	$—	295	—	144	$151
Deferred income tax valuation allowance	$4,583	—	(167)	860	$3,556
Litigation accrual	$921	—	—	921	$—

For the year ended March 31, 2008:
Allowance for doubtful receivables	$2,827	1,673	169	729	$3,940
Inventory valuation allowance	$—	600	—	600	$—
Deferred income tax valuation allowance	$3,081	1,361	141	—	$4,583
Litigation accrual	$323	700	41	143	$921

For the year ended March 31, 2007:
Allowance for doubtful receivables	$2,250	1,598	(169)	852	$2,827
Inventory valuation allowance	$—	254	—	254	$—
Deferred income tax valuation allowance	$3,105	—	79	103	$3,081
Litigation accrual	$280	136	11	104	$323
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

4.2	Form of Specimen Certificate representing the Class B Common Stock. Incorporated by reference to Exhibit 4.3 to the IPO Registration Statement.

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

10.1*	The Company’s 1994 Stock Option Plan, as amended as of July 17, 2001. Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the six months ended June 30, 2001.

10.2*	The Company’s 2004 Stock Incentive Plan. Incorporated by reference to Annex B to the Company’s Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on September 14, 2004.

10.3*	The Company’s 2007 Stock Incentive Plan. Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated September 11, 2007 (the “September 11, 2007 Form 8-K”).

10.4*	The Company’s 2009 Executive Management Incentive Plan (“EMIP”). Incorporated by reference to Exhibit 10.1 to the June 26, 2008 Form 8-K.

10.5*	Form of Outside Director Restricted Stock Grant Letter. Incorporated by reference to Exhibit 99.2 to the to the September 11, 2007 Form 8-K.

10.6*	Form of Employee Restricted Stock Grant Letter. Incorporated by reference to Exhibit 99.3 to the September 11, 2007 Form 8-K.

10.7*	Form of Employee Stock Option Grant Letter. Incorporated by reference to Exhibit 99.4 to the September 11, 2007 Form 8-K.

10.8*	Form of Stock Option Grant Letter for EMIP awards. (filed herewith)

10.9
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

10.12
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

10.14
Distribution Agreement dated October 11, 2001 between Siemens AG and the Company, Incorporated by reference to Exhibit 10.18 to the Company’s Quarterly Report on Form 10-Q for the nine months ended September 30, 2001.

10.15*
Amended and Restated Employment Agreement, dated as of December 15, 2008, between the Company and Roberta Lipson. Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2008.

10.16*
Amended and Restated Employment Agreement, dated as of December 15, 2008, between the Company and Elyse Beth Silverberg. Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2008.

10.17*
Amended and Restated Employment Agreement, dated as of December 22, 2008, between the Company and Lawrence Pemble. Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2008.

10.18*
Amended and Restated Employment Agreement, dated as of December 1, 2008, between the Company and Anne Marie Moncure. Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2008.

10.19*
Employment Agreement, dated as of November 11, 2008, between the Company and Robert Low. Incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2008.

10.20
Securities Purchase Agreement dated November 7, 2007 between the Company and Magenta Magic Limited. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 7,2007.

10.21
RMB Loan Agreement among Beijing United Family Health Center, Shanghai United Family Hospital, Inc. and International Finance Corporation, dated October 10, 2005. Incorporated by reference to Exhibit 10.28 to the Company’s Quarterly Report on Form 10-Q for the six months ended December 31, 2005.

10.22
Guarantee Agreement between Chindex International, Inc. and International Finance Corporation, dated October 11, 2005. Incorporated by reference to Exhibit 10.29 to the Company’s Quarterly Report on Form 10-Q for the six months ended December 31, 2005.

10.23
Loan Agreement dated December 10, 2007 between the Company and International Finance Corporation. Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated December 10, 2007 (the “December 10, 2007 Form 8-K”).

10.24
Amendment to Loan Agreement dated as of January 3, 2008 between Chindex China Healthcare Finance, LLC and International Finance Corporation. Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated January 10, 2008 (the “January 10, 2008 Form 8-K”).

10.25	Securities Purchase Agreement dated December 10, 2007 between the Company and International Finance Corporation. Incorporated by reference to Exhibit 10.1 to the December 10, 2007 Form 8-K.

10.26
Loan Agreement dated as of January 8, 2008 between Chindex China Healthcare Finance, LLC and DEG-Deutsche Investitions-Und Entwicklungsgesellschaft. Incorporated by reference to Exhibit 4.1 to January 10, 2008 Form 8-K.

10.27	Amendment to Loan Agreement dated as of May 27, 2009 between Chindex China Healthcare Finance, LLC and DEG-Deutsche Investitions-und Entwicklungsgesellschaft. (filed herewith)

10.28
SPV Guarantee Agreement dated as of January 8, 2008 between Chindex China Healthcare Finance, LLC and DEG-Deutsche Investitions-Und Entwicklungsgesellschaft. Incorporated by reference to Exhibit 4.2 to the January 10, 2008 Form 8-K.

10.29
Contractual Joint Venture Contract between Shanghai Changning District Central Hospital and the Company, dated February 9, 2002. Incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

10.30
Lease Agreement between Shanghai Changning District Hospital and the Company related to the lease of the building for Shanghai United Family Hospital. Incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

10.31
Lease Agreement between China Arts & Crafts Import & Export Corporation and Chindex (Beijing) Consulting Incorporated related to the lease of the building for the Company’s main office in Beijing. Incorporated by reference to Exhibit 10.17 to the Company’s Quarterly Report on Form 10-Q for the six months ended June 30, 2002.

10.32
Agreement between Siemens AG and the Company for long-term payment of vendor invoices. Incorporated by reference to Exhibit 10.18 to the Company’s Quarterly Report on Form 10-Q for the nine months ended September 30, 2002.

10.33	Form of Common Stock Purchase Warrant issued to investors on March 24, 2005. Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated March 21, 2005.

10.34	Amendatory Letter No. 1 dated February 5, 2009, to Loan Agreement dated December 10, 2007 between the Company and International Finance Corporation. (filed herewith)

21.1	List of subsidiaries. Incorporated by reference to Exhibit 21.1 to the Company’s Registration Statement on Form S-3 (No. 333-123975).

23.1	Consent of Independent Registered Public Accounting Firm (filed herewith)

31.1	Certification of the Company’s Chief Executive Officer Pursuant to Rule 13a-14(a) (filed herewith)

31.2	Certification of the Company’s Chief Financial Officer Pursuant to Rule 13a-14(a) (filed herewith)

31.3	Certification of the Company’s Principal Accounting Officer Pursuant to Rule 13a-14(a) (filed herewith)

32.1	Certification of the Company’s Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 (filed herewith)

32.2	Certification of the Company’s Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 (filed herewith)

32.3	Certification of the Company’s Principal Accounting Officer Pursuant to 18 U.S.C. Section 1350 (filed herewith)

*	Management contract or compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINDEX INTERNATIONAL, INC.

Dated: June 12, 2009	By:	/S/ Roberta Lipson
Roberta Lipson
Chief Executive Officer (principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Dated: June 12, 2009	By:	/S/ A. Kenneth Nilsson
A. Kenneth Nilsson
Chairman of the Board

Dated: June 12, 2009	By:	/S/ Roberta Lipson
Roberta Lipson
Chief Executive Officer and Director (principal executive officer)

Dated: June 12, 2009	By:	/S/ Lawrence Pemble
Lawrence Pemble
Executive Vice President-Finance, Chief Financial Officer and Director (principal financial officer)

Dated: June 12, 2009	By:	/S/ Elyse Beth Silverberg
Elyse Beth Silverberg
Executive Vice President, Secretary and Director

Dated: June 12, 2009	By:	/S/ Robert C. Low
Robert C. Low
Vice President of Finance, Chief Accounting Officer and Corporate Controller (principal accounting officer)

Dated: June 12, 2009	By:	/S/ Holli Harris
Holli Harris
Director

Dated: June 12, 2009	By:	/S/ Carol R. Kaufman
Carol R. Kaufman
Director

Dated: June 12, 2009	By:	/S/ Julius Y. Oestreicher
Julius Y. Oestreicher
Director