Form 10-K/A
period 2008-03-31
CHINDEX INTERNATIONAL INC
filed 2009-07-17
CIK 922717

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 3

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

Securities registered pursuant to Section 12(g) of the Act:

None

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

EXPLANATORY NOTE

This amendment to Chindex International, Inc.’s Annual Report on Form 10-K for the fiscal year ended March 31, 2008, is filed solely for the purposes of (i) reflecting on the cover page that the Company’s securities are now registered pursuant to Section 12(b) of the Act rather than 12(g) as a result of the change in status of Nasdaq; (ii) adding a new sentence at the end of Item 9A, which is set forth herein in its entirety; (iii) deleting references to Exhibits 10.17-10.20 from Item 15(b), which references were made in error; and (iv) refurnishing the Rule 13a-14(a) and 18 U.S.C. Section 1350 certifications to include the dates thereof. The Form 10-K as previously amended to date otherwise is unchanged.

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

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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

10.15*	Employment Agreement, dated as of March 1, 2006, between the Company and Lawrence Pemble. Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated October 31, 2006.

10.16*	Employment Agreement, dated as of May 1, 2006, between the Company and Anne Marie Moncure. Incorporated by reference to Exhibit 10.19 to the Company’s Quarterly Report on

Form 10-Q for the period ended December 31, 2006.

10.17	Intentionally Omitted.

10.18	Intentionally Omitted.

10.19	Intentionally Omitted.

10.20	Intentionally Omitted.

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

CHINDEX INTERNATIONAL, INC.

July 17, 2009	By:	/s/ Lawrence Pemble
Lawrence Pemble
Executive Vice President, Finance and Chief Financial Officer