Form 10-Q
period 2009-06-30
CHINDEX INTERNATIONAL INC
filed 2009-08-10
CIK 922717

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
Commission file number 0-24624
CHINDEX INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

DELAWARE (State or other Jurisdiction of Incorporation or Organization)	13-3097642 (I.R.S. Employer Identification Number)

4340 East West Highway, Suite 1100, Bethesda, Maryland (Address of principal executive offices)	20814 (Zip Code)
(301) 215-7777
(Registrant’s telephone number)
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes ☑   No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑   No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑
The number of shares outstanding of each of the registrant’s class of common equity, as of July 30, 2009, was 13,479,264 shares of Common Stock and 1,162,500 shares of Class B Common Stock.

CHINDEX INTERNATIONAL, INC.
INDEX
FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CHINDEX INTERNATIONAL, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(in thousands except share data)
(Unaudited)

	June 30, 2009	March 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$15,580	$20,293
Restricted cash	634	1,854
Investments	53,103	51,502
Accounts receivable, less allowance for doubtful accounts of $5,116 and $5,041, respectively
Product sales receivables	36,404	37,994
Patient service receivables	9,898	8,837
Inventories, net	11,260	11,346
Deferred income taxes	2,575	2,410
Other current assets	3,763	3,239

Total current assets	133,217	137,475
Restricted cash	1,572	1,437
Property and equipment, net	21,143	20,633
Noncurrent deferred income taxes	1,021	1,031
Other assets	1,927	2,061

Total assets	$158,880	$162,637

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt, current portion of long-term debt and vendor financing	$4,019	$1,631
Current portion of capitalized leases	13	22
Accounts payable	11,018	12,259
Accrued expenses	10,300	20,607
Other current liabilities	5,177	4,148
Deferred revenue	2,011	1,539
Income taxes payable	1,581	1,568

Total current liabilities	34,119	41,774
Long-term debt, vendor financing and convertible debentures	22,603	23,709
Long-term deferred revenue	1,750	595
Long-term deferred tax liability	119	119

Total liabilities	58,591	66,197

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value, 500,000 shares authorized, none issued	—	—
Common stock, $.01 par value, 28,200,000 shares authorized, including 3,200,000 designated Class B:
Common stock — 13,464,807 and 13,452,007 shares issued and outstanding at June 30, 2009 and March 31, 2009, respectively	135	135
Class B stock — 1,162,500 shares issued and outstanding at June 30, 2009 and March 31, 2009, respectively	12	12
Additional paid-in capital	96,562	95,808
Accumulated other comprehensive income	3,055	3,072
Retained earnings (accumulated deficit)	525	(2,587)

Total stockholders’ equity	100,289	96,440

Total liabilities and stockholders’ equity	$158,880	$162,637

The accompanying notes are an integral part of these consolidated condensed financial statements.

CHINDEX INTERNATIONAL, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(in thousands except share and per share data)
(Unaudited)

	Three months ended June 30,
	2009	2008
Product sales	$23,283	$12,496
Healthcare services revenue	22,048	19,572

Total revenue	45,331	32,068

Costs and expenses
Product sales costs	17,469	9,896
Healthcare services costs	16,750	15,735
Selling and marketing expenses	3,160	2,458
General and administrative expenses	2,678	3,226

Income from operations	5,274	753

Other (expenses) and income
Interest expense	(273)	(226)
Interest income	472	469
Miscellaneous (expense) income — net	(647)	7

Income before income taxes	4,826	1,003
Provision for income taxes	(1,573)	(1,164)

Net income (loss)	$3,253	$(161)

Net income (loss) per common share — basic	$.22	$(.01)

Weighted average shares outstanding — basic	14,480,484	14,320,438

Net income (loss) per common share — diluted	$.20	$(.01)

Weighted average shares outstanding — diluted	15,943,992	14,320,438

The accompanying notes are an integral part of these consolidated condensed financial statements.

CHINDEX INTERNATIONAL, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three months ended June 30,
	2009	2008
OPERATING ACTIVITIES
Net income (loss)	$3,253	$(161)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	971	846
Provision for sales demonstration inventory	165	201
Inventory write down	21	7
Provision for doubtful accounts	72	262
Loss on disposal of property and equipment	—	10
Deferred income taxes	(156)	(182)
Stock based compensation	689	576
Foreign exchange gain	(906)	(114)
Amortization of debt issuance costs	2	3
Amortization of debt discount	61	63
Change in fair value of warrants	741	—
Changes in operating assets and liabilities:
Restricted cash	1,231	732
Accounts receivable	1,188	4,088
Inventories	(78)	(794)
Other current assets	(485)	(757)
Other assets	132	(344)
Accounts payable, accrued expenses, other current liabilities and deferred revenue	(9,005)	(2,022)
Income taxes payable	12	(21)

Net cash (used in) provided by operating activities	(2,092)	2,393
INVESTING ACTIVITIES
Purchases of short-term investments and CDs	(1,602)	—
Purchases of property and equipment	(1,468)	(1,615)

Net cash used in investing activities	(3,070)	(1,615)
FINANCING ACTIVITIES
Proceeds from debt, vendor financing and convertible debentures	1,218	552
Repayment of debt, vendor financing and capitalized leases	(30)	—
Proceeds from exercise of stock options and warrants	65	—

Net cash provided by financing activities	1,253	552
Effect of foreign exchange rate changes on cash and cash equivalents	(804)	325

Net (decrease) increase in cash and cash equivalents	(4,713)	1,655
Cash and cash equivalents at beginning of period	20,293	79,258

Cash and cash equivalents at end of period	$15,580	$80,913

Non-cash investing and financing activities consist of the following:
Acquisition of inventory through vendor financing agreement	$—	$662
The accompanying notes are an integral part of these consolidated condensed financial statements.

CHINDEX INTERNATIONAL, INC.
CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the three months ended June 30, 2009
(in thousands except share data)
(Unaudited)

							Accumulated
					Additional		Other
	Common Stock		Common Stock Class B		Paid In	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Total

Balance at March 31, 2009	13,452,007	$135	1,162,500	$12	$95,808	$(2,587)	$3,072	$96,440
Net income						3,253		3,253
Foreign currency translation adjustment							(17)	(17)

Comprehensive income								3,236
Cumulative effect of change in accounting principle						(141)		(141)
Stock based compensation					689			689
Options and warrants exercised and issuance of restricted stock	12,800	—			65			65

Balance at June 30, 2009	13,464,807	$135	1,162,500	$12	$96,562	$525	$3,055	$100,289

The accompanying notes are an integral part of these consolidated condensed financial statements.

CHINDEX INTERNATIONAL, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
Note 1. BASIS OF PRESENTATION
     The accompanying unaudited consolidated condensed financial statements of Chindex International, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year.
     References to “Chindex”, “we”, “us” and “our” refer to Chindex International, Inc. and subsidiaries, unless the context otherwise requires.
     For further information, refer to the consolidated financial statements and footnotes thereto included in our annual report on Form 10-K for the fiscal year ended March 31, 2009.
Policies and procedures
Consolidation
     The consolidated condensed financial statements include the accounts of the Company, its subsidiaries and variable interest entities. All intercompany balances and transactions are eliminated in consolidation.
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
     Revenue related to the sale of medical equipment, instrumentation and products to customers in China by our Medical Products division is recognized upon product shipment. Revenue from sales to customers in Hong Kong is recognized upon delivery. We provide installation, warranty, and training services for certain of our capital equipment and instrumentation sales. These services are viewed as perfunctory to the overall arrangement and are not accounted for separately from the equipment sale. Costs associated with installation, training and standard warranty are not significant and are recognized in cost of sales as they are incurred. Sales involving multiple elements are analyzed and recognized under the guidelines of Staff Accounting Bulletin (SAB) 104, “Revenue Recognition” and Emerging Issues Task Force (EITF) 00-21, “Revenue Arrangements with Multiple Deliverables”. From time to time, the Company supplies products and services to its customers which are delivered over time. In some cases, this can result in deferral of revenue to future periods. Deferred revenue was $3,761,000 and $2,134,000 as of June 30, 2009 and March 31, 2009, respectively.
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
     In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” The FSP amends SFAS 107, “Disclosure about Fair Value of Financial Instruments,” and Accounting Principles Board Opinion No. 28, “Interim Financial Reporting,” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. FSP FAS 107-1 and APB 28-1 is effective for the Company for periods ending after June 15, 2009.
     The carrying amounts reported in the consolidated condensed balance sheet for cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the short-term maturity of these instruments.

     The following table presents the balances of financial instruments measured at fair value on a recurring basis by level as of June 30, 2009 (in thousands):

		Quoted Prices	Significant	Significant
		in Active Markets	Other Observable	Unobservable
		for Identical	Inputs	Inputs
Description	Total	Assets (Level 1)	(Level 2)	(Level 3)
Assets
U.S. Government Sponsored Enterprises	$3,273	$—	$3,273	$—
Corporate Bonds	435	—	435	—

Total	$3,708	$—	$3,708	$—

Liabilities
Warrants	$882	$—	$—	$882

The valuations of the investment securities are obtained from a financial institution that trades in similar securities.
     The fair value of the warrants as of April 1, 2009, estimated to be $141,000, was recognized as a cumulative effect of a change in accounting principle and charged against retained earnings, based on the Black-Scholes formula using the following assumptions: conversion price of $6.07, the Company’s stock price as of April 1, 2009 of $4.97, volatility of 76.8%, and discount rate of 1.67%. During the three months ended June 30, 2009, the estimated fair value of the warrants increased to $882,000, primarily due to an increase in the Company’s stock price, and the change in fair value of $741,000 was recorded in Miscellaneous (expense) income. The assumptions used in the fair value calculation for the warrants as of June 30, 2009 were: conversion price of $6.07, Company stock price as of June 30, 2009 of $12.37, volatility of 76.8%, and discount rate of 2.56%.
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
     The fair value of the Company’s convertible debt was calculated based on an estimate of the present value of the debt payments combined with an estimate of the value of the conversion option, using the Black-Scholes option pricing model. For the Company’s other long-term debt, the fair value was calculated based on an estimate of the present value of the debt payments. As of June 30, 2009, the carrying value of the Company’s convertible debt, net of debt discount, and the long-term debt outstanding for the International Finance Corporation (IFC) 2005 RMB loan was $22.4 million, and the estimated fair value was $24.3 million. The carrying amounts of the remaining debt instruments approximate fair value, as the instruments are subject to variable rates of interest or have short maturities.
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
Recent Accounting Pronouncements:
     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51,” (SFAS 160). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. The adoption of SFAS 160 did not have material impact on our consolidated condensed financial statements.
     In June 2008, the FASB ratified EITF Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (EITF 07-5). EITF. 07-5 mandates a two-step process for evaluating whether an equity-linked financial instrument or embedded feature is indexed to the entity’s own stock. It is effective for fiscal years beginning on or after December 15, 2008. The adoption of EITF 07-5 had a significant effect on our consolidated condensed financial statements (see Note 9 to the consolidated condensed financial statements).
     In May 2008, the FASB issued Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments That May be Settled in Cash upon Conversion (including partial cash settlement)” (FSP APB 14-1). FSP APB 14-1 requires that the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) be separately accounted for in a manner that reflects an issuer’s nonconvertible debt borrowing rate. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years; however, early adoption is not permitted. Retrospective application to all periods presented is required except for instruments that were not outstanding during any of the periods that will be presented in the annual financial statements for the period of adoption but were outstanding during an earlier period. The adoption of this FSP had no impact on our consolidated condensed financial statements.
     In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (FSP EITF 03-6-1). FSP EITF 03-6-1 provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. Upon adoption, a company is required to retrospectively adjust its earnings per share data (including any amounts related to interim periods, summaries of earnings and selected financial data) to conform with the provisions in FSP EITF 03-6-1. The Company’s unvested restricted stock is considered a participating security. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008, including interim periods within those fiscal years. The adoption of this FSP did not have a material impact on our consolidated condensed financial statements.
     In September 2008, the FASB issued FSP FAS 133-1 and FIN 45-4, “Disclosures about Credit Derivatives and Certain Guarantees — An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161” (FSP FAS 133-1 and FIN 45-4). FSP FAS 133-1 and FIN 45-4 amend and enhance disclosure requirements for sellers of credit derivatives and financial guarantees. It also clarifies that the disclosure requirements of SFAS No. 161 are effective for quarterly periods beginning after November 15, 2008, and fiscal years that include those periods. FSP FAS 133-1 and FIN 45-4 is effective for reporting periods (annual or interim) ending after November 15, 2008. The implementation of this FSP did not have a material impact on our consolidated condensed financial statements.
     In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” which provides additional authoritative guidance to assist both issuers and users of financial statements in determining whether a market is active or inactive, and whether a transaction is distressed. FSP FAS 157-4 is effective for the Company for periods ending after June 15, 2009. The adoption of this FSP did not have a material impact on our consolidated condensed financial statements.
     In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” The FSP amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The Company was required to adopt FSP FAS 115-2 and FAS 124-2 in the quarter ending after June 15, 2009. The adoption of this FSP did not have a material impact on our consolidated condensed financial statements.
     In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (SFAS 165). SFAS 165 applies to the accounting for and disclosure of subsequent events that occur after the balance sheet date, but before financial statements are issued or are available to be issued. SFAS 165 sets forth the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SAFS 165 is effective for periods ending after June 15, 2009. The Company has evaluated subsequent events through August 10, 2009, the date of issuance of our condensed consolidated financial statements.
Note 2. INVESTMENTS
     The following table summarizes the Company’s investments, including accrued interest, as of June 30, 2009 and March 31, 2009 (in thousands):

	June 30, 2009	March 31, 2009
Current investments:
Certificates of deposit	$49,395	$49,052
U.S. Government Sponsored Enterprises	3,273	2,450
Corporate bonds	435	—

Total current investments	$53,103	$51,502

     The Company’s short-term investments include $49,395,000 of Certificates of Deposit with six, 12 and 15 month terms and fixed interest rates between 2.25% and 3.64%, issued by HSBC, a large international financial institution, and by large financial institutions in China. The Company’s short-term investments also include available-for-sale securities at fair value, which approximates cost, of $3,273,000 issued by U.S. government sponsored enterprises and corporate bonds of $435,000, which mature within one year. The Company’s short-term investments are recorded at fair value, and the difference between fair value and amortized cost as of June 30, 2009 was de minimis.

Note 3. INVENTORIES, NET
     (in thousands)

	June 30, 2009	March 31, 2009
Inventories, net, consist of the following:
Merchandise inventory, net	$8,007	$8,235
Healthcare services inventory	986	919
Parts, net	2,267	2,192

	$11,260	$11,346

The inventory valuation allowance was $151,000 at June 30, 2009 and March 31, 2009.
Note 4. PROPERTY AND EQUIPMENT, NET
     (in thousands)

	June 30, 2009	March 31, 2009
Property and equipment, net consists of the following:
Furniture and equipment	$18,462	$17,917
Vehicles	21	21
Construction in progress	871	741
Leasehold improvements	20,083	19,395

	39,437	38,074
Less: accumulated depreciation and amortization	(18,294)	(17,441)

	$21,143	$20,633

     Construction in progress relates to the development of the United Family Healthcare network of private hospitals and health clinics in China.
Note 5. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
     (in thousands):

	June 30, 2009	March 31, 2009
Accrued expenses:
Accrued contract expenses	$4,538	$13,798
Accrued expenses- healthcare services	1,309	1,381
Accrued compensation	4,188	5,101
Accrued expenses- other	265	327

	$10,300	$20,607

Other current liabilities:
Accrued other taxes payable- non-income	$448	$687
Accrued interest	464	302
Warrants liability	882	—
Customer deposits	1,588	1,561
Other current liabilities	1,795	1,598

	$5,177	$4,148

Note 6. DEBT
     The Company’s short-term and long-term debt balances are (in thousands)

	June 30, 2009		March 31, 2009
	Short term	Long term	Short term	Long term
Vendor financing — Product Sales	$2,791	$204	$1,568	$1,377
Vendor financing — Healthcare Services	42	—	63	—
Line of credit	1,186	—	—	—
Long term loan	—	9,497	—	9,491
Convertible notes, net of debt discount	—	12,902	—	12,841

	$4,019	$22,603	$1,631	$23,709

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
Line of credit
     As of June 30, 2009 and March 31, 2009, there were no letters of credit outstanding. As of June 30, 2009, a balance of $1,186,000 was outstanding under our $1,750,000 credit facility with M&T Bank. The borrowings under that credit facility bear interest at 1.00% over the three-month London Interbank Offered Rate (LIBOR). At June 30, 2009 the interest rate on this facility was 1.62%. Balances outstanding under the facility are payable on demand, fully secured and collateralized by government securities acceptable to the Bank having an aggregate fair market value of not less than $1,945,000.
Long term loan- IFC 2005

     In October 2005, Beijing United Family Hospital (BJU) and Shanghai United Family Hospital (SHU), majority-owned subsidiaries of the Company, obtained long-term debt financing under a program with the International Finance Corporation (IFC) (a division of the World Bank) for 64,880,000 Chinese Renminbi (approximately $8,000,000). The term of the loan is 10 years at an initial interest rate of 6.73% with the borrowers required to begin making payments into a sinking fund beginning in the fourth year, with the option to extend the beginning of these payments to the fifth year if certain loan covenants have been met. The loan covenants related to the sinking fund provision are based on the Company’s March 31, 2009 financial statements. The Company has determined that it has met the conditions to extend the beginning of the sinking fund payments to the fifth year. Accordingly, sinking fund payments will begin in October 2010. The interest rate will be reduced to 4.23% for any amount of the outstanding loan on deposit in the sinking fund. The loan program also includes certain other covenants which require the borrowers to achieve and maintain specified liquidity and coverage ratios in order to conduct certain business transactions such as pay intercompany management fees or incur additional indebtedness. As of June 30, 2009, the Company was in compliance with the loan covenants as amended. Chindex International, Inc. guaranteed repayment of this loan. In terms of security, IFC has, among other things, a lien over the equipment owned by the borrowers and over their bank accounts. In addition, IFC has a lien over Chindex bank accounts not already pledged, but not over other Chindex assets. As of June 30, 2009, the outstanding balance of this debt was 64,880,000 Chinese Renminbi (current translated value of $9,497,000, see “Foreign Currency Exchange and Impact of Inflation”) and was classified as long-term. At March 31, 2009 the outstanding balance was $9,491,000, classified as long-term.
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
     The Tranche C Notes have a ten-year maturity, bear no interest of any kind and are convertible at the same conversion price as the Tranche B Notes at any time and will be automatically converted upon the completion of two proposed new and/or expanded hospitals in China (the “JV Hospitals”), subject to compliance with certain JPM Financing provisions. Notwithstanding the foregoing, the Notes would be automatically converted after the earlier of 12 months having elapsed following commencement of operations at either of the JV Hospitals or either of the JV Hospitals achieving break-even earnings before interest, taxes, depreciation and amortization for any 12-month period ending on the last day of a fiscal quarter, subject to compliance with certain JPM Financing provisions.
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
     In connection with the issuance of the Notes, the Company incurred issuance costs of $314,000, which primarily consisted of legal and other professional fees. Of these costs, $61,000 is attributable to the Tranche A shares, $159,000 is attributable to Tranche B Notes which converted in January 2008 and the remaining of $94,000 is attributable to the Tranche C Notes and has been capitalized to be amortized over the life of the Notes. As of June 30, 2009 and March 31, 2009, the unamortized financing cost was $78,000 and $80,000, respectively, and is included in “Other Assets.”
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
     The debt discount pursuant to the Notes as of June 30, 2009 and March 31, 2009 was $2,098,000 and $2,159,000, respectively. Amortization of the discount was approximately $61,000 and $63,000 for the three months ended June 30, 2009 and June 30, 2008, respectively.
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

     The IFC Facility contains customary financial covenants, including maintenance of a maximum ratio of liabilities to tangible net worth and a minimum debt service coverage ratio, and covenants that, among other things, place limits on the Company’s ability to incur debt, create liens, make investments and acquisitions, sell assets, pay dividends, prepay subordinated debt, merge with other entities, engage in transactions with affiliates, and make capital expenditures. The IFC Facility also contains customary events of default. As of June 30, 2009, the Company was in compliance with the loan covenants as amended.
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
     The DEG Loans would be made directly to the Joint Ventures. As of the date of this report, we have experienced delays in the development timeline and certain changes in project scope for the proposed healthcare facilities due to the fluctuations and uncertainties in the real estate markets in China resulting from the global economic downturn and as a result the formal Joint Venture entities have yet to be formally approved. We have entered into an amendment to the DEG Loans extending the initial draw down date by one year from July 1, 2009 to July 1, 2010. Nonetheless, draws under the DEG Facility remain subject to lender agreement to project scope, collateral and other provisions. As initially negotiated, the DEG Loans would bear interest equal to a fixed base rate determined at the time of each disbursement plus 2.75% per annum, with a reduction in the spread first to 2.50% and second to 2.00% per annum upon, in each case, upon the satisfaction of certain conditions, and would mature 9.25 years from the date of first disbursement. Mutual agreement on or amendment of these terms will be required, in addition to the formation of the Joint Ventures and finalization of conditions precedent, as to which there can be no assurances.
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
     The Company’s guarantee of the DEG Facility contains customary financial covenants, including maintenance of a maximum ratio of liabilities to tangible net worth and a minimum debt service coverage ratio, and covenants that, among other things, place limits on the Company’s ability to incur debt, create liens, make investments and acquisitions, sell assets, pay dividends, prepay subordinated debt, merge with other entities, engage in transactions with affiliates, and make capital expenditures. The DEG Facility contains customary events of default. As of June 30, 2009, the Company was in compliance with the loan covenants as amended.
     In connection with the issuance of the IFC and DEG Facilities, the Company incurred issuance costs of $1,019,000, which primarily consisted of legal and other professional fees. These issuance costs have been capitalized and will be amortized over the life of the debt. As of June 30, 2009 the balance of the unamortized financing cost was $1,019,000 and is included in “Other Assets.”

Debt Payments Schedule and Restricted Cash
     The following table sets forth the Company’s debt obligations as of June 30, 2009:
(in thousands)

	Total	2010	2011	2012	2013	2014	Thereafter

Long term loan	$9,497	$950	$950	$950	$1,424	$1,424	$3,799
Convertible notes	15,000	—	—	—	—	—	15,000
Line of credit	1,186	1,186	—	—	—	—	—
Vendor financing	3,037	2,833	204		—	—	—

Total	$28,720	$4,969	$1,154	$950	$1,424	$1,424	$18,799

     Restricted cash of $2,206,000 as of June 30, 2009, primarily represents collateral related to performance bonds issued in connection with the execution of certain contracts for the supply of medical equipment in our Medical Products division. Scheduled expiration of these bonds is from June 2009 through August 2014.
Note 7. TAXES
     We recorded a $1,573,000 provision for taxes in the three months ended June 30, 2009 as compared to a provision for taxes of $1,164,000 for the three months ended June 30, 2008. The effective tax rate was calculated in accordance with FASB Interpretation No.18, “Accounting for Income Taxes in Interim Periods—an interpretation of APB Opinion No. 28”. Our tax expense includes the effect of losses in entities for which we cannot recognize a benefit in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes” (SFAS 109) and APB Opinion No. 28, “Interim Financial Reporting” (APB 28).
     We recognize interest and penalties related to uncertain tax positions in income tax expense. As of June 30, 2009 and March 31, 2009, we had no accrued interest related to uncertain tax positions.
Note 8. NET EARNINGS PER SHARE
     The Company follows SFAS No. 128, “Earnings per Share” whereby basic earnings per share excludes any dilutive effects of options, restricted stock, warrants and convertible securities and diluted earnings per share includes such effects. The Company does not include the effects of stock options, restricted stock, warrants and convertible securities for periods when such an effect would be antidilutive.
     The following is a reconciliation of the numerators and denominators of the basic and diluted Earnings per Share (EPS) computations for net income and other related disclosures:

(in thousands except share and per share data)

	Three months ended June 30,
	2009	2008

Basic net income (loss) per share computation:
Numerator:
Net income (loss)	$3,253	$(161)
Denominator:
Weighted average shares outstanding- basic	14,480,484	14,320,438

Net income (loss) per common share — basic:	$.22	$(.01)

Diluted net income (loss) per share computation:
Numerator:
Net income (loss)	$3,253	$(161)

Denominator:
Weighted average shares outstanding- basic	14,480,484	14,320,438
Effect of dilutive securities:
Shares issuable upon exercise of dilutive outstanding stock options, conversion of convertible debentures, vesting of restricted stock and exercise of warrants:	1,463,508	—

Weighted average shares outstanding-diluted	15,943,992	14,320,438

Net income (loss) per common share — diluted:	$.20	$(.01)

     For the three months ended June 30, 2009 and 2008, there were 740,662 and 2,142,674 shares, respectively, which were not included in the calculation of diluted net income (loss) per share as the effect would have been antidilutive.
Note 9. STOCKHOLDERS’ EQUITY AND WARRANTS
Stock-Based Compensation:
     Compensation costs related to equity compensation, including stock options and restricted stock, for the three months ended June 30, 2009 were $689,000 and for the three months ended June 30, 2008 were $576,000. No amounts relating to the share-based payments have been capitalized in either the recent or prior periods
     The Company generally grants stock options that vest over a three or four year period to senior, long-term employees. Option awards are granted with an exercise price equal to the market price of the Company’s stock on the date of grant. Stock options have up to 10-year contractual terms.
     The Company calculates grant-date fair values using the Black-Scholes option pricing model. To calculate fair market value, this model utilizes certain information, such as the interest rate on a risk-free security maturing generally at the same time as the expected life of the option being valued and the exercise price of the option being valued. It also requires certain assumptions, such as the expected amount of time the option will be outstanding until it is exercised or it expires and the expected volatility of the Company’s common stock over the expected life of the option. The weighted average fair value of the options issued during the three months ended June 30, 2009 was $8.44 and for the three month ended June 30, 2008 was $12.08.

     The weighted average assumptions used to determine the value of the options at the grant date for options granted during the three months ended June 30, 2009 were:

June 30, 2009
Volatility	76.80%
Dividend yield	0.00%
Risk-free interest rate	2.87%
Expected average life	6.0 years
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
     Based on historical experience, the Company assumed a forfeiture rate of 6.00% as of June 30, 2009 and 2008 on both its stock options and restricted stock. The Company will record additional expense if the actual forfeitures are lower than estimated and will record a recovery of prior expense if the actual forfeitures are higher than estimated.
     The following table summarizes the stock option activity during the three months ended June 30, 2009:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Number	Exercise	Term	Value (in
	of Shares	Price	(Years)	thousands)*
Options outstanding at March 31, 2009	1,789,184	$8.10
Granted	15,000	12.37
Exercised	(15,000)	4.36
Canceled	(109,800)	15.15

Options outstanding at June 30, 2009	1,679,384	$7.71	6.03	$9,002

Options exercisable at June 30, 2009	1,044,871	$4.61	4.33	$8,450

*	The aggregate intrinsic value on this table was calculated based on the positive difference between the closing market price of the Company’s common stock on June 30, 2009 ($12.37) and the exercise price of the underlying options.
     During the three months ended June 30, 2009 and 2008, the total intrinsic value of stock options exercised was $145,000 and $0 respectively. The actual cash received upon exercise of stock options was $65,000 and $0 respectively. The unamortized fair value of the stock options as of June 30, 2009 was $4,047,000, the majority of which is expected to be expensed over the weighted-average period of 2.19 years.
     The total fair value of options vested during the three months ended June 30, 2009 and 2008 was $471,000 and $0, respectively.

     The following table summarizes activity relating to restricted stock for the three months ended June 30, 2009:

	Number of shares	Aggregate Intrinsic
	underlying restricted	Value of Restricted
	stock	Stock (in thousands) *
Outstanding as of March 31, 2009	135,290
Granted	—
Vested	(9,047)
Forfeited	(1,667)

Outstanding as of June 30, 2009	124,576	$1,541

Expected to vest	117,090	$1,448

*	The aggregate intrinsic value on this table was calculated based on the closing market price of the Company’s common stock on June 30, 2009 ($12.37).
     The weighted average remaining contractual term of the restricted stock, calculated based on the service-based term of each grant, is approximately two years. As of June 30, 2009 and 2008, the unamortized fair value of the restricted stock was $890,000 and $990,000, respectively. This unamortized fair value will be recognized over the next four years. Restricted stock is valued at the stock price on the date of grant.
Security Issuances – Warrants:
     The Company issued warrants in 2004 and 2005 in connection with the sale of common stock. No additional warrants were issued in subsequent years. During the three months ended June 30, 2009 and 2008, there were 0 and 157,498 warrants exercised, respectively, leaving an outstanding balance of 131,425 as of June 30, 2009 and 2008, respectively. These warrants were exercised on a cashless basis. During the three months ended June 30, 2009 and 2008, the exercised warrants had an average exercise price of $0, and $6.07, respectively. As of June 30, 2009 all the outstanding warrants had an exercise price of $6.07 and will expire in March 2010.
     The Company implemented EITF 07-5, “Determining Whether an Instrument (or an Embedded Feature) is Indexed to an Entity’s Own Stock,” effective April 1, 2009. EITF 07-5 provides that an entity should use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. The Warrant Agreement provides for adjustments to the purchase price for certain dilutive events, which includes an adjustment to the conversion ratio in the event that the Company makes certain equity offerings in the future at a price lower than the conversion prices of the warrant instruments. Under the provisions of EITF 07-5, the warrants are not considered indexed to the Company’s stock because future equity offerings or sales of the Company’s stock are not an input to the fair value of a “fixed-for-fixed” option on equity shares, and equity classification is therefore precluded. Accordingly, effective April 1, 2009, the warrants are recognized as a liability in the Company’s consolidated balance sheet at fair value and will be marked-to-market each reporting period.
     The fair value of the warrants as of April 1, 2009, estimated to be $141,000, was recognized as a cumulative effect of a change in accounting principle and charged against retained earnings, based on the Black-Scholes formula using the following assumptions: exercise price of $6.07, the Company’s stock price as of April 1, 2009 of $4.97, volatility of 76.8%, and discount rate of 1.67%. During the three months ended June 30, 2009, the estimated fair value of the warrants increased to $882,000, primarily due to an increase in the Company’s stock price, and the change in fair value of $741,000 was recorded in Miscellaneous (expense) income. The assumptions used in the fair value calculation for the warrants as of June 30, 2009 were: exercise price of $6.07, Company stock price as of June 30, 2009 of $12.37, volatility of 76.8%, and discount rate of 2.56%.

Securities Issuances– JPM:
                 On November 7, 2007, the Company entered into a securities purchase agreement with Magenta Magic Limited, a wholly owned indirect subsidiary of J.P. Morgan Chase & Co (JPM), in which the Company agreed to sell to JPM (i) 538,793 shares of Common Stock at a purchase price of $18.56 for a total amount of $10 million, less issuance costs of $61,000 for net proceeds to the Company of $9,939,000 (the “JPM Shares”) and (ii) convertible notes at face value for a total of $40 million.  (See Note 6 “Debt” to the consolidated financial statements for additional information on the convertible notes).
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
Note 10. COMMITMENTS AND CONTINGENCIES
Leases
     The Company leases office space, warehouse space, and space for hospital and clinic operations under operating leases. Future minimum payments under these noncancelable operating leases consist of the following (in thousands):

Nine months ending March 31,
2010	$3,415
Year ending March 31:
2011	3,911
2012	2,791
2013	2,092
2014	1,633
Thereafter	9,866

Net minimum rental commitments	$20,293

     The above leases require the Company to pay certain pass through operating expenses and rental increases based on inflation.
     Rental expense was approximately $1,010,000 and $1,109,000 for the three months ended June 30, 2009 and 2008, respectively.
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

	Healthcare Services		Medical Products	Total

For the three months ended June 30, 2009:
Sales and service revenue	$22,048		$23,283	$45,331
Gross Profit	n/a	*	5,814	n/a
Gross Profit %	n/a	*	25%	n/a
Income from operations before foreign exchange	$4,125		$243	$4,368
Foreign exchange gain				906

Income from operations				$5,274
Other (expense), net				(448)

Income before income taxes				$4,826

Assets as of June 30, 2009	$95,851		$63,029	$158,880

	Healthcare Services		Medical Products	Total

For the three months ended June 30, 2008:
Sales and service revenue	$19,572		$12,496	$32,068
Gross Profit	n/a	*	2,600	n/a
Gross Profit %	n/a	*	21%	n/a
Income from operations before foreign exchange	$2,775		$(2,136)	$639
Foreign exchange gain				114

Income from operations				$753
Other income, net				250

Income before income taxes				$1,003

Assets as of March 31, 2009	$94,675		$67,962	$162,637

*	Gross profit margins are not routinely calculated in the healthcare industry.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Statements contained in this quarterly report on Form 10-Q relating to plans, strategies, objectives, economic performance and trends and other statements that are not descriptions of historical facts may be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking information is inherently subject to risks and uncertainties, and actual results could differ materially from those currently anticipated due to a number of factors, which include, but are not limited to, the factors set forth under the heading “Risk Factors” and in other documents filed by the Company with the Securities and Exchange Commission from time to time, including, without limitation, the Company’s annual report on Form 10-K for the year ended March 31, 2009. Forward-looking statements may be identified by terms such as “may,” “will,” “should,” “could,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “forecasts,” “potential,” or “continue” or similar terms or the negative of these terms. Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, levels of activity, performance or achievements. The Company has no obligation to update these forward-looking statements.
Critical Accounting Policies
     A summary of critical accounting policies is presented in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” of the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2009.
RESULTS OF OPERATIONS
Quarter ended June 30, 2009 compared to quarter ended June 30, 2008
     Our revenue for the three months ended June 30, 2009 was $45,331,000, up 41% from the three months ended June 30, 2008 revenue of $32,068,000. We experienced an increase in revenue over the periods of 13% in the Healthcare Services division and an increase in revenue of 86% in the Medical Products division. Costs and expenses were $40,057,000 for the three months ended June 30, 2009 as compared with $31,315,000 for the prior period. Healthcare Services division operating costs increased 7% over the periods and operating costs in the Medical Products division increased by 57%. We recorded income from operations of $5,274,000 for the recent quarter, as compared to income from operations of $753,000 for the same quarter last year. We recorded net income of $3,253,000 for the recent quarter, as compared to net loss of $161,000 for the same quarter last year. Costs at the parent level of the Company, which have been allocated among the divisions as described below, decreased $558,000 between the periods, due to increased foreign exchange gains ($792,000) primarily resulting from Euro:USD transactions which offset higher expenses for professional fees ($169,000).
Healthcare Services Division
     The Healthcare Services division operates our network of private healthcare facilities in China. During the three months ended June 30, 2009 and the same quarter last year, the division consisted of a network of United Family Hospitals and Clinics (UFH) in Beijing and Shanghai. In Beijing, the UFH network included Beijing United Family Hospital and Clinics, and two affiliated free-standing, primary care clinics. In Shanghai, the UFH network included Shanghai United Family Hospital and Clinics and one affiliated, free-standing, primary care clinic. In October of 2008 we commenced operations in the southern China market of Guangzhou with the opening of a free-standing primary care clinic. Our facilities are managed through a corporate level shared administrative network allowing cost and clinical efficiencies. In addition, we have initiated a pilot project to market our hospital management expertise to third party facilities not owned by Chindex. Our first managed facility was opened in the city of Wuxi in April of 2008.

     The division has begun expansion of the United Family network of private healthcare facilities in China. We have raised additional capital and established credit facilities in the aggregate amount of up to approximately $105 million, subject to availability, to be used principally in connection with this expansion. In the coming year we have planned capital expenditures of approximately $26 million for construction, equipment and information systems related to projects in each of our operating markets of Beijing, Shanghai and Guangzhou (see “Liquidity and Capital Resources”). In Beijing we are currently executing a major expansion of our existing hospital campus which will double our size and available beds and add a major new clinic facility which we believe will open within the next year. In Guangzhou we opened a new clinic in 2008 and expect to open a 125-bed stand alone facility in 2012. In Shanghai, our proposed Shanghai Pudong District clinic encountered delays in 2008 due to zoning restrictions imposed by the Chinese government and we decided to abandon the initial site and to relocate the clinic rather than challenge the zoning restrictions. We now expect the opening of the Shanghai Pudong clinic facility in late fiscal 2010. During the period ended June 30, 2009, the development and start up costs, including post-opening expenses, for these projects were $329,000.
     For the three months ended June 30, 2009, revenue from the division was $22,048,000, an increase of 13% over the three months ended June 30, 2008 revenue of $19,572,000. (for information on how the timing of our revenues may be affected by seasonality and other fluctuations, see “Timing of Revenues”). The increased revenue is attributable to growth in both inpatient and outpatient services provided in the Beijing and Shanghai markets, and increased patient revenues in the Guangzhou market. Total Healthcare Services operating costs increased over the periods by 7%, to $17,923,000 from $16,797,000. Salaries for the division increased by $1,137,000 over the periods (representing 46% of division revenue in the recent period and prior period). This increase was due to the expiration and renewal of multi-year physician contracts in an inflationary environment and the hiring of new personnel to meet the demand for expected continuing increases in services in both the Beijing and Shanghai facilities, as well as staffing for the Guangzhou clinic, which opened in October 2008. Other operating costs decreased $10,000 over the periods.
     The Healthcare Services division had income from operations before foreign exchange gains of $4,125,000 for the three months ended June 30, 2009, compared with income from operations before foreign exchange gains of $2,775,000 in the prior period. The impact of exchange rate fluctuations between the periods had a positive impact on income from operations of approximately $88,000.
Medical Products Division
     The Medical Products division markets, distributes and sells select medical capital equipment, instrumentation and other medical products for use in hospitals in China and Hong Kong on the basis of both exclusive and non-exclusive agreements with the manufacturers of these products.
     In the three months ended June 30, 2009, this division had revenue of $23,283,000, an 86% increase from revenue of $12,496,000 for the three months ended June 30, 2008. During the recent period, we continued deliveries under the KfW Development Bank contracts for which we recorded revenues in the period of approximately $3,500,000 compared to zero in the prior period. In addition, the division reported robust growth in sales of robotic surgical systems, diagnostic ultrasound, woman’s health imaging systems, cosmetic laser systems and clinical chemistry product lines. During the prior period, we had not yet received product registration allowing sales of robotic surgical systems in mainland China and we experienced significant disruption to business operations as a result of the May 12, 2008 earthquake in Sichuan Province in southwestern China, both of which negatively impacted results.
     Revenues in the division are normally impacted by factors such as credit availability to our customers and other factors as outlined in “Timing of Revenues.”
     Gross profit for the Medical Products division increased to $5,814,000 from $2,600,000 over the periods. As a percentage of revenue, gross profit from the Medical Products division increased to 25% during the recent period from 21% during the same period last year. The gross profit margin in the current period is in line with historical averages, while the prior year period was lower than historical averages.

     Expenses for the Medical Products division increased 18% to $5,571,000 from $4,736,000 over the periods. Salary expense for the division increased by $921,000 over the periods due to increased staff levels to support higher revenues. The other costs for the division decreased $105,000 over the periods, primarily due to decreased selling expenses ($168,000). The division had income from operations before foreign exchange gains of $243,000 in the recent period, compared with loss from operations before foreign exchange gains of $2,136,000 in the prior period. In the current period, the impact of exchange rate fluctuations between the periods had a negative impact on income from operations of approximately $47,000.
Other Income and Expenses
     Interest expense during the recent quarter was $273,000 as compared to interest expense of $226,000 in the same quarter of the prior year due to increases of short-term debt.
     Interest income during the recent quarter and prior period was $472,000 and $469,000, respectively.
     Miscellaneous expense during the recent quarter was $647,000, compared to miscellaneous income of $7,000 in the prior year. The expense in the current period was substantially due to the change in fair value of the warrants of $741,000.
Taxes
     We recorded a provision of $1,573,000 for taxes in the three months ended June 30, 2009, as compared to a provision for taxes of $1,164,000 for the three months ended June 30, 2008. The effective tax rate in the current period was 32.6%. In the three months ended June 30, 2008, the effective tax rate was 116% substantially due to losses in entities for which we cannot recognize benefit, true-up adjustments related to prior year tax returns and the correction of an error that was not material to prior periods.
LIQUIDITY AND CAPITAL RESOURCES

     The following table sets forth our cash, investments, and accounts receivable as of June 30, 2009 and March 31, 2009 (in thousands):

	June 30, 2009	March 31, 2009

Cash and cash equivalents	$15,580	$20,293
Restricted cash	634	1,854
Investments	53,103	51,502
Accounts receivable	46,302	46,831

     The following table sets forth a summary of our cash flows from operating activities for the three months ended June 30, 2009 and 2008 (in thousands):

	Three months ended
	June 30, 2009	June 30, 2008

OPERATING ACTIVITIES
Net income (loss)	$3,253	$(161)
Non cash items	1,660	1,672
Restricted cash	1,231	732
Changes in operating assets and liabilities:
Accounts receivables	1,188	4,088
Accounts payable and accrued expenses	(9,005)	(2,022)
Other	(419)	(1,916)

Net cash (used in) provided by operating activities	$(2,092)	$2,393

     Negative operating cash flow in the current period was substantially due to the significant decrease in the accounts payable and accrued expenses primarily related to payment of contract costs incurred on revenue shipments of government backed loan contracts primarily in the preceding quarter. Collection of the accounts receivable for the government backed loan contracts is expected to generate positive cash flow in fiscal 2010.
     The following table sets forth a summary of our cash flows from investing activities for the three months ended June 30, 2009 and 2008 (in thousands):

	Three months ended
	June 30, 2009	June 30, 2008

INVESTING ACTIVITIES
Purchases of short-term investments and CDs	$(1,602)	$—
Purchases of property and equipment	(1,468)	(1,615)

Net cash used in investing activities	$(3,070)	$(1,615)

     The following table sets forth a summary of our cash flows from financing activities for the three months ended June 30, 2009 and 2008 (in thousands):

	Three months ended
	June 30, 2009	June 30, 2008

FINANCING ACTIVITIES
Proceeds from debt and vendor financing	$1,218	$552
Repayment of debt, vendor financing and capitalized leases	(30)	—
Proceeds from issuance of common stock, exercise of stock options and warrants	65	—

Net cash provided by financing activities	$1,253	$552

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
     On December 10, 2007, we entered into a securities purchase agreement with the International Finance Corporation (a division of the World Bank) (IFC), pursuant to which we sold to IFC 538,793 shares of common stock for an aggregate purchase price of $10 million or the subscription price of $18.56 per share. The closing of the sale of common stock pursuant to the IFC securities purchase agreement occurred on January 11, 2008 at which time we received $10 million in cash. In addition, we have a loan agreement with IFC that provides for loans in the aggregate amount of $25 million directly to our future healthcare joint ventures in China (the “IFC Loans”), subject to the satisfaction of certain disbursement conditions, including the establishment of joint venture entities (the “Joint Ventures”) qualified to undertake the construction, equipping and operation of the proposed healthcare facilities, minimum Company ownership and control over the Joint Ventures, the availability to IFC of certain information regarding the Joint Ventures and other preconditions. There can be no assurances that the preconditions to disbursements under the IFC Facility will be satisfied or that, in any event, disbursements under the IFC Facility will be achieved. As of the date of this report, we have experienced delays in the development timeline and certain changes in project scope for the proposed healthcare facilities due to the fluctuations and uncertainties in the real estate markets in China resulting from the global economic downturn and as a result the formal Joint Ventures have yet to be finally approved. We have entered into an amendment to the IFC Loans extending the initial draw down date by one year from February 1, 2009 to February 1, 2010. Nonetheless, draws under the IFC Facility remain subject to the lender agreement as to project scope, collateral and other provisions. As initially negotiated, the term of the IFC Loans would be 9.25 years and would bear interest equal to a fixed base rate determined at the time of each disbursement of LIBOR plus 2.75% per annum. The interest rate may be reduced to LIBOR plus 2.0% upon the satisfaction of certain conditions. The loans would include certain other covenants that require the borrowers to achieve and maintain specified liquidity and coverage ratios in order to conduct certain business transactions such as pay intercompany management fees or incur additional indebtedness. Mutual agreement or amendment of these terms will be required in addition to the formation and approval of the Joint Ventures and finalization of conditions precedent, as to which there can be no assurances. The obligation of each borrowing joint venture under the IFC Loans would be guaranteed by the Company. In terms of security, IFC would have, among other things, a pledge of the Company’s equity interest in the borrowing joint ventures and a lien over the equipment owned by the borrowing joint ventures, as well as a lien over their bank accounts. There were no amounts outstanding under any IFC Loans as of the date of this report.
      We have a loan agreement with DEG-Deutsche Investitions und Entwicklungsgesellschaft (DEG) of Cologne, Germany (a member of the KfW banking group), providing for loans in the aggregate amount of $20 million for our future healthcare joint ventures in China (the “DEG Loans”), subject to substantially the same disbursement conditions as contained in the IFC Facility. There can be no assurance that the preconditions to disbursements under the DEG Facility will be satisfied or that, in any event, disbursements under the DEG Facility will be achieved. As of the date of this report, we have experienced delays in the development timeline and certain changes in project scope for the proposed healthcare facilities due to the fluctuations and uncertainties in the real estate markets in China resulting from the global economic downturn and as a result the formal Joint Ventures have yet to be finally approved. We have entered into an amendment to the DEG Loans extending the initial draw down date by one year from July 1, 2009 to July 1, 2010. Nonetheless, draws under the DEG Facility remain subject to the lender agreement as to project scope, collateral and other provisions. As initially negotiated, the DEG Loans are substantially identical to the IFC Loans, having a 9.25-year term and an initial interest rate set at LIBOR plus 2.75%. mutual agreement on or amendment of these terms will be required in addition to the formation and approval of the Joint Ventures and finalization of conditions precedent, as to which there can be no assurances. The DEG Loans would also be made directly to one or both of the future healthcare joint ventures in China, neither of which has been formed yet. The obligations under the DEG Loans would also be guaranteed by the Company and would be senior and secured, ranking pari passu in seniority with the IFC Loans and sharing pro rata with the IFC Loans in the security interest granted over the Company’s equity interests in the future healthcare joint ventures, the security interests granted over the assets of the borrowing joint ventures and any proceeds from the enforcement of such security interests. There were no amounts outstanding under any DEG Loans as of the date of this report.

     In October 2005, BJU and SHU obtained long-term debt financing under a program with the IFC. As of June 30, 2009, the outstanding balance of this debt was 64,880,000 Chinese Renminbi (current translated value of $9,497,000 is classified as long-term). The term of the loan is 10 years at an initial interest rate of 6.73% with the borrowers required to begin making payments into a sinking fund beginning in the fourth year, with the option to extend the beginning of these payments to the fifth year if certain loan covenants have been met. The loan covenants related to the sinking fund provision are based on the Company’s March 31, 2009 financial statements. The Company has determined that it has met the conditions to extend the beginning of the sinking fund payments to the fifth year. Accordingly, sinking fund payments will begin in October 2010. The interest rate will be reduced to 4.23% for any amount of the outstanding loan on deposit in the sinking fund. The loan program also includes certain other covenants which require the borrowers to achieve and maintain specified liquidity and coverage ratios in order to conduct certain business transactions such as pay intercompany management fees or incur additional indebtedness. As of June 30, 2009, the Company was in compliance with the loan covenants as amended. Chindex International, Inc. guaranteed repayment of this loan. In terms of security, IFC has, among other things, a lien over the equipment owned by the borrowers and over their bank accounts. In addition, IFC has a lien over Chindex bank accounts not already pledged, but not over other Chindex assets.
     As of June 30, 2009 and March 31, 2009, there were no letters of credit outstanding. As of June 30, 2009, a balance of $1,186,000 was outstanding under our $1,750,000 credit facility with M&T Bank. The borrowings under that credit facility bear interest at 1.00% over the three-month London Interbank Offered Rate (LIBOR). At June 30, 2009 the interest rate on this facility was 1.62%. Balances outstanding under the facility are payable on demand, fully secured and collateralized by government securities acceptable to the Bank having an aggregate fair market value of not less than $1,945,000.
     Restricted cash of $2,206,000 as of June 30, 2009, primarily represents collateral related to performance bonds issued in connection with the execution of certain contracts for the supply of medical equipment in our Medical Products division. Scheduled expiration of these bonds is from June 2009 through August 2014. Restricted cash of $3,291,000 as of March 31, 2009, primarily represents collateral related to performance bonds issued in connection with the execution of certain contracts for the supply of medical equipment in our Medical Products division. Scheduled expiration of these bonds is from June 2009 through May 2011.
     We have an agreement with a major vendor whereby the vendor has agreed to provide up to $4,000,000 of long-term (one and one-half years on those transactions that have occurred to date) payment terms on our purchase of certain medical equipment from the vendor under government backed financing program contracts. The arrangement carries an interest component of five percent per annum. As of June 30, 2009, the Company had an outstanding long-term debt of $204,000 and $2,791,000 outstanding on short-term debt under this agreement. At March 31, 2009, the Company had an outstanding long-term debt balance of $1,377,000 and $1,568,000 outstanding on short-term debt under this agreement.
     Over the past year, there have been continuing and significant disruptions in the world financial and credit markets including those in China which have been prolifically reported in the media. As of the date of this report, we have not experienced significant negative impacts to operating activities as a result of these events. We have taken steps to ensure the security of our cash and investment holdings through deposits with highly liquid, global banking institutions and government backed insurance programs in the United States and elsewhere. Our daily operations in the Healthcare Services division generate operating cash flows and have not been dependent upon credit availability. Our patient base in our current facilities are by and large considered to be in the wealthiest segment of society, for whom healthcare spending represents a very small percentage of their income and therefore is expected to be less impacted by the economic slowdown and to the extent their assets are affected, this will likely not impact their decision making on healthcare purchases. The UFH development projects to establish and build hospitals in China are expected to be funded with existing cash and credit facilities as described above, provided that there can be no assurances that such facilities will be available or sufficient, that the preconditions to disbursements under the facilities will be satisfied or that, in any event, disbursements under the IFC/DEG Facilities will be achieved. Our Medical Products division is somewhat dependent upon credit availability for the opening of bid and performance bonds and the extension of credit terms to our

Chinese customers through our government backed financing packages. Over the last two quarters, we have experienced significant temporary uses of cash in the execution of government backed loan contracts, which resulted in negative cash flow from operating activities. We do not believe this use of cash was related to the economic disruptions and was not indicative of any trends as described above. However, the budgeting cycle for large capital purchases by our customers could be impacted by the economic slowdown in China. As of the filing of this report, we have not experienced a slowdown in business; however we are experiencing delays in renewal of credit facilities as they expire and delays in approvals of new credit facilities. Should we experience a lack of sufficient credit availability it may result in delays of contract execution where substantial collateral to support required performance bonds would be required.
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
     In addition, as described above, we have raised capital reserves and established future debt facilities the principal purpose of which is to fund expansion of our United Family Healthcare network. The expansion projects in the Beijing and Guangzhou markets are underway. Over the next twelve months we anticipate expenditures in Beijing of approximately $20.0 million. Due to the timing of the development process for the planned joint venture hospital in Guangzhou, significant expenditures for that project are not expected until fiscal 2011 and beyond. There can be no assurances that any of the foregoing projects will be completed, that the actual costs or timing of the projects will not exceed our expectations or that the foregoing expected sources of financing including the IFC and DEG debt facilities, will be available or sufficient for any proposed capital expenditures.
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
FOREIGN CURRENCY EXCHANGE AND IMPACT OF INFLATION
     Because we generate over 63% of our revenue and over 65% of our expenses in Chinese currency, we have foreign currency exchange risk. The Chinese currency (RMB) is not freely traded and is closely controlled by the Chinese Government. The U.S. dollar has experienced volatility in world markets recently. During the three months ended June 30, 2009, the RMB was virtually unchanged against US dollar. During the three months ended June 30, 2009, we had exchange gains of $906,000 primarily resulting from Euro:USD transactions which are included in general and administrative expenses in our consolidated condensed statements of operations.
     As part of our risk management program, we also perform sensitivity analyses to assess potential changes in revenue, operating results, cash flows and financial position relating to hypothetical movements in currency exchange rates. Our sensitivity analysis of changes in the fair value of the RMB to the USD at June 30, 2009, indicated that if the USD uniformly increased in value by 10 percent relative to the RMB, then we would have experienced a 9% decrease in net income. Conversely, a 10 percent increase in the value of the RMB relative to the USD at June 30, 2009, would have resulted in an 11% increase in net income.
     During the three months ended June 30, 2009, the Consumer Price Index (CPI) in both China and the United States experienced a period of deflation which was 1.5% in China and 1.1% in the United States.
     The average annual rate of inflation over the three-year period from 2007 to 2009 was 3.9% in China and 3.0% in the United States.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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
Disclosure Controls and Procedures
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
     In accordance with Exchange Act Rules 13a-15(e) and 15d-15(e), we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our CEO and CFO have concluded that, as of the end of the period covered by this quarterly report on Form 10-Q, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
Changes in Internal Control over Financial Reporting
     Our management, including our principal executive and principal financial officers have evaluated any changes in our internal control over financial reporting that occurred during the three months ended June 30, 2009, and has concluded that there was no change that occurred during the three months ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION.
ITEM 1A. RISK FACTORS
     In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended March 31, 2009, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
ITEM 6. EXHIBITS
The exhibits listed below are filed as a part of this quarterly report:
31.1	Certification of the Company’s Chief Executive Officer Pursuant to Rule 13a-14(a)

31.2	Certification of the Company’s Chief Financial Officer Pursuant to Rule 13a-14(a)

31.3	Certification of the Company’s Principal Accounting Officer Pursuant to Rule 13a-14(a)

32.1	Certification of the Company’s Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2	Certification of the Company’s Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

32.3	Certification of the Company’s Principal Accounting Officer Pursuant to 18 U.S.C. Section 1350

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHINDEX INTERNATIONAL, INC.
Dated: August 10, 2009	By:	/s/ Lawrence Pemble
Lawrence Pemble
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Dated: August 10, 2009	By:	/s/ Robert C. Low
Robert C. Low
Vice President of Finance, Chief Accounting Officer and Corporate Controller (Principal Accounting Officer)