Form 10-Q
period 2009-09-30
CHINDEX INTERNATIONAL INC
filed 2009-11-09
CIK 922717

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of each of the registrant’s class of common equity, as of October 30, 2009, was 13,605,960 shares of Common Stock and 1,162,500 shares of Class B Common Stock.

CHINDEX INTERNATIONAL, INC.
INDEX
FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
CHINDEX INTERNATIONAL, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(in thousands except share data)

(Unaudited)

	September 30, 2009	March 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$16,207	$20,293
Restricted cash	734	1,854
Investments	55,494	51,502
Accounts receivable, less allowance for doubtful accounts of $5,381 and $5,041, respectively
Product sales receivables	31,689	37,994
Patient service receivables	9,971	8,837
Inventories, net	13,182	11,346
Deferred income taxes	2,845	2,410
Other current assets	3,327	3,239

Total current assets	133,449	137,475
Restricted cash	2,445	1,437
Property and equipment, net	21,434	20,633
Noncurrent deferred income taxes	1,019	1,031
Other assets	2,896	2,061

Total assets	$161,243	$162,637

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt, current portion of long-term debt and vendor financing	$2,441	$1,631
Current portion of capitalized leases	3	22
Accounts payable	11,626	12,259
Accrued expenses	10,537	20,607
Other current liabilities	6,265	4,148
Deferred revenue	2,458	1,539
Income taxes payable	1,970	1,568

Total current liabilities	35,300	41,774
Long-term debt, vendor financing and convertible debentures	22,465	23,709
Long-term deferred revenue	1,396	595
Long-term deferred tax liability	119	119

Total liabilities	59,280	66,197

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value, 500,000 shares authorized, none issued	—	—
Common stock, $.01 par value, 28,200,000 shares authorized, including 3,200,000 designated Class B:
Common stock — 13,605,960 and 13,452,007 shares issued and outstanding at September 30, 2009 and March 31, 2009, respectively	136	135
Class B stock — 1,162,500 shares issued and outstanding at September 30, 2009 and March 31, 2009, respectively	12	12
Additional paid-in capital	97,684	95,808
Accumulated other comprehensive income	3,068	3,072
Retained earnings (accumulated deficit)	1,063	(2,587)

Total stockholders’ equity	101,963	96,440

Total liabilities and stockholders’ equity	$161,243	$162,637

The accompanying notes are an integral part of these consolidated condensed financial statements.

CHINDEX INTERNATIONAL, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(in thousands except share and per share data)
(Unaudited)

	Three months ended September 30,		Six months ended September 30,
	2009	2008	2009	2008
Product sales	$17,120	$19,041	$40,404	$31,538
Healthcare services revenue	20,999	19,069	43,047	38,641

Total revenue	38,119	38,110	83,451	70,179

Costs and expenses
Product sales costs	12,384	13,187	29,853	23,083
Healthcare services costs	17,352	16,666	34,102	32,401
Selling and marketing expenses	3,608	3,265	6,768	5,724
General and administrative expenses	3,362	3,344	6,040	6,570

Income from operations	1,413	1,648	6,688	2,401

Other (expenses) and income
Interest expense	(281)	(253)	(554)	(479)
Interest income	400	321	872	789
Miscellaneous (expense) income — net	15	(603)	(632)	(596)

Income before income taxes	1,547	1,113	6,374	2,115
Provision for income taxes	(1,009)	(251)	(2,583)	(1,415)

Net income	$538	$862	$3,791	$700

Net income per common share — basic	$.04	$.06	$.26	$.05

Weighted average shares outstanding — basic	14,525,528	14,400,655	14,514,453	14,360,758

Net income per common share — diluted	$.03	$.05	$.24	$.04

Weighted average shares outstanding — diluted	16,143,679	16,042,327	16,072,536	16,126,008

The accompanying notes are an integral part of these consolidated condensed financial statements.

CHINDEX INTERNATIONAL, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six months ended September 30,
	2009	2008
OPERATING ACTIVITIES
Net income	$3,791	$700
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,119	1,735
Provision for sales demonstration inventory	251	353
Inventory write down	139	36
Provision for doubtful accounts	334	553
Loss on disposal of property and equipment	—	21
Deferred income taxes	(424)	(424)
Stock based compensation	1,541	1,223
Foreign exchange gain	(1,519)	(128)
Amortization of debt issuance costs	5	5
Amortization of debt discount	123	124
Accretion of investment discount related to CD’s	—	(120)
Noncash charge for change in fair value of derivatives	—	594
Noncash charge for change in fair value of warrants	745	—
Changes in operating assets and liabilities:
Restricted cash	399	1,090
Accounts receivable	5,999	(2,506)
Inventories	(2,203)	(240)
Other current assets	(17)	175
Other assets	(839)	(747)
Accounts payable, accrued expenses, other current liabilities and deferred revenue	(6,242)	(1,876)
Income taxes payable	400	(194)

Net cash (used in) provided by operating activities	4,602	374
INVESTING ACTIVITIES
Purchases of short-term investments and CDs	(3,993)	(40,000)
Purchases of property and equipment	(2,899)	(3,455)

Net cash used in investing activities	(6,892)	(43,455)
FINANCING ACTIVITIES
Proceeds from debt, vendor financing and convertible debentures	73	393
Repayment of debt, vendor financing and capitalized leases	(690)	(18)
Repurchase of restricted stock for income tax withholding	(108)	—
Proceeds from exercise of stock options and warrants	243	345

Net cash (used in) provided by financing activities	(482)	720
Effect of foreign exchange rate changes on cash and cash equivalents	(1,314)	(11)

Net decrease in cash and cash equivalents	(4,086)	(42,372)
Cash and cash equivalents at beginning of period	20,293	79,258

Cash and cash equivalents at end of period	$16,207	$36,886

Non-cash investing and financing activities consist of the following:
Acquisition of inventory through vendor financing agreement	$—	$877
Exercise of warrants at fair value	$201	$—
The accompanying notes are an integral part of these consolidated condensed financial statements.

CHINDEX INTERNATIONAL, INC.
CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the six months ended September 30, 2009
(in thousands except share data)
(Unaudited)

						Accumulated
					Additional	Other	Retained Earnings
	Common Stock		Common Stock Class B		Paid In	Comprehensive	(Accumulated
	Shares	Amount	Shares	Amount	Capital	Income	Deficit)	Total
Balance at March 31, 2009	13,452,007	$135	1,162,500	$12	$95,808	$3,072	$(2,587)	$96,440
Net income	—	—	—	—	—		3,791	3,791
Foreign currency translation adjustment	—	—	—	—	—	(4)	—	(4)

Comprehensive income	—	—	—	—	—	—	—	3,787
Cumulative effect of change in accounting principle	—	—	—	—	—	—	(141)	(141)
Stock based compensation	—	—	—	—	1,541	—	—	1,541
Exercise of warrants at fair value	—	—	—	—	201	—	—	201
Options and warrants exercised and issuance of restricted stock	153,953	1	—	—	134	—	—	135

Balance at September 30, 2009	13,605,960	$136	1,162,500	$12	$97,684	$3,068	$1,063	$101,963

The accompanying notes are an integral part of these consolidated condensed financial statements.

CHINDEX INTERNATIONAL, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
Note 1. BASIS OF PRESENTATION
     The accompanying unaudited consolidated condensed financial statements of Chindex International, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year.
     References to “Chindex”, “we”, “us” and “our” refer to Chindex International, Inc. and subsidiaries, unless the context otherwise requires.
     For further information, refer to the consolidated financial statements and footnotes thereto included in our annual report on Form 10-K for the fiscal year ended March 31, 2009.
Policies and procedures
FASB Accounting Standards Codification
     The Financial Accounting Standards Board (FASB) has established the FASB Accounting Standards Codification (ASC or Codification) as the single source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB ASC supersedes all existing non-SEC accounting and reporting standards. Following the issuance of the Codification, the FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates, which will serve to update the Codification.
     GAAP is not intended to be changed as a result of the FASB’s Codification project, but it will change the way the guidance is organized and presented. As a result, these changes will have a significant impact on how companies reference GAAP in their financial statements and in their accounting policies for financial statements issued for interim and annual periods ending after September 15, 2009. Chindex has begun the process of implementing the Codification in this quarterly report by providing references to the Codification topics alongside references to the existing standards.
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
     Revenue related to the sale of medical equipment, instrumentation and products to customers in China by our Medical Products division is recognized upon product shipment. Revenue from sales to customers in Hong Kong is recognized upon delivery. We provide installation, warranty, and training services for certain of our capital equipment and instrumentation sales. These services are viewed as perfunctory to the overall arrangement and are not accounted for separately from the equipment sale. Costs associated with installation, training and standard warranty are not significant and are recognized in cost of sales as they are incurred. Sales involving multiple elements are analyzed and recognized under the guidelines of Staff Accounting Bulletin (SAB) 104, “Revenue Recognition” and Emerging Issues Task Force (EITF) 00-21, “Revenue Arrangements with Multiple Deliverables” (included in ASC 605-25). From time to time, the Company supplies products and services to its customers which are delivered over time. In some cases, this can result in deferral of revenue to future periods. Deferred revenue was $3,854,000 and $2,134,000 as of September 30, 2009 and March 31, 2009, respectively.
     Additionally, the Company evaluates revenue from the sale of equipment in accordance with the provisions of EITF Issue 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent,” (included in ASC 605-45) to determine whether such revenue should be recognized on a gross or a net basis. All of the factors in EITF 99-19 are considered with the primary factor being that the Company assumes credit and inventory risk and therefore records the gross amount of all sales as revenue.
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
Recent Accounting Pronouncements:
     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51,” (SFAS 160, included in ASC 810). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. The adoption of SFAS 160 did not have a material impact on our consolidated condensed financial statements.
     In June 2008, the FASB ratified EITF Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (EITF 07-5, included in ASC 815-40). EITF 07-5 mandates a two-step process for evaluating whether an equity-linked financial instrument or embedded feature is indexed to the entity’s own stock. It is effective for fiscal years beginning on or after December 15, 2008. The adoption of EITF 07-5 had a significant effect on our consolidated condensed financial statements (see Note 9 to the consolidated condensed financial statements).
     In May 2008, the FASB issued Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments That May be Settled in Cash upon Conversion (including partial cash settlement)” (FSP APB 14-1, included in ASC 470-20). FSP APB 14-1 requires that the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) be separately accounted for in a manner that reflects an issuer’s nonconvertible debt borrowing rate. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years; however, early adoption is not permitted. Retrospective application to all periods presented is required except for instruments that were not outstanding during any of the periods that will be presented in the annual financial statements for the period of adoption but were outstanding during an earlier period. The adoption of this FSP had no impact on our consolidated condensed financial statements.
     In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (FSP EITF 03-6-1, included in ASC 260). FSP EITF 03-6-1 provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. Upon adoption, a company is required to retrospectively adjust its earnings per share data (including any amounts related to interim periods, summaries of earnings and selected financial data) to conform with the provisions in FSP EITF 03-6-1. The Company’s unvested restricted stock is considered a participating security. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008, including interim periods within those fiscal years. The adoption of this FSP did not have a material impact on our consolidated condensed financial statements.
     In September 2008, the FASB issued FSP FAS 133-1 and FIN 45-4, “Disclosures about Credit Derivatives and Certain Guarantees — An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45” (included in ASC 260-10). FSP FAS 133-1 and FIN 45-4 amend and enhance disclosure requirements for sellers of credit derivatives and financial guarantees. It also clarifies that the disclosure requirements of SFAS No. 161 are effective for quarterly periods beginning after November 15, 2008, and fiscal years that include those periods. FSP FAS 133-1 and FIN 45-4 is effective for reporting periods (annual or interim) ending after November 15, 2008. The implementation of this FSP did not have a material impact on our consolidated condensed financial statements.
     In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” (included in ASC 820-10-65) which provides additional authoritative guidance to assist both issuers and users of financial statements in determining whether a market is active or inactive, and whether a transaction is distressed. FSP FAS 157-4 is effective for the Company for periods ending after June 15, 2009. The adoption of this FSP did not have a material impact on our consolidated condensed financial statements.
     In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2 (included in ASC 320-10-65), “Recognition and Presentation of Other-Than-Temporary Impairments.” The FSP amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The Company was required to adopt FSP FAS 115-2 and FAS 124-2 in the quarter ending after June 15, 2009. The adoption of this FSP did not have a material impact on our consolidated condensed financial statements.
     In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (SFAS 165, included in ASC 855-10). SFAS 165 applies to the accounting for and disclosure of subsequent events that occur after the balance sheet date, but before financial statements are issued or are available to be issued. SFAS 165 sets forth the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS 165 is effective for periods ending after June 15, 2009. The Company has evaluated subsequent events through November 9, 2009, the date of issuance of our condensed consolidated financial statements.
     In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a Replacement of FASB Statement No. 162” (SFAS 168 included in ASC 105-10). SFAS 168 established the FASB Accounting Standards Codification as the source of authoritative U.S. generally accepted accounting principles recognized by the FASB to be applied by nongovernmental entities. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of SFAS 168 did not have a material impact on our consolidated condensed financial statements.
Note 2. INVESTMENTS
     The following table summarizes the Company’s investments, including accrued interest, as of September 30, 2009 and March 31, 2009 (in thousands):

	September 30, 2009	March 31, 2009
Current investments:

Certificates of deposit	$52,011	$49,052

U.S. Government Sponsored Enterprises	3,276	2,450

Corporate bonds	207	—

Total current investments	$55,494	$51,502

     The Company’s short-term investments include $52,011,000 of Certificates of Deposit with six, 12 and 15 month terms and fixed interest rates between 2.25% and 3.64%, issued by HSBC, a large international financial institution, and by large financial institutions in China. The Company’s short-term investments also include available-for-sale securities at fair value, which approximates cost, of $3,276,000 issued by U.S. government sponsored enterprises and corporate bonds of $207,000, which mature within one year. The Company’s short-term investments are recorded at fair value, and the difference between fair value and amortized cost as of September 30, 2009 was de minimis.
     In July 2008, the Company invested $40.0 million in three variable-return CDs: an Asian Foreign Currency (“FX”) CD, a S&P 500 CD and a Hang Seng China Enterprise Index (“HSCEI”) CD. These CDs bore rates of return that were indexed to various equity indices and foreign currency markets. In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133, included in ASC 815, “Derivatives and Hedging”), the component of these CDs that represents the variability of the instruments’ return based upon the performance of an underlying index was considered a derivative and therefore was bifurcated from the remainder of the CD. Accordingly, each investment consisted of a CD and a derivative. The CDs were initially recorded at cost less a discount equal to the initial fair value of the derivative portion of the CD. The resulting discounts were to be accreted over the expected life of the CD using the effective interest method. The derivative instruments were measured at fair value, in accordance with SFAS 133, at the date of acquisition and would be re-measured at each subsequent quarter end with changes in the fair value reflected in the Company’s miscellaneous income (expense) in the accompanying consolidated condensed statements of operations. The valuations of the derivative portion of the CDs were obtained from a financial institution which determined the value of the options using a Black-Scholes model which incorporated index/currency value, volatility and interest rates.
     Significant disruptions in the world financial and credit markets in September and October 2008 negatively affected the Company’s investments in the variable-return CDs. In September 2008, the HSCEI CD reached the lower threshold whereby, in accordance with the provisions of the agreement, there would be no return on the investment, while the fair value of the derivative portion of the FX and S&P 500 CDs also declined. The decline in fair value of the derivative portions of the CDs of $594,000 during the three months ended September 30, 2008 is included as a component of miscellaneous income (expense) in the accompanying consolidated condensed statements of operations. The derivatives were included in other current assets at September 30, 2008. In October 2008, the Company decided to redeem all of these variable-return CDs and invest the net proceeds in a new CD with a fixed rate of 3.34% and a maturity of 15 months.
Note 3. INVENTORIES, NET
     (in thousands)

	September 30, 2009	March 31, 2009

Inventories, net, consist of the following:
Merchandise and demonstration inventory, net	$9,229	$8,235
Healthcare services inventory	1,204	919
Parts, net	2,749	2,192

	$13,182	$11,346

The inventory valuation allowance was $205,000 at September 30, 2009 and $151,000 at March 31, 2009.
Note 4. PROPERTY AND EQUIPMENT, NET
     (in thousands)

	September 30, 2009	March 31, 2009

Property and equipment, net consists of the following:
Furniture and equipment	$19,817	$17,917
Vehicles	67	21
Construction in progress	1,146	741
Leasehold improvements	19,409	19,395

	40,439	38,074
Less: accumulated depreciation and amortization	(19,005)	(17,441)

	$21,434	$20,633

Construction in progress relates to the development of the United Family Healthcare network of private hospitals and health clinics in China.

Note 5. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
     (in thousands):

	September 30, 2009	March 31, 2009

Accrued expenses:
Accrued contract expenses	$4,997	$13,798
Accrued expenses- healthcare services	542	1,381
Accrued compensation	3,950	5,101
Accrued expenses- other	1,048	327

	$10,537	$20,607

Other current liabilities:
Accrued other taxes payable- non-income	$1,133	$777
Warrants liability	685	—
Customer deposits	1,853	1,561
Other current liabilities	2,594	1,810

	$6,265	$4,148

Note 6. DEBT
     The Company’s short-term and long-term debt balances are (in thousands)

	September 30, 2009		March 31, 2009
	Short term	Long term	Short term	Long term
Vendor financing — Product Sales	$2,348	$—	$1,568	$1,377
Vendor financing — Healthcare Services	21	—	63	—
Line of credit	72	—	—	—
Long term loan	—	9,501	—	9,491
Convertible notes, net of debt discount	—	12,964	—	12,841

	$2,441	$22,465	$1,631	$23,709

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
Line of credit
     As of September 30, 2009, there were letters of credit outstanding in the amount of $345,000 and a balance of $72,000 was outstanding under our $1,750,000 credit facility with M&T Bank. The borrowings under that credit facility bear interest at 1.00% over the three-month London Interbank Offered Rate (LIBOR). At September 30, 2009 the interest rate on this facility was 1.30%. Balances outstanding under the facility are payable on demand, fully secured and collateralized by government securities acceptable to the Bank having an aggregate fair market value of not less than $1,945,000. At March 31, 2009, there were no letters of credit outstanding and no outstanding balance under this facility.
Long term loan- IFC 2005

     In October 2005, Beijing United Family Hospital (BJU) and Shanghai United Family Hospital (SHU), majority-owned subsidiaries of the Company, obtained long-term debt financing under a program with the International Finance Corporation (IFC) (a division of the World Bank) for 64,880,000 Chinese Renminbi (approximately $8,000,000). The term of the loan is 10 years at an initial interest rate of 6.73% with the borrowers required to begin making payments into a sinking fund beginning in the fourth year, with the option to extend the beginning of these payments to the fifth year if certain loan covenants have been met. The loan covenants related to the sinking fund provision are based on the Company’s March 31, 2009 financial statements. The Company has determined that it has met the conditions to extend the beginning of the sinking fund payments to the fifth year. Accordingly, sinking fund payments will begin in October 2010. The interest rate will be reduced to 4.23% for any amount of the outstanding loan on deposit in the sinking fund. The loan program also includes certain other covenants which require the borrowers to achieve and maintain specified liquidity and coverage ratios in order to conduct certain business transactions such as pay intercompany management fees or incur additional indebtedness. As of September 30, 2009, the Company was in compliance with the loan covenants as amended. Chindex International, Inc. guaranteed repayment of this loan. In terms of security, IFC has, among other things, a lien over the equipment owned by the borrowers and over their bank accounts. In addition, IFC has a lien over Chindex bank accounts not already pledged, but not over other Chindex assets. As of September 30, 2009, the outstanding balance of this debt was 64,880,000 Chinese Renminbi (current translated value of $9,501,000, see “Foreign Currency Exchange and Impact of Inflation”) and was classified as long-term. At March 31, 2009 the outstanding balance was $9,491,000, classified as long-term.
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
     In connection with the issuance of the Notes, the Company incurred issuance costs of $314,000, which primarily consisted of legal and other professional fees. Of these costs, $61,000 is attributable to the Tranche A shares, $159,000 is attributable to Tranche B Notes which converted in January 2008 and the remaining of $94,000 is attributable to the Tranche C Notes and has been capitalized to be amortized over the life of the Notes. As of September 30, 2009 and March 31, 2009, the unamortized financing cost was $75,000 and $80,000, respectively, and is included in “Other Assets.”
     The Company accounts for convertible debt in accordance with the provisions of EITF Issue 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,” (EITF 98-5) (included in ASC 470-20) and EITF 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments” (included in ASC 470-20) Accordingly, the Company records, as a discount to convertible debt, the intrinsic value of the conversion option based upon the differences between the fair value of the underlying common stock at the commitment date and the effective conversion price embedded in the note. Debt discounts under these arrangements are usually amortized over the term of the related debt to their stated date of redemption. So, in respect to the Notes, this debt discount would be amortized through interest expense over the 10 year term of the Notes unless earlier converted or repaid. In fiscal 2008, under this method, the Company recorded (i) a discount on the Tranche B Notes of $2,793,000 against the entire principal amount of the Notes; and (ii) a discount on the Tranche C Notes of $2,474,000 against the entire principal amount of the Notes.
     The debt discount pursuant to the Notes as of September 30, 2009 and March 31, 2009 was $2,036,000 and $2,159,000, respectively. Amortization of the discount was approximately $61,000 and $123,000 for three and six months ended September 30, 2009, respectively.
Loan Facility- IFC 2007
     The Company has a loan agreement with IFC (the “IFC Facility”), designed to provide for loans (the “IFC Loans”) in the aggregate amount of $25 million to expand the Company’s United Family Hospitals and Clinics network of private hospitals and clinics in China, subject to the satisfaction of certain disbursement conditions, including the establishment of Joint Venture entities (the “Joint Ventures”) qualified to undertake the construction, equipping and operation of the proposed healthcare facilities, minimum Company ownership and control over the Joint Ventures, the availability to IFC of certain information regarding the Joint Ventures and other preconditions. The IFC Loans would fund a portion of the Company’s planned $105 million total financing for the expansion program. There can be no assurances that the preconditions to disbursements under the IFC Facility will be satisfied or that, in any event, disbursements under the IFC Facility will be achieved. As of September 30, 2009, the IFC Facility was not available.
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
     The IFC Facility contains customary financial covenants, including maintenance of a maximum ratio of liabilities to tangible net worth and a minimum debt service coverage ratio, and covenants that, among other things, place limits on the Company’s ability to incur debt, create liens, make investments and acquisitions, sell assets, pay dividends, prepay subordinated debt, merge with other entities, engage in transactions with affiliates, and make capital expenditures. The IFC Facility also contains customary events of default. As of September 30, 2009, the Company was in compliance with the loan covenants as amended.
Loan Facility- DEG 2008
     Chindex China Healthcare Finance, LLC (“China Healthcare”), a wholly-owned subsidiary of the Company, has a Loan Agreement with DEG-Deutsche Investitions und Entwicklungsgesellschaft (DEG) of Cologne, Germany, a member of the KfW banking group, designed to provide for loans (the “DEG Loans”) in the aggregate amount of $20 million to expand the Company’s United Family Hospitals and Clinics network of private hospitals and clinics in China (the “DEG Facility”), subject to substantially the same disbursement conditions as contained in the IFC Facility. The DEG Loans would fund a portion of the Company’s planned $105 million total financing for the expansion program. There can be no assurance that the preconditions to disbursements under the DEG Facility will be satisfied or that, in any event, disbursements under the DEG Facility will be achieved. As of September 30, 2009, the DEG Facility was not available.
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
     The Company’s guarantee of the DEG Facility contains customary financial covenants, including maintenance of a maximum ratio of liabilities to tangible net worth and a minimum debt service coverage ratio, and covenants that, among other things, place limits on the Company’s ability to incur debt, create liens, make investments and acquisitions, sell assets, pay dividends, prepay subordinated debt, merge with other entities, engage in transactions with affiliates, and make capital expenditures. The DEG Facility contains customary events of default. As of September 30, 2009, the Company was in compliance with the loan covenants as amended.
     In connection with the issuance of the IFC and DEG Facilities, the Company incurred issuance costs of $1,019,000, which primarily consisted of legal and other professional fees. These issuance costs have been capitalized and will be amortized over the life of the debt. As of September 30, 2009 the balance of the unamortized financing cost was $1,019,000 and is included in “Other Assets.”

Debt Payments Schedule and Restricted Cash
     The following table sets forth the Company’s debt obligations as of September 30, 2009:
(In thousands)

	Total	2010	2011	2012	2013	2014	Thereafter
Long term loan	$9,501	$—	$950	$950	$950	$1,425	$5,226
Convertible notes	15,000	—	—	—	—	—	15,000
Line of credit	72	72	—	—	—	—	—
Vendor financing	2,369	2,369	—		—	—	—

Total	$26,942	$2,441	$950	$950	$950	$1,425	$20,226

     Restricted cash of $3,179,000 as of September 30, 2009, primarily represents collateral related to performance bonds issued in connection with the execution of certain contracts for the supply of medical equipment in our Medical Products division. Scheduled expiration of these bonds is from October 2009 through August 2014.
Note 7. TAXES
     We recorded a $1,009,000 provision for taxes in the three months ended September 30, 2009 and a $2,583,000 provision for taxes in the six months ended September 30, 2009 as compared to a provision for taxes of $251,000 for the three months ended September 30, 2008 and a provision for taxes of $1,415,000 for the six months ended September 30, 2008. The effective tax rate was calculated in accordance with FASB Interpretation No. 18, “Accounting for Income Taxes in Interim Periods—an interpretation of APB Opinion No. 28” (included in ASC 740-270). Our tax expense includes the effect of losses in entities for which we cannot recognize a benefit in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes” (included in ASC 740) and APB Opinion No. 28, “Interim Financial Reporting” (included in ASC 270-10 and ASC 740-270).
     We recognize interest and penalties related to uncertain tax positions in income tax expense. As of September 30, 2009 and March 31, 2009, we had no accrued interest related to uncertain tax positions.
Note 8. NET EARNINGS PER SHARE
     The Company follows SFAS No. 128, “Earnings per Share” (included in ASC 260) whereby basic earnings per share excludes any dilutive effects of options, restricted stock, warrants and convertible securities and diluted earnings per share includes such effects. The Company does not include the effects of stock options, restricted stock, warrants and convertible securities for periods when such an effect would be antidilutive.
     The following is a reconciliation of the numerators and denominators of the basic and diluted Earnings per Share (EPS) computations for net income and other related disclosures:

(thousands except share and per share data)

	Three months ended September 30,		Six months ended September 30,
	2009	2008	2009	2008
Basic net income per share computation:
Numerator:
Net income	$538	$862	$3,791	$700
Denominator:
Weighted average shares outstanding- basic	14,525,528	14,400,655	14,514,453	14,360,758

Net income per common share — basic:	$.04	$.06	$.26	$.05

Diluted net income per share computation:
Numerator:
Net income	$538	$862	$3,791	$700

Denominator:
Weighted average shares outstanding- basic	14,525,528	14,400,655	14,514,453	14,360,758
Effect of dilutive securities:
Shares issuable upon exercise of dilutive outstanding stock options, conversion of convertible debentures, vesting of restricted stock and exercise of warrants:	1,618,151	1,641,672	1,558,083	1,765,250

Weighted average shares outstanding-diluted	16,143,679	16,042,327	16,072,536	16,126,008

Net income per common share — diluted:	$.03	$.05	$.24	$.04

     For the three months ended September 30, 2009 and 2008, there were 692,693 and 352,033 shares, respectively, which were not included in the calculation of diluted net income per share as the effect would have been antidilutive. For the six month periods ended September 30, 2009 and 2008, respectively, there were 830,512 and 224,320 shares which were not included in the calculation of diluted net income per share as the effect would have been antidilutive.
Note 9. STOCKHOLDERS’ EQUITY AND WARRANTS
Stock-Based Compensation:
     Compensation costs related to equity compensation, including stock options and restricted stock, for the three months ended September 30, 2009 were $852,000 and for the three months ended September 30, 2008 were $646,000. Compensation costs related to equity compensation, including stock options and restricted stock, for the six months ended September 30, 2009 were $1,541,000 and for the six months ended September 30, 2008 were $1,223,000. No amounts relating to the share-based payments have been capitalized in either the recent or prior periods
     The Company generally grants stock options that vest over a three or four year period to senior, long-term employees. Option awards are granted with an exercise price equal to the market price of the Company’s stock on the date of grant. Stock options have up to 10-year contractual terms.
     The Company calculates grant-date fair values using the Black-Scholes option pricing model. To calculate fair market value, this model utilizes certain information, such as the interest rate on a risk-free security maturing generally at the same time as the expected life of the option being valued and the exercise price of the option being valued. It also requires certain assumptions, such as the expected amount of time the option will be outstanding until it is exercised or it expires and the expected volatility of the Company’s common stock over the expected life of the option. The weighted average fair value of the options issued during the six months ended September 30, 2009 was $8.85 and for the six month ended September 30, 2008 was $9.34.

     The weighted average assumptions used to determine the value of the options at the grant date for options granted during the six months ended September 30, 2009 were:

September 30, 2009
Volatility	75.42% - 76.80%
Dividend yield	0.00%
Risk-free interest rate	2.70%
Expected average life	6.0 years
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
     Based on historical experience, the Company assumed a forfeiture rate of 6.00% as of September 30, 2009 and 2008 on both its stock options and restricted stock. The Company will record additional expense if the actual forfeitures are lower than estimated and will record a recovery of prior expense if the actual forfeitures are higher than estimated.
     The following table summarizes the stock option activity during the six months ended September 30, 2009:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic Value (in
	Shares	Price	Term (Years)	thousands)*
Options outstanding at March 31, 2009	1,789,184	$8.10
Granted	222,050	13.20
Exercised	(31,420)	7.73
Canceled	(124,801)	14.56

Options outstanding at September 30, 2009	1,855,013	$8.28	6.20	$9,192

Options exercisable at September 30, 2009	1,197,992	$5.58	4.65	$8,782

*	The aggregate intrinsic value on this table was calculated based on the positive difference between the closing market price of the Company’s common stock on September 30, 2009 ($12.58) and the exercise price of the underlying options.
     During the six months ended September 30, 2009 and 2008, the total intrinsic value of stock options exercised was $191,000 and $266,000 respectively. The actual cash received upon exercise of stock options was $243,000 and $345,000 respectively. The unamortized fair value of the stock options as of September 30, 2009 was $5,362,000, the majority of which is expected to be expensed over the weighted-average period of 2.48 years.
     The total fair value of options vested during the six months ended September 30, 2009 and 2008 was $1,933,000 and $779,000, respectively.

     The following table summarizes activity relating to restricted stock for the six months ended September 30, 2009:

		Aggregate Intrinsic
	Number of shares	Value of Restricted
	underlying restricted	Stock (in
	stock	thousands) *
Outstanding as of March 31, 2009	135,290
Granted	118,000
Vested	(73,225)
Forfeited	(1,667)

Outstanding as of September 30, 2009	178,398	$2,244

Expected to vest	167,693	$2,110

*	The aggregate intrinsic value on this table was calculated based on the closing market price of the Company’s common stock on September 30, 2009 ($12.58).
     The weighted average remaining contractual term of the restricted stock, calculated based on the service-based term of each grant, is approximately two years. As of September 30, 2009 and 2008, the unamortized fair value of the restricted stock was $2,179,000 and $3,378,000, respectively. This unamortized fair value will be recognized over the next four years. Restricted stock is valued at the stock price on the date of grant.
Security Issuances — Warrants:
     The Company issued warrants in 2004 and 2005 in connection with the sale of common stock. No additional warrants were issued in subsequent years. During the six months ended September 30, 2009 and 2008, there were 29,890 and 157,498 warrants exercised, respectively, leaving an outstanding balance of 101,535 as of September 30, 2009. The warrants exercised in the six-month period ended September 30, 2009 were exercised on a cashless basis, and 14,457 common shares were issued. During the six months ended September 30, 2009 and 2008, the exercised warrants had an average exercise price of $6.07. As of September 30, 2009 all the outstanding warrants had an exercise price of $6.07 and will expire in March 2010.
     The Company implemented EITF 07-5, “Determining Whether an Instrument (or an Embedded Feature) is Indexed to an Entity’s Own Stock,” (included in ASC 815-40-15) effective April 1, 2009. EITF 07-5 provides that an entity should use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. The Warrant Agreement provides for adjustments to the purchase price for certain dilutive events, which includes an adjustment to the conversion ratio in the event that the Company makes certain equity offerings in the future at a price lower than the conversion prices of the warrant instruments. Under the provisions of EITF 07-5, the warrants are not considered indexed to the Company’s stock because future equity offerings or sales of the Company’s stock are not an input to the fair value of a “fixed-for-fixed” option on equity shares, and equity classification is therefore precluded. Accordingly, effective April 1, 2009, the warrants are recognized as a liability in the Company’s consolidated balance sheet at fair value and are marked-to-market each reporting period.
     The fair value of the warrants as of April 1, 2009, estimated to be $141,000, was recognized as a cumulative effect of a change in accounting principle and charged against retained earnings, based on the Black-Scholes formula using the following assumptions: exercise price of $6.07, the Company’s stock price as of April 1, 2009 of $4.97, volatility of 76.8%, and discount rate of 1.67%. During the six months ended September 30, 2009, the estimated fair value of the warrants increased to $685,000, primarily due to an increase in the Company’s stock price, and the change in fair value of $745,000 was recorded as an expense in Miscellaneous (expense) income. The assumptions used in the fair value calculation for the warrants as of September 30, 2009 were: exercise price of $6.07, Company stock price as of September 30, 2009 of $12.58, volatility of 75.42%, and discount rate of 2.32%.

Securities Issuances— JPM:
     On November 7, 2007, the Company entered into a securities purchase agreement with Magenta Magic Limited, a wholly owned indirect subsidiary of J.P. Morgan Chase & Co (JPM), in which the Company agreed to sell to JPM (i) 538,793 shares of Common Stock at a purchase price of $18.56 for a total amount of $10 million, less issuance costs of $61,000 for net proceeds to the Company of $9,939,000 (the “JPM Shares”) and (ii) convertible notes at face value for a total of $40 million. (See Note 6 “Debt” to the consolidated condensed financial statements for additional information on the convertible notes).
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
Note 10. COMMITMENTS AND CONTINGENCIES
Leases
     The Company leases office space, warehouse space, and space for hospital and clinic operations under operating leases. Future minimum payments under these noncancelable operating leases consist of the following (in thousands):

Six months ending March 31,
2010	$2,393
Year ending March 31:
2011	3,970
2012	2,841
2013	2,126
2014	1,658
Thereafter	9,876

Net minimum rental commitments	$22,864

     The above leases require the Company to pay certain pass through operating expenses and rental increases based on inflation.
     Rental expense was approximately $1,252,000 and $1,040,000 for the three months ended September 30, 2009 and 2008, respectively. Rental expense was approximately $2,262,000 and $2,149,000 for the six months ended September 30, 2009 and 2008, respectively.
Note 11. FAIR VALUE OF FINANCIAL INSTRUMENTS
     On April 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements” (included in ASC 820). SFAS 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, SFAS 157 establishes a three-tier value hierarchy, which prioritizes the inputs used in measuring fair value as follows: (Level 1) observable inputs such as quoted prices in active markets; (Level 2) inputs other than the quoted prices in active markets that are observable either directly or indirectly; and (Level 3) unobservable inputs in which there is little or no market data, which require us to develop our own assumptions. This hierarchy requires us to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value.
     In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (included in ASC 825-10-65). The FSP amends SFAS 107, “Disclosure about Fair Value of Financial Instruments” (included in ASC 825) and APB No. 28, “Interim Financial Reporting,” (included in ASC 270) to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. FSP FAS 107-1 and APB 28-1 are effective for the Company for periods ending after June 15, 2009.
     The carrying amounts reported in the consolidated condensed balance sheet for cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the short-term maturity of these instruments.
     The following table presents the balances of investment securities measured at fair value on a recurring basis by level as of September 30, 2009 (in thousands):

		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Assets
U.S. Government Sponsored Enterprises	$3,276	$—	$3,276	$—
Corporate Bonds	207	—	207	—

Total	$3,483	$—	$3,483	$—

Liabilities
Warrants	$685	$—	$—	$685

     The valuations of the investment securities are obtained from a financial institution that trades in similar securities.
     The fair value of the warrants as of September 30, 2009, was estimated to be $685,000 (see Note 9).
     The fair value of debt under SFAS 157 (included in ASC 820) is not the settlement amount of the debt, but is based on an estimate of what an entity might pay to transfer the obligation to another entity with a similar credit standing. Observable inputs for the Company’s debt such as quoted prices in active markets are not available, as the Company’s long-term debt is not publicly-traded. Accordingly, the Company has estimated the fair value amounts using available market information and commonly accepted valuation methodologies. However, it requires considerable judgment in interpreting market data to develop estimates of fair value. Accordingly, the fair value estimate presented is not necessarily indicative of the amount that the Company or holders of the debt instruments could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair values.

     The fair value of the Company’s convertible debt was calculated based on an estimate of the present value of the debt payments combined with an estimate of the value of the conversion option, using the Black-Scholes option pricing model. For the Company’s other long-term debt, the fair value was calculated based on an estimate of the present value of the debt payments. As of September 30, 2009, the carrying value of the Company’s convertible debt, net of debt discount, and the long-term debt outstanding for the IFC 2005 RMB loan was $22.5 million, and the estimated fair value was $24.4 million. The carrying amounts of the remaining debt instruments approximate fair value, as the instruments are subject to variable rates of interest or have short maturities.
     The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities during the three and six months ended September 30, 2009:

Warrants
Balance, July 1, 2009	882
Transfers to (from) Level 3	—
Total (gains) losses realized or unrealized included in earnings	4
Total (gains) losses realized or unrealized included in other comprehensive income	—
Purchases, sales, issuances, and settlements, net	(201)

Balance, September 30, 2009	$685

Warrants
Balance, April 1, 2009	—
Cumulative effect of accounting adjustment	141
Transfers to (from) Level 3	—
Total (gains) losses realized or unrealized included in earnings	745
Total (gains) losses realized or unrealized included in other comprehensive income	—
Purchases, sales, issuances, and settlements, net	(201)

Balance, September 30, 2009	$685

     Total gains or losses included in earnings attributable to the change in unrealized gains or losses on the liability for warrants still held as of September 30, 2009 were as follows:

	3 Months	6 Months
	Ended	Ended
	9/30/09	9/30/09
Realized (gains) losses included in earnings on warrants exercised	—	168
Unrealized (gains) losses included in earnings on warrants still held as a liability	4	577

Total (gains) losses realized or unrealized included in earnings	$4	$745

     On April 1, 2008 the Company adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115” (included in ASC 825). SFAS 159 expands the use of fair value accounting but does not affect existing standards which require assets or liabilities to be carried at fair value. The objective of SFAS 159 is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Under SFAS 159, a company may elect to use fair value to measure eligible items at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Eligible items include, but are not limited to, accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees, issued debt and firm commitments. Currently, we have not expanded our eligible items subject to the fair value option under SFAS 159.
Note 12. SEGMENT INFORMATION
     The Company operates in two businesses in China: Healthcare Services and Medical Products. The Company evaluates performance and allocates resources based on profit or loss from operations before income taxes, not including foreign exchange gains or losses. The following segment information has been provided per SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (included in ASC 280) (in thousands, except percentages):

	Healthcare Services		Medical Products	Total

For the three months ended September 30, 2009:
Sales and service revenue	$20,999		$17,120	$38,119
Gross Profit	n/a	*	4,736	n/a
Gross Profit %	n/a	*	28%	n/a
Income (loss) from operations before foreign exchange	$2,281		$(1,481)	$800
Foreign exchange gain				613

Income from operations				$1,413
Other income, net				134

Income before income taxes				$1,547

Assets as of September 30, 2009	$99,595		$61,648	$161,243

	Healthcare Services		Medical Products	Total

For the three months ended September 30, 2008:
Sales and service revenue	$19,069		$19,041	$38,110
Gross Profit	n/a	*	5,854	n/a
Gross Profit %	n/a	*	31%	n/a
Income from operations before foreign exchange	$1,052		$582	$1,634
Foreign exchange gain				14

Income from operations				$1,648
Other (expense), net				(535)

Income before income taxes				$1,113

Assets as of March 31, 2009	$94,675		$67,962	$162,637

	Healthcare Services		Medical Products	Total

For the six months ended September 30, 2009:
Sales and service revenue	$43,047		$40,404	$83,451
Gross Profit	n/a	*	10,551	n/a
Gross Profit %	n/a	*	26%	n/a
Income (loss) from operations before foreign exchange	$6,406		$(1,237)	$5,169
Foreign exchange gain				1,519

Income from operations				$6,688
Other (expense), net				(314)

Income before income taxes				$6,374

Assets as of September 30, 2009	$99,595		$61,648	$161,243

	Healthcare Services		Medical Products	Total

For the six months ended September 30, 2008:
Sales and service revenue	$38,641		$31,538	$70,179
Gross Profit	n/a	*	8,455	n/a
Gross Profit %	n/a	*	27%	n/a
Income (loss) from operations before foreign exchange	$3,827		$(1,554)	$2,273
Foreign exchange gain				128

Income from operations				$2,401
Other (expense), net				(286)

Income before income taxes				$2,115

Assets as of March 31, 2009	$94,675		$67,962	$162,637

*	Gross profit margins are not routinely calculated in the healthcare industry.

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
RESULTS OF OPERATIONS
Quarter ended September 30, 2009 compared to quarter ended September 30, 2008
Overview of Consolidated Results
     Our consolidated revenue for the three months ended September 30, 2009 was $38,119,000, unchanged from the three months ended September 30, 2008 revenue of $38,110,000. We recorded income from operations of $1,413,000 for the recent quarter, as compared to income from operations of $1,648,000 for the same quarter last year. We recorded net income of $538,000 for the recent quarter, as compared to net income of $862,000 for the same quarter last year.
Healthcare Services Division
     The Healthcare Services division operates United Family Healthcare (UFH), our network of private healthcare facilities in China. During the three months ended September 30, 2009 and the same quarter last year, the division consisted of a network of United Family Hospitals and Clinics in Beijing and Shanghai. In Beijing, the UFH network included Beijing United Family Hospital and Clinics, and two affiliated free-standing, primary care clinics. In Shanghai, the UFH network included Shanghai United Family Hospital and Clinics and one affiliated, free-standing, primary care clinic. In October of 2008 we commenced UFH operations in the southern China market of Guangzhou with the opening of a free-standing primary care clinic. Our facilities are managed through a corporate level shared administrative network allowing cost and clinical efficiencies.
     The division has begun expansion of United Family Healthcare in China. We have raised additional capital and established credit facilities in the aggregate amount of up to approximately $105 million, subject to availability, to be used principally in connection with this expansion. Over the next twelve months, we have planned capital expenditures of approximately $34 million for construction, equipment and information systems related to projects in our operating markets of Beijing, Shanghai and Guangzhou (see “Liquidity and Capital Resources”). In Beijing we are currently executing a major expansion of our existing hospital campus which will double our size and available beds and add a major new clinic facility which we believe will open within the next year. In Guangzhou we opened a new clinic in 2008 and expect to open a 125-bed stand alone facility in 2012. In Shanghai, we are evaluating expansion opportunities in the Pudong district. During the period ended September 30, 2009, the development and start up costs, including post-opening expenses, for these projects were $313,000.
     For the three months ended September 30, 2009, revenue from the division was $20,999,000, an increase of 10% over the three months ended September 30, 2008 revenue of $19,069,000. (For information on how the timing of our revenues may be affected by seasonality and other fluctuations, see “Timing of Revenues”). The increased revenue is attributable to growth in patient services provided in the Beijing, Shanghai and Guangzhou markets. In Beijing, growth during the period was less than anticipated due to greater than expected disruptions to the growth rate of existing services due to on-site construction related to the expansion of the facilities. We expect the impact of the expansion work to continue through the opening of the new facilities, currently planned for late spring of 2010.
     Expenses for the Healthcare Services division, including costs allocated from the parent company, increased 4% to $18,718,000 from $18,017,000 over the periods. Expenses for the division, excluding costs allocated from the parent company, increased by $681,000 primarily including cost of patient services ($331,000) and salary expense ($267,000). Salary expense represented 48% of division revenue in the recent period and 51% of revenue in the prior period. Cost allocated from the parent company to the division increased $20,000.
     The Healthcare Services division had income from operations before foreign exchange gains of $2,281,000 for the three months ended September 30, 2009, compared with income from operations before foreign exchange gains of $1,052,000 in the prior period. The impact of exchange rate fluctuations between the periods had a positive impact on income from operations of approximately $4,000.
Medical Products Division
     The Medical Products division markets, distributes and sells select medical capital equipment, instrumentation and other medical products for use in hospitals in China and Hong Kong on the basis of both exclusive and non-exclusive agreements with the manufacturers of these products. Operating results for the division are subject to fluctuations due to a variety of market factors, including new product introductions, regulatory approvals, funding availability to our customers, and other factors as outlined in “Timing of Revenues.” In general, the current period results were negatively impacted by a slow down in the growth rate for imported medical devices in the first half of 2009 due to our customer uncertainties about the timing of Chinese government spending under the previously announced health care reform and stimulus packages. According to Chinese government statistics, in 2008 the growth rate for imported medical devices had grown at an annual rate of approximately 30%, based on the first seven months of 2009 the annualized growth rate had decreased to approximately 12%. Additionally, during the quarter the Chinese government commenced a review of import approvals for “Class A” capital medical equipment including our robotic surgical system, which negatively impacted sales as described below. We believe both of these factors will be temporary, the general market conditions for healthcare devices in China to be good, and the demand for our products is increasing.
     In the three months ended September 30, 2009, the division had revenue of $17,120,000, a 10% decrease from revenue of $19,041,000 for the three months ended September 30, 2008. Due to the slow down in growth rates for imported medical devices mentioned above, sales during the quarter increased at lower than expected rates compared to the prior year in diagnostic ultrasound, women’s health imaging, clinical chemistry and cosmetic laser systems product categories. In addition, due to delays in the order cycle for robotic surgical systems as the result of the Chinese government review of import approvals for Class A capital medical equipment mentioned above, we did not realize any sales of robotic surgical systems during the quarter. We also continued deliveries under our current KfW Development Bank contracts for which we recorded revenues in the period of approximately $813,000 compared to zero in the prior period.
     Gross profit for the Medical Products division decreased to $4,736,000 from $5,854,000 over the periods. As a percentage of revenue, gross profit from the Medical Products division decreased to 28% during the recent period from 31% during the same period last year. The gross profit margin in the current period is in line with historical averages.

     Expenses for the Medical Products division, including costs allocated from the parent company, increased 19% to $6,217,000 from $5,272,000 over the periods. Expenses for the division, excluding costs allocated from the parent company, increased by $325,000 including salary expense ($105,000), bad debt expense ($127,000) and selling expense ($119,000). Cost allocated from the parent company to the division increased $620,000, primarily stock-based compensation. The division had a loss from operations before foreign exchange gains of $1,481,000 in the recent period, compared with income from operations before foreign exchange gains of $582,000 in the prior period. In the current period, the impact of exchange rate fluctuations between the periods had a positive impact on loss from operations of approximately $25,000.
Other Income and Expenses
     Interest expense during the recent quarter was $281,000 as compared to interest expense of $253,000 in the same quarter of the prior year due to increases of short-term debt.
     Interest income during the recent quarter and prior period was $400,000 and $321,000, respectively.
     Miscellaneous income during the recent quarter was $15,000. Miscellaneous expense during prior period was $603,000, primarily attributable to a loss of $594,000 for the change in the fair value of derivatives related to our short-term and long-term investments.
Taxes
     We recorded a provision of $1,009,000 for taxes in the three months ended September 30, 2009, as compared to a provision for taxes of $251,000 for the three months ended September 30, 2008. The effective tax rate in the current period was 65.2%. In the three months ended September 30, 2008, the effective tax rate was 22.6%. In the current year, the effective tax rate was negatively impacted by losses in entities for which we cannot recognize benefit. In the prior year, the effective tax rate was favorably impacted by losses in entities for which we recognize benefit.
Six months ended September 30, 2009 compared to six months ended September 30, 2008
Overview of Consolidated Results
     Our consolidated revenue for the six months ended September 30, 2009 was $83,451,000, up 19% from the six months ended September 30, 2008 revenue of $70,179,000. We recorded income from operations of $6,688,000 for the recent period, as compared to income from operations of $2,401,000 for the same quarter last year. We recorded net income of $3,791,000 for the recent period, as compared to net income of $700,000 for the same period last year.
Healthcare Services Division
     The Healthcare Services division operates United Family Healthcare (UFH), our network of private healthcare facilities in China. During the six months ended September 30, 2009 and the same period last year, the division consisted of a network of United Family Hospitals and Clinics in Beijing and Shanghai. In Beijing, the UFH network included Beijing United Family Hospital and Clinics, and two affiliated free-standing, primary care clinics. In Shanghai, the UFH network included Shanghai United Family Hospital and Clinics and one affiliated, free-standing, primary care clinic. In October of 2008 we commenced UFH operations in the southern China market of Guangzhou with the opening of a free-standing primary care clinic. Our facilities are managed through a corporate level shared administrative network allowing cost and clinical efficiencies.
     The division has begun expansion of United Family Healthcare in China. We have raised additional capital and established credit facilities in the aggregate amount of up to approximately $105 million, subject to availability, to be used principally in connection with this expansion. Over the next twelve months, we have planned capital expenditures of approximately $34 million for construction, equipment and information systems related to projects in our operating markets of Beijing, Shanghai and Guangzhou (see “Liquidity and Capital Resources”). In Beijing we are currently executing a major expansion of our existing hospital campus which will double our size and available beds and add a major new clinic facility which we believe will open within the next year. In Guangzhou we opened a new clinic in 2008 and expect to open a 125-bed stand alone facility in 2012. In Shanghai, we are evaluating expansion opportunities in the Pudong district. During the period ended September 30, 2009, the development and start up costs, including post-opening expenses, for these projects were $642,000.
     For the six months ended September 30, 2009, revenue from the division was $43,047,000, an increase of 11% over the six months ended September 30, 2008 revenue of $38,641,000.(For information on how the timing of our revenues may be affected by seasonality and other fluctuations, see “Timing of Revenues”). The increased revenue is attributable to growth in patient services in the Beijing, Shanghai and Guangzhou markets. In Beijing, growth during the period was less than anticipated due to greater than expected disruptions to the growth rate of existing services due to on-site construction related to the expansion of the facilities. We expect the impact of the expansion work to continue through the opening of the new facilities, currently planned for late spring of 2010.
     Expenses for the Healthcare Services division, including costs allocated from the parent company, increased 5%, to $36,641,000 from $34,814,000 over the periods. Expenses for the division, excluding costs allocated from the parent company, increased by $1,656,000 primarily including increases of cost of patient services ($749,000), and salary expense ($1,404,000), offset by decreases in bad debt expense, professional fees, travel and other expenses. Salary expense represented 47% of division revenue in the recent period and 48% of revenue in the prior period. Cost allocated from the parent company to the division increased $172,000.
     The Healthcare Services division had income from operations before foreign exchange gains of $6,406,000 for the six months ended September 30, 2009, compared with income from operations before foreign exchange gains of $3,827,000 in the prior period. The impact of exchange rate fluctuations between the periods had a positive impact on income from operations of approximately $82,000.
Medical Products Division
     The Medical Products division markets, distributes and sells select medical capital equipment, instrumentation and other medical products for use in hospitals in China and Hong Kong on the basis of both exclusive and non-exclusive agreements with the manufacturers of these products. Operating results for the division are subject to fluctuations due to a variety of market factors, including new product introductions, regulatory approvals, funding availability to our customers, and other factors as outlined in “Timing of Revenues.” In general, in the recent quarter, our results were negatively impacted by a slow down in the growth rate for imported medical devices in the first half of 2009 due to our customer uncertainties about the timing of Chinese government spending under the previously announced health care reform and stimulus packages. According to Chinese Customs statistics, in 2008 the growth rate for imported medical devices had grown at an annual rate of approximately 30%, based on the first seven months of 2009 the annualized growth rate had decreased to approximately 12%. Additionally, during the quarter the Chinese government commenced a review of import approvals for “Class A” capital medical equipment including our robotic surgical system, which negatively impacted sales as described below. We believe both of these factors will be temporary, the general market conditions for healthcare devices in China to be good, and the demand for our products is increasing.
     In the six months ended September 30, 2009, this division had revenue of $40,404,000, a 28% increase from revenue of $31,538,000 for the six months ended September 30, 2008. Although we reported an 86% increase in revenue in the first quarter of the current year compared to the prior year, which was substantially due to the negative impact of the earthquake in Sichuan Province in the prior year, due to the slow down in growth rates mentioned above, sales during the period increased at lower than expected rates in diagnostic ultrasound, women’s health imaging, clinical chemistry and cosmetic laser systems product categories. In addition, although the division reported robust sales of robotic surgical systems in the first quarter of the current fiscal year, in the second quarter, the Chinese government initiated a review of import approvals for high value capital medical equipment including our robotic surgical systems which has resulted in delays in the order cycle for that product. As the result of this delay, we did not realize any sales of robotic surgical systems during the second quarter.
     During the six-month periods, we continued deliveries under contracts utilizing government-backed financing. In the current period, we recognized $4,326,000 under KfW Development Bank contracts. In the prior year period, we recognized $1,995,000 under U.S. Exim bank contracts.
     Gross profit for the Medical Products division increased to $10,551,000 from $8,455,000 over the periods. As a percentage of revenue, gross profit from the Medical Products division decreased to 26% during the recent period from 27% during the same period last year. The gross profit margin in both periods is in line with historical averages.
     Expenses for the Medical Products division, including costs allocated from the parent company, increased 18% to $11,788,000 from $10,009,000 over the periods. Expenses for the division, excluding costs allocated from the parent company, increased by $1,044,000 including increases in salary expense ($1,026,000), offset by decreases in travel and other selling expenses. Cost allocated from the parent company to the division increased $735,000, primarily stock-based compensation. The division had a loss from operations before foreign exchange gains of $1,237,000 in the recent period, compared with loss from operations before foreign exchange gains of $1,554,000 in the prior period. In the current period, the impact of exchange rate fluctuations between the periods had a positive impact on loss from operations of approximately $91,000.
Other Income and Expenses
     Interest expense during the recent period was $554,000 as compared to interest expense of $479,000 in the same period of the prior year due to increases of short-term debt.
     Interest income during the recent period and prior period was $872,000 and $789,000, respectively.
     Miscellaneous expense during the recent period and was $632,000. The expense in the current period was substantially due to the change in fair value of the warrants of $745,000. Miscellaneous expense during the prior period was $596,000, primarily attributable to a loss of $594,000 for the change in the fair value of derivatives related to our short-term and long-term investments.
Taxes
     We recorded a provision of $2,583,000 for taxes in the six months ended September 30, 2009, as compared to a provision for taxes of $1,415,000 for the six months ended September 30, 2008. The effective tax rate in the current period was 40.5%. The effective tax rate in the prior year was 66.9%. In the current year, the effective tax rate was negatively impacted by losses in entities for which we cannot recognize benefit. In the prior year, the effective tax rate was impacted by losses in entities for which we cannot recognize benefit, true-up adjustments related to prior year tax returns and the correction of an error that was not material to prior periods.

LIQUIDITY AND CAPITAL RESOURCES
     The following table sets forth our cash, investments, and accounts receivable as of September 30, 2009 and March 31, 2009 (in thousands):

	September 30, 2009	March 31, 2009

Cash and cash equivalents	$16,207	$20,293
Restricted cash	734	1,854
Investments	55,494	51,502
Accounts receivable	41,660	46,831
     The following table sets forth a summary of our cash flows from operating activities for the six months ended September 30, 2009 and 2008 (in thousands):

	Six months ended
	September 30, 2009	September 30, 2008

OPERATING ACTIVITIES
Net income	$3,791	$700
Non cash items	3,314	3,972
Restricted cash	399	1,090
Changes in operating assets and liabilities:
Accounts receivable	5,999	(2,506)
Accounts payable and accrued expenses	(6,242)	(1,876)
Other	(2,659)	(1,006)

Net cash provided by operating activities	$4,602	$374

     The following table sets forth a summary of our cash flows from investing activities for the six months ended September 30, 2009 and 2008 (in thousands):

	Six months ended
	September 30, 2009	September 30, 2008

INVESTING ACTIVITIES
Purchases of short-term investments and CDs	$(3,993)	$(40,000)
Purchases of property and equipment	(2,899)	(3,455)

Net cash used in investing activities	$(6,892)	$(43,455)

     The following table sets forth a summary of our cash flows from financing activities for the six months ended September 30, 2009 and 2008 (in thousands):

	Six months ended
	September 30, 2009	September 30, 2008

FINANCING ACTIVITIES
Proceeds from debt and vendor financing	$73	$393
Repayment of debt, vendor financing and capitalized leases	(690)	(18)
Repurchase of restricted stock for income tax withholding	(108)	—
Proceeds from issuance of common stock, exercise of stock options and warrants	243	345

Net cash (used in) provided by financing activities	$(482)	$720

     As of the end of fiscal 2008, we had entered into a series of equity and debt financings, as described below, that provide for up to $105 million in total financing, subject to availability. Pursuant to these financings, to date we have received a total of $60 million in cash. The principal purpose of the financings is to provide a portion of the required funds for the expansion of our healthcare system in China, including two joint venture hospitals. Additional details of these financings may be found in Notes 6 and 9 to the accompanying consolidated condensed financial statements.
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
     On December 10, 2007, we entered into a securities purchase agreement with the International Finance Corporation (a division of the World Bank) (IFC), pursuant to which we sold to IFC 538,793 shares of common stock for an aggregate purchase price of $10 million or the subscription price of $18.56 per share. The closing of the sale of common stock pursuant to the IFC securities purchase agreement occurred on January 11, 2008 at which time we received $10 million in cash. In addition, we have a loan agreement with IFC (the “IFC Facility”) that provides for loans in the aggregate amount of $25 million directly to our future healthcare joint ventures in China (the “IFC Loans”), subject to the satisfaction of certain disbursement conditions, including the establishment of joint venture entities (the “Joint Ventures”) qualified to undertake the construction, equipping and operation of the proposed healthcare facilities, minimum Company ownership and control over the Joint Ventures, the availability to IFC of certain information regarding the Joint Ventures and other preconditions. There can be no assurances that the preconditions to disbursements under the IFC Facility will be satisfied or that, in any event, disbursements under the IFC Facility will be achieved. As of the date of this report, we have experienced delays in the development timeline and certain changes in project scope for the proposed healthcare facilities due to the fluctuations and uncertainties in the real estate markets in China resulting from the global economic downturn, and as a result the formal Joint Ventures have yet to be finally approved. We have entered into an amendment to the IFC Loans extending the initial draw down date by one year from February 1, 2009 to February 1, 2010. Nonetheless, draws under the IFC Facility remain subject to the lender agreement as to project scope, collateral and other provisions. As initially negotiated, the term of the IFC Loans would be 9.25 years and would bear interest equal to a fixed base rate determined at the time of each disbursement of LIBOR plus 2.75% per annum. The interest rate may be reduced to LIBOR plus 2.0% upon the satisfaction of certain conditions. The loans would include certain other covenants that require the borrowers to achieve and maintain specified liquidity and coverage ratios in order to conduct certain business transactions such as pay intercompany management fees or incur additional indebtedness. Mutual agreement or amendment of these terms will be required in addition to the formation and approval of the Joint Ventures and finalization of conditions precedent, as to which there can be no assurances. The obligation of each borrowing joint venture under the IFC Loans would be guaranteed by the Company. In terms of security, IFC would have, among other things, a pledge of the Company’s equity interest in the borrowing joint ventures and a lien over the equipment owned by the borrowing joint ventures, as well as a lien over their bank accounts. As of September 30, 2009, the IFC Facility was not available.
     We have a loan agreement with DEG-Deutsche Investitions und Entwicklungsgesellschaft (DEG) of Cologne, Germany (a member of the KfW banking group) (the “DEG Facility”) providing for loans in the aggregate amount of $20 million for our future healthcare joint ventures in China (the “DEG Loans”), subject to substantially the same disbursement conditions as contained in the IFC Facility. There can be no assurance that the preconditions to disbursements under the DEG Facility will be satisfied or that, in any event, disbursements under the DEG Facility will be achieved. As of the date of this report, we have experienced delays in the development timeline and certain changes in project scope for the proposed healthcare facilities due to the fluctuations and uncertainties in the real estate markets in China resulting from the global economic downturn, and as a result the formal Joint Ventures have yet to be finally approved. We have entered into an amendment to the DEG Loans extending the initial draw down date by one year from July 1, 2009 to July 1, 2010. Nonetheless, draws under the DEG Facility remain subject to the lender agreement as to project scope, collateral and other provisions. As initially negotiated, the DEG Loans are substantially identical to the IFC Loans, having a 9.25-year term and an initial interest rate set at LIBOR plus 2.75%. mutual agreement on or amendment of these terms will be required in addition to the formation and approval of the Joint Ventures and finalization of conditions precedent, as to which there can be no assurances. The DEG Loans would also be made directly to one or both of the future healthcare joint ventures in China, neither of which has been formed yet. The obligations under the DEG Loans would also be guaranteed by the Company and would be senior and secured, ranking pari passu in seniority with the IFC Loans and sharing pro rata with the IFC Loans in the security interest granted over the Company’s equity interests in the future healthcare joint ventures, the security interests granted over the assets of the borrowing joint ventures and any proceeds from the enforcement of such security interests. As of September 30, 2009, the DEG Facility was not available.
     In October 2005, BJU and SHU obtained long-term debt financing under a program with the IFC. As of September 30, 2009, the outstanding balance of this debt was 64,880,000 Chinese Renminbi (current translated value of $9,501,000 is classified as long-term). The term of the loan is 10 years at an initial interest rate of 6.73% with the borrowers required to begin making payments into a sinking fund beginning in the fourth year, with the option to extend the beginning of these payments to the fifth year if certain loan covenants have been met. The loan covenants related to the sinking fund provision are based on the Company’s March 31, 2009 financial statements. The Company has determined that it has met the conditions to extend the beginning of the sinking fund payments to the fifth year. Accordingly, sinking fund payments will begin in October 2010. The interest rate will be reduced to 4.23% for any amount of the outstanding loan on deposit in the sinking fund. The loan program also includes certain other covenants which require the borrowers to achieve and maintain specified liquidity and coverage ratios in order to conduct certain business transactions such as pay intercompany management fees or incur additional indebtedness. As of September 30, 2009, the Company was in compliance with the loan covenants as amended. Chindex International, Inc. guaranteed repayment of this loan. In terms of security, IFC has, among other things, a lien over the equipment owned by the borrowers and over their bank accounts. In addition, IFC has a lien over Chindex bank accounts not already pledged, but not over other Chindex assets.
     As of September 30, 2009, there were letters of credit outstanding in the amount of $345,000 and a balance of $72,000 was outstanding under our $1,750,000 credit facility with M&T Bank. The borrowings under that credit facility bear interest at 1.00% over the three-month London Interbank Offered Rate (LIBOR). At September 30, 2009 the interest rate on this facility was 1.30%. Balances outstanding under the facility are payable on demand, fully secured and collateralized by government securities acceptable to the Bank having an aggregate fair market value of not less than $1,945,000. At March 31, 2009, there were no letters of credit outstanding and no outstanding balance under this facility.
     Restricted cash of $3,179,000 as of September 30, 2009, primarily represents collateral related to performance bonds issued in connection with the execution of certain contracts for the supply of medical equipment in our Medical Products division. Scheduled expiration of these bonds is from October 2009 through August 2014.
     We have an agreement with a major vendor whereby the vendor has agreed to provide up to $4,000,000 of long-term (one and one-half years on those transactions that have occurred to date) payment terms on our purchase of certain medical equipment from the vendor under government backed financing program contracts. The arrangement carries an interest component of five percent per annum. As of September 30, 2009, the Company had $2,348,000 outstanding on short-term debt under this agreement.
     Over the past a year and a half, there have been continuing and significant disruptions in the world financial and credit markets including those in China. As of the date of this report, we have not experienced significant negative impacts to operating activities as a result of these events. We have taken steps to ensure the security of our cash and investment holdings through deposits with highly liquid, global banking institutions and government backed insurance programs in the United States and elsewhere. Our daily operations in the Healthcare Services division generate operating cash flows and have not been dependent upon credit availability. Our patient base in our current facilities are by and large considered to be in the wealthiest segment of society, for whom healthcare spending represents a very small percentage of their income and therefore is expected to be less impacted by the economic slowdown and to the extent their assets are affected, this will likely not impact their decision making on healthcare purchases. The UFH development projects to establish and build hospitals in China are expected to be funded with existing cash and credit facilities as described above, provided that there can be no assurances that such facilities will be available or sufficient, that the preconditions to disbursements under the facilities will be satisfied or that, in any event, disbursements under the IFC/DEG Facilities will be achieved. Our Medical Products division is somewhat dependent upon credit availability for the opening of bid and performance bonds and the extension of credit terms to our Chinese customers through our government backed financing packages. Over the last two quarters, we have experienced significant temporary uses of cash in the execution of government backed loan contracts. We do not believe this use of cash was related to the economic disruptions and was not indicative of any trends as described above. However, the budgeting and procurement cycle for large capital purchases by our customers could be impacted by the economic slowdown or the Chinese government reform and stimulus programs related to the health care industry in China. In general, the recent periods results were negatively impacted by a slow down in the growth rate for imported medical devices in the first half of 2009.
     Over the next twelve months we anticipate total capital expenditures of approximately $35 million related to the maintenance and expansion of our business operations.
     In our three operating markets of Beijing, Shanghai and Guangzhou, our Healthcare Services division plans capital expenditures of approximately $8 million for maintenance, development of existing facilities and implementation of a new healthcare information system platform. In addition, the expansion projects in the Beijing market are planned for capital expenditures of approximately $26.0 million for construction and equipment. These expansions will be funded through corporate capital reserves, cash flow from operations and limited short-term vendor financing arrangements.
     Our Medical Products division intends to finance approximately $370,000 in capital expenditures for market expansion programs, including investment in equipment seeding programs from cash flows from operations and corporate capital reserves.
     In addition we intend to finance certain corporate expenditures of approximately $600,000 for regional office expansion and information systems development through cash flows from operations, additional bank loans to the extent available and corporate capital reserves.
     In addition, as described above, we have raised capital reserves and established future debt facilities, which are currently not available as described above, the principal purpose of which is to fund expansion of our United Family Healthcare network. The expansion projects in the Beijing and Guangzhou markets are underway. Due to the timing of the development process for the planned joint venture hospital in Guangzhou, significant expenditures for that project are not expected until fiscal 2011 and beyond. There can be no assurances that any of the foregoing projects will be completed, that the actual costs or timing of the projects will not exceed our expectations or that the foregoing expected sources of financing including the IFC and DEG debt facilities, will be available or sufficient for any proposed capital expenditures.
TIMING OF REVENUES
     The timing of our revenue is affected by several factors.
     In the Healthcare Services division, our revenue is dependent on seasonal fluctuations related to epidemiological factors and the life styles of the expatriate community. For example, many expatriate families traditionally take annual home leave outside of China during the summer months of June through August.
     In the Medical Products division, sales of capital equipment often require protracted sales efforts, long lead times, financing arrangements and other time consuming steps, including delays due to the Chinese government regulation of medical device sales. For example, many end users are required to purchase capital equipment through a formal public tendering process, which often entails an extended period of time before the sale can be completed.

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
FOREIGN CURRENCY EXCHANGE AND IMPACT OF INFLATION
     During the six month period, we generated over 65% of our revenue and over 68% of our cost and expenses in Chinese currency and approximately 5% of our revenue and 5% of our cost and expenses in Euros, therefore, we have foreign currency exchange risk. The Chinese currency (RMB) is not freely traded and is closely controlled by the Chinese Government. The U.S. dollar and Euro have experienced volatility in world markets recently.
     During the six months ended September 30, 2009, the RMB was virtually unchanged against the USD. During the six months ended September 30, 2009, the Euro appreciated approximately 9.1% against the USD.
     During the three-month and six-month period ended September 30, 2009, we had exchange gains of $613,000 and $1,519,000 primarily resulting from Euro:USD transactions which are included in general and administrative expenses in our consolidated condensed statements of operations.
     As part of our risk management program, we also perform sensitivity analyses to assess potential changes in revenue, operating results, cash flows and financial position relating to hypothetical movements in currency exchange rates. Our sensitivity analysis of changes in the fair value of the RMB to the USD at September 30, 2009, indicated that if the USD uniformly increased in value by 10 percent relative to the RMB, then we would have experienced a 12% decrease in net income. Conversely, a 10 percent increase in the value of the RMB relative to the USD at September 30, 2009, would have resulted in a 15% increase in net income.
     During the three months ended September 30, 2009, the Consumer Price Index (CPI) in both China and the United States experienced a period of deflation which was 1.3% in China and 1.6% in the United States. During the six months ended September 30, 2009, the Consumer Price Index (CPI) in both China and the United States experienced a period of deflation which was 1.4% in China and 1.4% in the United States.
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
Changes in Internal Control over Financial Reporting
     Our management, including our principal executive and principal financial officers have evaluated any changes in our internal control over financial reporting that occurred during the three months ended September 30, 2009, and has concluded that there was no change that occurred during the three months ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION.
ITEM 1. LEGAL PROCEEDINGS
     No reportable events.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None.

ITEM 4. SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS
     The Company’s Annual Meeting of Stockholders was held on September 15, 2009 in Washington DC. At such meeting, the stockholders of the Company voted on two items and 11,042,499 shares of Common Stock and 1,162,500 shares of Class B Common Stock of the Company were present in person or by proxy, representing 18,017,499 votes, constituting a majority of the 20,454,264 votes that could have been rendered on the matters presented at such meeting on which all shares vote together.
1. The nominees for director were elected based upon the following votes:

	Votes
Director	For	Withheld

Holli Harris	17,799,679	217,820
Carol R. Kaufman	17,209,987	807,512
Roberta Lipson	17,784,114	233,385
Kenneth A. Nilsson	17,196,282	821,217
Julius Y. Oestreicher	17,202,089	815,410
Lawrence Pemble	17,140,874	876,625
Elyse Beth Silverberg	17,792,941	224,558
2. The proposal to ratify the appointment of BDO Seidman, LLP as independent auditors for the year ending March 31, 2010 received the following votes:

				Broker Non-
	For	Against	Abstain	Votes

All Votes	17,968,780	42,329	6,390	0
ITEM 5. OTHER INFORMATION
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

CHINDEX INTERNATIONAL, INC.

Dated: November 9, 2009	By: /s/ Lawrence Pemble Lawrence Pemble
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Dated: November 9, 2009	By: /s/ Robert C. Low Robert C. Low
Vice President of Finance, Chief Accounting Officer and Corporate Controller
(Principal Accounting Officer)