Form 10-Q
period 2009-12-31
CHINDEX INTERNATIONAL INC
filed 2010-02-08
CIK 922717

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 OR
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2009
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of each of the registrant’s class of common equity, as of February 1, 2010, was 13,717,768 shares of Common Stock and 1,162,500 shares of Class B Common Stock.

CHINDEX INTERNATIONAL, INC.
INDEX
FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CHINDEX INTERNATIONAL, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(in thousands except share data)
(Unaudited)

	December 31,
	2009	March 31, 2009

ASSETS
Current assets:
Cash and cash equivalents	$23,760	$20,293
Restricted cash	450	1,854
Investments	57,672	51,502
Accounts receivable, less allowance for doubtful accounts of $5,661 and $5,041, respectively
Product sales receivables	30,608	37,994
Patient service receivables	9,699	8,837
Inventories, net	13,444	11,346
Deferred income taxes	3,255	2,410
Other current assets	3,329	3,239

Total current assets	142,217	137,475
Restricted cash	2,402	1,437
Investments	322	—
Property and equipment, net	21,386	20,633
Noncurrent deferred income taxes	29	1,031
Other assets	2,923	2,061

Total assets	$169,279	$162,637

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Short-term debt, current portion of long-term debt and vendor financing	$2,613	$1,631
Current portion of capitalized leases	—	22
Accounts payable	10,366	12,259
Accrued expenses	14,577	20,607
Other current liabilities	6,660	4,148
Deferred revenue	2,394	1,539
Income taxes payable	2,939	1,568

Total current liabilities	39,549	41,774
Long-term debt, vendor financing and convertible debentures	21,578	23,709
Long-term deferred revenue	1,151	595
Long-term deferred tax liability	119	119

Total liabilities	62,397	66,197

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $ .01 par value, 500,000 shares authorized, none issued	—	—
Common stock, $ .01 par value, 28,200,000 shares authorized, including 3,200,000 designated Class B:
Common stock – 13,717,768 and 13,452,007 shares issued and outstanding at December 31, 2009 and March 31, 2009, respectively	137	135
Class B stock – 1,162,500 shares issued and outstanding at December 31, 2009 and March 31, 2009, respectively	12	12
Additional paid-in capital	98,728	95,808
Accumulated other comprehensive income	3,044	3,072
Retained earnings (accumulated deficit)	4,961	(2,587)

Total stockholders’ equity	106,882	96,440

Total liabilities and stockholders’ equity	$169,279	$162,637

The accompanying notes are an integral part of these consolidated condensed financial statements.

CHINDEX INTERNATIONAL, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(in thousands except share and per share data)
(Unaudited)

	Three months ended December 31,		Nine months ended December 31,
	2009	2008	2009	2008

Product sales	$24,921	$21,070	$65,324	$52,607
Healthcare services revenue	21,563	20,530	64,610	59,171

Total revenue	46,484	41,600	129,934	111,778

Costs and expenses
Product sales costs	17,652	15,493	47,506	38,576
Healthcare services costs	14,699	17,185	48,801	49,586
Selling and marketing expenses	3,841	3,867	10,609	9,590
General and administrative expenses	3,699	3,158	9,740	9,728

Income from operations	6,593	1,897	13,278	4,298

Other (expenses) and income
Interest expense	(230)	(259)	(784)	(738)
Interest income	477	527	1,350	1,316
Miscellaneous (expense) income — net	(220)	(661)	(851)	(1,257)

Income before income taxes	6,620	1,504	12,993	3,619
Provision for income taxes	(2,722)	(658)	(5,304)	(2,073)

Net income	$3,898	$846	$7,689	$1,546

Net income per common share — basic	$.27	$.06	$.53	$.11

Weight ed average shares outstanding — basic	14,592,992	14,455,237	14,533,601	14,395,239

Net income per common share — diluted	$.24	$.05	$.48	$.10

Weight ed average shares outstanding — diluted	16,211,607	15,836,521	16,127,180	16,089,705

The accompanying notes are an integral part of these consolidated condensed financial statements.

CHINDEX INTERNATIONAL, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine months ended December 31,
	2009	2008

OPERATING ACTIVITIES
Net income	$7,689	$1,546
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,112	2,142
Provision for sales demonstration inventory	404	487
Inventory write down	259	678
Provision for doubtful accounts	972	1,206
(Gain) loss on disposal of property and equipment	(4)	4
Deferred income taxes	156	(693)
Stock based compensation	2,429	2,033
Foreign exchange gain	(1,210)	(513)
Amortization of debt issuance costs	7	7
Amortization of debt discount	185	185
Early redemption penalties for variable-return CDs	—	1,080
Noncash interest income on CDs	—	(224)
Noncash charge for change in fair value of warrants	883	—
Changes in operating assets and liabilities:
Restricted cash	689	(1,745)
Accounts receivable	6,412	(5,533)
Inventories	(2,730)	2,052
Other current assets	5	(2,932)
Other assets	(868)	(483)
Accounts payable, accrued expenses, other current liabilities and deferred revenue	(3,795)	835
Income taxes payable	1,370	149

Net cash provided by operating activities	15,965	281
INVESTING ACTIVITIES
Purchases of short-term investments and CDs	(6,493)	(92,975)
Purchases of property and equipment	(3,843)	(4,328)
Proceeds from redemption of CD	—	38,920

Net cash used in investing activities	(10,336)	(58,383)
FINANCING ACTIVITIES
Proceeds from debt	83	—
Repayment of debt, vendor financing and capitalized leases	(1,481)	(28)
Repurchase of restricted stock for income tax withholding	(108)	—
Proceeds from exercise of stock options and warrants	400	345

Net cash (used in) provided by financing activities	(1,106)	317
Effect of foreign exchange rate changes on cash and cash equivalents	(1,056)	196

Net increase (decrease) in cash and cash equivalents	3,467	(57,589)
Cash and cash equivalents at beginning of period	20,293	79,258

Cash and cash equivalents at end of period	$23,760	$21,669

Non-cash investing and financing activities consist of the following:
Acquisition of inventory through vendor financing agreement	$—	$894
Exercise of warrants at fair value	$201	$—
The accompanying notes are an integral part of these consolidated condensed financial statements.

CHINDEX INTERNATIONAL, INC.
CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the nine months ended December 31, 2009
(in thousands except share data)
(Unaudited)

						Accumulated	Retained
					Additional	Other	Earnings
	Common Stock		Common Stock Class B		Paid In	Comprehensive	(Accumulated
	Shares	Amount	Shares	Amount	Capital	Income	Deficit)	Total

Balance at March 31, 2009	13,452,007	$135	1,162,500	$12	$95,808	$3,072	$(2,587)	$96,440
Net income	—	—	—	—	—		7,689	7,689
Foreign currency translation adjustment	—	—	—	—	—	(28)	—	(28)

Comprehensive income	—	—	—	—	—	—	—	7,661
Cumulative effect of change in accounting principle	—	—	—	—	—	—	(141)	(141)
Stock based compensation	—	—	—	—	2,429	—	—	2,429
Exercise of warrants at fair value	—	—	—	—	201	—	—	201
Options and warrants exercised and issuance of restricted stock	265,761	2	—	—	290	—	—	292

Balance at December 31, 2009	13,717,768	$137	1,162,500	$12	$98,728	$3,044	$4,961	$106,882

The accompanying notes are an integral part of these consolidated condensed financial statements.

CHINDEX INTERNATIONAL, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
Note 1. BASIS OF PRESENTATION
     The accompanying unaudited consolidated condensed financial statements of Chindex International, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended December 31, 2009 are not necessarily indicative of the results that may be expected for the year.
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
     GAAP is not intended to be changed as a result of the FASB’s Codification project, but it will change the way the guidance is organized and presented. As a result, these changes will have a significant impact on how companies reference GAAP in their financial statements and in their accounting policies for financial statements issued for interim and annual periods ending after September 15, 2009. In implementing the Codification, Chindex is currently providing references to the Codification topics alongside references to the existing standards.
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
     Revenue related to the sale of medical equipment, instrumentation and products to customers in China by our Medical Products division is recognized upon product shipment. Revenue from sales to customers in Hong Kong is recognized upon delivery. We provide installation, warranty, and training services for certain of our capital equipment and instrumentation sales. These services are viewed as perfunctory to the overall arrangement and are not accounted for separately from the equipment sale. Costs associated with installation, training and standard warranty are not significant and are recognized in cost of sales as they are incurred. Sales involving multiple elements are analyzed and recognized under the guidelines of Staff Accounting Bulletin (SAB) 104, “Revenue Recognition” and Emerging Issues Task Force (EITF) 00-21, “Revenue Arrangements with Multiple Deliverables” (included in ASC 605-25). From time to time, the Company supplies products and services to its customers which are delivered over time. In some cases, this can result in deferral of revenue to future periods. Deferred revenue was $3,545,000 and $2,134,000 as of December 31, 2009 and March 31, 2009, respectively.
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

     In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (SFAS 165, included in ASC 855-10). SFAS 165 applies to the accounting for and disclosure of subsequent events that occur after the balance sheet date, but before financial statements are issued or are available to be issued. SFAS 165 sets forth the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS 165 is effective for periods ending after June 15, 2009. The Company has evaluated subsequent events through February 8, 2010, the date of issuance of our condensed consolidated financial statements.
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
     In September 2009, the FASB ratified the consensus reached in EITF Issue No. 08-1, “Revenue Arrangements with Multiple Deliverables,” now codified as Accounting Standards Update ASU 2009-13. The Task Force reached a consensus to eliminate the residual method of allocation and the requirement to use the relative selling price method when allocating revenue in a multiple deliverable arrangement. When applying the relative selling price method, the selling price for each deliverable shall be determined using vendor specific objective evidence of selling price, if it exists, otherwise third-party evidence of selling price. If neither vendor specific objective evidence nor third-party evidence of selling price exists for a deliverable, the vendor shall use its best estimate of the selling price for that deliverable when applying the relative selling price method. The Task Force reached a consensus that this Issue shall be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with earlier application permitted. A company may elect, but will not be required, to adopt the amendments in ASU 2009-13 retrospectively for all prior periods. The adoption of ASU 2009-13 is not expected to have a material impact on our consolidated condensed financial statements.
     In December 2009, FASB issued ASU 2009-17, “Consolidations (Topic 810) — Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities”, which codifies FASB Statement No. 167, “Amendments to FASB Interpretation No. 46(R)”. ASU 2009-17 represents a revision to former FASB Interpretation No. 46 (Revised December 2003), “Consolidation of Variable Interest Entities”, and changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. ASU 2009-17 also requires a reporting entity to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement. ASU 2009-17 is effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009, or January 1, 2010, for a calendar year-end entity. Early application is not permitted. The adoption of ASU 2009-17 is not expected to have a material impact on our consolidated condensed financial statements.
Note 2. INVESTMENTS
     The following table summarizes the Company’s investments, including accrued interest, as of December 31, 2009 and March 31, 2009 (in thousands):

	December 31, 2009	March 31, 2009
Current investments:
Certificates of deposit	$54,105	$49,052
U.S. Government Sponsored Enterprises	3,261	2,450
Corporate bonds	306	—

Total current investments	$57,672	$51,502

Noncurrent investments:
Corporate bonds	322	—

Total noncurrent investments	$322	$—

     The Company’s current investments include $54,105,000 of Certificates of Deposit with fixed interest rates between 1.98% and 3.34%, issued by HSBC, a large international financial institution, and by large financial institutions in China. The Company’s current investments also include available-for-sale securities at fair value, which approximates cost, of $3,261,000 issued by U.S. government-sponsored enterprises and corporate bonds of $306,000, which mature within one year. The Company’s current investments are recorded at fair value, and the difference between fair value and amortized cost as of December 31, 2009 was de minimis. The Company’s noncurrent investments consist of corporate bonds which mature in approximately 15 months.
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
Note 3. INVENTORIES, NET

(in thousands)	December 31, 2009	March 31, 2009

Inventories, net, consist of the following:
Merchandise and demonstration inventory, net	$9,638	$8,235
Healthcare services inventory	1,110	919
Parts, net	2,696	2,192

	$13,444	$11,346

The inventory valuation allowance was $282,000 at December 31, 2009 and $151,000 at March 31, 2009.
Note 4. PROPERTY AND EQUIPMENT, NET

(in thousands)	December 31, 2009	March 31, 2009

Property and equipment, net consists of the following:
Furniture and equipment	$19,863	$17,917
Vehicles	67	21
Construction in progress	1,662	741
Leasehold improvements	19,503	19,395

	41,095	38,074
Less: accumulated depreciation and amortization	(19,709)	(17,441)

	$21,386	$20,633

     Construction in progress, which includes capitalized interest of $10,000 at December 31, 2009 and $0 at March 31, 2009, relates to the development of the United Family Healthcare network of private hospitals and health clinics in China.

Note 5. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

(in thousands):	December 31, 2009	March 31, 2009

Accrued expenses:
Accrued contract expenses	$7,751	$13,798
Accrued expenses — healthcare services	1,039	1,381
Accrued compensation	4,899	5,101
Accrued expenses — other	888	327

	$14,577	$20,607

Other current liabilities:
Accrued other taxes payable- non-income	$778	$777
Warrants liability	823	—
Customer deposits	1,934	1,561
Other current liabilities	3,125	1,810

	$6,660	$4,148

Note 6. DEBT
     The Company’s short-term and long-term debt balances are (in thousands)

	December 31, 2009		March 31, 2009
	Short term	Long term	Short term	Long term
Vendor financing — Product Sales	$1,663	$—	$1,568	$1,377
Vendor financing — Healthcare Services	—	—	63	—
Line of credit	—	—	—	—
Long term loan	950	8,552	—	9,491
Convertible notes, net of debt discount	—	13,026	—	12,841

	$2,613	$21,578	$1,631	$23,709

Vendor financing — Product Sales
     The Company has a financing agreement with a major vendor whereby the vendor has agreed to provide up to $4,000,000 of financing with terms between one and two years (18 months on those transactions that have occurred to date) on our purchase of certain medical equipment from the vendor under government backed financing program contracts. The arrangement carries an interest component of five percent per annum.
Line of credit
     As of December 31, 2009, there were letters of credit outstanding in the amount of $474,000 and we had no borrowings under our $1,750,000 credit facility with M&T Bank. The borrowings under that credit facility bear interest at 1.00% over the three-month London Interbank Offered Rate (LIBOR). At December 31, 2009 the interest rate on this facility was 1.25%. Balances outstanding under the facility are payable on demand, fully secured and collateralized by government securities acceptable to the Bank having an aggregate fair market value of not less than $1,945,000. At March 31, 2009, there were no letters of credit outstanding and no outstanding balance under this facility.
Long term loan — IFC 2005
     In October 2005, Beijing United Family Hospital (BJU) and Shanghai United Family Hospital (SHU), majority-owned subsidiaries of the Company, obtained long-term debt financing under a program with the International Finance Corporation (IFC) (a division of the World Bank) for 64,880,000 Chinese Renminbi (approximately $8,000,000). The term of the loan is 10 years at an initial interest rate of 6.73% with the borrowers required to begin making payments into a sinking fund beginning in the fourth year, with the option to extend the beginning of these payments to the fifth year if certain loan covenants have been met. The loan covenants related to the sinking fund provision are based on the Company’s March 31, 2009 financial statements. The Company has determined that it has met the conditions to extend the beginning of the sinking fund payments to the fifth year. Accordingly, sinking fund payments will begin in October 2010. The interest rate will be reduced to 4.23% for any amount of the outstanding loan on deposit in the sinking fund. The loan program also includes certain other covenants which require the borrowers to achieve and maintain specified liquidity and coverage ratios in order to conduct certain business transactions such as pay intercompany management fees or incur additional indebtedness. As of December 31, 2009, the Company was in compliance with the loan covenants as amended. Chindex International, Inc. guaranteed repayment of this loan. In terms of security, IFC has, among other things, a lien over the equipment owned by the borrowers and over their bank accounts. In addition, IFC has a lien over Chindex bank accounts not already pledged, but not over other Chindex assets. As of December 31, 2009, the outstanding balance of this debt was 64,880,000 Chinese Renminbi (current translated value of $9,502,000, see “Foreign Currency Exchange and Impact of Inflation”) with $950,000 classified as short-term and $8,552,000 classified as long-term. At March 31, 2009 the outstanding balance was $9,491,000, classified as long-term.
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

     In connection with the issuance of the Notes, the Company incurred issuance costs of $314,000, which primarily consisted of legal and other professional fees. Of these costs, $61,000 is attributable to the Tranche A shares, $159,000 is attributable to Tranche B Notes which converted in January 2008 and the remaining of $94,000 is attributable to the Tranche C Notes and has been capitalized to be amortized over the life of the Notes. As of December 31, 2009 and March 31, 2009, the unamortized financing cost was $73,000 and $80,000, respectively, and is included in “Other Assets.”
     The Company accounts for convertible debt in accordance with the provisions of EITF Issue 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,” (EITF 98-5 included in ASC 470-20) and EITF 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments” (included in ASC 470-20). Accordingly, the Company records, as a discount to convertible debt, the intrinsic value of the conversion option based upon the differences between the fair value of the underlying common stock at the commitment date and the effective conversion price embedded in the note. Debt discounts under these arrangements are usually amortized over the term of the related debt to their stated date of redemption. So, in respect to the Notes, this debt discount would be amortized through interest expense over the 10 year term of the Notes unless earlier converted or repaid. In fiscal 2008, under this method, the Company recorded (i) a discount on the Tranche B Notes of $2,793,000 against the entire principal amount of the Notes; and (ii) a discount on the Tranche C Notes of $2,474,000 against the entire principal amount of the Notes.
     The debt discount pursuant to the Notes as of December 31, 2009 and March 31, 2009 was $1,974,000 and $2,159,000, respectively. Amortization of the discount was approximately $61,000 and $185,000 for three and nine months ended December 31, 2009, respectively.
Loan Facility — IFC 2007
     The Company has a loan agreement with IFC (the “IFC Facility”), designed to provide for loans (the “IFC Loans”) in the aggregate amount of $25 million to expand the Company’s United Family Hospitals and Clinics network of private hospitals and clinics in China, subject to the satisfaction of certain disbursement conditions, including the establishment of Joint Venture entities (the “Joint Ventures”) qualified to undertake the construction, equipping and operation of the proposed healthcare facilities, minimum Company ownership and control over the Joint Ventures, the availability to IFC of certain information regarding the Joint Ventures and other preconditions. The IFC Loans would fund a portion of the Company’s planned $105 million total financing for the expansion program. There can be no assurances that the preconditions to disbursements under the IFC Facility will be satisfied or that, in any event, disbursements under the IFC Facility will be achieved. As of December 31, 2009, the IFC Facility was not available.
     The IFC Loans would be made directly to the Joint Ventures. As of the date of this report, we have experienced delays in the development timeline and certain changes in project scope for the proposed healthcare facilities due to the fluctuations and uncertainties in the real estate markets in China resulting from the global economic downturn and as a result the Joint Ventures have yet to be formally approved. We have entered into an amendment to the IFC Loans extending the initial draw down date to July 1, 2010. Nonetheless, draws under the IFC facility remain subject to lender agreement to project scope, collateral and other provisions. As initially negotiated, the term of the IFC Loans would be 9.25 years and would bear interest equal to a fixed base rate determined at the time of each disbursement of LIBOR plus 2.75% per annum. The interest rate may be reduced to LIBOR plus 2.0% upon the satisfaction of certain conditions. The loans would include certain other covenants that require the borrowers to achieve and maintain specified liquidity and coverage ratios in order to conduct certain business transactions such as pay intercompany management fees or incur additional indebtedness. Mutual agreement or amendment of these terms will be required in addition to the formation and approval of the Joint Ventures and finalization of conditions precedent, as to which there can be no assurances.
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

     The IFC Facility contains customary financial covenants, including maintenance of a maximum ratio of liabilities to tangible net worth and a minimum debt service coverage ratio, and covenants that, among other things, place limits on the Company’s ability to incur debt, create liens, make investments and acquisitions, sell assets, pay dividends, prepay subordinated debt, merge with other entities, engage in transactions with affiliates, and make capital expenditures. The IFC Facility also contains customary events of default. As of December 31, 2009, the Company was in compliance with the loan covenants as amended.
Loan Facility — DEG 2008
     Chindex China Healthcare Finance, LLC (“China Healthcare”), a wholly-owned subsidiary of the Company, has a Loan Agreement with DEG-Deutsche Investitions und Entwicklungsgesellschaft (DEG) of Cologne, Germany, a member of the KfW banking group, designed to provide for loans (the “DEG Loans”) in the aggregate amount of $20 million to expand the Company’s United Family Hospitals and Clinics network of private hospitals and clinics in China (the “DEG Facility”), subject to substantially the same disbursement conditions as contained in the IFC Facility. The DEG Loans would fund a portion of the Company’s planned $105 million total financing for the expansion program. There can be no assurance that the preconditions to disbursements under the DEG Facility will be satisfied or that, in any event, disbursements under the DEG Facility will be achieved. As of December 31, 2009, the DEG Facility was not available.
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
     The Company’s guarantee of the DEG Facility contains customary financial covenants, including maintenance of a maximum ratio of liabilities to tangible net worth and a minimum debt service coverage ratio, and covenants that, among other things, place limits on the Company’s ability to incur debt, create liens, make investments and acquisitions, sell assets, pay dividends, prepay subordinated debt, merge with other entities, engage in transactions with affiliates, and make capital expenditures. The DEG Facility contains customary events of default. As of December 31, 2009, the Company was in compliance with the loan covenants as amended.
     In connection with the issuance of the IFC and DEG Facilities, the Company incurred issuance costs of $1,019,000, which primarily consisted of legal and other professional fees. These issuance costs have been capitalized and will be amortized over the life of the debt. As of December 31, 2009 the balance of the unamortized financing cost was $1,019,000 and is included in “Other Assets.”
Debt Payments Schedule and Restricted Cash
     The following table sets forth the Company’s debt obligations for the three months ending March 31, 2010 and for the fiscal years ending March 31, 2011 to March 31, 2014 and thereafter, as of December 31, 2009:

(In thousands)

	Total	2010	2011	2012	2013	2014	Thereafter
Long term loan	$9,502	$—	$950	$950	$1,900	$1,900	$3,802
Convertible notes	15,000	—	—	—	—	—	15,000
Line of credit	—	—	—	—	—	—	—
Vendor financing	1,663	1,663	—		—	—	—

Total	$26,165	$1,663	$950	$950	$1,900	$1,900	$18,802

     Restricted cash of $2,852,000 as of December 31, 2009, primarily represents collateral related to performance bonds issued in connection with the execution of certain contracts for the supply of medical equipment in our Medical Products division. Scheduled expiration of these bonds is from January 2010 through July 2012.
Note 7. TAXES
     We recorded a $2,722,000 provision for taxes in the three months ended December 31, 2009 and a $5,304,000 provision for taxes in the nine months ended December 31, 2009 as compared to a provision for taxes of $658,000 for the three months ended December 31, 2008 and a provision for taxes of $2,073,000 for the nine months ended December 31, 2008. The effective tax rate was calculated in accordance with FASB Interpretation No.18, “Accounting for Income Taxes in Interim Periods—an interpretation of APB Opinion No. 28” (included in ASC 740-270). Our tax expense includes the effect of losses in entities for which we cannot recognize a benefit in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes” (included in ASC 740) and APB Opinion No. 28, “Interim Financial Reporting” (included in ASC 270-10 and ASC 740-270) and the effect of valuation allowances for deferred tax assets.
     We recognize interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2009 and March 31, 2009, we had no accrued interest related to uncertain tax positions.
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
     The following is a reconciliation of the numerators and denominators of the basic and diluted Earnings per Share (EPS) computations for net income and other related disclosures:

(thousands except share and per share data)

	Three months ended December 31,		Nine months ended December 31,
	2009	2008	2009	2008
Basic net income per share computation:
Numerator:
Net income	$3,898	$846	$7,689	$1,546
Denominator:
Weighted average shares outstanding- basic	14,592,992	14,455,237	14,533,601	14,395,239

Net income per common share — basic:	$.27	$.06	$.53	$.11

Diluted net income per share computation:
Numerator:
Net income	$3,898	$846	$7,689	$1,546

Denominator:
Weighted average shares outstanding- basic	14,592,992	14,455,237	14,533,601	14,395,239
Effect of dilutive securities:
Shares issuable upon exercise of dilutive outstanding stock options, conversion of convertible debentures, vesting of restricted stock and exercise of warrants:	1,618,615	1,381,284	1,593,579	1,694,466

Weighted average shares outstanding-diluted	16,211,607	15,836,521	16,127,180	16,089,705

Net income per common share — diluted:	$.24	$.05	$.48	$.10

     For the three months ended December 31, 2009 and 2008, there were 328,200 and 714,212 shares, respectively, which were not included in the calculation of diluted net income per share as the effect would have been antidilutive. For the nine month periods ended December 31, 2009 and 2008, respectively, there were 662,894 and 322,499 shares which were not included in the calculation of diluted net income per share as the effect would have been antidilutive.
Note 9. STOCKHOLDERS’ EQUITY AND WARRANTS
Stock-Based Compensation:
     Compensation costs related to equity compensation, including stock options and restricted stock, for the three months ended December 31, 2009 were $888,000 and for the three months ended December 31, 2008 were $810,000. Compensation costs related to equity compensation, including stock options and restricted stock, for the nine months ended December 31, 2009 were $2,429,000 and for the nine months ended December 31, 2008 were $2,033,000. No amounts relating to the share-based payments have been capitalized in either the recent or prior periods
     The Company generally grants stock options that vest over a three or four year period to senior, long-term employees. Option awards are granted with an exercise price equal to the market price of the Company’s stock on the date of grant. Stock options have up to 10-year contractual terms.
     The Company calculates grant-date fair values using the Black-Scholes option pricing model. To calculate fair market value, this model utilizes certain information, such as the interest rate on a risk-free security maturing generally at the same time as the expected life of the option being valued and the exercise price of the option being valued. It also requires certain assumptions, such as the expected amount of time the option will be outstanding until it is exercised or it expires and the expected volatility of the Company’s common stock over the expected life of the option. The weighted average fair value of the options issued during the nine months ended December 31, 2009 was $8.89 and for the nine month ended December 31, 2008 was $9.34.
     The weighted average assumptions used to determine the value of the options at the grant date for options granted during the nine months ended December 31, 2009 were:

December 31, 2009
Volatility	75.12% - 76.80%
Dividend yield	0.00%
Risk-free interest rate	2.67%
Expected average life	6.0 years
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
     Based on historical experience, the Company assumed a forfeiture rate of 6.00% as of December 31, 2009 and 2008 on both its stock options and restricted stock. The Company will record additional expense if the actual forfeitures are lower than estimated and will record a recovery of prior expense if the actual forfeitures are higher than estimated.
     The following table summarizes the stock option activity during the nine months ended December 31, 2009:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic Value(in
	Shares	Price	Term (Years)	thousands)*
Options outstanding at March 31, 2009	1,789,184	$8.10
Granted	226,150	13.20
Exercised	(169,829)	4.65
Canceled	(127,801)	14.53

Options outstanding at December 31, 2009	1,717,704	$8.63	6.13	$10,045

Options exercisable at December 31, 2009	1,059,583	$5.79	4.48	$9,032

*	The aggregate intrinsic value on this table was calculated based on the positive difference between the closing market price of the Company’s common stock on December 31, 2009 ($14.13) and the exercise price of the underlying options.
     During the nine months ended December 31, 2009 and 2008, the total intrinsic value of stock options exercised was $1,650,000 and $266,000 respectively. The actual cash received upon exercise of stock options was $400,000 and $345,000 respectively. The unamortized fair value of the stock options as of December 31, 2009 was $4,762,000, the majority of which is expected to be expensed over the weighted-average period of 2.41 years.
     The total fair value of options vested during the nine months ended December 31, 2009 and 2008 was $1,933,000 and $779,000, respectively.
     The following table summarizes activity relating to restricted stock for the nine months ended December 31, 2009:

		Aggregate Intrinsic
	Number of shares	Value of Restricted
	underlying restricted	Stock (in
	stock	thousands) *
Outstanding as of March 31, 2009	135,290
Granted	118,000
Vested	(73,225)
Forfeited	(1,667)

Outstanding at December 31, 2009	178,398	$2,521

Expected to vest	167,693	$2,370

*	The aggregate intrinsic value on this table was calculated based on the closing market price of the Company’s common stock on December 31, 2009 ($14.13).
     The weighted average remaining contractual term of the restricted stock, calculated based on the service-based term of each grant, is approximately two years. As of December 31, 2009 and 2008, the unamortized fair value of the restricted stock was $1,858,000 and $1,424,000, respectively. This unamortized fair value will be expensed over the weighted-average period of 2.33 years.. Restricted stock is valued at the stock price on the date of grant.
Security Issuances — Warrants:
     The Company issued warrants in 2004 and 2005 in connection with the sale of common stock. No additional warrants were issued in subsequent years. During the nine months ended December 31, 2009 and 2008, there were 29,890 and 157,498 warrants exercised, respectively, leaving an outstanding balance of 101,535 as of December 31, 2009. The warrants exercised in the nine month period ended December 31, 2009 were exercised on a cashless basis, and 14,457 common shares were issued. During the nine months ended December 31, 2009 and 2008, the exercised warrants had an average exercise price of $6.07. As of December 31, 2009 all the outstanding warrants had an exercise price of $6.07 and will expire in March 2010.
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
     The fair value of the warrants as of April 1, 2009, estimated to be $141,000, was recognized as a cumulative effect of a change in accounting principle and charged against retained earnings, based on the Black-Scholes formula using the following assumptions: exercise price of $6.07, the Company’s stock price as of April 1, 2009 of $4.97, volatility of 76.8%, and discount rate of 1.67%. During the nine months ended December 31, 2009, the estimated fair value of the warrants increased to $823,000, primarily due to an increase in the Company’s stock price, and the change in fair value of $883,000 was recorded as an expense in Miscellaneous (expense) income. The assumptions used in the fair value calculation for the warrants as of December 31, 2009 were: exercise price of $6.07, Company stock price as of December 31, 2009 of $14.13, volatility of 75.12%, and discount rate of 2.69%.

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
Note 10. COMMITMENTS AND CONTINGENCIES
Leases
     The Company leases office space, warehouse space, and space for hospital and clinic operations under operating leases. Future minimum payments under these noncancelable operating leases consist of the following (in thousands):

Three months ending March 31,
2010	$1,270
Year ending March 31:
2011	4,348
2012	3,127
2013	2,393
2014	1,923
Thereafter	13,104

Net minimum rental commitments	$26,165

     The above leases require the Company to pay certain pass through operating expenses and rental increases based on inflation.
     Rental expense was approximately $1,198,000 and $1,088,000 for the three months ended December 31, 2009 and 2008, respectively. Rental expense was approximately $3,460,000 and $3,237,000 for the nine months ended December 31, 2009 and 2008, respectively.
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
     The following table presents the balances of investment securities measured at fair value on a recurring basis by level as of December 31, 2009 (in thousands):

		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Assets
U.S. Government Sponsored Enterprises	$3,261	$—	$3,261	$—
Corporate Bonds	628	—	628	—

Total	$3,889	$—	$3,889	$—

Liabilities
Warrants	$823	$—	$—	$823

     The valuations of the investment securities are obtained from a financial institution that trades in similar securities.
     The fair value of the warrants as of December 31, 2009, was estimated to be $823,000 (see Note 9).
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

     The fair value of the Company’s convertible debt was calculated based on an estimate of the present value of the debt payments combined with an estimate of the value of the conversion option, using the Black-Scholes option pricing model. For the Company’s other long-term debt, the fair value was calculated based on an estimate of the present value of the debt payments. As of December 31, 2009, the carrying value of the Company’s convertible debt, net of debt discount, and the long-term debt outstanding for the IFC 2005 RMB loan was $22.5 million, and the estimated fair value was $26.6 million. The carrying amounts of the remaining debt instruments approximate fair value, as the instruments are subject to variable rates of interest or have short maturities.
     The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities during the three and nine months ended December 31, 2009:

Warrants
Balance, October 1, 2009	685
Transfers to (from) Level 3	—
Total (gains) losses realized or unrealized included in earnings	138
Total (gains) losses realized or unrealized included in other comprehensive income	—
Purchases, sales, issuances, and settlements, net	—

Balance, December 31, 2009	$823

Warrants
Balance, April 1, 2009	—
Cumulative effect adjustment	141
Transfers to (from) Level 3	—
Total (gains) losses realized or unrealized included in earnings	883
Total (gains) losses realized or unrealized included in other comprehensive income	—
Purchases, sales, issuances, and settlements, net	(201)

Balance, December 31, 2009	$823

     Total gains or losses included in earnings attributable to the change in unrealized gains or losses on the liability for warrants still held as of December 31, 2009 were as follows:

	3 Months	9 Months
	Ended	Ended
	12/31/09	12/31/09
Realized (gains) losses included in earnings on warrants exercised	—	168
Unrealized (gains) losses included in earnings on warrants still held as a liability	138	715

Total (gains) losses realized or unrealized included in earnings	$138	$883

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

	Healthcare Services		Medical Products	Total

For the three months ended December 31, 2009:
Sales and service revenue	$21,563		$24,921	$46,484
Gross Profit	n/a	*	7,269	n/a
Gross Profit %	n/a	*	29%	n/a
Income from operations before foreign exchange	$5,637		$1,265	$6,902
Foreign exchange loss				(309)

Income from operations				$6,593
Other income, net				27

Income before income taxes				$6,620

Assets as of December 31, 2009	$106,242		$63,037	$169,279

	Healthcare Services		Medical Products	Total

For the three months ended December 31, 2008:
Sales and service revenue	$20,530		$21,070	$41,600
Gross Profit	n/a	*	5,577	n/a
Gross Profit %	n/a	*	26%	n/a
Income (loss) from operations before foreign exchange	$2,142		$(630)	$1,512
Foreign exchange gain				385

Income from operations				$1,897
Other (expense), net				(393)

Income before income taxes				$1,504

Assets as of March 31, 2009	$94,675		$67,962	$162,637

	Healthcare Services		Medical Products	Total

For the nine months ended December 31, 2009:
Sales and service revenue	$64,610		$65,324	$129,934
Gross Profit	n/a	*	17,818	n/a
Gross Profit %	n/a	*	27%	n/a
Income from operations before foreign exchange	$12,043		$25	$12,068
Foreign exchange gain				1,210

Income from operations				$13,278
Other (expense), net				(285)

Income before income taxes				$12,993

Assets as of December 31, 2009	$106,242		$63,037	$169,279

	Healthcare Services		Medical Products	Total

For the nine months ended December 31, 2008:
Sales and service revenue	$59,171		$52,607	$111,778
Gross Profit	n/a	*	14,031	n/a
Gross Profit %	n/a	*	27%	n/a
Income (loss) from operations before foreign exchange	$5,970		$(2,185)	$3,785
Foreign exchange gain				513

Income from operations				$4,298
Other (expense), net				(679)

Income before income taxes				$3,619

Assets as of March 31, 2009	$94,675		$67,962	$162,637

*	Gross profit margins are not routinely calculated in the healthcare services industry.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
RESULTS OF OPERATIONS
Quarter ended December 31, 2009 compared to quarter ended December 31, 2008
Overview of Consolidated Results
     Our consolidated revenue for the three months ended December 31, 2009 was $46,484,000, up 12% from the three months ended December 31, 2008 revenue of $41,600,000. We recorded income from operations of $6,593,000 for the recent quarter, as compared to income from operations of $1,897,000 for the same quarter last year. We recorded net income of $3,898,000 for the recent quarter, as compared to net income of $846,000 for the same quarter last year.
     During 2009, the Chinese government revised its Business Tax regulations to clarify that for-profit healthcare services entities are exempt from the previously-assessed five percent business tax on revenues, retroactive to January 1, 2009, with continuing exemption for future periods. During the three-month period ended December 31, 2009, we reached agreements with authorities in various tax jurisdictions in China on the amounts of Business Tax that were due to us, and our Healthcare Services division recorded $3,324,000 as a reduction in Healthcare Services operating expenses. Total cash refunds of $3,114,000 were received through December 31, 2009.
Healthcare Services Division
     The Healthcare Services division operates United Family Healthcare (UFH), our network of private healthcare facilities in China. During the three months ended December 31, 2009 and the same quarter last year, the division consisted of a network of United Family Hospitals and Clinics in Beijing and Shanghai. In Beijing, the UFH network included Beijing United Family Hospital and Clinics, and two affiliated free-standing, primary care clinics. In Shanghai, the UFH network included Shanghai United Family Hospital and Clinics and one affiliated, free-standing, primary care clinic. In October of 2008 we commenced UFH operations in the southern China market of Guangzhou with the opening of a free-standing primary care clinic. Our facilities are managed through a corporate level shared administrative network allowing cost and clinical efficiencies.

     The division has begun expansion of United Family Healthcare in China. We have raised additional capital and established credit facilities in the aggregate amount of up to approximately $105 million, subject to availability, to be used principally in connection with this expansion. Over the next twelve months, we have planned capital expenditures of approximately $37 million for construction, equipment and information systems related to projects in our operating markets of Beijing, Shanghai and Guangzhou (see “Liquidity and Capital Resources”). In Beijing we are currently executing a major expansion of our existing hospital campus which will double our size and available beds and add a major new clinic facility which we believe will open within the next year. In Guangzhou we opened a new clinic in 2008 and are currently executing the development plan to open a hospital facility serving the Guangzhou market. In Shanghai, we are evaluating expansion opportunities in the Pudong district. In addition, in Tianjin, a city located near Beijing, we have recently initiated a development project for a future hospital facility. During the period ended December 31, 2009, the development and start up expenses, including post-opening expenses, for these projects were $269,000.
     For the three months ended December 31, 2009, revenue from the division was $21,563,000, an increase of 5% over the three months ended December 31, 2008 revenue of $20,530,000. (For information on how the timing of our revenues may be affected by seasonality and other fluctuations, see “Timing of Revenues”). The increased revenue is attributable to growth in patient services provided in the Beijing, Shanghai and Guangzhou markets. In Beijing, growth during the period was less than anticipated due to greater than expected disruptions to the growth rate of existing services due to on-site construction related to the expansion of the facilities. We expect the negative impact of the expansion work to continue through the opening of the new facilities, currently planned for late in the year of 2010.
     Expenses for the Healthcare Services division, including costs allocated from the parent company, decreased 13% to $15,926,000 from $18,388,000 over the periods. Expenses for the division, excluding costs allocated from the parent company, decreased by $2,765,000, due to increases in the cost of patient services ($269,000) and salary expense ($719,000), offset by a refund of business taxes ($3,324,000) as discussed above. Salary expense represented 49% of division revenue in the recent period and 48% of revenue in the prior period. Cost allocated from the parent company to the division increased $303,000.
     The Healthcare Services division had income from operations before foreign exchange gains of $5,637,000 for the three months ended December 31, 2009, compared with income from operations before foreign exchange gains of $2,142,000 in the prior period. The impact of exchange rate fluctuations between the periods had a positive impact on income from operations of approximately $5,000.
Medical Products Division
     The Medical Products division markets, distributes and sells select medical capital equipment, instrumentation and other medical products for use in hospitals in China and Hong Kong on the basis of both exclusive and non-exclusive agreements with the manufacturers of these products. Operating results for the division are subject to fluctuations due to a variety of market factors, including new product introductions, regulatory approvals, funding availability to our customers, and other factors as outlined in “Timing of Revenues.” In general, the current period results were negatively impacted by a slowdown in the growth rate for imported medical devices in 2009 due to our customer uncertainties about the timing of Chinese government spending under the previously announced health care reform and stimulus packages. According to Chinese government statistics, in 2008 the growth rate for imported medical devices grew at an annual rate of approximately 30%, while in 2009 the annualized growth rate had decreased to approximately 8%. Additionally, while an approval was received for sales to certain Peoples Liberation Army customers during the period as discussed below, the Chinese government review of import approvals for “Class A” capital medical equipment related to sales of our robotic surgical system to public hospital customers in China continued. We believe both of these factors will be temporary, the general market conditions for healthcare devices in China to be good, and the demand for our products is increasing. Following the expiration of our most recent distributor agreement with J&J Medical China, we were unable to come to agreement on terms of renewal of the agreement and, during the period, agreed to transition out of our business relationship related to the distribution of the J&J Ortho Clinical Diagnostics clinical chemistry products. Accordingly, we are currently in discussions with J&J regarding the phase out of our role as distributor of these products. We do not anticipate this phase out will result in an adverse financial impact on the Company. The product inventories and related equipment will be sold at greater than book value. We expect to continue our business relationship with J&J in areas of government backed financing projects and potentially other product areas as well. In addition, we plan to continue business in clinical chemistry product areas in the future with the recently announced Biotest product line and other products under development.
     In the three months ended December 31, 2009, the division had revenue of $24,921,000, a 18% increase from revenue of $21,070,000 for the three months ended December 31, 2008. Revenue growth during the period was largely attributable to increases in sales of women’s health imaging products and delivery of two robotic surgical systems. Due to the general slowdown in growth rates for imported medical devices mentioned above, and the impact of the introduction of a new generation of technology in diagnostic ultrasound which replaced the previous market leading product, sales of other products during the quarter were lower than the prior year. We also continued deliveries under our current KfW Development Bank contracts for which we recorded revenues in the period of approximately $3,184,000. In the prior year period, we recognized $4,182,000 under U.S. Exim bank contracts.
     Gross profit for the Medical Products division increased to $7,269,000 from $5,577,000 over the periods. As a percentage of revenue, gross profit from the Medical Products division increased to 29% during the recent period from 26% during the same period last year. The gross profit margins in both periods were in line with historical averages.
     Expenses for the Medical Products division, including costs allocated from the parent company, decreased 3% to $6,004,000 from $6,207,000 over the periods. Expenses for the division, excluding costs allocated from the parent company, decreased by $30,000 including a decrease of selling expense ($272,000) and an increase of salary expense ($183,000). Cost allocated from the parent company to the division decreased $173,000.
     The division had a gain from operations before foreign exchange gains of $1,265,000 in the recent period, compared with loss from operations before foreign exchange gains of $630,000 in the prior period. In the current period, the impact of exchange rate fluctuations between the periods had a negative impact on income from operations of approximately $55,000.
Other Income and Expenses
     Interest expense during the recent quarter was $230,000 as compared to interest expense of $259,000 in the same quarter of the prior year due to decreases of short-term debt.
     Interest income during the recent quarter and prior period was $477,000 and $527,000, respectively.
     Miscellaneous expense during the recent quarter was $220,000 and prior period was $661,000. During the three months ended December 31, 2008, we recorded total miscellaneous expense of $653,000 in connection with our variable-return CDs, consisting of an expense for $1,080,000 in penalties in connection with the early redemption of the CDs, an expense of $127,000 to write off the remaining balance of the derivatives related to the CDs recorded in Other Current Assets, less a benefit in the income statement for the reversal of $554,000 of unrecognized CD investment discounts previously recorded.
Taxes
     We recorded a provision of $2,722,000 for taxes in the three months ended December 31, 2009, as compared to a provision for taxes of $658,000 for the three months ended December 31, 2008. The effective tax rate in the current period was 41.1%. In the three months ended December 31, 2008, the effective tax rate was 43.7%. Compared to the prior year, the effective tax rate in 2009 was lower primarily due to a decrease in the effect of losses in entities for which we could not recognize benefit, partially offset by a valuation allowance adjustment in 2009 for deferred tax assets.

Nine months ended December 31, 2009 compared to nine months ended December 31, 2008
Overview of Consolidated Results
     Our consolidated revenue for the nine months ended December 31, 2009 was $129,934,000, up 16% from the nine months ended December 31, 2008 revenue of $111,778,000. We recorded income from operations of $13,278,000 for the recent period, as compared to income from operations of $4,298,000 for the same quarter last year. We recorded net income of $7,689,000 for the recent period, as compared to net income of $1,546,000 for the same period last year.
     During 2009, the Chinese government revised its Business Tax regulations to clarify that for-profit healthcare services entities are exempt from the previously-assessed five percent business tax on revenues, retroactive to January 1, 2009, with continuing exemption for future periods. During the nine-month period ended December 31, 2009, we reached agreements with authorities in various tax jurisdictions in China on the amounts of Business Tax that were due to us, and our Healthcare Services division recorded $3,324,000 as a reduction in Healthcare Services operating expenses. Total cash refunds of $3,114,000 were received through December 31, 2009.
Healthcare Services Division
     The Healthcare Services division operates United Family Healthcare (UFH), our network of private healthcare facilities in China. During the nine months ended December 31, 2009 and the same period last year, the division consisted of a network of United Family Hospitals and Clinics in Beijing and Shanghai. In Beijing, the UFH network included Beijing United Family Hospital and Clinics, and two affiliated free-standing, primary care clinics. In Shanghai, the UFH network included Shanghai United Family Hospital and Clinics and one affiliated, free-standing, primary care clinic. In October of 2008 we commenced UFH operations in the southern China market of Guangzhou with the opening of a free-standing primary care clinic. Our facilities are managed through a corporate level shared administrative network allowing cost and clinical efficiencies.
     The division has begun expansion of United Family Healthcare in China. We have raised additional capital and established credit facilities in the aggregate amount of up to approximately $105 million, subject to availability, to be used principally in connection with this expansion. Over the next twelve months, we have planned capital expenditures of approximately $37 million for construction, equipment and information systems related to projects in our operating markets of Beijing, Shanghai and Guangzhou (see “Liquidity and Capital Resources”). In Beijing we are currently executing a major expansion of our existing hospital campus which will double our size and available beds and add a major new clinic facility which we believe will open within the next year. In Guangzhou we opened a new clinic in 2008 and are currently executing the development plan to open a hospital facility serving the Guangzhou market. In Shanghai, we are evaluating expansion opportunities in the Pudong district. In addition, in Tianjin, a city located near Beijing, we have recently initiated a development project for a future hospital facility. During the period ended December 31, 2009, the development and start up expenses, including post-opening expenses, for these projects were $911,000.
     For the nine months ended December 31, 2009, revenue from the division was $64,610,000, an increase of 9% over the nine months ended December 31, 2008 revenue of $59,171,000.(For information on how the timing of our revenues may be affected by seasonality and other fluctuations, see “Timing of Revenues”). The increased revenue is attributable to growth in patient services in the Beijing, Shanghai and Guangzhou markets. In Beijing, growth during the period was less than anticipated due to greater than expected disruptions to the growth rate of existing services due to on-site construction related to the expansion of the facilities. We expect the negative impact of the expansion work to continue through the opening of the new facilities, currently planned for late in the year of 2010.
     Expenses for the Healthcare Services division, including costs allocated from the parent company, decreased 1%, to $52,567,000 from $53,201,000 over the periods. Expenses for the division, excluding costs allocated from the parent company, decreased by $1,109,000 primarily including increases in the cost of patient services ($1,017,000), and salary expense ($2,123,000), offset by a refund of business tax credits ($3,324,000) as discussed above, a decrease of professional fees ($388,000) and bad debt ($361,000). Salary expense represented 47% of division revenue in the recent period and 48% of revenue in the prior period. Cost allocated from the parent company to the division increased $475,000.

     The Healthcare Services division had income from operations before foreign exchange gains of $12,043,000 for the nine months ended December 31, 2009, compared with income from operations before foreign exchange gains of $5,970,000 in the prior period. The impact of exchange rate fluctuations between the periods had a positive impact on income from operations of approximately $102,000.
Medical Products Division
     The Medical Products division markets, distributes and sells select medical capital equipment, instrumentation and other medical products for use in hospitals in China and Hong Kong on the basis of both exclusive and non-exclusive agreements with the manufacturers of these products. Operating results for the division are subject to fluctuations due to a variety of market factors, including new product introductions, regulatory approvals, funding availability to our customers, and other factors as outlined in “Timing of Revenues.” In general, in the recent period, our results were negatively impacted by a slowdown in the growth rate for imported medical devices in 2009 due to our customer uncertainties about the timing of Chinese government spending under the previously announced health care reform and stimulus packages. According to Chinese Customs statistics, in 2008 the growth rate for imported medical devices grew at an annual rate of approximately 30%, while in 2009 the annualized growth rate had decreased to approximately 8%. Additionally, while an approval was received for sales to certain Peoples Liberation Army customers during the period as discussed below, the Chinese government review of import approvals for “Class A” capital medical equipment related to sales of our robotic surgical system to public hospital customers in China continued. We believe both of these factors will be temporary, the general market conditions for healthcare devices in China to be good, and the demand for our products is increasing.
     In the nine months ended December 31, 2009, this division had revenue of $65,324,000, a 24% increase from revenue of $52,607,000 for the nine months ended December 31, 2008. Revenue growth during the period was attributable to increases in sales of all product categories including delivery of three robotic surgical systems and continued deliveries under contracts utilizing government-backed financing. In the current period, we recognized $7,511,000 under KfW Development Bank contracts. In the prior year period, we recognized $6,177,000 under U.S. Exim bank contracts.
     Gross profit for the Medical Products division increased to $17,818,000 from $14,031,000 over the periods. As a percentage of revenue, gross profit from the Medical Products division was 27%, unchanged compared to the same period last year. The gross profit margins in both periods were in line with historical averages.
     Expenses for the Medical Products division, including costs allocated from the parent company, increased 10% to $17,793,000 from $16,216,000 over the periods. Expenses for the division, excluding costs allocated from the parent company, increased by $1,015,000 including increases in salary expense ($1,209,000), offset by decreases in selling expenses ($370,000). Cost allocated from the parent company to the division increased $562,000, primarily stock-based compensation. The division had income from operations before foreign exchange gains of $25,000 in the recent period, compared with loss from operations before foreign exchange gains of $2,185,000 in the prior period. In the current period, the impact of exchange rate fluctuations between the periods had a positive impact on income from operations of approximately $90,000.
Other Income and Expenses
     Interest expense during the recent period was $784,000 as compared to interest expense of $738,000 in the same period of the prior year due to increases of short-term debt.
     Interest income during the recent period and prior period was $1,350,000 and $1,316,000, respectively.
     Miscellaneous expense during the recent period and was $851,000. The expense in the current period was substantially due to the change in fair value of the warrants of $883,000. Miscellaneous expense during the prior period was $1,257,000, consisting of an expense for $1,080,000 in penalties in connection with the early redemption of the CDs and an expense of $721,000 to write off the derivatives related to the CDs recorded in Other Current Assets, less a benefit for the reversal of $554,000 of unrecognized CD investment discounts previously recorded.
Taxes
     We recorded a provision of $5,304,000 for taxes in the nine months ended December 31, 2009, as compared to a provision for taxes of $2,073,000 for the nine months ended December 31, 2008. The effective tax rate in the current period was 40.8%. The effective tax rate in the prior year was 57.3%. Compared to the prior year, the effective tax rate primarily decreased due to a reduction in the negative impact of losses in entities for which we cannot recognize benefit.
LIQUIDITY AND CAPITAL RESOURCES
     The following table sets forth our cash, investments, and accounts receivable as of December 31, 2009 and March 31, 2009 (in thousands):

	December 31, 2009	March 31, 2009

Cash and cash equivalents	$23,760	$20,293
Restricted cash	450	1,854
Investments	57,672	51,502
Accounts receivable	40,307	46,831
     The following table sets forth a summary of our cash flows from operating activities for the nine months ended December 31, 2009 and 2008 (in thousands):

	Nine months ended
	December 31, 2009	December 31, 2008

OPERATING ACTIVITIES
Net income	$7,689	$1,546
Non cash items	7,193	6,392
Changes in operating assets and liabilities:
Restricted cash	689	(1,745)
Accounts receivable	6,412	(5,533)
Accounts payable, accrued expenses, other current liabilities and deferred revenue	(3,795)	835
Other	(2,223)	(1,214)

Net cash provided by operating activities	$15,965	$281

     The following table sets forth a summary of our cash flows from investing activities for the nine months ended December 31, 2009 and 2008 (in thousands):

	Nine months ended
	December 31, 2009	December 31, 2008

INVESTING ACTIVITIES
Purchases of short-term investments and CDs	$(6,493)	$(92,975)
Purchases of property and equipment	(3,843)	(4,328)
Proceeds from redemption of CD	—	38,920

Net cash used in investing activities	$(10,336)	$(58,383)

     The following table sets forth a summary of our cash flows from financing activities for the nine months ended December 31, 2009 and 2008 (in thousands):

	Nine months ended
	December 31, 2009	December 31, 2008

FINANCING ACTIVITIES
Proceeds from debt	$83	$—
Repayment of debt, vendor financing and capitalized leases	(1,481)	(28)
Repurchase of restricted stock for income tax withholding	(108)	—
Proceeds from issuance of common stock, exercise of stock options and warrants	400	345

Net cash (used in) provided by financing activities	$(1,106)	$317

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
     On December 10, 2007, we entered into a securities purchase agreement with the International Finance Corporation (a division of the World Bank) (IFC), pursuant to which we sold to IFC 538,793 shares of common stock for an aggregate purchase price of $10 million or the subscription price of $18.56 per share. The closing of the sale of common stock pursuant to the IFC securities purchase agreement occurred on January 11, 2008 at which time we received $10 million in cash. In addition, we have a loan agreement with IFC (the “IFC Facility”) that provides for loans in the aggregate amount of $25 million directly to our future healthcare joint ventures in China (the “IFC Loans”), subject to the satisfaction of certain disbursement conditions, including the establishment of joint venture entities (the “Joint Ventures”) qualified to undertake the construction, equipping and operation of the proposed healthcare facilities, minimum Company ownership and control over the Joint Ventures, the availability to IFC of certain information regarding the Joint Ventures and other preconditions. There can be no assurances that the preconditions to disbursements under the IFC Facility will be satisfied or that, in any event, disbursements under the IFC Facility will be achieved. As of the date of this report, we have experienced delays in the development timeline and certain changes in project scope for the proposed healthcare facilities due to the fluctuations and uncertainties in the real estate markets in China resulting from the global economic downturn, and as a result the formal Joint Ventures have yet to be finally approved. We have entered into an amendment to the IFC Loans extending the initial draw down date July 1, 2010. Nonetheless, draws under the IFC Facility remain subject to the lender agreement as to project scope, collateral and other provisions. As initially negotiated, the term of the IFC Loans would be 9.25 years and would bear interest equal to a fixed base rate determined at the time of each disbursement of LIBOR plus 2.75% per annum. The interest rate may be reduced to LIBOR plus 2.0% upon the satisfaction of certain conditions. The loans would include certain other covenants that require the borrowers to achieve and maintain specified liquidity and coverage ratios in order to conduct certain business transactions such as pay intercompany management fees or incur additional indebtedness. Mutual agreement or amendment of these terms will be required in addition to the formation and approval of the Joint Ventures and finalization of conditions precedent, as to which there can be no assurances. The obligation of each borrowing joint venture under the IFC Loans would be guaranteed by the Company. In terms of security, IFC would have, among other things, a pledge of the Company’s equity interest in the borrowing joint ventures and a lien over the equipment owned by the borrowing joint ventures, as well as a lien over their bank accounts. As of December 31, 2009, the IFC Facility was not available.
     We have a loan agreement with DEG-Deutsche Investitions und Entwicklungsgesellschaft (DEG) of Cologne, Germany (a member of the KfW banking group) (the “DEG Facility”) providing for loans in the aggregate amount of $20 million for our future healthcare joint ventures in China (the “DEG Loans”), subject to substantially the same disbursement conditions as contained in the IFC Facility. There can be no assurance that the preconditions to disbursements under the DEG Facility will be satisfied or that, in any event, disbursements under the DEG Facility will be achieved. As of the date of this report, we have experienced delays in the development timeline and certain changes in project scope for the proposed healthcare facilities due to the fluctuations and uncertainties in the real estate markets in China resulting from the global economic downturn, and as a result the formal Joint Ventures have yet to be finally approved. We have entered into an amendment to the DEG Loans extending the initial draw down date by one year from July 1, 2009 to July 1, 2010. Nonetheless, draws under the DEG Facility remain subject to the lender agreement as to project scope, collateral and other provisions. As initially negotiated, the DEG Loans are substantially identical to the IFC Loans, having a 9.25-year term and an initial interest rate set at LIBOR plus 2.75%. mutual agreement on or amendment of these terms will be required in addition to the formation and approval of the Joint Ventures and finalization of conditions precedent, as to which there can be no assurances. The DEG Loans would also be made directly to one or both of the future healthcare joint ventures in China, neither of which has been formed yet. The obligations under the DEG Loans would also be guaranteed by the Company and would be senior and secured, ranking pari passu in seniority with the IFC Loans and sharing pro rata with the IFC Loans in the security interest granted over the Company’s equity interests in the future healthcare joint ventures, the security interests granted over the assets of the borrowing joint ventures and any proceeds from the enforcement of such security interests. As of December 31, 2009, the DEG Facility was not available.
     In October 2005, BJU and SHU obtained long-term debt financing under a program with the IFC. As of December 31, 2009, the outstanding balance of this debt was 64,880,000 Chinese Renminbi (current translated value of $950, 000 is classified as short-term and $8,552,000 as long-term,). The term of the loan is 10 years at an initial interest rate of 6.73% with the borrowers required to begin making payments into a sinking fund beginning in the fourth year, with the option to extend the beginning of these payments to the fifth year if certain loan covenants have been met. The loan covenants related to the sinking fund provision are based on the Company’s March 31, 2009 financial statements. The Company has determined that it has met the conditions to extend the beginning of the sinking fund payments to the fifth year. Accordingly, sinking fund payments will begin in October 2010. The interest rate will be reduced to 4.23% for any amount of the outstanding loan on deposit in the sinking fund. The loan program also includes certain other covenants which require the borrowers to achieve and maintain specified liquidity and coverage ratios in order to conduct certain business transactions such as pay intercompany management fees or incur additional indebtedness. As of December 31, 2009, the Company was in compliance with the loan covenants as amended. Chindex International, Inc. guaranteed repayment of this loan. In terms of security, IFC has, among other things, a lien over the equipment owned by the borrowers and over their bank accounts. In addition, IFC has a lien over Chindex bank accounts not already pledged, but not over other Chindex assets.
     As of December 31, 2009, there were letters of credit outstanding in the amount of $474,000 and we had no borrowings under our $1,750,000 credit facility with M&T Bank. The borrowings under that credit facility bear interest at 1.00% over the three-month London Interbank Offered Rate (LIBOR). At December 31, 2009 the interest rate on this facility was 1.25%. Balances outstanding under the facility are payable on demand, fully secured and collateralized by government securities acceptable to the Bank having an aggregate fair market value of not less than $1,945,000. At March 31, 2009, there were no letters of credit outstanding and no outstanding balance under this facility.
     Restricted cash of $2,852,000 as of December 31, 2009, primarily represents collateral related to performance bonds issued in connection with the execution of certain contracts for the supply of medical equipment in our Medical Products division. Scheduled expiration of these bonds is from January 2010 through July 2012.
     We have an agreement with a major vendor whereby the vendor has agreed to provide up to $4,000,000 of long-term (one and one-half years on those transactions that have occurred to date) payment terms on our purchase of certain medical equipment from the vendor under government backed financing program contracts. The arrangement carries an interest component of five percent per annum. As of December 31, 2009, the Company had $1,663,000 outstanding on short-term debt under this agreement.
     Over the past a year and a half, there have been continuing and significant disruptions in the world financial and credit markets including those in China. As of the date of this report, we have not experienced significant negative impacts to operating activities as a result of these events. We have taken steps to ensure the security of our cash and investment holdings through deposits with highly liquid, global banking institutions and government backed insurance programs in the United States and elsewhere. Our daily operations in the Healthcare Services division generate operating cash flows and have not been dependent upon credit availability. Our patient base in our current facilities are by and large considered to be in the wealthiest segment of society, for whom healthcare spending represents a very small percentage of their income and therefore is expected to be less impacted by the economic slowdown and to the extent their assets are affected, this will likely not impact their decision making on healthcare purchases. The UFH development projects to establish and build hospitals in China are expected to be funded with existing cash and credit facilities as described above, provided that there can be no assurances that such facilities will be available or sufficient, that the preconditions to disbursements under the facilities will be satisfied or that, in any event, disbursements under the IFC/DEG Facilities will be achieved. Our Medical Products division is somewhat dependent upon credit availability for the opening of bid and performance bonds and the extension of credit terms to our Chinese customers through our government backed financing packages. Over the last three quarters, we have experienced significant temporary uses of cash in the execution of government backed loan contracts. We do not believe this use of cash was related to the economic disruptions and was not indicative of any trends as described above. However, the budgeting and procurement cycle for large capital purchases by our customers could be impacted by the economic slowdown or the Chinese government reform and stimulus programs related to the health care industry in China. In general, the recent periods’ results were negatively impacted by a slowdown in the growth rate for imported medical devices in 2009.
     Over the next twelve months we anticipate total capital expenditures of approximately $37 million related to the maintenance and expansion of our business operations.
     In our three operating markets of Beijing, Shanghai and Guangzhou, our Healthcare Services division plans capital expenditures of approximately $8 million for maintenance, development of existing facilities and implementation of a new healthcare information system platform. In addition, the expansion projects in the Beijing market are planned for capital expenditures of approximately $28.0 million for construction and equipment. These expansions will be funded through corporate capital reserves, cash flow from operations and limited short-term vendor financing arrangements.
     Our Medical Products division intends to finance approximately $120,000 in capital expenditures for market expansion programs, including investment in equipment seeding programs from cash flows from operations and corporate capital reserves.
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
FOREIGN CURRENCY EXCHANGE AND IMPACT OF INFLATION
     During the nine month period, we generated over 62% of our revenue and over 65% of our cost and expenses in Chinese currency and approximately 6% of our revenue and 6% of our cost and expenses in Euros, therefore, we have foreign currency exchange risk. The Chinese currency (RMB) is not freely traded and is closely controlled by the Chinese Government. The U.S. dollar and Euro have experienced volatility in world markets recently.
     During the nine months ended December 31, 2009, the RMB was virtually unchanged against the USD. During the nine months ended December 31, 2009, the Euro appreciated approximately 2.7% against the USD.
     During the three month period, we had an exchange loss of $309,000, and during the nine month period ended December 31, 2009, we had an exchange gain of $1,210,000, primarily resulting from Euro:USD transactions which are included in general and administrative expenses in our consolidated condensed statements of operations.
     As part of our risk management program, we also perform sensitivity analyses to assess potential changes in revenue, operating results, cash flows and financial position relating to hypothetical movements in currency exchange rates. Our sensitivity analysis of changes in the fair value of the RMB to the USD at December 31, 2009, indicated that if the USD uniformly increased in value by 10 percent relative to the RMB, then we would have experienced a 10% decrease in net income. Conversely, a 10 percent increase in the value of the RMB relative to the USD at December 31, 2009, would have resulted in a 12% increase in net income.

     During the three months ended December 31, 2009, the Consumer Price Index (CPI) in both China and the United States experienced a period of inflation which was 0.7% in China and 1.5% in the United States. During the nine months ended December 31, 2009, the Consumer Price Index (CPI) in both China and the United States experienced a period of deflation which was 0.7% in China and 0.4% in the United States.
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
Changes in Internal Control over Financial Reporting
     Our management, including our principal executive and principal financial officers have evaluated any changes in our internal control over financial reporting that occurred during the three months ended December 31, 2009, and has concluded that there was no change that occurred during the three months ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
     None.

ITEM 4.	SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS
     None.

ITEM 5.	OTHER INFORMATION
     None.

ITEM 6.	EXHIBITS
The exhibits listed below are filed as a part of this quarterly report:

10.35	Executive Management Incentive Program (EMIP) For the Fiscal Year Ending March 31, 2010

31.1	Certification of the Company’s Chief Executive Officer Pursuant to Rule 13a-14(a)

31.2	Certification of the Company’s Chief Financial Officer Pursuant to Rule 13a-14(a)

31.3	Certification of the Company’s Principal Accounting Officer Pursuant to Rule 13a-14(a)

32.1	Certification of the Company’s Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2	Certification of the Company’s Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

32.3	Certification of the Company’s Principal Accounting Officer Pursuant to 18 U.S.C. Section 1350

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHINDEX INTERNATIONAL, INC.
Dated: February 8, 2010	By:	/s/ Lawrence Pemble
Lawrence Pemble
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Dated: February 8, 2010	By:	/s/ Robert C. Low
Robert C. Low
Vice President of Finance, Chief Accounting Officer and Corporate Controller (Principal Accounting Officer)