Form 10-K
period 2010-03-31
CHINDEX INTERNATIONAL INC
filed 2010-06-14
CIK 922717

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended March 31, 2010
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
Common Stock, $.01 par value and associated Preferred Stock Purchase Rights
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.      Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.      Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).      Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in a definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.      ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes ☐      No ☑
The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of September 30, 2009 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $165,606,856.
The number of shares outstanding of each of the registrant’s class of common equity, as of June 10, 2010, was 13,765,857, shares of Common Stock and 1,162,500 shares of Class B Common Stock.
Documents Incorporated by Reference: Part III: Proxy Statement with respect to the registrant’s 2010 annual meeting of shareholders.

CHINDEX INTERNATIONAL, INC.

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
•	Healthcare Services division. This division operates the Company’s United Family Healthcare network of private hospitals and clinics. United Family Healthcare currently owns and operates hospitals and affiliated clinic facilities in the Beijing, Shanghai and Guangzhou markets. The division also operates a managed clinic in the city of Wuxi, south of Shanghai. We have undertaken a number of market expansion projects in our current markets. In Beijing, we expect to significantly increase service offerings and more than double our available beds through expansion currently underway at our existing hospital campus as well as from the opening of two additional affiliated clinics during the 2010 calendar year. In Tianjin, a city just to the southeast of Beijing, United Family Healthcare has begun the development of a maternity hospital facility of approximately 25 beds, which is also expected to open in 2010. In Shanghai, expansion projects are expected to include increased services at the current hospital campus and the geographic expansion into the Pudong district with an affiliated clinic established through a strategic joint venture management initiative during 2010. In Guangzhou, the Company intends to build a main 125-bed hospital facility expected to open in 2012. The Chinese Government’s healthcare reform program encourages private investment, such as Chindex’s United Family Healthcare, as the primary source for development of specialty and premium healthcare services within the Chinese healthcare system. For our fiscal year ended March 31, 2010, which we refer to as “fiscal 2010,” the Healthcare Services division accounted for 50.1% of the Company’s revenue. (See Note 16 to the consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.)

•	Medical Products division. This division markets, distributes and sells select medical capital equipment, instrumentation and other medical products for use in hospitals in China and Hong Kong on the basis of both exclusive and non-exclusive agreements with the manufacturers of these products. The division revenues are generated through a nation-wide direct sales force that also manages local sub-dealers regionally throughout the country. The division’s distribution business provides supply chain management and logistics services to both divisions of the Company. Divisional growth is expected through increasing sales of our existing product portfolio, the addition of new product lines and the continued offering of government-backed financing instruments to our customers in China. We believe the Chinese Government’s ongoing healthcare reform program announced in April 2009 continues to stimulate the market for medical devices from bottom to top and serves to deepen our market penetration in the medium term. For fiscal 2010, the Medical Products division accounted for 49.9% of our revenue. (See Note 16 to the consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.) In June 2010, Chindex announced its intention to form a medical products joint venture in China with Shanghai Fosun Pharmaceutical (Group) Co., Ltd (“Fosun Pharma”). The joint venture would merge and operate Chindex’s Medical Products division and certain of Fosun Pharma’s medical device businesses in China. (See Note 18 to the consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.)
Healthcare Services Division
          United Family Healthcare Network (UFH)
          In 1997, we opened the first private, international standard hospital in Beijing, which constituted our entry into the healthcare services arena. The development of the United Family Healthcare network has continued in Beijing with increasing clinical services, opening of freestanding outpatient clinics and the expansion of the original hospital campus. In 2004, we opened our second United Family hospital in Shanghai. This made UFH the only foreign-invested, multi-facility hospital network in China. In 2008, we expanded the network to include operations in the southern China market of Guangzhou. In 2010, we expect to continue the expansion of the network to include a hospital facility in Tianjin, a city southeast of Beijing. Our facilities are managed through a corporate level shared administrative network allowing cost and clinical efficiencies.
          The United Family Healthcare network is a pioneering, international standard healthcare organization, whose mission is to provide comprehensive and integrated healthcare services in a warm and caring patient and family service-oriented environment to the largest urban centers in China. Our patient base includes the expatriate communities and China’s rapidly growing upper-middle class. Emphasizing the need for well-care (routine visits in the absence of illness) and patient-centered care (involving the patient in healthcare decisions), United Family Healthcare facilities offer a full range of top-quality family healthcare services, including 24/7 Emergency Rooms, Intensive Care Units and Neonatal Intensive Care Units, Operating Rooms, clinical laboratory, radiology and blood banking services for men, women and children. An international standard healthcare network not only provides healthcare services at a level generally recognized and accepted internationally in the developed world, but also manages its operations according to generally accepted international principles, such as those related to transparency, infection control, medical records, patient confidentiality and peer review. Our hospitals and clinics are staffed by a mix of Western and Chinese physicians. Our facilities are also committed to community outreach programs and offer healthcare education classes, including CPR, Lamaze and Stress Management.
          The United Family Hospitals in both Beijing and Shanghai were originally licensed as 50-bed facilities with affiliated satellite clinics strategically located to expand geographical reach and service offerings into our target patient markets in those cities. We are currently expanding the Beijing facility’s main hospital campus to offer 120 beds. We expect this expansion project to be completed in 2010. Our United Family Clinic in Guangzhou opened in 2008 in advance of our main 125-bed hospital facility, which we expect to open in 2012. In 2010, we expect to continue the expansion of the United Family Healthcare network to include a hospital facility of approximately 25 beds in Tianjin, a city southeast of Beijing. In all markets, we establish direct billing relationships with most insurers providing coverage for the expatriate communities. Premium health insurance products are not yet widely available to our Chinese patient base. We have been active over time in facilitating the introduction of more comprehensive insurance products for the Chinese communities to address the expanding market for high quality healthcare services in the affluent population segments. In addition, in 2008 the Chinese government announced a broad based plan for reform of the Chinese healthcare system which included increasing investment, including a three-year $120 billion stimulus program, and the development of health insurance products for the Chinese population. United Family Healthcare facilities generally transact business in local Chinese currency. Services provided to patients who are not covered by insurance are on a cash basis.
          Our long-term expansion plans include targeted expansion into largely Chinese populated markets through the development of additional United Family Healthcare facilities in Chinese cities such as Chengdu, Ningbo, Wuxi and Xiamen as well as additional facilities in our existing markets of Beijing, Shanghai, Guangzhou and Tianjin. Our plans also include the continued expansion of services in existing facilities and the opening of additional affiliated satellite clinics and hospitals. Market expansion projects are underway in each geographic market. In Beijing, we expect to significantly increase service offerings and more than double our available beds through expansion currently underway at our existing hospital campus as well as from the opening of two additional affiliated clinics during the 2010 calendar year. In Tianjin, a city just to the southeast of Beijing, United Family Healthcare has begun the development of a 25-bed maternity hospital facility, which is also expected to open in 2010. In Shanghai, expansion projects are expected to include increased services at the current hospital campus and the geographic expansion into the Pudong district with an affiliated clinic established through a strategic joint venture management initiative during 2010. In Guangzhou, the Company intends to build a main 125-bed hospital facility expected to open in 2012. To provide financing for these development projects, during fiscal 2008, we entered into a series of equity and debt financings and facilities that provided for up to $105 million in total financing (see “Liquidity and Capital Resources” and Notes 7 and 8 to the consolidated financial statements). All of our expansion plans depend on the availability of capital resources, as to which there can be no assurances.
          UFH – Beijing Market – Beijing United Family Hospital (BJU) and Clinics
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
          There are currently two satellite clinics affiliated with BJU. The first, which opened in 2002, is Beijing United Family Clinic – Shunyi. The Shunyi Clinic is located in the high rent residential suburb of Shunyi County. It is also located near the International School of Beijing. The second, which opened in June of 2005, is Beijing United Jianguomen Clinic. It is in downtown Beijing located in a prestigious luxury hotel complex in the heart of the diplomatic district. We expect to significantly increase service offerings and more than double our available beds to 120 through expansion currently underway at the existing BJU hospital campus as well as from the opening of two additional affiliated clinics during the 2010 calendar year. The additional clinical service offerings, including comprehensive cancer care, neurosurgery and orthopedic surgery, will be aimed primarily toward the local Chinese market.
          BJU received accreditation from the Joint Commission International (JCI) in 2004 and its first reaccreditation in 2008. BJU is one of the few JCI accredited hospitals in China.
          UFH – Shanghai Market – Shanghai United Family Hospital (SHU) and Clinics
          In 2002, we received approval to open a second hospital venture in Shanghai. This second United Family Hospital is located in the Changning District of Shanghai, also a center of the expatriate community and an affluent Chinese residential district on the western side of the Huangpu River. This facility is also a contractual joint venture. Our local partner is Shanghai Changning District Central Hospital, with Chindex being entitled to 70% of the net profits of the enterprise.
          There is currently one satellite clinic affiliated with SHU, the Shanghai Racquet Club Clinic, which is also geographically located in a luxury expatriate residential district. In 2010, expansion projects are expected to include increased services at the current hospital campus and the geographic expansion into the Pudong district with an affiliated clinic established through a strategic joint venture management initiative. The Pudong district, on the eastern side of the Huangpu River, is another major residential concentration of expatriate and affluent Chinese populations.
          The UFH hospital in Shanghai received its first accreditation by the JCI in mid-2008. It is one of only two JCI accredited facilities in the Shanghai metropolitan area. As a cornerstone component of the quality standard that is the hallmark of UFH, it is the goal of the organization that all its facilities be JCI accredited or eligible for such accreditation.
          UFH – Guangzhou Market – Guangzhou United Family Clinic (GZC)
In 2008, we opened our market entry facility in the southern city of Guangzhou. The Guangzhou United Family Clinic is located in the Yuexiu District of Guangzhou, a centrally located district in the affluent Chinese and international business and diplomatic community. In contrast to our other affiliated clinics in Beijing and Shanghai, which were opened in support of a main hospital facility, the Guangzhou clinic is a stand-alone facility offering a broad scope of clinical services. This allows for UFH brand development and market penetration in Guangzhou in advance of our main 125-bed hospital currently scheduled to open in 2012. We believe that the demand for UFH services in Guangzhou is growing rapidly. We are in the process of developing inpatient service offerings for our growing patient base through a dedicated UFH ward housed in a local hospital, in advance of the opening of our stand-alone facility.
          UFH – Tianjin Market – Tianjin United Family Hospital (TJU)
          In 2010, we expect to open our market entry facility in the northern city of Tianjin. Tianjin is located 150 kilometers southeast of Beijing and is China’s third largest city with a population of over 10 million. It is a Special Municipality administered directly by the Chinese Central Government. Tianjin is one of the fastest growing cities in China. GDP growth rates have been in the double digits in recent years. Tianjin United Family Hospital will be located in the Hexi district of the city, one of the most affluent areas. Through close proximity to Beijing, the UFH brand and quality standard is already well known in Tianjin. Our facility is expected to be approximately 25 beds and will focus on women’s and children’s clinical services.
Medical Products Division
          Since the founding of the Company in 1981, Chindex has marketed, distributed and sold select medical equipment, instrumentation and products for use in hospitals in China and Hong Kong. This business is conducted through the Medical Products division.
          On the basis of exclusive and non-exclusive distribution agreements, the Medical Products division offers manufacturers of quality medical capital equipment, instrumentation and products access to the greater Chinese marketplace through a wide range of marketing, sales, distribution and technical services for their products. The division also arranges government-backed financing packages for its Chinese buyers. Medical equipment is of the type that normally would be capitalized and depreciated on the financial statements of a purchasing hospital, as distinguished from instrumentation and products that normally would be expensed.
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
          The Medical Products division arranges government-backed financing to help hospitals in China finance their purchases of medical equipment. In the past, such financing has included loans and loan guarantees from the U.S. Export-Import Bank and the German KfW Development Bank as well as commercial financing that was guaranteed by the Chinese Government but without foreign government participation. We continue to explore expanding our government financing operations in the division in the future. These include possible financing programs offered by the governments of Israel and certain Scandinavian governments.
          Chindex owns and operates local subsidiaries in China, Hong Kong, Germany and other international locations that provide global distribution services to all of our operating departments and divisions. In China, our operations include distribution/logistics centers in Beijing and Shanghai that support local Medical Product division sales. In Germany, our operations coordinate the execution of German KfW Development Bank financing projects. In Hong Kong, our operations service the local markets for certain products. Global export operations for all equipment being exported to China are managed from the Chindex corporate offices in the United States.
          The products sold by the Medical Products division include diagnostic color ultrasound imaging devices, robotic surgical systems and instrumentation, mammography and breast biopsy devices and lasers for cosmetic surgery.
          Subject to the availability of capital and other conditions, in the Medical Products division we expect continued expansion of sales in all current product offerings as well as the addition of select new product lines and continued growth from our government-backed financing programs. We believe that our new product technologies in diagnostic ultrasound, robotically assisted surgical systems and woman’s health imaging systems in particular are key growth segments of the market for medical devices in China. Our product development process is focused on new areas of minimally invasive and robotic surgical techniques. We believe that the Chinese Government’s increasing investment in the healthcare system in China, including the healthcare reform program announced in April 2009, continues to stimulate the market for medical devices from bottom to top and serve to deepen our market penetration in the medium term. In addition, our long-range development programs will focus on growing comprehensive supply chain services through strategic partnerships and expansion of our distribution channels.
Competition
          In the healthcare services business, there are no Western-owned and operated hospital networks in China that compete with the UFH network in serving the expatriate, diplomatic and affluent local Chinese markets. Although several foreign-invested hospitals have been announced and are in the planning stages, we do not know of any that have successfully opened in the geographic areas of the current UFH network facilities that are as comprehensive or would offer the same full scope and quality of services. There are, however, several Western-style clinics funded and controlled by foreign and/or domestic investors and a variety of foreign-invested healthcare joint ventures that provide high quality outpatient and inpatient services marketed to the expatriate and affluent Chinese market segments in the markets served by our United Family Healthcare network.
          In the sale of medical capital equipment, instrumentation and products by the Medical Products division, we compete with other independent distributors in China that market similar products. In addition, we face more significant competition from established manufacturers of medical equipment such as General

Electric, Philips and Toshiba, as well as Chinese, joint venture and other foreign manufacturers. These manufacturers maintain their own direct sales force in China and also sell through distributors and may have greater resources, financial or otherwise, than we do. In addition, the products themselves supplied by us compete with similar products of foreign, joint venture and domestic manufacturers. In the government loan business, we compete with large packagers including Hospitalia, Vamed and Hamilton, as well as a growing number of smaller packagers that are supported by the manufacturers that represent our competition in the medical capital equipment business. In some cases, we may collaborate with our medical capital equipment competition to provide a wider product range to our customers utilizing government-sponsored loans to purchase products from Chindex. Our competitive position for medical product sales depends upon, among other factors, our ability to attract and retain distribution rights for quality medical products and qualified personnel in sales, technical and administrative capacities.
Employees
          At March 31, 2010, the Company had 1,328 full-time salaried employees. Of these, 1,309 are in China or Hong Kong. Of the full-time personnel in China and Hong Kong, 116 are expatriates and 1,193 are Chinese or third country nationals. Of our non-U.S. based full-time employees, 977 are employed by the United Family Hospitals and Clinics. Neither the Company nor its subsidiaries is subject to any labor union contracts. The Company is not subject to seasonal fluctuations relative to employees. Employees’ compensation is usually indexed to local inflation statistics. The Company’s relations with its employees are good.
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
          In fiscal 2009, there were significant disruptions in the world financial and credit markets, including those in China, which have continued through the filing of this report. These events have been prolifically reported in the media. Should there be a catastrophic collapse of the global financial structure or continued downturns in China, we could lose our asset base and daily business operations, which could result in us being unable to operate the Company.
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
          Our Medical Products division is somewhat dependent upon credit availability for the opening of bid and performance bonds and the extension of credit terms to our Chinese customers through our government-backed financing packages. We have experienced and expect to continue to experience delays in renewal of credit facilities as they expire and/or delays or denials in approvals of new credit facilities similar in nature to our existing facilities (see “Liquidity and Capital Resources”). Should we experience a lack of sufficient credit availability, it may result in loss of bidding opportunities, delays in contract execution or cancellation of contracts. In addition, the budgeting cycle for large capital purchases by our customers could be impacted by the economic slowdown in China. Should the slowdown continue or worsen, our products division could experience significant reductions in business flow which may result in losses.
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
          A control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues have been detected. If we are not successful in discovering and eliminating weaknesses in internal controls, we will lose the ability to manage our business effectively.
If we lost the services of our key personnel, our leadership, expertise, experience, business relationships, strategic and operational planning and other important business attributes would be diminished.
          Our success to a large extent depends upon the continued services of certain executive officers, particularly Roberta Lipson, the Chief Executive Officer, Lawrence Pemble, the Chief Financial Officer and Treasurer, and Elyse Beth Silverberg, the Executive Vice President and Secretary. We have entered into an employment agreement with each of Ms. Lipson, Ms. Silverberg and Mr. Pemble containing non-competition, non-solicitation and confidentiality provisions. The loss of service of any of our key employees could diminish our leadership, expertise, experience, business relationships, strategic and operating planning and other important business attributes, thus materially harming our business.
Our business could be adversely affected by inflation or foreign currency fluctuation.
          Because we received over 62% of our revenue and generated 64% of our expenses within China in fiscal 2010, we have foreign currency exchange risk. The Chinese currency (RMB) is not freely traded and is closely controlled by the Chinese Government. The U.S. dollar (USD) has experienced volatility in world markets recently. During fiscal 2010 the RMB was basically unchanged against the USD. During fiscal 2010, fluctuation in the Euro-USD exchange rate resulted in exchange gains of $393,000, which are included in general and administrative expenses on our consolidated statements of operations.

          As part of our risk management program, we also perform sensitivity analyses to assess potential changes in revenue, operating results, cash flows and financial position relating to hypothetical movements in currency exchange rates. Our sensitivity analysis of changes in the fair value of the RMB to the USD at March 31, 2010, indicated that if the USD uniformly increased in value by 10% relative to the RMB, we would have experienced an 11% decrease in net income. Conversely, a 10% increase in the value of the RMB relative to the USD at March 31, 2010, would have resulted in a 14% increase in net income.
          Based on the Consumer Price Index, in the fiscal year ended March 31, 2010, inflation in China was 2.4% and inflation in the United States was 2.3%. The average annual rate of inflation over the three-year period from 2008 to 2010 was 3.3% in China and 2.1% in the United States.
We have entered into loan arrangements that could impair our financial condition and prevent us from fulfilling our business obligations.
          The Company has entered into financings with certain institutions pursuant to which we have incurred and may further incur indebtedness, which indebtedness will require principal and interest payments. As of March 31, 2010, our total indebtedness was approximately $24 million, including $13 million of Tranche C Convertible Notes to a subsidiary of J. P. Morgan Chase & Co (JPM), with up to an additional $25 million and $20 million of potential indebtedness pursuant to loan arrangements with International Finance Corporation (IFC) and DEG-Deutsche Investitions und Entwicklungsgesellschaft (DEG), respectively. (See Note 7 to the consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.) Our indebtedness could affect our future operations, for example by:
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
          The Tranche C Notes mature in 2017 and are convertible by the holder at any time and will be automatically converted upon the opening of two proposed new and/or expanded hospitals in China (the “JV Hospitals”), subject to compliance with certain financing provisions. Notwithstanding the foregoing, the Tranche C Notes would be automatically converted after the earlier of 12 months having elapsed following commencement of operations at either of the JV Hospitals or either of the JV Hospitals achieving break-even earnings before interest, taxes, depreciation and amortization for any 12-month period ending on the last day of a fiscal quarter, subject to compliance with certain financing provisions. So long as we fail to meet the foregoing conditions to automatic conversion, the notes would remain outstanding, ultimately requiring repayment in 2017 or earlier upon any acceleration.
We currently are unable and may not in the future be able to draw down under our existing loan facilities with the IFC and DEG, which facilities will be required for many of our expansion plans.
          We currently have loan arrangements relating to $25 million and $20 million with IFC and DEG, respectively. (See Note 7 to the consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.) Draws under the arrangement, as amended, currently must commence by July 1, 2010, and are contingent upon, among other things, the formation of new joint ventures in China that have yet to be approved to construct, equip and operate their respectively new Joint Venture Hospitals and related conditions. We have experienced delays in the development timeline and certain changes in project scope for the proposed healthcare facilities due to the fluctuations and uncertainties in the real estate markets in China resulting from the global economic downturn and, as a result, the joint ventures have yet to be formally approved. Prior to any draws under the facilities, we will have to reach agreement with the lenders on revisions to certain pre-conditions currently contained therein that have become outdated, including project scope and the applicable collateral. If we are not able to revise and then achieve these and any other pre-conditions by the deadline, we would not be able to use the facilities, which could have a material adverse effect on achieving our expansion plans.
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

There can be no assurances that the agreements or proposed joint venture with Fosun Industrial Co., Limited will be consummated as proposed, if at all, nor that the intended terms thereof will be achieved.
          As of June 14, 2010, the Company entered into a stock purchase agreement (the “Stock Purchase Agreement”) with Fosun Industrial Co., Limited (the “Investor”), and Shanghai Fosun Pharmaceutical (Group) Co., Ltd (the “Warrantor”). Pursuant to the Stock Purchase Agreement, the Company has agreed to issue and sell to Investor up to 1,990,447 shares of the Company’s common stock (representing approximately 10% of all outstanding common stock after such sale, based on the number of outstanding shares as of the date of the Stock Purchase Agreement) at a purchase price of $15 per share, for an aggregate purchase price of approximately $30.0 million, the net proceeds of which are expected to be used, among other things, to continue expansion of the Company’s United Family Healthcare network.
          The sale of the shares of common stock to Investor would be completed in two closings, each of which would relate to approximately one-half of the shares to be purchased and be subject to certain customary closing conditions. In addition, the second closing is subject to the consummation of a joint venture (the “Joint Venture”) between the parties to be comprised of the Company’s Medical Products division and certain of Investor’s medical device businesses in China. The initial closing is expected to occur in the second quarter of the current fiscal year and the occurrence of the second closing will depend on, among other things, the time required to consummate the Joint Venture. The terms of the Joint Venture are outlined in a term sheet contained in the Stock Purchase Agreement and remain subject to the negotiation and execution of definitive agreements. The Joint Venture is expected to include equity participation bonus opportunities for existing Company executives in the event of a qualified initial public offering or certain other events.
          There can be no assurance that the Company will consummate either initial or second closings, which are subject to certain closing conditions, including the absence of a material adverse effect with respect to the Company. In the event of such consummations, there can be no assurance as to the effective enforcement of the terms of the Stock Purchase Agreement.
          Definitive documentation of the Joint Venture, including many details relating thereto, is expected to require approximately three to five months until completion. That completion will depend on the negotiation of numerous business terms not reflected in the current term sheet or only reflected in general terms. Further, the respective operations to be contributed by the parties to the Joint Venture remain subject to continuing discussion. There can be no assurance that the Joint Venture will be completed on the anticipated timetable, if at all, nor that the parties will reach final agreement on all business terms in order to reach consummation. In addition, there can be no assurance that the final terms of the Joint Venture, if agreement is reached, will be as currently contemplated in the term sheet, which terms may vary as a result of, among other things, negotiations, due diligence, operational developments of the businesses to be contributed and the industries thereof, valuation considerations or external factors of any kind.
          In the event that the Joint Venture is consummated, the Company may experience diversion of personnel and other resources, additional capital requirements for the Joint Venture, internal restructuring in light of the transfer of the Medical Products division and other adverse effects. Further, even upon the consummation of the Joint Venture, there can be no assurance that the Joint Venture will be successful in its operations or strategies or achieve positive results for the Company. In addition, we would have a minority interest with respect to the Joint Venture as currently contemplated. As such, except for certain prescribed matters, we may not be able to exert any influence over the business or other activities of the Joint Venture nor assure its success in any way. Our venture partner may not exercise the level of experience, technical expertise, human resources, management and other attributes necessary to operate the Joint Venture optimally. Further, the approval of our venture partner also may be required for us to receive certain distributions of funds or otherwise experience benefits from the Joint Venture.
          At the initial closing under the Stock Purchase Agreement, the Company, Investor and Warrantor would enter into a stockholder agreement (the “Stockholder Agreement”). Under the Stockholder Agreement, until the first to occur of (i) Investor holds 5% or less of the outstanding shares of common stock, (ii) there shall have been a change of control of the Company as defined in the Stockholder Agreement, and (iii) the seventh anniversary of the initial closing, Investor has agreed to vote its shares in accordance with the recommendation of the Company’s Board of Directors on any matters submitted to a vote of the stockholders of the Company relating to the election of directors and compensation matters and with respect to certain proxy or consent solicitations. The Stockholder Agreement also contains standstill restrictions on Investor generally prohibiting the purchase of additional securities of the Company. The standstill restrictions terminate on the same basis as does the voting agreement above, except that the 5% standard would increase to 10% upon the second closing. In addition, the Stockholder Agreement contains an Investor lock-up restricting sales by Investor of its shares of the Company’s common stock for a period of up to five years following the date of the Stockholder Agreement, subject to certain exceptions.
          There can be no assurance as to the effective enforcement of the terms of the Stockholder Agreement, including the restrictions contained therein. In the event any such restrictions fail in whole or in part, Investor may be able to exercise rights unduly and adversely influencing the Company in ways diverging it from its current strategy and operations.
Risks Relating to the Healthcare Services Division
If we do not attract and retain qualified physicians, administrators or other hospital personnel, our hospital operations would be adversely affected.
          The United Family Healthcare network is a pioneering, international standard healthcare organization, whose mission is to provide comprehensive and integrated healthcare services in a warm and caring patient and family service-oriented environment to the largest urban centers in China. Our success in operating our hospitals and clinics will be, in part, dependent upon the number and quality of physicians on the medical staff of these hospitals and clinics and our ability to maintain good relations with our physicians. As we offer international standard healthcare at our hospitals and clinics, we are further dependent on attracting a limited number of qualified Western healthcare professionals, not all of whom have long-term relationships with China or intend to remain in China for extended periods of time. Physicians may terminate their affiliation with our hospitals at any time. If we are unable to successfully maintain good relationships with physicians, our results of operations may be adversely affected. In addition, the failure to recruit and retain qualified management, nurses and other medical support personnel, or to control labor costs, could have an adverse effect on our business and results of operations.
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
          Our healthcare services business is dependent on effective information systems that assist us in, among other things, monitoring, utilization and other cost factors, supporting our healthcare management techniques, processing billing and providing data to regulators. If we experience a reduction in the performance, reliability or availability of our information systems, our operations and ability to produce timely and accurate reports could be adversely impacted.
          Our information systems and applications require continual maintenance, upgrading and enhancement to meet operational needs. Moreover, the proposed expansion of facilities and similar activities requires transitions to or from, and the integration of, various information systems. We regularly upgrade and expand our information systems capabilities throughout our healthcare services operations. Upgrades, expansions of capabilities, and other potential system-wide improvements in information systems may require large capital expenditures. If we experience difficulties with the transition to or from information systems or are unable to properly implement, finance, maintain or expand our systems, we could suffer, among other things, from operational disruptions, which could adversely affect our prospects or results of operations.
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
          The existing loan from the IFC to BJU and SHU, which is guaranteed by the parent company, requires us to achieve specified liquidity and coverage ratios and meet other operating requirements in order for us to conduct certain transactions in our healthcare services business.
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
          The JPM, IFC and DEG financings and future financings have been designed to provide a portion of required funds for our proposed new and/or expanded healthcare facility projects. As presently budgeted, such projects will require more financing than we currently have obtained. In addition, we currently are unable and may not in the future be able to draw down under the IFC and DEG facilities. Such projects are in various early development stages and will take significant time to complete, which completion cannot be assured. If we are unable to obtain sufficient financing, including establishing our ability to draw under the IFC and DEG facilities, our budgeted costs are incorrect or other factors, such as Chinese government regulations or global economic circumstances for example, which interfere with our ability to complete such projects, we may not be able to complete the projects as planned or at all, which would result in the incurrence of debt and other costs that are not necessarily offset by the anticipated revenues from the projects. In addition, obtaining additional financing and completing the projects may be required to automatically convert the Tranche C Notes. If such financing cannot be obtained and the projects cannot be completed, the Tranche C Notes would remain outstanding, ultimately requiring repayment which may interfere with future borrowing.

Risks relating to our Medical Products Division
Future Losses in the Division.
          We have experienced losses after corporate allocations in the Medical Products division over three of the past four fiscal years due to a variety of factors including delays in product registration approvals from the Chinese government, delays in renegotiating the trade agreements between the United States and China allowing the use of U.S. Export-Import Bank backed financings and other factors. There can be no assurance that we will not experience operating losses in the future, which would have a negative impact on corporate results.
We depend on our relations with suppliers and would be adversely affected by the termination of arrangements with, or shortage or loss of any significant product line from them.
          We rely on a limited number of suppliers that account for a significant portion of our revenues. During the fiscal years ended March 31, 2010, 2009 and 2008, Siemens Medical Solutions (Siemens) represented 42%, 39% and 64% of our product revenue, respectively. Although a substantial number of our relationships with our capital equipment suppliers, including Siemens, are pursuant to exclusive contracts, the relationships are based substantially on specific sales quotas and mutual satisfaction in addition to the other terms of the contractual arrangements. Our agreement with Siemens was renewed on October 1, 2009 for a 15-month term and is expected to be renewed in the future with sales quotas established annually. The agreement with Siemens and contracts with our other suppliers often contain short-term cancellation provisions permitting the contracts to be terminated, substantially amended on short notice (from 30 days to six months), minimum sales quantity requirements or targets and provisions triggering termination upon the occurrence of certain events. From time to time, we and/or our suppliers terminate or revise our respective distribution arrangements. There can be no assurance that cancellations of, or other material adverse effects on our contracts, will not occur. There can be no assurance that our suppliers will not elect to change their method of distribution into the Chinese marketplace to a form that does not use our services.
Our sales of medical products depend to some extent on our suppliers continuing to improve their products and introduce new models. If a supplier fails to upgrade its product line as quickly as competitive manufacturers have done, our revenues could be adversely impacted.
          The market for medical equipment in China is highly competitive and buyers are very interested in purchasing the latest technology. In operating under exclusive agreements with certain manufacturers, we are tied to a single source in each product area and are dependent on the acceptance of the manufacturers’ products in the market place. If there is a delay in the introduction of new products or technology, this could influence buyers to choose competitive offerings from other sources. In addition, if the new product or technology fails to operate properly after product launch, our results may suffer due to delays caused by the time required for the manufacturer to correct the initial product defects.
Our sales of medical products depend to some extent on our suppliers maintaining the required product registrations required to sell their products in China. If a supplier fails to maintain or renew such product registrations in a timely manner, we would be unable to sell their products and our revenue could be adversely impacted.
          The Chinese government requires all medical devices to be registered for sale by the Chinese State Food and Drug Administration (SFDA) and other Chinese government organizations. For the products we represent, some of these registrations are handled by ourselves and some of them are handled by the original equipment manufacturer. If the manufacturers are not timely with their registrations or let them expire prior to renewal, we would be unable to sell their products and our revenues would be negatively impacted.

Timing of revenues and fluctuations in financial performance vary significantly from quarter to quarter and are not necessarily indicative of our performance over longer periods.
          Sales of capital equipment often require protracted sales efforts, long lead times, financing arrangements and other time-consuming steps. For example, many end-users are required to purchase capital equipment through a formal public tendering process, which often entails an extended period of waiting time before the sale can be completed. Further, in light of the dependence by purchasers of capital equipment on the availability of credit, the timing of sales may depend upon the timing of our or our purchasers’ abilities to arrange for credit sources, including loans from local Chinese banks or financing from international loan programs such as those offered by the U.S. Export-Import Bank and the German KfW Development Bank. In addition, a relatively limited number of orders and shipments may constitute a meaningful percentage of our revenue in any one period. As a result of these factors impacting the timing of revenues, our operating results have varied and are expected to continue to vary from period to period and year to year.
We have not been able to arrange financings, from third party banks or governments, for our customers in every year. Future periodic financings arranged on behalf of our customers cannot be assured. The absence of these financings could result in lower sales.
          During fiscal 2010, 2009 and 2008, we recognized $11,902,000, $19,862,000 and $2,845,000 in sales, respectively, related to third party financings pursuant to U.S. Export-Import Bank and German KfW Development Bank loan programs that constituted 14%, 22% and 4%, respectively, of our product sales for those years. The U.S. Export-Import Bank loan guarantee program that we developed and utilized several times between 1995 and 2002 was halted between 2003 and 2006 due to government-to-government negotiations over a new framework agreement. Periodic financings obtained for customers have had a positive impact on our results of operations during the periods in which they are consummated, including the last three fiscal years, but may not be indicative of future results. The arrangements for these financings and resultant sales are planned and implemented over a long period of time prior to our recognition of the revenue for them. As a result of the financings, we recognized relatively substantial sales during relatively short periods. Accordingly, our results of operations for the respective fiscal quarters during which the sales were reflected were significantly and positively impacted by the timing of the payments from the financings and were not necessarily indicative of our results of operations for any other quarter or fiscal year. There can be no assurance that the KfW Development Bank, the U.S. Export-Import Bank or any other financing commitments will be obtained by us for our customers in the future. The absence of these financings would have a material adverse impact on our sales volume and results of operations.
We may be subject to product liability claims and product recalls, and in the future we may not be able to obtain insurance against these claims at a reasonable cost or at all.
          The nature of our business exposes us to potential product liability risks, which are inherent in the distribution of medical equipment and healthcare products. We may not be able to avoid product liability exposure, since third parties develop and manufacture our equipment and products. If a product liability claim is successfully brought against us or any of these third party manufacturers, or if a significant product recall occurs, we would experience adverse consequences to our reputation, we might be required to pay damages, our insurance, legal and other expenses would increase, we might lose customers and/or suppliers and there may be other adverse results.
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
          As a result of China becoming a member of the World Trade Organization (WTO), tariffs on medical products have been lowered. In addition, the investment environment has improved for companies interested in establishing manufacturing operations in China. These developments may lead to increased imports of foreign medical products and increased domestic production of such products and therefore lead to increased competition in the domestic medical products markets. There can be no assurance that we will be able to compete effectively with such manufacturers and distributors.
If we are not able to hire and retain qualified sales representatives and service specialists, our marketing competitiveness, selling capabilities and related growth efforts will be impaired.
          We believe that to be successful we must continue to hire, train and retain highly qualified sales representatives and service specialists. Our sales growth has depended on hiring and developing new sales representatives. Due to the relationships developed between our sales representatives and our customers, upon the departure of a sales representative, we face the risk of losing the representative’s customers, especially if the representative were to act as a representative of our competitors. Our employment contracts with senior level managers include non-compete clauses. In addition, the imaging equipment market and other high-technology medical equipment markets rely on the hiring and retention of skilled service specialists to maintain such equipment. There may be a shortage of these skilled specialists, which may result in intense competition and increasing salaries. Any inability on our part to hire or retain such skilled specialists could limit our ability to expand, impairing our marketing competitiveness, selling capabilities and related growth efforts.
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
     Our growth strategy includes increased sales of medical instrumentation and other medical products to independent sub-distributors and dealers, who in turn sell to end-users. If the efforts of such sub-distributors and dealers prove unsuccessful, if such sub-distributors and dealers abandon or limit their sales of our products, or if such sub-distributors and dealers encounter serious financial difficulties, our results of operations and financial condition could be adversely affected. Sub-distributors and dealers purchase from us to fill specific orders from their customers or to maintain certain predetermined stocking levels. There can be no assurance that sub-distributors and dealers will continue to purchase our products. Further, such sub-distributors and dealers generally are not exclusive to us and are free to sell, and do sell, competing products.
If the Chinese Government tightens controls or policies on purchases of medical equipment or implements reforms which disrupt the market for medical devices, including eliminating value added tax (VAT) and duty exemptions for procurement under KfW Development Bank or U.S. Export-Import Bank financings, our sales could be adversely affected.
     The Chinese Government has adopted a number of policies relating to purchase of medical products that affect how we can market and sell such products. For example, for most high value products, the Chinese Government requires that a public tendering process be utilized instead of direct sale negotiations between suppliers and customers. To the extent that requirements such as the tendering regulations continue to be required, our sales could be adversely affected due to delays or changes in the implementation of those regulations. In addition, the Chinese Government’s attempt at instituting reform programs directed at the procurement processes for medical devices, including potentially eliminating VAT and import duty exemptions for procurement under government-backed financings such as our KfW Development Bank or U.S. Export-Import Bank financings, have from time-to-time resulted in disruptions in the marketplace that have adversely affected our sales. Elimination of VAT and import duty exemptions related to procurement under government-backed financings could render such programs uncompetitive and our sales could be adversely affected. There can be no assurances as to when or if such reform programs will be initiated in the future or how long they will last.
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
     Since the late 1970s, the Chinese Government has been reforming the Chinese economic system from a planned economy to a market-oriented economy. In recent years, the Chinese Government has implemented economic reform measures emphasizing decentralization, utilization of market forces in the development of the Chinese economy and a higher level of management autonomy. These reforms have resulted in significant economic growth and social progress, but the growth has been uneven both geographically and among various sectors of the economy. Economic growth has also been accompanied by periods of high inflation. The Chinese Government has implemented various policies from time to time to restrain the rate of such economic growth, address issues of corruption, control inflation, regulate the exchange rate of the RMB and otherwise regulate economic expansion. In addition, the Chinese Government has attempted to control inflation by controlling the prices of basic commodities. The Chinese Government has also from time-to-time mandated changes in the Chinese tax law affecting Company operations. Although we believe that the economic reforms, changes and macroeconomic policies and measures adopted by the Chinese Government will continue to have a positive effect on economic development in China, these policies and measures may, from time to time, be modified or reversed. Adverse changes in economic and social conditions in China, in the policies of the Chinese Government or in the laws and regulations in China, could have a material adverse effect on the overall economic growth of China and on infrastructure investment in China. These developments could adversely affect our financial condition, results of operations and business by, for example, reducing the demand for our products and/or services.
The Chinese legal system is relatively new and may not provide protections to us or our investors.
     The Chinese legal system is a civil law system based on written statutes. Unlike common law systems, it is a system in which decided legal cases have little precedential value. In 1979, the Chinese Government began to promulgate a comprehensive system of laws and regulations governing economic matters in general, including corporate organization and governance, foreign investments, commerce, taxation and trade. Legislation over the past 25 years has significantly enhanced the protections afforded to various forms of foreign investment in China. However, China has not developed a fully integrated legal system and these laws, regulations and legal requirements are relatively recent, and their interpretation and enforcement involves uncertainties, which may limit the legal protections available to foreign investors and may not sufficiently cover all aspects of economic activities in China.
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
     A significant portion of our revenues and operating expenses are denominated in RMB. A portion of our revenues in RMB are typically converted into USD and transferred to the United States for payment of invoices. In addition, a portion of our USD earnings are typically transferred to China and converted into RMB for the payment of expenses. The transmission of foreign currency in and out of China is subject to regulation by China’s State Administration for Foreign Exchange, or SAFE. It is possible that SAFE could impose new or increase existing restrictions on such currency uses or otherwise impose exchange controls that adversely affect our practices. Adverse actions by SAFE also could affect our ability to obtain foreign currency through debt or equity financing, including by means of loans or capital contributions.
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
Natural disasters, such as the earthquakes in Sichuan Province in May 2008 and in Qinghai Province in April 2010, could adversely affect our business operations.
     In May 2008, a major earthquake struck the southwestern Province of Sichuan. This event and the subsequent disaster relief efforts were widely reported by the international press. As a result of the catastrophe, many tens of thousands were killed and the lives of millions of Chinese citizens were impacted. This event significantly disrupted our ability to conduct the normal business operations of the Medical Products division in the southwest region during disaster recovery operations during the prior year. Qinghai Province is in a remote area of China and the earthquake there had a lesser impact on our business operations. In both situations, our Healthcare Services division donated resources to assist the disaster recovery efforts. Similar natural disasters could have a similar adverse effect on our operations.

The Chinese Government could change its policies toward, or even nationalize, private enterprise, which could harm our operations.
     Over the past several years, the Chinese Government has pursued economic reform policies, including the encouragement of private economic activities and decentralization of economic regulation and substantial reforms of the healthcare system in China. The Chinese Government may not continue to pursue these policies or may significantly alter them to our detriment from time to time without notice. Changes in policies by the Chinese Government resulting in changes in laws, regulations, their interpretation, or the imposition of confiscatory taxation, restrictions on currency conversion or imports and sources of supply could materially and adversely affect our business and operating results. The nationalization or other expropriation of private enterprises by the Chinese Government could result in the total loss of our investment in China.
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
     Certain of our present management stockholders own 1,162,500 shares of our Class B common stock, which vote as a single class with the common stock on all matters except as otherwise required by law. The Class B common stock and the common stock are identical on a share-for-share basis, except that the holders of Class B common stock have six votes per share on each matter considered by our stockholders. As of March 31, 2010, the three management holders of our outstanding Class B common stock represented approximately 8% of our outstanding capital stock and were deemed to beneficially own capital stock representing approximately 34% of total voting power and may be able to cause the election of all of our directors. These management stockholders have sufficient voting power to determine, in general, the outcome of any corporate transaction or other matter submitted to our stockholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets. The disproportionate vote afforded the Class B common stock could serve to impede or prevent a change of control. As a result, potential acquirers will be discouraged from seeking to acquire control through the purchase of common stock, which could have a depressive effect on the price of our securities. In addition, the effective control by these management stockholders could have the effect of preventing or frustrating attempts to influence, replace or remove management.
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
     We lease approximately 120,000 square feet in Beijing for hospital and clinic operations as well as for administrative departments. In addition, we have recently leased additional space of approximately 89,000 square feet as a part of our expansion plan in the Beijing market. These leases expire between fiscal 2011 and 2024 and include a right of first refusal for renewal. These facilities are used by the Healthcare Services division.
     We lease approximately 77,000 square feet in Shanghai for hospital and clinic operations as well as for administrative departments. The lease for our hospital facility in Shanghai expires in 2019. This facility is used by the Healthcare Services division.

     We lease approximately 7,000 square feet in Guangzhou for clinic operations. The lease for our clinic facility in Guangzhou expires in 2017. This facility is used by the Healthcare Services division.
     Our current facilities are suitable for our current operating needs.
ITEM 3. LEGAL PROCEEDINGS
     None.
ITEM 4. RESERVED.
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

	High	Low
Year Ended March 31, 2009:
First Quarter	$28.79	$14.60
Second Quarter	18.30	9.85
Third Quarter	10.62	5.21
Fourth Quarter	8.90	3.50
Year Ended March 31, 2010:
First Quarter	$15.20	$4.93
Second Quarter	15.94	10.80
Third Quarter	16.21	11.48
Fourth Quarter	14.99	10.20
     As of May 18, 2010, there were 27 record holders of our common stock and six record owners of our Class B common stock. We have never declared or paid cash dividends on our common stock. We currently intend to retain all available funds and future earnings, if any, for use in the operation and expansion of our business and do not anticipate paying dividends in the foreseeable future. We did not repurchase any shares of common stock in the fourth quarter of fiscal 2010.

     Equity compensation plan information as of March 31, 2010 is as follows:

(c)
Number of
Securities
Remaining
Available for
	(a)		Future
	Number of	(b)	Issuance
	Securities to	Weighted	Under Equity
	Be Issued	Average	Compensation
	Upon	Exercise	Plans
	Exercise of	Price of	(excluding
	Outstanding	Outstanding	securities
	Options, and	Options, and	reflected in
	Rights	Rights	column (a))
Plan Category
Equity Compensation Plans Approved By Security Holders
1994 Stock Option Plan	504,176	$2.87	—
2004 Stock Incentive Plan	295,999	$4.18	—
2007 Stock Incentive Plan	915,111	$13.26	218,400
Equity Compensation Plans Not Approved By Security Holders	None	None	None

Total	1,715,286		218,400
Other information required by this Item can be found in Note 8 to the consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Chindex International Inc, the NASDAQ Composite Index
and a Peer Group

*$100 invested on 3/31/05 in stock or index, including reinvestment of dividends. Fiscal year ending March 31.

ITEM 6. SELECTED FINANCIAL DATA
(in thousands, except for per share data)

	Year ended March 31,
	2010	2009	2008	2007	2006
Statement of Operations Data:
Revenue	$171,191	$171,442	$130,058	$105,921	$90,836
Percent (decrease) increase over prior year	0%	32%	23%	17%	9%
Net income	8,204	4,964	3,655	2,982	167

Net income per common share — basic	.56	.34	.32	.29	.02
Net income per common share — diluted	.52	.31	.27	.26	.02

Market closing price per share — end of year	11.81	4.97	25.17	11.61	6.04
Book value per share — end of year	7.30	6.60	6.14	2.62	2.25
Note: Per share information has been retroactively adjusted to give effect to the three-for-two stock split effective as of April 1, 2008

Balance Sheet Data (at end of year):
Total assets	$170,843	$162,637	$135,979	$62,907	$57,046
Long term debt and capitalized leases	22,593	23,709	22,578	8,737	8,660
Total stockholders’ equity	108,911	96,440	87,388	27,918	22,638

	Year ended March 31,
	2010	2009	2008	2007	2006
Segment information:

Healthcare Services division-revenue	$85,778	$79,357	$65,817	$47,944	$36,500
Healthcare Services division -operating income	14,393	7,309	10,342	5,028	1,585

Medical Products division-revenue	85,413	92,085	64,241	57,977	54,336
Medical Products division -operating (loss) income	(366)	508	(2,607)	(1,154)	(1,436)

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
          Chindex International, Inc, founded in 1981, is an American company operating in several healthcare markets in China, including Hong Kong. Revenues are generated from the provision of healthcare services and the sale of medical equipment, instrumentation and products. The Company operates in two business segments.
•	Healthcare Services division. This division operates the Company’s United Family Healthcare network of private hospitals and clinics. United Family Healthcare currently owns and operates hospitals and affiliated clinic facilities in the Beijing, Shanghai and Guangzhou markets. The division also operates a managed clinic in the city of Wuxi south of Shanghai. We have undertaken a number of market expansion projects in our current markets. In Beijing, we expect to significantly increase service offerings and more than double our available beds through expansion currently underway at our existing hospital campus as well as from the opening of two additional affiliated clinics during the 2010 calendar year. In Tianjin, a city just to the southeast of Beijing, United Family Healthcare has begun the development of a maternity hospital facility of approximately 25 beds which is also expected to open in 2010. In Shanghai, expansion projects are expected to include increased services at the current hospital campus and the geographic expansion into the Pudong district with an affiliated clinic established through a strategic joint venture management initiative during 2010. In Guangzhou, the Company intends to build a main 125-bed hospital facility expected to open in 2012. The Chinese Government’s healthcare reform program encourages private investment, such as Chindex’s United Family Healthcare, as the primary source for development of specialty and premium healthcare services within the Chinese healthcare system. For our fiscal year ended March 31, 2010, which we refer to as “fiscal 2010,” the Healthcare Services division accounted for 50.1% of the Company’s revenue. (See Note 16 to the consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.)

•	Medical Products division. This division markets, distributes and sells select medical capital equipment, instrumentation and other medical products for use in hospitals in China and Hong Kong on the basis of both exclusive and non-exclusive agreements with the manufacturers of these products. The division revenues are generated through a nation-wide direct sales force that also manages local sub-dealers regionally throughout the country. The division’s distribution business provides supply chain management and logistics services to both divisions of the Company. Divisional growth is expected through increasing sales of our existing product portfolio, the addition of new product lines and the continued offering of government-backed financing instruments to our customers in China. We believe the Chinese Government’s ongoing healthcare reform program announced in April 2009 continues to stimulate the market for medical devices from bottom to top and serve to deepen our market penetration in the medium term. For fiscal 2010, the Medical Products division accounted for 49.9% of our revenue. (See Note 16 to the consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.)
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
          Revenue related to the sale of medical equipment, instrumentation and products to customers in China by our Medical Products division is recognized upon product shipment. Revenue from sales to customers in Hong Kong is recognized upon delivery. We provide installation, standard warranty, and training services for certain of our capital equipment and instrumentation sales. These services are viewed as perfunctory to the overall arrangement and are not accounted for separately from the equipment sale. Costs associated with installation, training and standard warranty are generally not significant and are recognized in cost of sales as they are incurred, while costs associated with non-standard warranties are accrued. Revenue from the separate sale of extended warranties is deferred and recognized over the warranty period. Sales involving multiple elements are analyzed and recognized under the guidelines of Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition” and the Emerging Issues Task Force (EITF) Issue 00-21, “Revenue Arrangements with Multiple Deliverables” (included in Accounting Standards Codification (ASC) 605-25). From time to time, the Company supplies products and services to its customers which are delivered over time. In some cases, this can result in deferral of revenue to future periods. Deferred revenue was $3,517,000 and $2,134,000 as of March 31, 2010 and March 31, 2009, respectively.
          Additionally, the Company evaluates revenue from the sale of equipment in accordance with the provisions of EITF Issue 99-19 (ASC 605-45), “Reporting Revenue Gross as a Principal versus Net as an Agent,” to determine whether such revenue should be recognized on a gross or a net basis. All of the factors in EITF 99-19 are considered with the primary factor being that the Company assumes credit and inventory risk and therefore records the gross amount of all sales as revenue.
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
          We recognized bad debt expense in the Healthcare Services division of $1,150,000, $1,649,000 and $1,607,000 for the years ended March 31, 2010, 2009 and 2008, respectively, and $317,000, $(6,000) and $66,000, in the Medical Products division for the years ended March 31, 2010, 2009 and 2008, respectively.
          We increased the consolidated reserve for doubtful accounts from $5,041,000 at March 31, 2009 to $6,158,000 at March 31, 2010.

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
          Inventory valuation is reviewed on a quarterly basis and adjustments are charged to the provision for inventory, which is a component of our product sales costs. Valuation adjustments to inventory were $342,000, $295,000 and $600,000 during fiscal 2010, 2009 and 2008, respectively.
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
          We have provided substantial deferred tax valuation allowances for certain deferred tax assets related to various subsidiaries in China and the U.S. as of March 31, 2010 because we are not able to conclude that it is more likely than not that those assets will be realized. The U.S. net operating loss carryforwards expire at varying dates through 2030 and the China net operating loss carryforwards expire at varying dates through 2015.
Fiscal year ended March 31, 2010 compared to fiscal year ended March 31, 2009
Overview of Consolidated Results
          Our consolidated revenue for fiscal 2010 was $171,191,000, a decrease of 0.2% from fiscal 2009 revenue of $171,442,000. We recorded income from operations of $14,412,000 for fiscal 2010, as compared to income from operations of $8,159,000 for fiscal 2009, with $5,000,000 of the increase attributable to reduced China business tax expense in our Healthcare Services division, as discussed below. We recorded net income of $8,204,000 for fiscal 2010, as compared to net income of $4,964,000 for fiscal 2009.
Healthcare Services Division
          For fiscal 2010, revenue from the division was $85,778,000, an increase of 8% over fiscal 2009 revenue of $79,357,000. (For information on how the timing of our revenue may be affected by seasonality and other fluctuations, see “Timing of Revenue”). The increased revenue is substantially attributable to growth in patient services in the Shanghai market. In the Beijing market, revenue was approximately the same as the prior year due to the effect of expansion construction projects on the hospital campus. We expect the negative impact of the expansion work to continue through the opening of the new facilities, currently planned for late in 2010. In the Guangzhou market, our clinic experienced significant growth in its first full year of operations.

          Expenses for the Healthcare Services division for fiscal 2010 was $71,385,000, a decrease of 1% from fiscal 2009 expenses of $72,048,000, primarily due to increases in the cost of patient services ($1,101,000), salary expense ($2,340,000), investor service fee ($672,000), and office rent ($446,000) offset by a decrease in business tax expense ($5,000,000) as discussed below. Salary expense represented 48% of division revenue in the recent period and 49% of revenue in the prior period. Cost allocated from the parent company to the division decreased $77,000, primarily for travel expense. Business tax expense in fiscal 2009 was $3,985,000 compared to a benefit $1,015,000 in fiscal 2010, primarily due to cash refunds of $3,324,000 received in fiscal 2010 for business tax previously paid. During 2009, the Chinese government revised its Business Tax regulations to clarify that for-profit healthcare services entities are exempt from the previously-assessed five percent business tax on revenues, retroactive to January 1, 2009, with continuing exemption for future periods.
          During the year ended March 31, 2010, the development and start up expenses, including post-opening expenses, for the division were $1,324,000 compared to $2,066,000 in the prior year, partially due to improved results in the Guangzhou clinic operations.
          The Healthcare Services division had income from operations after corporate allocations and before foreign exchange gains of $14,393,000 for fiscal 2010 compared to $7,309,000 for fiscal 2009. The impact of exchange rate fluctuations between the periods had a positive impact on income from operations of approximately $99,000.
Medical Products Division
          In fiscal 2010, this division had revenue of $85,413,000, a 7% decrease from revenue of $92,085,000 in fiscal 2009. The change in revenue was primarily due to a reduction in revenue recognized under government-backed loan programs, with $11,902,000 recognized in fiscal 2010 compared to $19,862,000 in the prior year. In addition, in the current period, we recognized increased sales in imaging product categories, which include diagnostic ultrasound and women’s health imaging, offset by decreases in sales of robotic surgical systems.
          In general, in the recent period, our results were negatively impacted by a slowdown in the growth rate for imported medical devices in fiscal 2010 due to our customer uncertainties about the timing of Chinese government spending under the health care reform program announced in April 2009. According to Chinese Customs statistics, in 2009 the growth rate for imported medical devices grew at an annual rate of approximately 7% compared to historical growth rates in excess of 20% per year. Additionally, while an approval was received for sales to certain Peoples Liberation Army customers during the period, the Chinese government review of import approvals for “Class A” capital medical equipment related to sales of our robotic surgical system to public hospital customers in China continued during the year. We believe both of these factors will be temporary, the general market conditions for healthcare devices in China to be good, and the demand for our products is increasing.
          Gross profit for the Medical Products division increased to $23,354,000 for fiscal 2010 from $23,058,000 for fiscal 2009. As a percentage of revenue, gross profit from the Medical Products division was 27%, a 2% increase compared to 25% for the same period last year. The gross profit margins in both periods were in line with historical averages.
          Expenses for the Medical Products division increased 7% to $23,720,000 for fiscal 2010 from $22,550,000 for fiscal 2009, including increases in salary expense ($997,000) and bad debts ($324,000), offset by decreases in selling expenses ($363,000). Cost allocated from the parent company to the division increased $413,000, primarily including auditing fees ($156,000) and business tax ($135,000).

          The division had a loss from operations before foreign exchange gains of $366,000 in fiscal 2010, compared with income from operations before foreign exchange gains of $508,000 in fiscal 2009. In the current period, the impact of exchange rate fluctuations between the periods had a negative impact on income from operations of approximately $85,000.
          Following the expiration of our most recent distributor agreement with J&J Medical China, we were unable to come to agreement on terms of renewal of the agreement and, during the period, agreed to transition out of our business relationship related to the distribution of the J&J Ortho Clinical Diagnostics clinical chemistry products. The final disposition of the related assets and liabilities has been substantially completed, and there was no significant impact to the Company’s financial position.
Other Income and Expenses
          Interest expense during fiscal 2010 was $983,000, as compared to interest expense of $1,004,000 in fiscal 2009. The decrease is due to decreases of short-term debt.
          Interest income during fiscal 2010 and fiscal 2009 was $1,487,000 and $1,738,000, respectively, with the decrease primarily due to lower interest rates.
          Miscellaneous expense during fiscal 2010 was $616,000. The expense in the current period was substantially due to the change in fair value of the warrants of $659,000. Miscellaneous expense during fiscal 2009 was $1,242,000, consisting of an expense for $1,080,000 in penalties in connection with the early redemption of the CDs and an expense of $721,000 to write off the derivatives related to the CDs recorded in other current assets, less a benefit for the reversal of $554,000 of unrecognized CD investment discounts previously recorded.
Taxes
          We recorded a provision of $6,096,000 for taxes in fiscal 2010, as compared to a provision for taxes of $2,687,000 for fiscal 2009. The effective tax rate in the current period was 42.6%. The effective tax rate in the prior year was 35.1%. Compared to the prior year, the effective tax rate primarily increased due to an increase in losses in entities for which we cannot recognize a tax benefit, and the creation of valuation allowances in fiscal 2010 for an entity that we were not able to conclude that it was more likely than not that the tax benefit would be realized.
Fiscal year ended March 31, 2009 compared to fiscal year ended March 31, 2008
Overview of Consolidated Results
          Our consolidated revenue for fiscal 2009 was $171,442,000, up 32% from fiscal 2008 revenue of $130,058,000. We recorded income from operations of $8,159,000 for fiscal 2009, as compared to income from operations of $8,339,000 for fiscal 2008. We recorded net income of $4,964,000 for fiscal 2009, as compared to net income of $3,655,000 for fiscal 2008.
Healthcare Services Division
          The Healthcare Services division operates our network of private healthcare facilities in China. During fiscal 2009, the division consisted of a network of United Family Hospitals and Clinics (UFH) in Beijing and Shanghai. In Beijing, the UFH network included Beijing United Family Hospital and Clinics, and two affiliated free-standing, primary care clinics. In Shanghai, the UFH network included Shanghai United Family Hospital and Clinics and one affiliated, free-standing, primary care clinic. As further described below, during fiscal 2009 we began expansion of the UFH network in the southern China market of Guangzhou in October 2008 with the opening of a free-standing primary care clinic. Our facilities are managed through a corporate level shared administrative network allowing cost and clinical efficiencies. We have initiated a pilot project to market our hospital management expertise to third party facilities not owned by Chindex. Our first managed facility was opened in the city of Wuxi in April of 2008.
          For fiscal 2009, revenue from the division was $79,357,000, an increase of 21% over fiscal 2008 revenue of $65,817,000 (for information on how the timing of our revenues is affected by seasonality and other fluctuations, see “Timing of Revenue”). This increase in revenue is attributable to growth in both inpatient and outpatient services provided in the Beijing and Shanghai markets but was less than expected. Total healthcare services operating costs increased over the years by 30% to $72,048,000 from $55,475,000, including salaries which increased by $10,140,000 over the years (representing 49% and 44% of division revenue in the recent and prior year, respectively). This increase was due to the renewal of multi-year physician contracts in an inflationary environment and the hiring of new personnel to meet the demand for expected continuing increases in services in both the Beijing and Shanghai facilities as well staffing for the Guangzhou clinic opening. Other costs increased $6,433,000 over the periods, primarily due to increases in direct patient care ($1,698,000), excise taxes ($1,322,000), cost allocated from the parent company ($1,074,000), primarily including local salary, other professional fee and travel, and rent expense ($671,000).
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
          The division has begun expansion of the United Family network of private healthcare facilities in China. We have raised additional capital and established credit facilities in the aggregate amount of up to approximately $105 million, subject to availability, to be used principally in connection with this expansion During fiscal 2009, the development and start-up costs, including post-opening expenses, for these projects were $2,066,000, compared to insignificant such costs and expenses in the prior year. In the coming year we have planned capital expenditures of more than $20 million for construction, equipment and information systems related to projects in each of our operating markets of Beijing, Shanghai and Guangzhou (see “Liquidity and Capital Resources”). In Beijing we are currently executing a major expansion of our existing hospital campus in Beijing which will double our size and available beds and add a major new clinic facility which we believe will open within the next year. In Guangzhou we opened a new clinic in 2008 and expect to open a 125-bed stand alone facility in 2012. In Shanghai, our proposed Shanghai Pudong District clinic encountered delays in 2008 due to zoning restrictions imposed by the Chinese government and we decided to abandon the initial site and to relocate the clinic rather than challenge the zoning restrictions. We now expect the opening of the Shanghai Pudong clinic facility in late fiscal 2010.
Medical Products Division
          The Medical Products division markets, distributes and sells select medical capital equipment, instrumentation and other medical products for use in hospitals in China and Hong Kong on the basis of both exclusive and non-exclusive agreements with the manufacturers of these products.
          In fiscal 2009, this division’s revenue was $92,085,000 which was a 43% increase over the revenue of $64,241,000 for fiscal 2008 (for information on how the timing of our revenues is affected by credit availability to our Chinese customers and other factors, see “Timing of Revenue”). During fiscal 2009, we reported significant increases in sales pursuant to government-backed loan programs and robotic surgical systems compared to the prior year. In addition, the division reported robust growth in sales of diagnostic ultrasound, woman’s health imaging systems, cosmetic laser systems and clinical chemistry product lines.

          In fiscal 2008, our reported revenues were negatively impacted by delays in final delivery of sales contracts under the U.S. Export-Import Bank and KfW Development bank financing programs and delays in approving product registrations by the Chinese Government, some of which had been in process for well over a year. While these circumstances were largely relieved in fiscal 2009, there can be no assurance that delays and regulatory issues of this nature will not arise again in the future.
          Gross profit for the Medical Products division increased to $23,058,000 during fiscal 2009 from $16,562,000 during fiscal 2008. As a percentage of revenue, gross profit from the Medical Products division decreased to 25% from 26% over the years. The gross profit margin in the current and prior period is in line with historical averages.
          Expenses for the Medical Products division increased to $22,550,000 from $19,169,000 over the years and, as a percentage of division revenue, decreased to 24% from 30% over the years. Salaries for the division increased by $288,000 over the year. The other costs for the division increased by $3,093,000 over the years due to costs allocated from the parent company ($2,301,000), primarily stock-based compensation, and selling costs ($638,000).
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
          In the Medical Products division we expect continued expansion of sales in all current product offerings as well as the addition of select new product lines and continued growth from our government-backed financing programs to fuel enhanced performance of the division. We believe that our new product technologies in diagnostic ultrasound, robotically assisted surgical systems and woman’s health imaging systems in particular are key growth segments of the market which we are addressing. Our product development process is focused on new areas of minimally invasive and robotic surgical techniques. We believe that the Chinese Government’s increasing investment in the healthcare system in China, including the recently announced three-year, $120 billion stimulus package will help to stimulate the market for medical devices from bottom to top and serve to deepen our market penetration in the medium term. In addition, our long-range development programs will focus on growing comprehensive supply chain services through strategic partnerships and expansion of our distribution channels.
Other Income and Expenses
          Interest expense during fiscal 2009 was $1,004,000, as compared to interest expense of $3,575,000 in the prior year. Included in the prior year expense is $2,860,000 in interest expense due to the conversion of a portion of our convertible debt accounted for in accordance with the provisions of EITF Issue 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,” and EITF 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments” (included in ASC 470-20).
          Interest income during the fiscal 2009 and prior year was $1,738,000 and $1,159,000 respectively. Interest income in the current year period also included $167,000 for the accretion of the discount on our variable-return CDs.
          Miscellaneous expense during fiscal 2009 and prior year was $1,242,000 and $226,000 respectively. During fiscal 2009, we recorded total miscellaneous expense of $1,247,000 in connection with our variable-return CDs, consisting of an expense for $1,080,000 in penalties in connection with the early redemption of the CDs and an expense of $721,000 to write off the derivatives related to the CDs less a benefit for the reversal of $554,000 of unrecognized CD investment discounts previously recorded.
Taxes
          We recorded a $2,687,000 tax expense from continuing operations in fiscal 2009, as compared to a tax expense of $2,042,000 for fiscal 2008. The increase in tax expense was due to an increase in income from continuing operations in fiscal 2009. The effective tax rate in fiscal 2009 of 35.1%, was slightly less than the effective tax rate of 35.8% in the prior year.
Liquidity and Capital Resources
          The following table sets forth our unrestricted cash, short-term investments, and accounts receivable for fiscal 2010 and 2009 (in thousands):

	March 31, 2010	March 31, 2009
Cash and cash equivalents	$50,654	$20,293
Investments	37,207	51,502
Accounts receivable	33,117	46,831
          The following table sets forth a summary of our cash flows from operating activities for fiscal 2010, 2009 and 2008 (in thousands):

	Years ended March 31,
	2010	2009	2008
OPERATING ACTIVITIES
Net income	$8,204	$4,964	$3,655
Non cash items	10,975	7,969	9,442
Changes in operating assets and liabilities:
Restricted cash	349	(2,374)	479
Accounts receivables	12,888	(27,676)	(2,190)
Accounts payable, accrued expenses, other current liabilities and deferred revenue	(3,926)	14,620	774
Other	(3,701)	431	(228)

Net cash provided by (used in) operating activities	$24,789	$(2,066)	$11,932

          Positive operating cash flow in fiscal 2010 was primarily due to higher net income compared to the prior year and collection of accounts receivable related to government-backed loan programs that were outstanding at the end of the previous year. Negative operating cash flow in fiscal 2009 was substantially due to the significant increase in product sales receivables resulting from unusually high revenue shipments of government-backed loan programs in the fourth quarter. Such contracts often require prepayment of purchases.
          The following table sets forth a summary of our cash flows from investing activities for fiscal 2010, 2009 and 2008 (in thousands):

	Years ended March 31,
	2010	2009	2008
INVESTING ACTIVITIES
Purchases of short-term investments and CDs	$(4,024)	$(90,950)	$—
Proceeds from redemption of CDs	18,331	38,920	—
Purchases of property and equipment	(7,086)	(5,721)	(3,207)

Net cash provided by (used in) investing activities	$7,221	$(57,751)	$(3,207)

          In July 2008, the Company invested $40.0 million in a series of Certificates of Deposit (CDs) with variable rates of return with Hong Kong-Shanghai Bank Corporation (HSBC). During the period, significant disruptions in the world financial and credit markets negatively affected these investments which were linked to various equity indices and foreign currency markets. In October 2008, the Company decided to redeem all of these CDs and invest the net proceeds in new CD’s with fixed rates averaging approximately 3.4% with a maturity of 15 months. At maturity in January 2010, the funds were invested in short-term CDs.
          The following table sets forth a summary of our cash flows from financing activities for fiscal 2010, 2009 and 2008 (in thousands):

	Years ended March 31,
	2010	2009	2008
FINANCING ACTIVITIES
Proceeds from debt, vendor financing and convertible debentures	$—	$—	$40,000
Repayment of debt, vendor financing and capitalized leases	(1,693)	(120)	(3,387)
Repurchase of restricted stock for income tax withholding	(109)	—	—
Proceeds from issuance of common stock, exercise of stock options and warrants	490	345	24,341
Debt issuance costs	—	(278)	(993)

Net cash (used in) provided by financing activities	$(1,312)	$(53)	$59,961

          As of the end of fiscal 2008, we had entered into a series of equity and debt financings, as described below, that provide for up to $105 million in total financing, subject to availability. Pursuant to these financings, to date we have received a total of $60 million in cash. The principal purpose of the financings is to provide a portion of the required funds for the expansion of our healthcare system in China, including two joint venture hospitals. Additional details of these financings may be found in Notes 7 and 8 to the consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.
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

          On December 10, 2007, we entered into a securities purchase agreement with the International Finance Corporation (a division of the World Bank) (IFC), pursuant to which we sold to IFC 538,793 shares of common stock for an aggregate purchase price of $10 million or the subscription price of $18.56 per share. The closing of the sale of common stock pursuant to the IFC securities purchase agreement occurred on January 11, 2008 at which time we received $10 million in cash. In addition, we have a loan agreement with IFC (the “IFC Facility”) that provides for loans in the aggregate amount of $25 million directly to our future healthcare joint ventures in China (the “IFC Loans”), subject to the satisfaction of certain disbursement conditions, including the establishment of joint venture entities (the “Joint Ventures”) qualified to undertake the construction, equipping and operation of the proposed healthcare facilities, minimum Company ownership and control over the Joint Ventures, the availability to IFC of certain information regarding the Joint Ventures and other preconditions. There can be no assurances that the preconditions to disbursements under the IFC Facility will be satisfied or that, in any event, disbursements under the IFC Facility will be achieved. As of the date of this report, we have experienced delays in the development timeline and certain changes in project scope for the proposed healthcare facilities due to the fluctuations and uncertainties in the real estate markets in China resulting from the global economic downturn, and as a result the formal Joint Ventures have yet to be finally approved. We have entered into an amendment to the IFC Loans extending the initial draw down date to July 1, 2010. Nonetheless, draws under the IFC Facility remain subject to the lender agreement as to project scope, collateral and other provisions. As initially negotiated, the term of the IFC Loans would be 9.25 years and would bear interest equal to a fixed base rate determined at the time of each disbursement of LIBOR plus 2.75% per annum. The interest rate may be reduced to LIBOR plus 2.0% upon the satisfaction of certain conditions. The loans would include certain other covenants that require the borrowers to achieve and maintain specified liquidity and coverage ratios in order to conduct certain business transactions such as pay intercompany management fees or incur additional indebtedness. Mutual agreement or amendment of these terms will be required in addition to the formation and approval of the Joint Ventures and finalization of conditions precedent, as to which there can be no assurances. The obligation of each borrowing joint venture under the IFC Loans would be guaranteed by the Company. In terms of security, IFC would have, among other things, a pledge of the Company’s equity interest in the borrowing joint ventures and a lien over the equipment owned by the borrowing joint ventures, as well as a lien over their bank accounts. As of March 31, 2010, the IFC Facility was not available.
          We have a loan agreement with DEG-Deutsche Investitions und Entwicklungsgesellschaft (DEG) of Cologne, Germany (a member of the KfW banking group) (the “DEG Facility”) providing for loans in the aggregate amount of $20 million for our future healthcare joint ventures in China (the “DEG Loans”), subject to substantially the same disbursement conditions as contained in the IFC Facility. There can be no assurance that the preconditions to disbursements under the DEG Facility will be satisfied or that, in any event, disbursements under the DEG Facility will be achieved. As of the date of this report, we have experienced delays in the development timeline and certain changes in project scope for the proposed healthcare facilities due to the fluctuations and uncertainties in the real estate markets in China resulting from the global economic downturn, and, as a result, the formal Joint Ventures have yet to be finally approved. We have entered into an amendment to the DEG Loans extending the initial draw down date by one year from July 1, 2009 to July 1, 2010. Nonetheless, draws under the DEG Facility remain subject to the lender agreement as to project scope, collateral and other provisions. As initially negotiated, the DEG Loans are substantially identical to the IFC Loans, having a 9.25-year term and an initial interest rate set at LIBOR plus 2.75%. Mutual agreement on or amendment of these terms will be required in addition to the formation and approval of the Joint Ventures and finalization of conditions precedent, as to which there can be no assurances. The DEG Loans would also be made directly to one or both of the future healthcare joint ventures in China, neither of which has been formed yet. The obligations under the DEG Loans would also be guaranteed by the Company and would be senior and secured, ranking pari passu in seniority with the IFC Loans and sharing pro rata with the IFC Loans in the security interest granted over the Company’s equity interests in the future healthcare joint ventures, the security interests granted over the assets of the borrowing joint ventures and any proceeds from the enforcement of such security interests. As of March 31, 2010, the DEG Facility was not available.

          In October 2005, BJU and SHU obtained long-term debt financing under a program with the IFC. As of March 31, 2010, the outstanding balance of this debt was 64,880,000 Chinese Renminbi (current translated value of $9,505,000 and is classified as long-term). The term of the loan is 10 years at an initial interest rate of 6.73% with the borrowers required to begin making payments into a sinking fund beginning in September 2010. The interest rate will be reduced to 4.23% for any amount of the outstanding loan on deposit in the sinking fund. The loan program also includes certain other covenants which require the borrowers to achieve and maintain specified liquidity and coverage ratios in order to conduct certain business transactions such as pay intercompany management fees or incur additional indebtedness. As of March 31, 2010, the Company was in compliance with the loan covenants as amended. Chindex International, Inc. guaranteed repayment of this loan. In terms of security, IFC has, among other things, a lien over the equipment owned by the borrowers and over their bank accounts. In addition, IFC has a lien over Chindex bank accounts not already pledged, but not over other Chindex assets.
          As of March 31, 2010, there were letters of credit outstanding in the amount of $186,000 and we had no borrowings under our $1,750,000 credit facility with M&T Bank. The borrowings under that credit facility bear interest at 1.00% over the three-month London Interbank Offered Rate (LIBOR). At March 31, 2010, the interest rate on this facility was 1.27%. Balances outstanding under the facility are payable on demand, fully secured and collateralized by government securities acceptable to the Bank having an aggregate fair market value of not less than $1,945,000.
          Restricted cash of $3,024,000 as of March 31, 2010, primarily represents collateral related to performance bonds issued in connection with the execution of certain contracts for the supply of medical equipment in our Medical Products division. Scheduled expiration of these bonds is from July 2010 through September 2011.
          We had an agreement with a major vendor whereby the vendor has agreed to provide up to $4,000,000 of long-term (one and one-half years on those transactions that have occurred to date) payment terms on our purchase of certain medical equipment from the vendor under government-backed financing program contracts. The arrangement carries an interest component of five percent per annum. As of March 31, 2010, the Company had $1,453,000 outstanding on short-term debt under this agreement.
          Over the past year and a half, there have been continuing and significant disruptions in the world financial and credit markets including those in China. As of the date of this report, we have not experienced significant negative impacts to operating activities as a result of these events. We have taken steps to ensure the security of our cash and investment holdings through deposits with highly liquid, global banking institutions and government-backed insurance programs in the United States and elsewhere. Our daily operations in the Healthcare Services division generate operating cash flows and have not been dependent upon credit availability. Our patient base in our current facilities are by and large considered to be in the wealthiest segment of society, for whom healthcare spending represents a very small percentage of their income and therefore is expected to be less impacted by the economic slowdown and to the extent their assets are affected, this will likely not impact their decision making on healthcare purchases. The UFH development projects to establish and build hospitals in China are expected to be funded with existing cash and credit facilities as described above, provided that there can be no assurances that such facilities will be available or sufficient, that the preconditions to disbursements under the facilities will be satisfied or that, in any event, disbursements under the IFC/DEG Facilities will be achieved. Our Medical Products division is somewhat dependent upon credit availability for the opening of bid and performance bonds and the extension of credit terms to our Chinese customers through our government-backed financing packages. However, the budgeting and procurement cycle for large capital purchases by our customers could be impacted by the economic slowdown or the Chinese government reform and stimulus programs related to the health care industry in China. In general, the recent periods’ results were negatively impacted by a slowdown in the growth rate for imported medical devices in 2010.
          Over the next twelve months we anticipate total capital expenditures of approximately $47 million related to the maintenance and expansion of our business operations.

          In our three operating markets of Beijing, Shanghai and Guangzhou, our Healthcare Services division plans capital expenditures of approximately $13.0 million for maintenance, development of existing facilities and implementation of a new healthcare information system platform. In addition, the expansion projects in the Beijing market are planned for capital expenditures of approximately $34.0 million for construction and equipment. These expansions will be funded through corporate capital reserves, cash flow from operations and limited short-term vendor financing arrangements.
          Our Medical Products division intends to finance approximately $100,000 in capital expenditures for market expansion programs, including investment in equipment seeding programs from cash flows from operations and corporate capital reserves.
          In addition, as described above, we have raised capital reserves and established future debt facilities, which are currently not available as described above, the principal purpose of which is to fund expansion of our United Family Healthcare network. The expansion projects in the Beijing and Guangzhou markets are underway. Due to the timing of the development process for the planned joint venture hospital in Guangzhou, significant expenditures for that project are not expected until fiscal 2011 and beyond. There can be no assurances that any of the foregoing projects will be completed, that the actual costs or timing of the projects will not exceed our expectations or that the foregoing expected sources of financing, including the IFC and DEG debt facilities, will be available or sufficient for any proposed capital expenditures.
Contractual Arrangements
          The following table sets forth our contractual obligations and sinking fund requirements as of March 31, 2010:
(in thousands)

	Total	2011	2012	2013	2014	2015	Thereafter
Bank Loan (1)	$12,000	$1,590	$1,526	$2,413	$2,285	$2,157	$2,029
JPM financing	15,000	—	—	—	—	—	15,000
Vendor financing	1,453	1,453	—	—	—	—	—
Operating leases	25,782	4,436	3,239	2,441	1,915	1,851	11,900
Other (2)	78	78	—	—	—	—	—

Total contractual obligations	$54,313	$7,557	$4,765	$4,854	$4,200	$4,008	$28,929

(1)	Represents sinking fund deposits and also includes interest of $2,495,000.

(2)	Contractual fees owed to our BJU joint venture partner.
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

          In the Medical Products division, sales of capital equipment often require protracted sales efforts, long lead times, financing arrangements and other time-consuming steps. For example, many end-users are required to purchase capital equipment through a formal public tendering process, which often entails an extended period of time before the sale can be completed. Further, in light of the dependence by purchasers of capital equipment on the availability of credit, the timing of sales may depend upon the timing of our or our purchasers’ abilities to arrange for credit sources, including loans from local Chinese banks or financing from international loan programs such as those offered by the U.S. Export-Import Bank and the German KfW Development Bank. All medical devices are required to be registered by the Chinese government prior to sale, the timing of our sales may be impacted if there are delays in receiving these registrations or such registrations expire prior to renewal. In addition, a relatively limited number of orders and shipments may constitute a meaningful percentage of our revenue in any one period. These contracts typically involve numerous vendors, products, and extended delivery schedules which can span reporting periods, resulting in deferred revenues.
          As a result of these factors impacting the timing of revenues, our operating results have varied and are expected to continue to vary from period to period and year to year.
Foreign Currency Exchange and Impact of Inflation
          Because we receive over 62% of our revenue and generated 64% of our expenses within China, we have foreign currency exchange risk. The Chinese currency (RMB) is not freely traded and is closely controlled by the Chinese Government. The U.S. dollar (USD) has experienced volatility in world markets recently. During fiscal 2010 the RMB was basically unchanged against the USD resulting in a cumulative rate change of 0.14% for the year. During fiscal 2010, fluctuation in the Euro-USD exchange rate resulted in exchange gains of $393,000 which are included in general and administrative expenses on our consolidated statements of operations.
          As part of our risk management program, we also perform sensitivity analyses to assess potential changes in revenue, operating results, cash flows and financial position relating to hypothetical movements in currency exchange rates. Our sensitivity analysis of changes in the fair value of the RMB to the USD at March 31, 2010, indicated that if the USD uniformly increased in value by 10% relative to the RMB, we would have experienced an 11% decrease in net income. Conversely, a 10% increase in the value of the RMB relative to the USD at March 31, 2010, would have resulted in a 14% increase in net income.
          Based on the Consumer Price Index, in the fiscal year ended March 31, 2010, inflation in China was 2.4% and inflation in the United States was 2.3%. The average annual rate of inflation over the three-year period from 2008 to 2010 was 3.3% in China and 2.1% in the United States.
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
Bethesda, Maryland
We have audited Chindex International, Inc.’s internal control over financial reporting as of March 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Chindex International, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Controls and Procedures. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, Chindex International, Inc. maintained, in all material respects, effective internal control over financial reporting as of March 31, 2010, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Chindex International, Inc. as of March 31, 2010 and 2009, and the related consolidated statements of operations, cash flows and stockholders’ equity for each of the three years in the period ended March 31, 2010 and our report dated June 14, 2010 expressed an unqualified opinion thereon.
/s/ BDO Seidman, LLP
Bethesda, Maryland
June 14, 2010

Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
Chindex International, Inc.
Bethesda, Maryland
We have audited the accompanying consolidated balance sheets of Chindex International, Inc. (the Company) as of March 31, 2010 and 2009 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended March 31, 2010. In connection with our audits of the financial statements, we have also audited the financial statement schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Chindex International, Inc. at March 31, 2010 and 2009, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2010, in conformity with accounting principles generally accepted in the United States of America.
Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
As discussed in Note 8 to the consolidated financial statements, the Company adopted the provisions of Emerging Issues Task Force 07-5, “Determining Whether an Instrument (or an Embedded Feature) is Indexed to an Entity’s Own Stock” (included in ASC 815-40-15), effective April 1, 2009.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Chindex International, Inc.’s internal control over financial reporting as of March 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated June 14, 2010 expressed an unqualified opinion thereon.
/s/ BDO Seidman, LLP
Bethesda, Maryland
June 14, 2010

CHINDEX INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands except share data)

	March 31, 2010	March 31, 2009

ASSETS
Current assets:
Cash and cash equivalents	$50,654	$20,293
Restricted cash	468	1,854
Investments	37,207	51,502
Accounts receivable, less allowance for doubtful accounts of $6,158 and $5,041, respectively
Product sales receivables	22,760	37,994
Patient service receivables	10,357	8,837
Inventories, net	14,411	11,346
Deferred income taxes	2,843	2,410
Other current assets	3,032	3,239

Total current assets	141,732	137,475
Restricted cash	2,556	1,437
Property and equipment, net	23,678	20,633
Noncurrent deferred income taxes	103	1,031
Other assets	2,774	2,061

Total assets	$170,843	$162,637

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt, current portion of long-term debt and vendor financing	$1,453	$1,631
Current portion of capitalized leases	—	22
Accounts payable	13,979	12,259
Accrued expenses	14,022	21,141
Other current liabilities	3,826	3,614
Deferred revenue	2,549	1,539
Income taxes payable	2,218	1,568

Total current liabilities	38,047	41,774
Long-term debt, vendor financing and convertible debentures	22,593	23,709
Long-term accrued liabilities	84	—
Long-term deferred revenue	968	595
Long-term deferred tax liability	240	119

Total liabilities	61,932	66,197

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value, 500,000 shares authorized, none issued	—	—
Common stock, $.01 par value, 28,200,000 shares authorized, including 3,200,000 designated Class B:
Common stock — 13,765,857 and 13,452,007 shares issued and outstanding at March 31, 2010 and March 31, 2009, respectively	138	135
Class B stock — 1,162,500 shares issued and outstanding at March 31, 2010 and March 31, 2009, respectively	12	12
Additional paid-in capital	100,269	95,808
Accumulated other comprehensive income	3,016	3,072
Retained earnings (accumulated deficit)	5,476	(2,587)

Total stockholders’ equity	108,911	96,440

Total liabilities and stockholders’ equity	$170,843	$162,637

The accompanying notes are an integral part of these consolidated financial statements.

CHINDEX INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except share and per share data)

	Years ended March 31,
	2010	2009	2008

Product sales	$85,413	$92,085	$64,241
Healthcare services revenue	85,778	79,357	65,817

Total revenue	171,191	171,442	130,058

Costs and expenses
Product sales costs	62,059	69,027	47,679
Healthcare services costs	66,467	67,084	51,810
Selling and marketing expenses	14,361	13,284	12,175
General and administrative expenses	13,892	13,888	10,055

Income from operations	14,412	8,159	8,339

Other (expenses) and income
Interest expense	(983)	(1,004)	(3,575)
Interest income	1,487	1,738	1,159
Miscellaneous (expense) income — net	(616)	(1,242)	(226)

Income before income taxes	14,300	7,651	5,697
Provision for income taxes	(6,096)	(2,687)	(2,042)

Net income	$8,204	$4,964	$3,655

Net income per common share — basic	$.56	$.34	$.32

Weighted average shares outstanding — basic	14,579,759	14,410,033	11,369,607

Net income per common share — diluted	$.52	$.31	$.27

Weighted average shares outstanding — diluted	16,132,339	16,021,723	13,361,443

The accompanying notes are an integral part of these consolidated financial statements.

CHINDEX INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years ended March 31,
	2010	2009	2008
OPERATING ACTIVITIES
Net income	$8,204	$4,964	$3,655
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	4,092	3,594	3,165
Provision for sales demonstration inventory	541	652	706
Inventory write down	342	295	600
Provision for doubtful accounts	1,467	1,643	1,673
Loss on disposal of property and equipment	16	297	245
Deferred income taxes	704	(1,835)	(547)
Stock based compensation	3,283	2,881	1,341
Foreign exchange gain	(385)	(342)	(604)
Amortization of debt issuance costs	9	9	3
Amortization of debt discount	247	247	2,860
Early redemption penalties for variable-return CDs	—	1,080	—
Non-cash interest income on variable-return CDs	—	(552)	—
Non-cash charge for change in fair value of warrants	659	—	—
Changes in operating assets and liabilities:
Restricted cash	349	(2,374)	479
Accounts receivable	12,888	(27,676)	(2,190)
Inventories	(3,918)	(319)	(454)
Other current assets and other assets	(432)	(467)	570
Accounts payable, accrued expenses, other current liabilities and deferred revenue	(3,926)	14,620	774
Income taxes payable	649	1,217	(344)

Net cash provided by (used in) operating activities	24,789	(2,066)	11,932
INVESTING ACTIVITIES
Purchases of short-term investments and CDs	(4,024)	(90,950)	—
Proceeds from redemption of CDs	18,331	38,920	—
Purchases of property and equipment	(7,086)	(5,721)	(3,207)

Net cash provided by (used in) investing activities	7,221	(57,751)	(3,207)
FINANCING ACTIVITIES
Proceeds from debt, vendor financing and convertible debentures	—	—	40,000
Debt issuance costs	—	(278)	(993)
Repayment of debt, vendor financing and capitalized leases	(1,693)	(120)	(3,387)
Repurchase of restricted stock for income tax withholding	(109)	—	—
Proceeds from issuance of common stock	—	—	19,949
Proceeds from exercise of stock options and warrants	490	345	4,392

Net cash (used in) provided by financing activities	(1,312)	(53)	59,961
Effect of foreign exchange rate changes on cash and cash equivalents	(337)	905	1,466

Net increase (decrease) in cash and cash equivalents	30,361	(58,965)	70,152
Cash and cash equivalents at beginning of year	20,293	79,258	9,106

Cash and cash equivalents at end of year	$50,654	$20,293	$79,258

Supplemental disclosures of cash flow information:
Cash paid for interest	$641	$648	$740
Cash paid for taxes	$4,770	$3,303	$2,869

Non-cash investing and financing activities consist of the following:
Property and equipment additions included in accounts payable	$532	$—	$—
Cashless exercise of warrants at fair value	$800	$—	$—
Transfer of demonstration equipment from property and equipment to inventory		$—	$1,251
Acquisition of inventory through vendor financing agreement	$—	$2,294	$651
Conversion of convertible debt into common stock (net of unamortized debt issuance costs of $160)	$—	$—	$24,840
The accompanying notes are an integral part of these consolidated financial statements.

CHINDEX INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the years ended March 31, 2010, 2009 and 2008
(in thousands except share data)

						Retained	Accumulated
						Earnings	Other
	Common Stock		Common Stock Class B		Additional Paid In	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Total

Balance at March 31, 2007	9,498,518	$95	1,162,500	$12	$38,911	$(11,206)	$106	$27,918
Net income 2008	—	—	—	—	—	3,655	—	3,655
Foreign currency translation adjustment	—	—	—	—	—	—	2,104	2,104

Comprehensive income	—	—	—	—	—	—	—	5,759

Stock based compensation	—	—	—	—	1,341	—	—	1,341
Shares issued	2,424,569	24	—	—	44,765	—	—	44,789

Beneficial conversion feature on convertible debt, net of tax	—	—	—	—	3,189	—	—	3,189

Options and warrants exercised, and issuance of restricted stock	1,151,506	12	—	—	4,380	—	—	4,392

Balance at March 31, 2008	13,074,593	131	1,162,500	12	92,586	(7,551)	2,210	87,388

Net income 2009	—	—	—	—	—	4,964	—	4,964
Foreign currency translation adjustment	—	—	—	—	—	—	862	862

Comprehensive income	—	—	—	—	—	—	—	5,826

Stock based compensation	—	—	—	—	2,881	—	—	2,881

Options and warrants exercised and issuance of restricted stock	377,414	4	—	—	341	—	—	345

Balance at March 31, 2009	13,452,007	135	1,162,500	12	95,808	(2,587)	3,072	96,440

Net income 2010	—	—	—	—	—	8,204	—	8,204
Foreign currency translation adjustment	—	—	—	—	—	—	(56)	(56)

Comprehensive income	—	—	—	—	—	—	—	8,148

Cumulative effect of change in accounting principle	—	—	—	—	—	(141)	—	(141)
Stock based compensation	—	—		—	3,283	—	—	3,283
Exercise of warrants	—	—	—	—	800	—	—	800

Options and warrants exercised and issuance of restricted stock	313,850	3	—	—	378	—	—	381

Balance at March 31, 2010	13,765,857	$138	1,162,500	$12	$100,269	$5,476	$3,016	$108,911

The accompanying notes are an integral part of these consolidated financial statements.

CHINDEX INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
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
Policies and procedures
FASB Accounting Standards Codification
     The Financial Accounting Standards Board (FASB) has established the FASB Accounting Standards Codification (ASC or Codification) as the single source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB ASC supersedes all existing non-SEC accounting and reporting standards. Following the issuance of the Codification, the FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force (EITF) Abstracts. Instead, it will issue Accounting Standards Updates, which will serve to update the Codification.
     GAAP has not changed as a result of the FASB’s Codification project, but it changed the way the guidance is organized and presented. As a result, these changes will have a significant impact on how companies reference GAAP in their financial statements and in their accounting policies for financial statements issued for interim and annual periods ending after September 15, 2009. In implementing the Codification, Chindex is currently providing references to the Codification topics alongside the previous GAAP references, if applicable.
Consolidation
     The consolidated financial statements include the accounts of the Company, its subsidiaries and variable interest entities. All inter-company balances and transactions are eliminated in consolidation.

Revenue Recognition
     The Company earns revenue from providing healthcare services and sales of products. Substantially all revenue in the Healthcare Services division is from providing services and substantially all revenue in the Medical Products division is from the sale of products. (See Note 16 for further information on sales, gross profit by division, and income (loss) from operations before foreign exchange.)
     Revenue related to services provided by the Healthcare Services division is net of contractual adjustments or discounts and is recognized in the period services are provided. The Healthcare Services division makes an estimate at the end of the month for certain inpatients who have not completed service. This estimate reflects only the cost of care up to the end of the month.
     Revenue related to the sale of medical equipment, instrumentation and products to customers in China by our Medical Products division is recognized upon product shipment. Revenue from sales to customers in Hong Kong is recognized upon delivery. We provide installation, warranty, and training services for certain of our capital equipment and instrumentation sales. These services are viewed as perfunctory to the overall arrangement and are not accounted for separately from the equipment sale. Costs associated with installation, training and standard warranty are not significant and are recognized in cost of sales as they are incurred, while costs associated with non-standard warranties are accrued. Revenue from the separate sale of extended warranties is deferred and recognized over the warranty period. Sales involving multiple elements are analyzed and recognized under the guidelines of Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition” and EITF Issue 00-21, “Revenue Arrangements with Multiple Deliverables” (included in ASC 605-25). From time to time, the Company supplies products and services to its customers which are delivered over time. In some cases, this can result in deferral of revenue to future periods. Deferred revenue was $3,517,000 and $2,134,000 as of March 31, 2010 and March 31, 2009, respectively.
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
Accounts Receivable
     Accounts receivable are customer obligations due under normal trade terms. They consist primarily of amounts due from the sale of various products and services. Accounts receivable are reviewed on a quarterly basis to determine if any receivables will potentially be uncollectible based on the aging of the receivable and historical cash collections. Any accounts receivable balances that are determined to be uncollectible, along with a general allowance estimated as a percentage of probable collectibility, are included in the overall allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Management believes that the allowance for doubtful accounts as of March 31, 2010 and 2009 is adequate; however, actual write-offs might exceed the recorded allowance.
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
     Inventory valuation is reviewed on a quarterly basis and adjustments are charged to the provision for inventory, which is a component of our product sales costs. Valuation adjustments to inventory were $342,000, $295,000 and $600,000 during fiscal 2010, 2009 and 2008, respectively.
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
     The Company assesses the impairment of long-lived assets in accordance with Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (included in ASC 360). The Company evaluates its long-lived assets for impairment when indicators of impairment are identified. The Company records impairment charges based upon the difference between the fair value and carrying value of the original asset when undiscounted cash flows indicate the carrying value will not be recovered. No impairment losses have been recorded in the accompanying consolidated statements of operations.
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
     In accordance with SFAS No. 109, “Accounting for Income Taxes” (SFAS 109, included in ASC 740), provisions for income taxes are based upon earnings reported for financial statement purposes and may differ from amounts currently payable or receivable because certain amounts may be recognized for financial reporting purposes in different periods than they are for income tax purposes. Deferred income taxes result from temporary differences between the financial statement amounts of assets and liabilities and their respective tax bases. A valuation allowance reduces the net deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized.
     On April 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No.109” (FIN 48, included in ASC 740). FIN 48 clarifies the criteria for recognizing tax benefits related to uncertain tax positions under SFAS 109 and requires additional financial statement disclosure. FIN 48 requires that the Company recognize, in its consolidated financial statements, the impact of a tax position if that position is not more likely than not to be sustained upon examination, based on the technical merits of the position. FIN 48 also requires explicit disclosure about the Company’s uncertainties related to each income tax position, including a detailed roll-forward of tax benefits taken that do qualify for financial statement recognition. It is our policy to recognize interest and penalties related to income tax matters in income tax expense.
Cash Equivalents and Restricted Cash
     The Company considers unrestricted cash on hand, deposits in banks, certificates of deposit, money market funds and short-term marketable securities with an original or remaining maturity at the date of acquisition of three months or less to be cash and cash equivalents. Restricted cash is composed of deposits collateralizing bid and performance bonds. (See below Note 7.)
Earnings Per Share
     The Company follows SFAS No. 128, “Earnings per Share” (included in ASC 260) whereby basic earnings per share excludes any dilutive effects of options, warrants and convertible securities and diluted earnings per share includes such effects. The Company does not include the effects of stock options, restricted stock, warrants and convertible securities for periods when the Company reports a net loss as such effects would be antidilutive.
     On March 18, 2008, the Company’s Board of Directors and stockholders authorized a 3-for-2 stock split of all shares of the Company’s common stock, par value $0.01 per share, including its Class B common stock, which was effected on April 1st, 2008. All common share and per share information has been retroactively restated to reflect the 3-for-2 stock split.
Stock- Based Compensation
     SFAS No. 123(R), “Share-Based Payment” (included in ASC 718) requires that stock options and other share-based payments made to employees be accounted for as compensation expense and recorded at fair value. Under this standard, companies are required to estimate the fair value of share-based payment awards on the date of the grant. The value of the portion of the award that is ultimately expected to vest is recognized as expense ratably over the requisite service periods in the Company’s consolidated statements of operations. The Company uses the Black-Scholes option pricing model to estimate the fair value of stock options granted.
     Compensation costs related to equity compensation, including stock options and restricted stock, for the years ended March 31, 2010, March 31, 2009 and March 31, 2008 were $3,283,000, $2,881,000 and $1,341,000, respectively. Of the $3,283,000, $837,000 is included in healthcare services costs, $158,000 in products sales costs and $2,288,000 in general and administrative expenses on the consolidated statements of operations. Of the $2,881,000, $674,000 is included in healthcare services costs, $111,000 in products sales costs and $2,096,000 in general and administrative expenses on the consolidated statements of operations. Of the $1,341,000, $291,000 is included in healthcare services costs, $47,000 in products sales costs and $1,003,000 in general and administrative expenses on the consolidated statements of operations. No amounts relating to the share-based payments have been capitalized.
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
     The assumptions used to determine the value of the options at the grant date for options granted during the year ended March 31, 2010 were:

Volatility	75.00% - 76.80%
Dividend yield	0.00%
Risk-free interest rate	2.70%
Expected average life	6.0 years
     The assumptions used to determine the value of the options at the grant date for options granted during the year ended March 31, 2009 were:

Volatility	70.00% - 72.60%
Dividend yield	0.00%
Risk-free interest rate	3.27%
Expected average life	7.0 years
     The assumptions used to determine the value of the options at the grant date for options granted during the year ended March 31, 2008 were:

Volatility	71.36% - 71.82%
Dividend yield	0.00%
Risk-free interest rate	3.61% - 4.12%
Expected average life	7.0 years
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
     Based on historical experience, the Company has assumed a forfeiture rate of 6.00% as of March 31, 2010, 2009 and 2008 on its stock options and restricted stock. The Company will record additional expense if the actual forfeitures are lower than estimated and will record a recovery of prior expense if the actual forfeitures are higher than estimated.
Debt Issuance Costs
     Debt issuance costs incurred are capitalized and amortized based on the life of the debt obligations from which they arose, using the effective interest method. The amortization of these costs is included in interest expense in the consolidated statements of operations.
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
Reclassifications
     Certain balances in the 2009 and 2008 consolidated financial statements have been reclassified to conform to the 2010 presentation.
Recent Accounting Pronouncements
     In September 2009, the FASB ratified the consensus reached in EITF Issue No. 08-1, “Revenue Arrangements with Multiple Deliverables,” now codified as Accounting Standards Update ASU 2009-13. The EITF reached a consensus to eliminate the residual method of allocation and the requirement to use the relative selling price method when allocating revenue in a multiple deliverable arrangement. When applying the relative selling price method, the selling price for each deliverable shall be determined using vendor specific objective evidence of selling price, if it exists, otherwise third-party evidence of selling price. If neither vendor specific objective evidence nor third-party evidence of selling price exists for a deliverable, the vendor shall use its best estimate of the selling price for that deliverable when applying the relative selling price method. This Issue shall be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with earlier application permitted. A company may elect, but will not be required, to adopt the amendments in ASU 2009-13 retrospectively for all prior periods. The adoption of ASU 2009-13 is not expected to have a material impact on our consolidated financial statements.
     In December 2009, FASB issued ASU 2009-17, “Consolidations (Topic 810) — Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities,” which codifies SFAS No. 167, “Amendments to FASB Interpretation No. 46(R.)” ASU 2009-17 represents a revision to former FASB Interpretation No. 46 (Revised December 2003), “Consolidation of Variable Interest Entities,” and changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. ASU 2009-17 also requires a reporting entity to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement. ASU 2009-17 is effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009. Early application is not permitted. The adoption of ASU 2009-17, which we will adopt at the beginning of our 2011 fiscal year, is not expected to have a material impact on our consolidated financial statements.

     In January 2010, the FASB issued ASU 2010-06, “Fair Value Measurements and Disclosures (Topic 820) — Improving Disclosures about Fair Value Measurements.” This ASU requires new disclosures and clarifies certain existing disclosure requirements about fair value measurements. ASU 2010-06 requires a reporting entity to disclose significant transfers in and out of Level 1 and Level 2 fair value measurements, to describe the reasons for the transfers, and to present separately information about purchases, sales, issuances and settlements for fair value measurements using significant unobservable inputs. ASU 2010-06 was effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the rollforward of activity in Level 3 fair value measurements, which is effective for interim and annual reporting periods beginning after December 15, 2010. Early adoption is permitted. The adoption of ASU 2010-06 will not have a material impact on our consolidated financial statements.
2. INVESTMENTS
     The following table summarizes the Company’s investments, including accrued interest, as of March 31, 2010 and March 31, 2009 (in thousands):

	March 31, 2010	March 31, 2009
Current investments:
Certificates of deposit	$33,322	$49,052
U.S. Government Sponsored Enterprises	3,263	2,450
Corporate bonds	622	—

Total current investments	$37,207	$51,502

     The Company’s current investments as of March 31, 2010 include $33,322,000 of Certificates of Deposit, which approximates cost, with fixed interest rates between 0.15% and 2.25% issued by HSBC, a large international financial institution, and by large financial institutions in China. The Company’s current investments also include available-for-sale securities at fair value, which approximates cost, of $3,263,000 issued by U.S. government-sponsored enterprises and corporate bonds of $622,000, which mature within one year. The Company’s current investments are recorded at fair value, and the difference between fair value and amortized cost as of March 31, 2010 was de minimis. The Company’s short-term investments as of March 31, 2009 consisted of $49,052,000 of Certificates of Deposit with six, 12 and 15 month terms and fixed interest rates between 2.25% and 3.64%, respectively, issued by HSBC and large financial institutions in China, as well as available-for-sale securities at fair value, which approximated cost, of $2,450,000 issued by U.S. government agencies which mature within one year. The Certificates of Deposit are intended to be held to maturity and are recorded at cost which approximates fair value.
     In July 2008, the Company invested $40.0 million in three variable-return CDs: an Asian Foreign Currency (“FX”) CD, a S&P 500 CD and a Hang Seng China Enterprise Index (“HSCEI”) CD. These CDs bore rates of return that were indexed to various equity indices and foreign currency markets. In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133, included in ASC 815), the component of these CDs that represents the variability of the instruments’ return based upon the performance of an underlying index was considered a derivative and therefore was bifurcated from the remainder of the CD. Accordingly, each investment consisted of a CD and a derivative. The CDs were initially recorded at cost less a discount equal to the initial fair value of the derivative portion of the CD. The resulting discounts were to be accreted over the expected life of the CD using the effective interest method. The derivative instruments were measured at fair value, in accordance with SFAS 133, at the date of acquisition and would be re-measured at each subsequent quarter end with changes in the fair value reflected in the Company’s miscellaneous income (expense) in the accompanying consolidated statements of operations. The valuations of the derivative portion of the CDs were obtained from a financial institution which determined the value of the options using a Black-Scholes model which incorporated index/currency value, volatility and interest rates.

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
     During fiscal 2009, the Company recorded interest income of $1,738,000 for accretion of the discount on the CDs and also recorded total miscellaneous expense of $1,247,000, consisting of an expense for $1,080,000 in penalties in connection with the early redemption of the CDs, an expense of $721,000 to write off the remaining balance of the derivatives related to the CDs recorded in other current assets, less a benefit in the statements of operations for the reversal of $554,000 of unrecognized CD investment discounts previously recorded.
3. ACCOUNTS RECEIVABLE
(in thousands)

	March 31, 2010	March 31, 2009

Product sales, other than loan projects	$11,356	$20,787
Loan projects	11,404	17,207

Product sales receivables	22,760	37,994
Patient service receivables	10,357	8,837

	$33,117	$46,831

Loan projects represent projects with government-backed financing for sales of equipment to customers in China.
4. INVENTORIES, NET
(in thousands)

	March 31, 2010	March 31, 2009

Inventories, net, consist of the following:
Merchandise and demonstration inventory, net	$10,856	$8,235
Healthcare services inventory	1,063	919
Spare parts, net	2,492	2,192

	$14,411	$11,346

The inventory valuation allowance for spare parts was $276,000 at March 31, 2010 and $151,000 at March 31, 2009. The allowance for sales demonstration inventory was $2,397,000 at March 31, 2010 and $2,264,000 at March 31, 2009.

5. PROPERTY AND EQUIPMENT, NET
(in thousands)

	March 31, 2010	March 31, 2009

Property and equipment, net consists of the following:
Furniture and equipment	$18,620	$17,917
Vehicles	124	21
Construction in progress	3,885	741
Leasehold improvements	19,654	19,395

	42,283	38,074
Less: accumulated depreciation and amortization	(18,605)	(17,441)

	$23,678	$20,633

     Construction in progress relates to the development of the United Family Healthcare network of private hospitals and health clinics in China, including facilities and systems development. Construction costs incurred during the year ended March 31, 2010 primarily related to the expansion of the Company’s existing Beijing hospital campus as well as the construction of an affiliated clinic in Beijing offering comprehensive cancer care, neurosurgery and orthopedic surgery. Capitalized interest on construction in progress was $35,000 in fiscal 2010; no interest expense was capitalized in prior years. Depreciation and amortization expense for property and equipment for the years ended March 31, 2010, 2009 and 2008 was $4,092,000, $3,594,000 and $3,165,000, respectively.
6. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
(in thousands)

	March 31, 2010	March 31, 2009

Accrued expenses:
Accrued contract expenses	$4,250	$13,797
Accrued expenses- healthcare services	2,602	1,761
Accrued compensation	5,834	5,101
Accrued expenses- other	1,336	482

	$14,022	$21,141

Other current liabilities:
Accrued other taxes payable- non-income	$895	$777
Customer deposits	1,935	1,561
Current deferred tax liabilities	49	—
Other current liabilities	947	1,276

	$3,826	$3,614

7. DEBT
The Company’s short-term and long-term debt balances are (in thousands):

	March 31, 2010		March 31, 2009
	Short term	Long term	Short term	Long term
Vendor financing — Product Sales	$1,453	$—	$1,568	$1,377
Vendor financing — Healthcare Services	—	—	63	—
Long term loan	—	9,505	—	9,491
Convertible notes, net of debt discount	—	13,088	—	12,841

	$1,453	$22,593	$1,631	$23,709

Vendor financing — Product Sales
     The Company has a financing agreement with a major vendor whereby the vendor has agreed to provide up to $4,000,000 of long-term (one and one-half years on those transactions that have occurred to date) payment terms on our purchase of certain medical equipment from the vendor under government-backed financing program contracts. The arrangement carries an interest component of five percent per annum.
Line of credit
     As of March 31, 2010, there were letters of credit outstanding in the amount of $186,000 and no outstanding balance under our $1,750,000 credit facility with M&T Bank. The borrowings under that credit facility bear interest at 1.00% over the three-month London Interbank Offered Rate (LIBOR). At March 31, 2010, the interest rate on this facility was 1.27%. Balances outstanding under the facility are payable on demand, fully secured and collateralized by government securities acceptable to the Bank having an aggregate fair market value of not less than $1,945,000. At March 31, 2009, there were no letters of credit outstanding and no outstanding balance under this facility.
Long term loan- IFC 2005
     In October 2005, Beijing United Family Hospital (BJU) and Shanghai United Family Hospital (SHU), majority-owned subsidiaries of the Company, obtained long-term debt financing under a program with the International Finance Corporation (IFC) (a division of the World Bank) for 64,880,000 Chinese Renminbi (approximately $8,000,000). The term of the loan is 10 years at an initial interest rate of 6.73% with the borrowers required to begin making payments into a sinking fund beginning in September 2010. The interest rate will be reduced to 4.23% for any amount of the outstanding loan on deposit in the sinking fund. The loan program also includes certain other covenants which require the borrowers to achieve and maintain specified liquidity and coverage ratios in order to conduct certain business transactions such as pay intercompany management fees or incur additional indebtedness. As of March 31, 2010, the Company was in compliance with the loan covenants as amended with the exception of a covenant for leases, for which the loan agreement was subsequently amended. Chindex International, Inc. guaranteed repayment of this loan. In terms of security, IFC has, among other things, a lien over the equipment owned by the borrowers and over their bank accounts. In addition, IFC has a lien over Chindex bank accounts not already pledged, but not over other Chindex assets. As of March 31, 2010, the outstanding balance of this debt was 64,880,000 Chinese Renminbi (current translated value of $9,505,000, see “Foreign Currency Exchange and Impact of Inflation”) classified as long-term. At March 31, 2009, the outstanding balance was $9,491,000, classified as long-term.

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
     In connection with the issuance of the Notes, the Company incurred issuance costs of $314,000, which primarily consisted of legal and other professional fees. Of these costs, $61,000 is attributable to the Tranche A shares, $159,000 is attributable to Tranche B Notes which converted in January 2008 and the remaining of $94,000 is attributable to the Tranche C Notes and has been capitalized to be amortized over the life of the Notes. As of March 31, 2010 and March 31, 2009, the unamortized financing cost was $71,000 and $80,000, respectively, and is included in “Other Assets.”
     The Company accounts for convertible debt in accordance with the provisions of EITF Issue 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,” (EITF 98-5, included in ASC 470-20) and EITF Issue 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments” (included in ASC 470-20). Accordingly, the Company recorded, as a discount to convertible debt, the intrinsic value of the conversion option based upon the differences between the fair value of the underlying common stock at the commitment date and the effective conversion price embedded in the note. Debt discounts under these arrangements are usually amortized over the term of the related debt to their stated date of redemption. So, in respect to the Notes, this debt discount would be amortized through interest expense over the 10 year term of the Notes unless earlier converted or repaid. In fiscal 2008, under this method, the Company recorded (i) a discount on the Tranche B Notes of $2,793,000 against the entire principal amount of the Notes; and (ii) a discount on the Tranche C Notes of $2,474,000 against the entire principal amount of the Notes.
     The debt discount pursuant to the Notes as of March 31, 2010 and March 31, 2009 was $1,912,000 and $2,159,000, respectively. Amortization of the discount was approximately $247,000 for the years ended March 31, 2010 and 2009, respectively, with no amortization in fiscal 2008.
Loan Facility- IFC 2007
     The Company has a loan agreement with IFC (the “IFC Facility”), designed to provide for loans (the “IFC Loans”) in the aggregate amount of $25 million to expand the Company’s United Family Hospitals and Clinics network of private hospitals and clinics in China, subject to the satisfaction of certain disbursement conditions, including the establishment of Joint Venture entities (the “Joint Ventures”) qualified to undertake the construction, equipping and operation of the proposed healthcare facilities, minimum Company ownership and control over the Joint Ventures, the availability to IFC of certain information regarding the Joint Ventures and other preconditions. The IFC Loans would fund a portion of the Company’s planned $105 million total financing for the expansion program. There can be no assurances that the preconditions to disbursements under the IFC Facility will be satisfied or that, in any event, disbursements under the IFC Facility will be achieved. As of March 31, 2010, the IFC Facility was not available.
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
     The IFC Facility contains customary financial covenants, including maintenance of a maximum ratio of liabilities to tangible net worth and a minimum debt service coverage ratio, and covenants that, among other things, place limits on the Company’s ability to incur debt, create liens, make investments and acquisitions, sell assets, pay dividends, prepay subordinated debt, merge with other entities, engage in transactions with affiliates, and make capital expenditures. The IFC Facility also contains customary events of default. As of March 31, 2010, the Company was in compliance with the loan covenants as amended, with the exception of a covenant for lease expense for which the Company has received a waiver.

Loan Facility- DEG 2008
     Chindex China Healthcare Finance, LLC (“China Healthcare”), a wholly-owned subsidiary of the Company, has a Loan Agreement with DEG-Deutsche Investitions und Entwicklungsgesellschaft (DEG) of Cologne, Germany, a member of the KfW banking group, designed to provide for loans (the “DEG Loans”) in the aggregate amount of $20 million to expand the Company’s United Family Hospitals and Clinics network of private hospitals and clinics in China (the “DEG Facility”), subject to substantially the same disbursement conditions as contained in the IFC Facility. The DEG Loans would fund a portion of the Company’s planned $105 million total financing for the expansion program. There can be no assurance that the preconditions to disbursements under the DEG Facility will be satisfied or that, in any event, disbursements under the DEG Facility will be achieved. As of March 31, 2010, the DEG Facility was not available.
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
     The Company’s guarantee of the DEG Facility contains customary financial covenants, including maintenance of a maximum ratio of liabilities to tangible net worth and a minimum debt service coverage ratio, and covenants that, among other things, place limits on the Company’s ability to incur debt, create liens, make investments and acquisitions, sell assets, pay dividends, prepay subordinated debt, merge with other entities, engage in transactions with affiliates, and make capital expenditures. The DEG Facility contains customary events of default. As of March 31, 2010, the Company was in compliance with the loan covenants as amended, with the exception of a covenant for lease expense for which the Company has received the waiver.
     In connection with the issuance of the IFC and DEG Facilities, the Company incurred issuance costs of $1,019,000, which primarily consisted of legal and other professional fees. These issuance costs have been capitalized and will be amortized over the life of the debt. As of March 31, 2010, the balance of the unamortized financing cost was $1,019,000 and is included in other assets.
Debt Payments Schedule and Restricted Cash
     The following table sets forth the Company’s debt obligations and sinking fund requirements as of March 31, 2010:

(in thousands)

	Total	2011	2012	2013	2014	2015	Thereafter
Long term loan (sinking fund deposits)	$9,505	$951	$950	$1,901	$1,901	$1,901	$1,901
Convertible notes	15,000	—	—	—	—	—	15,000
Vendor financing	1,453	1,453	—	—	—	—	—

Total	$25,958	$2,404	$950	$1,901	$1,901	$1,901	$16,901

     Restricted cash of $3,024,000 as of March 31, 2010, primarily represents collateral related to performance bonds issued in connection with the execution of certain contracts for the supply of medical equipment in our Medical Products division. Scheduled expiration of these bonds is from July 2010 through September 2011. Restricted cash of $3,291,000 as of March 31, 2009, primarily represented collateral related to performance bonds issued in connection with the execution of certain contracts for the supply of medical equipment in our Medical Products division. Scheduled expiration of these bonds was from June 2009 through May 2011.
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
     During the years ended March 31, 2010, 2009 and 2008, the total intrinsic value of stock options exercised was $1,671,000, $266,000 and $9,802,000, respectively. The actual cash received upon exercise of stock options was $490,000, $345,000 and $2,229,000, respectively. The unamortized fair value of the stock options as of March 31, 2010 was $4,115,000, the majority of which is expected to be expensed over the weighted-average period of 2.21 years.
     A summary of the status of the Company’s non-vested options as of March 31, 2010 and changes during the twelve month period is presented below:

	Number of Shares	Weighted Average Grant-Date Fair Value
Nonvested options outstanding, March 31, 2009	762,934	$9.40
Granted	223,150	8.89
Vested	(210,287)	9.19
Canceled	(117,676)	10.34

Nonvested options outstanding, March 31, 2010	658,121	$9.12

     A summary of the status of the Company’s non-vested options as of March 31, 2009 and changes during the twelve month period is presented below:

	Number of Shares	Weighted Average Grant-Date Fair Value
Nonvested options outstanding, March 31, 2008	332,776	$8.91
Granted	530,050	9.34
Vested	(92,579)	8.66
Canceled	(7,313)	9.52

Nonvested options outstanding, March 31, 2009	762,934	$9.40

     A summary of the status of the Company’s non-vested options as of March 31, 2008 and changes during the twelve month period is presented below:

	Number of Shares	Weighted Average Grant-Date Fair Value
Nonvested options outstanding, March 31, 2007	40,300	$3.48
Granted	324,750	9.13
Vested	(23,274)	3.24
Canceled	(9,000)	3.07

Nonvested options outstanding, March 31, 2008	332,776	$8.91

     The total fair value of options vested during the years ended March 31, 2010, 2009 and 2008 was $1,933,000, $802,000 and $75,000, respectively.

     The table below summarizes activity relating to restricted stock for the twelve months ended March 31, 2010:

	Number of	Aggregate Intrinsic
	shares underlying	Value of Restricted
	restricted stock	Stock (in thousands) *
Outstanding as of March 31, 2009	135,290
Granted	118,000
Vested	(97,225)
Forfeited	(13,169)

Outstanding as of March 31, 2010	142,896	$1,688

Expected to vest	134,321	$1,586

     The table below summarizes activity relating to restricted stock for the twelve months ended March 31, 2009:

	Number of	Aggregate Intrinsic
	shares underlying	Value of Restricted
	restricted stock	Stock (in thousands) *
Outstanding as of March 31, 2008	121,323
Granted	96,000
Vested	(82,033)
Forfeited	—

Outstanding as of March 31, 2009	135,290	$672

Expected to vest	127,172	$632

     The table below summarizes activity relating to restricted stock for the twelve months ended March 31, 2008:

	Number of	Aggregate Intrinsic
	shares underlying	Value of Restricted
	restricted stock	Stock (in thousands) *
Outstanding as of March 31, 2007	42,000
Granted	124,322
Vested	(40,499)
Forfeited	(4,500)

Outstanding as of March 31, 2008	121,323	$3,054

Expected to vest	114,044	$2,870

     The weighted average contractual term of the restricted stock, calculated based on the service-based term of each grant, is two years for 2010, 2009 and 2008, respectively. As of March 31, 2010 the unamortized fair value of the restricted stock was $1,537,000. This unamortized fair value will be recognized over the next three years. Restricted stock is valued at the stock price on the date of grant.
     The following is a summary of stock option activity during the years ended March 31, 2010, 2009 and 2008:

			Aggregate Intrinsic			Aggregate Intrinsic			Aggregate Intrinsic
		Weighted Average	Value (in		Weighted Average	Value (in		Weighted Average	Value (in
	2010	Exercise Price	thousands)*	2009	Exercise Price	thousands)*	2008	Exercise Price	thousands)*
Options outstanding, beginning of year	1,789,184	$8.10		1,309,459	$6.01		1,700,459	$3.48
Granted	223,150	13.20		530,050	13.42		324,750	13.55
Exercised	(172,247)	4.62		(37,500)	9.17		(686,181)	3.25
Canceled	(124,801)	14.56		(12,825)	12.30		(29,569)	7.36

Options outstanding, end of year	1,715,286	$8.64	$7,124	1,789,184	$8.10	$1,976	1,309,459	$6.01	$25,085

Weighted Average Remaining Contractual Term (Years)	5.89			6.43			6.02

Options exercisable at end of year	1,057,165	$5.80	$6,873	1,026,250	$4.11	$1,976	976,683	$3.56	$21,106

Options exercisable at end of year and expected to be exercisable**	1,675,799	$8.53	$7,109	1,743,408	$7.95	$—	1,289,493	$5.90	$24,846

*	The aggregate intrinsic value on this table was calculated based on the positive difference between the closing market price of the Company’s common stock on March 31, 2010, 2009 and 2008 ($11.81, $4.97 and $25.17, respectively) and the exercise price of the underlying options.

**	Options exercisable at March 31, 2010, 2009 and 2008, and expected to be exercisable include both vested options and non-vested options outstanding less our expected forfeiture rate.
Security Issuances – Warrants Exercised
     The Company issued warrants in 2004 and 2005 in connection with the sale of common stock. No additional warrants were issued in subsequent years. During the years ended March 31, 2010, 2009 and 2008, there were 131,425, 157,498 and 514,121, respectively, warrants exercised, of which 117,565, 122,610 and 121,478, respectively, were exercised as cashless. The balance of outstanding warrants was 0, 131,425 and 288,923 as of March 31, 2010, 2009 and 2008, respectively. During the years ended March 31, 2010, 2009 and 2008, the warrants exercised had an exercise price of $6.07.

     The Company implemented EITF 07-5, “Determining Whether an Instrument (or an Embedded Feature) is Indexed to an Entity’s Own Stock,” (included in ASC 815-40-15) effective April 1, 2009. EITF 07-5 provides that an entity should use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. The Warrant Agreement provided for adjustments to the purchase price for certain dilutive events, which included an adjustment to the conversion ratio in the event that the Company made certain equity offerings in the future at a price lower than the conversion prices of the warrant instruments. Under the provisions of EITF 07-5, the warrants were not considered indexed to the Company’s stock because future equity offerings or sales of the Company’s stock are not an input to the fair value of a “fixed-for-fixed” option on equity shares, and equity classification is therefore precluded. Accordingly, effective April 1, 2009, the warrants were recognized as a liability in the Company’s consolidated balance sheet at fair value and were marked-to-market each reporting period.
     The fair value of the warrants as of April 1, 2009, estimated to be $141,000, was recognized as a cumulative effect of a change in accounting principle and charged against retained earnings, based on the Black-Scholes formula using the following assumptions: exercise price of $6.07, the Company’s stock price as of April 1, 2009 of $4.97, volatility of 76.8%, and discount rate of 1.67%. Due to exercises of the warrants in fiscal 2010, the Company no longer has warrants outstanding as of March 31, 2010.
Securities Issuances– Private Placement:
     On November 7, 2007, the Company entered into a securities purchase agreement with Magenta Magic Limited, a wholly owned indirect subsidiary of J.P. Morgan Chase & Co (JPM) in which the Company agreed to sell to JPM (i) 538,793 shares of Common Stock at a purchase price of $18.56 for a total amount of $10 million, less issuance costs of $61,000 for net proceeds to the Company of $9,939,000, (the “JPM Shares”) and (ii) convertible notes at face value for a total of $40 million. (See above Note 7 to the consolidated financial statements for additional information on the convertible notes.)
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
Shares of Common Stock Reserved
     As of March 31, 2010, the Company has reserved 3,162,370 shares of common stock for issuance upon exercise of stock options, unvested restricted stock and Class B common stock convertibility.
9. EARNINGS PER SHARE
     The following is a reconciliation of the numerators and denominators of the basic and diluted Earnings per Share (EPS) computations for net income and other related disclosures:

(in thousands except share and per share data)

	Years ended March 31,
	2010	2009	2008
Basic net income per share computation:
Numerator:
Net income	$8,204	$4,964	$3,655
Denominator:
Weighted average shares outstanding- basic	14,579,759	14,410,033	11,369,607

Net income per common share — basic:	$.56	$0.34	$0.32

Diluted net income per share computation:
Numerator:
Net income	$8,204	$4,964	$3,655
Interest expense for convertible notes	256	—	—

Numerator for diluted earnings per share	$8,460	$4,964	$3,655

Denominator:
Weighted average shares outstanding- basic	14,579,759	14,410,033	11,369,607
Effect of dilutive securities:
Shares issuable upon exercise of dilutive outstanding stock options, conversion of convertible debentures, vesting of restricted stock and exercise of warrants:	1,552,580	1,611,690	1,991,836

Weighted average shares outstanding-diluted	16,132,339	16,021,723	13,361,443

Net income per common share — diluted:	$.52	$.31	$.27

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
     The following shares are not included in the computation of diluted earnings per share because the assumed proceeds were greater than the average market price of the Company’s stock during the related periods and the effect of including such options in the computation would be antidilutive:

	Years ended March 31,
	2010	2009	2008
Number of shares considered antidulitive for calculating diluted
net income per share:	597,138	9,000	390,900
10. INCOME TAXES
     U.S. and international components of income before income taxes were composed of the following for the years ended March 31, (in thousands):

	2010	2009	2008
U.S.	$(3,311)	$421	$(5,832)
Foreign	17,611	7,230	11,529

Total	$14,300	$7,651	$5,697

     For the years ended March 31, the provision for income taxes consists of the following (in thousands):

	2010	2009	2008
Current:
Federal	$(8)	$(64)	$(8)
State	—	—	—
Foreign	(5,384)	(4,458)	(2,581)

	(5,392)	(4,522)	(2,589)

Deferred:
Federal	—	—	1,667
State	—	—	(144)
Foreign	(704)	1,835	(976)

	(704)	1,835	547

Total provision	$(6,096)	$(2,687)	$(2,042)

     For the years ended March 31, the provision for income taxes differs from the amount computed by applying the federal statutory income tax rate to the Company’s income from operations before income taxes as follows:

	2010	2009	2008
Income tax expense at federal statutory rate	34.0%	34.0%	34.0%
State taxes (net of federal benefit)	(1.3)%	0.9%	(5.6)%
Foreign rate differential	(12.1)%	(15.6)%	(24.2)%
Change in valuation allowance	11.8%	(13.0)%	23.9%
Change in tax rate	0.6%	10.2%	1.2%
Stock-based compensation	1.7%	3.8%	0.6%
Nondeductible selling costs	2.6%	4.6%	4.7%
Other permanent differences	5.2%	8.0%	(1.5)%
Other	0.1%	2.2%	2.7%

	42.6%	35.1%	35.8%

     Deferred income taxes reflect the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows as of March 31, (in thousands):

	2010	2009
Deferred tax assets, net:
Allowance for doubtful accounts	$1,461	$1,286
Deferred revenue	480	234
Accrued expenses	1,410	681
Sales commissions	449	317
Net operating loss carryforwards	2,689	3,713
Alternative minimum tax	107	100
Depreciation	138	—
Start-up costs	2	219
Stock compensation	1,171	564
Other	633	504

	8,540	7,618

Valuation allowance	(5,129)	(3,424)

Deferred tax assets, net of valuation allowance	3,411	4,194

Deferred tax liabilities:

Convertible debt beneficial conversion feature	(754)	(852)
Depreciation	—	(20)

Total deferred tax liabilities	(754)	(872)

Total net deferred taxes	$2,657	$3,322

     The Company has U.S. federal net operating losses of approximately $7.9 million (including the windfall benefit from stock option exercise) which will expire between 2024 and 2030. The Company also has foreign losses from China of which approximately $4.7 million will expire between 2011 and 2015.
     The exercise of stock options and certain stock grants generated an income tax deduction equal to the excess of the fair market value over the exercise price. In accordance with SFAS 123(R) (ASC 718), the Company will not recognize a deferred tax asset with respect to the excess stock compensation deductions until those deductions actually reduce our income tax liability. As such, the Company has not recorded a deferred tax asset related to the net operating losses resulting from the exercise of these stock options in the accompanying financial statements. At such time as the Company utilizes these net operating losses to reduce income tax payable, the tax benefit will be recorded as an increase in additional paid in capital. As of March 31, 2010, the cumulative amount of the unrecognized tax benefit related to such option exercises and certain stock grants was $1,577,000.
     During fiscal 2008, there was a change in the tax law in one jurisdiction in China that will gradually increase the statutory tax rate from 18% to 25% by January 1, 2012. The Company did not recognize a tax benefit as a result of the change in statutory tax rate since the increase in the deferred tax asset was offset by a corresponding increase in the valuation allowance.
     Management assessed the realization of its deferred tax assets throughout each of the quarters of fiscal year 2010. Management records a valuation allowance when it determines based on available positive and negative evidence, that it is more likely than not that some portion or all of its deferred tax assets will not be realized.

     The valuation allowance as of March 31, 2010 and 2009 was $5.1 million and $3.4 million, respectively. The overall increase in the valuation allowance was due mainly to the following factors:
1.	a discrete increase in the valuation allowance of $622,000 in certain foreign jurisdictions whereby management determined it was not more likely than not that the deferred tax assets would be realized; and

2.	an increase of $1.0 million in deferred tax assets due to increased losses and other timing differences in U.S. and certain foreign jurisdictions with a corresponding increase in the valuation allowance.
     The Company intends to indefinitely reinvest the undistributed fiscal 2010 earnings of its foreign subsidiaries. Accordingly, the annualized effective tax rate applied to the Company’s pre-tax income for the year ended March 31, 2010 did not include any provision for U.S. federal and state taxes on the projected amount of these undistributed 2010 foreign earnings. The total amount of undistributed earnings as of March 31, 2010 was approximately $24.9 million.
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
     The Company and its subsidiaries file income tax returns for U.S. federal jurisdiction and various states and foreign jurisdictions. For income tax returns filed by the Company, the Company is no longer subject to U.S. federal, state and local tax examinations by tax authorities for years before 2007, although carryforward tax attributes that were generated prior to 2007 may still be adjusted upon examination by tax authorities if they either have been or will be utilized. For the foreign jurisdictions, the Company is no longer subject to local examinations by the tax authorities for years prior to 2006.
     As of March 31, 2010 and 2009, the Company had no unrecognized tax benefits, nor did it have any that would have an effect on the effective tax rate. The Company’s policy is that it would recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of March 31, 2010 and 2009, the Company had no accrued interest or penalties related to uncertain tax positions.
11. COMMITMENTS
Leases
     The Company leases office space, warehouse space, and space for hospital and clinic operations under operating leases. Future minimum payments under these noncancelable operating leases consist of the following:

Year ending March 31:
2011	4,436
2012	3,239
2013	2,441
2014	1,915
2015	1,851
Thereafter	11,900

Net minimum rental commitments	$25,782

     The above leases require the Company to pay certain pass through operating expenses and rental increases based on inflation.
     Rental expense was approximately $4,756,000, $4,238,000 and $3,261,000 for the years ended March 31, 2010, 2009 and 2008, respectively.
12. FAIR VALUE OF FINANCIAL INSTRUMENTS
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

     The following table presents the balances of investment securities measured at fair value on a recurring basis by level as of March 31, 2010 (in thousands):
As of March 31, 2010:

		Quoted
		Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Assets
U.S. Government Sponsored Enterprises	$3,263	$—	$3,263	$—
Corporate Bonds	622	—	622	—

Total	$3,885	$—	$3,885	$—

As of March 31, 2009:

		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Assets
U.S. Government Sponsored Enterprises	$2,450	$—	$2,450	$—
Corporate Bonds	—	—	—	—

Total	$2,450	$—	$2,450	$—

     The valuations of the investment securities are obtained from a financial institution that trades in similar securities.
     The carrying amounts reported in the consolidated balance sheet for cash and cash equivalents, accounts receivable, accounts payable, and short-term vendor financing approximate fair value because of the short-term maturity of these instruments.
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

     The fair value of the Company’s convertible debt was calculated based on an estimate of the present value of the debt payments combined with an estimate of the value of the conversion option, using the Black-Scholes option pricing model. For the Company’s other long-term debt, the fair value was calculated based on an estimate of the present value of the debt payments. As of March 31, 2010, the carrying value of the Company’s convertible debt, net of debt discount, and the long-term debt outstanding for the IFC 2005 RMB loan was $22.6 million, and the estimated fair value was $25.9 million. The carrying amounts of the remaining debt instruments approximate fair value, as the instruments are subject to variable rates of interest or have short maturities.
     The Company previously reported the fair value of warrants outstanding as Level 3 liabilities. Due to exercises of the warrants, the Company no longer has warrants outstanding as of March 31, 2010.
     The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities for the year ended March 31, 2010:

Warrants
Balance, April 1, 2009	—
Cumulative effect adjustment	141
Total (gains) losses realized or unrealized included in earnings	659
Purchases, sales, issuances, and settlements, net	(800)

Balance, March 31, 2010	$—

     Total gains or losses included in earnings attributable to the change in unrealized gains or losses on the liability for warrants outstanding during the year ended March 31, 2010 were as follows:

12 Months
Ended
3/31/10
Realized (gains) losses included in earnings on warrants exercised	$659

Total (gains) losses realized or unrealized included in earnings	$659

13. CONCENTRATIONS OF CREDIT RISK
     Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivables. Substantially all of the Company’s cash and cash equivalents at March 31, 2010 and March 31, 2009 were held by one U.S. financial institution and two Chinese financial institutions, as described above in Note 2.
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
     Of the Company’s assets at March 31, 2010 and 2009, approximately $80,428,000 and $69,454,000, respectively, of such assets are located in China, consisting principally of cash and cash equivalents, accounts receivable, inventories, leasehold improvements, equipment and other assets.
14. SIGNIFICANT CUSTOMERS/SUPPLIERS
     Substantially all China purchases of the Company’s U.S. dollar sales of products, regardless of the end-user, are made through Chinese foreign trade corporations (FTCs). Although the purchasing decision is made by the end-user, which may be an individual or a group having the required approvals from their administrative organizations, the Company enters into formal purchase contracts with FTCs. The FTCs make purchases on behalf of the end-users and are authorized by the Chinese Government to conduct import business. FTCs are chartered and regulated by the government and are formed to facilitate foreign trade. The Company markets its products directly to end-users, but in consummating a sale the Company must also interact with the particular FTC representing the end-user. By virtue of its direct contractual relationship with the FTC, rather than the end-user, the Company is to some extent dependent on the continuing existence of and contractual compliance by the FTC until a particular transaction has been completed.
     Purchases from several suppliers were each over 10% of total product cost of goods. These were Siemens 45% and Intuitive 15% for the year ended March 31, 2010, Siemens 40% and Intuitive 14% for the year ended March 31, 2009, and Siemens 61% for the year ended March 31, 2008.
15. ACCOUNTING FOR VARIABLE INTEREST ENTITIES (VIE)
     FIN 46(R), “Consolidation of Variable Interest Entities — An Interpretation of ARB No. 51” (included in ASC 810), requires a variable interest entity (VIE) to be consolidated if a party with an ownership, contractual or other financial interest in the VIE (a variable interest holder) is obligated to absorb a majority of the risk of loss from the VIE’s activities, is entitled to receive a majority of the VIE’s residual returns (if no party absorbs a majority of the VIE’s losses), or both. A variable interest holder that consolidates the VIE is called the primary beneficiary. Upon consolidation, the primary beneficiary generally must initially record all of the VIE’s assets, liabilities and noncontrolling interests at fair value and subsequently account for the VIE as if it were consolidated based on majority voting interest.
     The Company’s clinics in Beijing, Shanghai and Guangzhou are consolidated VIEs. These entities were founded for the express purpose of projecting United Family Healthcare general patient services closer to a large patient population for the convenience of the patients.
16. SEGMENT REPORTING
     The Company operates in two businesses: Healthcare Services and Medical Products. The Company evaluates performance and allocates resources based on income or loss from operations before income taxes, not including foreign exchange gains or losses. All segments follow the accounting policies described above in Note 1. The following segment information has been provided as per SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (included in ASC 280) (in thousands):

	Healthcare Services		Medical Products	Total

For the year ended March 31, 2010
Sales and service revenue	$85,778		$85,413	$171,191
Gross Profit	n/a	*	23,354	n/a
Gross Profit %	n/a	*	27%	n/a
Income (loss) from operations before foreign exchange	$14,393		$(366)	$14,027
Foreign exchange gain				385

Income from operations				$14,412
Other (expense), net				(112)

Income before income taxes				$14,300

Assets as of March 31, 2010	$112,929		$57,914	$170,843

	Healthcare Services		Medical Products	Total

For the year ended March 31, 2009
Sales and service revenue	$79,357		$92,085	$171,442
Gross Profit	n/a	*	23,058	n/a
Gross Profit %	n/a	*	25%	n/a
Income from operations before foreign exchange	$7,309		$508	$7,817
Foreign exchange gain				342

Income from operations				$8,159
Other (expense), net				(508)

Income before income taxes				$7,651

Assets as of March 31, 2009	$94,675		$67,962	$162,637

	Healthcare Services		Medical Products	Total

For the year ended March 31, 2008
Sales and service revenue	$65,817		$64,241	$130,058
Gross Profit	n/a	*	16,562	n/a
Gross Profit %	n/a	*	26%	n/a
Income (loss) from operations before foreign exchange	$10,342		$(2,607)	$7,735
Foreign exchange gain				604

Income from operations				$8,339
Other (expense), net				(2,642)

Income before income taxes				$5,697

Assets as of March 31, 2008	$93,727		$42,252	$135,979

*	Gross profit margins not routinely calculated in the healthcare industry.

17. SELECTED QUARTERLY DATA (UNAUDITED)
(in thousands except per share data)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
For the year ended March 31, 2010:

Revenue	$45,331	$38,119	$46,484	$41,256
Income before income taxes	4,826	1,547	6,620	1,306
Net income	3,253	538	3,898	515

Net income per common share — basic	.22	.04	.27	.04
Net income per common share — diluted	.20	.03	.24	.03

For the year ended March 31, 2009:

Revenue	$32,068	$38,110	$41,600	$59,664
Income before income taxes	1,003	1,113	1,504	4,031
Net (loss) income	(161)	862	846	3,417

Net (loss) income per common share — basic	(.01)	.06	.06	.24
Net (loss) income per common share — diluted	(.01)	.05	.05	.22
18. SUBSEQUENT EVENTS
     As of June 14, 2010, the Company entered into a stock purchase agreement (the “Stock Purchase Agreement”) with Fosun Industrial Co., Limited (the “Investor”), and Shanghai Fosun Pharmaceutical (Group) Co., Ltd (the “Warrantor”). Pursuant to the Stock Purchase Agreement, the Company has agreed to issue and sell to Investor up to 1,990,447 shares of the Company’s common stock (representing approximately 10% of all outstanding common stock after such sale, based on the number of outstanding shares as of the date of the Stock Purchase Agreement) at a purchase price of $15 per share, for an aggregate purchase price of approximately $30.0 million, the net proceeds of which are expected to be used, among other things, to continue expansion of the Company’s United Family Healthcare network.
     The sale of the shares of common stock to Investor would be completed in two closings, each of which would relate to approximately one-half of the shares to be purchased and be subject to certain customary closing conditions, including that no material adverse change shall have occurred with respect to the Company. In addition, the second closing is subject to the consummation of a joint venture (the “Joint Venture”) between the parties to be comprised of the Company’s Medical Products division and certain of Investor’s medical device businesses in China. The initial closing is expected to occur in the second quarter of the current fiscal year and the occurrence of the second closing will depend on, among other things, the time required to consummate the Joint Venture. The terms of the Joint Venture are outlined in a term sheet contained in the Stock Purchase Agreement and remain subject to the negotiation and execution of definitive agreements. The Joint Venture is expected to include equity participation bonus opportunities for existing Company executives in the event of a qualified initial public offering or certain other events.
     At the initial closing under the Stock Purchase Agreement, the Company, Investor and Warrantor would enter into a stockholder agreement (the “Stockholder Agreement”). Under the Stockholder Agreement, until the first to occur of (i) Investor holds 5% or less of the outstanding shares of common stock, (ii) there shall have been a change of control of the Company as defined in the Stockholder Agreement, and (iii) the seventh anniversary of the initial closing, Investor has agreed to vote its shares in accordance with the recommendation of the Company’s Board of Directors on any matters submitted to a vote of the stockholders of the Company relating to the election of directors and compensation matters and with respect to certain proxy or consent solicitations. The Stockholder Agreement also contains standstill restrictions on Investor generally prohibiting the purchase of additional securities of the Company. The standstill restrictions terminate on the same basis as does the voting agreement above, except that the 5% standard would increase to 10% upon the second closing. In addition, the Stockholder Agreement contains an Investor lock-up restricting sales by Investor of its shares of the Company’s common stock for a period of up to five years following the date of the Stockholder Agreement, subject to certain exceptions.
     Upon the second closing under the Stock Purchase Agreement, Investor will have the right to, among other things, nominate two representatives for election to the Company’s Board of Directors, which will be increased to nine members, and pledge its shares, subject to certain conditions. In order to induce Investor to enter into the proposed transaction and without any consideration therefor, each of the Company’s chief executive, operating and financial officers, in their capacities as stockholders of the Company, has agreed to certain limitations on his or her right to dispose of shares of the Company’s common stock and to vote for the Investor’s board nominees.
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
Changes in Internal Control of Financial Reporting During the Quarter
     Our management, including our principal executive and principal financial officers have evaluated any changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2010, and has concluded that there was no change that occurred during the quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
     Management assessed internal control over financial reporting of the Company and subsidiaries as of March 31, 2010. The Company’s management conducted its assessment in accordance with the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management concluded that our internal control over financial reporting was effective as of March 31, 2010.
     BDO Seidman, LLP, the independent registered public accounting firm who also audited the Company’s consolidated financial statements, has issued its own attestation report on the effectiveness of internal controls over our financial reporting as of March 31, 2010, which is filed herewith.
ITEM 9B. OTHER INFORMATION
None.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
     Information required is set forth in the Proxy Statement with respect to our 2010 annual meeting of shareholders (Proxy Statement), which is incorporated herein by reference.
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

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(1) The following consolidated financial statements of Chindex International, Inc. are included in Part II, Item 8:
Reports of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of March 31, 2010 and March 31, 2009.
Consolidated Statements of Operations for the years ended March 31, 2010, 2009 and 2008.
Consolidated Statements of Cash Flows for the years ended March 31, 2010, 2009 and 2008.
Consolidated Statements of Stockholders’ Equity for the years ended March 31, 2010, 2009 and 2008.
Notes to Consolidated Financial Statements.
(a)(2) The following financial statement schedule of Chindex International is included in Item 15(d):
Schedule II Valuation and Qualifying Accounts.

	Balance
	beginning	Additions	Additions not		Balance end
Description (amounts in thousands)	of year	expensed	expensed	Deductions	of year
For the year ended March 31, 2010:
Allowance for doubtful receivables	$5,041	1,467	6	356	$6,158
Inventory valuation allowance	$151	342	—	217	$276
Deferred income tax valuation allowance	$3,424	1,671	2	—	$5,097
Demonstration inventory allowance	$2,264	541	—	408	$2,397

For the year ended March 31, 2009:
Allowance for doubtful receivables	$3,940	1,643	116	658	$5,041
Inventory valuation allowance	$—	295	—	144	$151
Deferred income tax valuation allowance	$4,583	—	(167)	992	$3,424
Litigation accrual	$921	—	—	921	$—
Demonstration inventory allowance	$1,232	652	380	—	$2,264

For the year ended March 31, 2008:
Allowance for doubtful receivables	$2,827	1,673	169	729	$3,940
Inventory valuation allowance	$—	600	—	600	$—
Deferred income tax valuation allowance	$3,081	1,361	141	—	$4,583
Litigation accrual	$323	700	41	143	$921
Demonstration inventory allowance	$986	706	—	460	$1,232
All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.
(b) Exhibits
The exhibits listed below are filed as a part of this Annual Report:

3.1	Amended and Restated Certificate of Incorporation of the Company dated October 28, 2004. Incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2005.

3.2	Amendment to Certificate of Incorporation dated July 10, 2007. Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated July 10, 2007.

3.3	By-laws of the Company. Incorporated by reference to Annex C to the Company’s Proxy Statement on Schedule 14A filed on June 7, 2002.

3.4	Certificate of Designations of Series A Junior Participating Preferred Stock of Chindex International, Inc. Incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2007.

4.1	Form of Specimen Certificate representing the Common Stock. Incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form SB-2 (No. 33-78446) (The “IPO Registration Statement”).

4.2	Form of Specimen Certificate representing the Class B Common Stock. Incorporated by reference to Exhibit 4.3 to the IPO Registration Statement.

4.3	Rights Agreement, dated as of June 7, 2007, between Chindex International, Inc. and American Stock Transfer & Trust Company, as Rights Agent, which includes form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Stock as Exhibit C (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 7, 2007).

4.4	Amendment No. 1 to Rights Agreement dated November 4, 2007 between the Company and American Stock Transfer & Trust Company, as Rights Agent. Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated November 4, 2007.

10.1*	The Company’s 1994 Stock Option Plan, as amended as of July 17, 2001. Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the six months ended June 30, 2001.

10.2*	The Company’s 2004 Stock Incentive Plan. Incorporated by reference to Annex B to the Company’s Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on September 14, 2004.

10.3*	The Company’s 2007 Stock Incentive Plan. Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated September 11, 2007 (the “September 11, 2007 Form 8-K”).

10.4*	The Company’s 2010 Executive Management Incentive Plan (“EMIP”). Incorporated by reference to Exhibit 10.35 to the Company’s Quarterly Report on Form 10-Q for the nine months ended December 31, 2009.

10.5*	Form of Outside Director Restricted Stock Grant Letter. Incorporated by reference to Exhibit 99.2 to the to the September 11, 2007 Form 8-K.

10.6*	Form of Employee Restricted Stock Grant Letter. Incorporated by reference to Exhibit 99.3 to the September 11, 2007 Form 8-K.

10.7*	Form of Employee Stock Option Grant Letter. Incorporated by reference to Exhibit 99.4 to the September 11, 2007 Form 8-K.

10.8*	Form of Stock Option Grant Letter for EMIP awards. Incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2009.

10.9	Lease Agreement between the School of Posts and Telecommunications and the Company dated November 8, 1995. Incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995.

10.10	Amendments Numbers One, Two and Three to the Lease Agreement between the School of Posts and Telecommunications and the Company dated November 8, 1995, each such amendment dated November 26, 1996. Incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997.

10.11	Lease Agreement dated May 10, 1998, between the School of Posts and Telecommunications and the Company relating to the lease of additional space. Incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998.

10.12	Contractual Joint Venture Contract between the Chinese Academy of Medical Sciences Union Medical & Pharmaceutical Group Beijing Union Medical & Pharmaceutical General Corporation and the Company, dated September 27, 1995. Incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995.

10.13	First Investment Loan Manager Demand Promissory Note dated July 10, 1997 between First National Bank of Maryland and the Company. Incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997.

10.14	Distribution Agreement dated October 11, 2001 between Siemens AG and the Company, Incorporated by reference to Exhibit 10.18 to the Company’s Quarterly Report on Form 10-Q for the nine months ended September 30, 2001.

10.15*	Amended and Restated Employment Agreement, dated as of December 15, 2008, between the Company and Roberta Lipson. Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2008.

10.16*	Amended and Restated Employment Agreement, dated as of December 15, 2008, between the Company and Elyse Beth Silverberg. Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2008.

10.17*	Amended and Restated Employment Agreement, dated as of December 22, 2008, between the Company and Lawrence Pemble. Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2008.

10.18*	Employment Agreement, dated as of November 11, 2008, between the Company and Robert Low. Incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2008.

10.19	Securities Purchase Agreement dated November 7, 2007 between the Company and Magenta Magic Limited. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 7, 2007.

10.20	RMB Loan Agreement among Beijing United Family Health Center, Shanghai United Family Hospital, Inc. and International Finance Corporation, dated October 10, 2005. Incorporated by reference to Exhibit 10.28 to the Company’s Quarterly Report on Form 10-Q for the six months ended December 31, 2005.

10.21	Guarantee Agreement between Chindex International, Inc. and International Finance Corporation, dated October 11, 2005. Incorporated by reference to Exhibit 10.29 to the Company’s Quarterly Report on Form 10-Q for the six months ended December 31, 2005.

10.22	Loan Agreement dated December 10, 2007 between the Company and International Finance Corporation. Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated December 10, 2007 (the “December 10, 2007 Form 8-K”).

10.23	Amendment to Loan Agreement dated as of January 3, 2008 between Chindex China Healthcare Finance, LLC and International Finance Corporation. Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated January 10, 2008 (the “January 10, 2008 Form 8-K”).

10.24	Securities Purchase Agreement dated December 10, 2007 between the Company and International Finance Corporation. Incorporated by reference to Exhibit 10.1 to the December 10, 2007 Form 8-K.

10.25	Loan Agreement dated as of January 8, 2008 between Chindex China Healthcare Finance, LLC and DEG-Deutsche Investitions-Und Entwicklungsgesellschaft. Incorporated by reference to Exhibit 4.1 to January 10, 2008 Form 8-K.

10.26	Amendment to Loan Agreement dated as of May 27, 2009 between Chindex China Healthcare Finance, LLC and DEG-Deutsche Investitions-Und Entwicklungsgesellschaft. Incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2009.

10.27	SPV Guarantee Agreement dated as of January 8, 2008 between Chindex China Healthcare Finance, LLC and DEG-Deutsche Investitions und Entwicklungsgesellschaft. Incorporated by reference to Exhibit 4.2 to the January 10, 2008 Form 8-K.

10.28	Contractual Joint Venture Contract between Shanghai Changning District Central Hospital and the Company, dated February 9, 2002. Incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

10.29	Lease Agreement between Shanghai Changning District Hospital and the Company related to the lease of the building for Shanghai United Family Hospital. Incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

10.30	Lease Agreement between China Arts & Crafts Import & Export Corporation and Chindex (Beijing) Consulting Incorporated related to the lease of the building for the Company’s main office in Beijing. Incorporated by reference to Exhibit 10.17 to the Company’s Quarterly Report on Form 10-Q for the six months ended June 30, 2002.

10.31	Agreement between Siemens AG and the Company for long-term payment of vendor invoices. Incorporated by reference to Exhibit 10.18 to the Company’s Quarterly Report on Form 10-Q for the nine months ended September 30, 2002.

10.32	Form of Common Stock Purchase Warrant issued to investors on March 24, 2005. Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated March 21, 2005.

10.33	Amendatory Letter No.1 dated February 5, 2009 to Loan Agreement dated December 10, 2007 between the Company and International Finance Corporation. Incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2009.

21.1	List of subsidiaries. Incorporated by reference to Exhibit 21.1 to the Company’s Registration Statement on Form S-3 (No. 333-123975).

23.1	Consent of Independent Registered Public Accounting Firm (filed herewith)

31.1	Certification of the Company’s Chief Executive Officer Pursuant to Rule 13a-14(a) (filed herewith)

31.2	Certification of the Company’s Chief Financial Officer Pursuant to Rule 13a-14(a) (filed herewith)

31.3	Certification of the Company’s Principal Accounting Officer Pursuant to Rule 13a-14(a) (filed herewith)

32.1	Certification of the Company’s Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 (filed herewith)

32.2	Certification of the Company’s Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 (filed herewith)

32.3	Certification of the Company’s Principal Accounting Officer Pursuant to 18 U.S.C. Section 1350 (filed herewith)

*	Management contract or compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINDEX INTERNATIONAL, INC.
Dated: June 14, 2010	By:	/S/ Roberta Lipson
Roberta Lipson
Chief Executive Officer (principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Dated: June 14, 2010	By:	/S/ Kenneth A. Nilsson
Kenneth A. Nilsson
Chairman of the Board

Dated: June 14, 2010	By:	/S/ Roberta Lipson
Roberta Lipson
Chief Executive Officer and Director (principal executive officer)

Dated: June 14, 2010	By:	/S/ Lawrence Pemble
Lawrence Pemble
Executive Vice President-Finance, Chief Financial Officer and Director (principal financial officer)

Dated: June 14, 2010	By:	/S/ Elyse Beth Silverberg
Elyse Beth Silverberg
Executive Vice President, Secretary and Director

Dated: June 14, 2010	By:	/S/ Robert C. Low
Robert C. Low
Vice President of Finance, Chief Accounting Officer and Corporate Controller (principal accounting officer)

Dated: June 14, 2010	By:	/S/ Holli Harris
Holli Harris
Director

Dated: June 14, 2010	By:	/S/ Carol R. Kaufman
Carol R. Kaufman
Director

Dated: June 14, 2010	By:	/S/ Julius Y. Oestreicher
Julius Y. Oestreicher
Director