Form 10-K/A
period 2010-03-31
CHINDEX INTERNATIONAL INC
filed 2010-07-29
CIK 922717

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [ x ] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [  ] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in a definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

The number of shares outstanding of each of the registrant’s class of common equity, July 13, 2010, was 13,765,611 shares of Common Stock and 1,162,500 shares of Class B Common Stock.

INTRODUCTORY NOTE

Chindex International, Inc. (the “Company,” “Chindex,” “we,” “us” or “our”) is filing this Amendment No. 1 on Form 10-K/A to our Annual Report on Form 10-K for the fiscal year ended March 31, 2010 (the “Report”) for the purpose of including information that was to be incorporated by reference from our definitive proxy statement pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We will not file our proxy statement within 120 days of our fiscal year ended March 31, 2010, and are, therefore, setting forth Items 10, 11, 12, 13 and 14 of Part III of the Report. We anticipate filing our definitive proxy statement in August 2010 for our 2010 Annual Stockholder Meeting, which is currently scheduled to be held on September 28, 2010.  In addition, in connection with the filing of this Amendment and pursuant to Rules 12b-15 and 13a-14 under the Exchange Act, we are including with this Amendment currently dated certifications. Except as described above, no other amendments are being made to the Report. This Form 10-K/A does not reflect events occurring after the June 14, 2010 filing of the Report or modify or update the disclosure contained in the Report as amended in any way other than as required to reflect the amendments discussed above and reflected below.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The directors and executive officers of the Company and their present positions with the Company are as follows:

Name	Positions with the Company
Kenneth A. Nilsson(1)(2)(3)	Chairman of the Board of Directors
Roberta Lipson	President, Chief Executive Officer and Director
Elyse Beth Silverberg	Executive Vice President, Secretary and Director
Lawrence Pemble	Executive Vice President, Chief Financial Officer, Treasurer and Director
Robert C. Low	Vice President, Finance, Chief Accounting Officer and Controller
Holli Harris(1)	Director
Carol R. Kaufman(1)(2)(3)	Director
Julius Y. Oestreicher(1)(2)(3)	Director
_________________

(1)	Member of the Audit and Finance Committee.

(2)	Member of the Compensation Committee.

(3)	Member of the Governance and Nominating Committee.

All directors of the Company hold office until the next annual meeting of the stockholders and until their successors have been elected and qualified.  The officers of the Company are elected by the Board of Directors at the first meeting after each annual meeting of the Company’s stockholders and hold office until their successors have been chosen and qualified.

Set forth below is certain information with respect to each director and executive officer:

ROBERTA LIPSON, 55, co-founded the Company in 1981.  Ms. Lipson has served as the Chief Executive Officer and a Director since 1981, and as the Chairman of the Board of Directors from 1981 until 2004.  From 1979 until founding the Company in 1981, Ms. Lipson was employed in China by Sobin Chemical, Inc., a worldwide trading company, as Marketing Manager, coordinating marketing and sales of various equipment in China.  Ms. Lipson was employed by Schering-Plough Corp. in the area of product marketing until 1979.  Ms. Lipson received a B.A. degree in East Asian Studies from Brandeis University and an MBA degree from Columbia University Graduate School of Business.  Ms. Lipson’s decades of experience with the Company and her prior education and experience related more generally to marketing in China make her a valuable member of our Board of Directors.

ELYSE BETH SILVERBERG, 53, co-founded the Company in 1981.  Ms. Silverberg has served as the Company’s Executive Vice President and Secretary and as a Director since that time.  Prior to founding the Company, Ms. Silverberg worked with Ms. Lipson at Sobin Chemical, Inc. from 1980 to 1981 and was an intern in China with the National Council for U.S.-China Trade from 1979 to 1980.  Ms. Silverberg received a B.A. degree in Chinese Studies and History from the State University of New York at Albany.  Ms. Silverberg’s decades of experience with the Company and her prior education and experience related to China make her a valuable member of our Board of Directors.

LAWRENCE PEMBLE, 53, joined the Company in 1984 and has served as Executive Vice President and Chief Financial Officer since January 1996.  From 1986 through April 1992 and September 1993 to the present, Mr. Pemble has also served as a Director of the Company.  Prior to joining the Company, Mr. Pemble was employed by China Books and Periodicals, Inc. as Manager, East Coast Center.  Mr. Pemble holds a B.S. degree in Business and Accounting from the University of Phoenix and B.A. degree in Chinese Studies and

Linguistics from the State University of New York at Albany.  Mr. Pemble’s background in business and finance coupled with his prior education and experience relating to China makes him a valuable member of our Board of Directors.

KENNETH A. NILSSON, 77, has served as a Director of the Company since January 1996 and the Chairman of the Board of the Company since October 2004.  Mr. Nilsson formerly served as President of Cooper Laboratories, Inc.; President of Cooper Lasersonics, Inc.; Managing Director of Pfizer Taito Ltd.; President of Max Factor, Japan; and Chairman of the Monterey Institute of International Studies.  Mr. Nilsson received a B.A. degree from the University of Southern California and an M.A. degree from the University of California.  Mr. Nilsson’s extensive business experience, including experience in the medical and international areas, make him a valuable member of our Board of Directors.

HOLLI HARRIS, 43, has served as a Director of the Company since August 2004.  Ms. Harris worked for the U.S. State Department at the U.S. Embassy in Moscow, and has since served in financial and strategic management positions in the energy, banking, biotech and automotive industries.  In 2003, Ms. Harris was a Financial Analyst with Amgen Inc., an international biotechnology and pharmaceutical firm.  From 2004 to 2008, Ms. Harris was a Financial Manager at Corbis Corporation, an international visual and image solutions provider.  Ms. Harris currently is a small business owner and an independent business strategy and process consultant.  Ms. Harris has a dual degree in Russian Language and International Relations from the University of California - Davis and an MBA degree in Finance from the University of Michigan.  Ms. Harris’s extensive experience in finance and strategic planning and her background in international matters make her a valuable member of our Board of Directors.

CAROL R. KAUFMAN, 61, has served as a Director of the Company since November 2000.  Ms. Kaufman has been Vice President and Chief Administrative Officer of The Cooper Companies, Inc., a medical device company, since October 1995 and was elected Vice President of Legal Affairs in March 1996 and was elected Senior Vice President in October 2004.  From January 1989 through September 1995, she served as Vice President, Secretary and Chief Administrative Officer of Cooper Development Company, a healthcare and consumer products company that was a former affiliate of The Cooper Companies, Inc.  Ms. Kaufman received her undergraduate degree from Boston University.  Ms. Kaufman’s extensive business experience, particularly in the medical device industry in light of the importance of the medical products industry to the Company, makes her a valuable member of our Board of Directors.

JULIUS Y. OESTREICHER, 80, has served as a Director of the Company since January 1996.  Mr. Oestreicher has been a partner with the law firm of Oestreicher, Ennis, Dalrymple & Dalrymple, LLP and its predecessor firms for more than thirty years, engaging primarily in estate, tax and business law.  Mr. Oestreicher received a B.S. degree in Business Administration from City College of New York and a J.D. degree from Fordham University School of Law.  He is also a Certified Public Accountant.  Mr. Oestreicher’s background in tax and business law and his knowledge of accounting and finance make him a valuable member of our Board of Directors.

ROBERT C. LOW, 55, joined the Company in September 2008 and has served as Vice President, Finance, Chief Accounting Officer and Controller since November 2008.  Prior to joining the Company, Mr. Low was employed by Middlebrook Pharmaceuticals, Inc., which develops anti-infectious drug products, from 2006 to 2008 as Vice President, Chief Financial Officer and Treasurer and from 2003 to 2006 as Corporate Controller.  In April 2010, Middlebrook Pharmaceuticals filed a voluntary petition for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code.  Prior to his employment at Middlebrook, Mr. Low worked in various capacities in public and private accounting.  Mr. Low is a Certified Public Accountant, holding a B.A. degree in Economics from the University of Pennsylvania and an MBA degree in Finance from the University of Houston.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s directors and executive officers, and persons who own more than 10% of the Company’s Common Stock, to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company.  Officers, directors and greater than 10% stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) reports they file.  To the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company during fiscal 2010, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% stockholders were complied with except one filing reflecting four transactions by Ms. Harris and one filing reflecting three transactions by Ms. Lipson.

Code of Business Conduct

The Company has adopted a Code of Business Conduct, which is applicable to all of its directors, officers and employees, including the principal executive officer, the principal financial officer and the principal accounting officer.  Certain sections of the Code are also applicable to the Board of Directors.  The Code is available on the Company’s website at www.chindex.com.  The Company intends to post amendments to or waivers from the Code to the extent applicable to its principal executive officer, principal financial officer or principal accounting officer.

Shareholder Nominating Procedures

The Governance and Nominating Committee of the Board of Directors will consider shareholder recommendations for candidates for the Board.  The name of any recommended candidate for director should be sent to the attention of the Secretary of the Company, together with a brief biographical sketch of the proposed nominee, a description of the proposed nominee’s qualifications and expected contributions to the Board, the information required to be included in a proxy statement with respect to a nominee for director, a document indicating the candidate’s willingness to serve, if elected, a description of the relationships between the proposed nominee and the recommending shareholder, and evidence of the recommending shareholder’s ownership of Company stock.  In order for a shareholder recommendation to be considered by the Governance and Nominating Committee, the recommendation and related information must be received by the Company no later than 120 calendar days before the anniversary of the date of the proxy statement for the prior annual meeting (i.e. by April 21, 2011 for the 2011 annual meeting).

Audit and Finance Committee

The current members of our Audit and Finance Committee are Ms. Harris (Chair), Ms. Kaufman, Mr. Nilsson, and Mr. Oestreicher, each of whom meets the independence requirements for audit committee members under SEC rules and the listing standards of The Nasdaq Global Market.  Additionally, the Board has determined that each of Ms. Harris, Ms. Kaufman, Mr. Nilsson, and Mr. Oestreicher is an audit committee financial expert as defined by SEC rules.

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

The ultimate objective of our compensation program is to improve shareholder value.  In furtherance of that objective, we evaluate both performance and compensation of employees to ensure that we maintain our ability to attract and retain employees and that compensation provided to employees remains competitive relative to the compensation paid to similarly situated employees of perceived comparable companies in the marketplace.  The Company historically has believed and continues to believe that it cannot reasonably identify peer issuers on an industry or line-of-business basis principally due to the Company’s size and unique combination of two business segments: the operation of Western medicine healthcare facilities in China and the marketing, distribution and sales of medical equipment in China on behalf of manufacturers.  As such, we do not believe that we have a peer group against which to compare and from which to directly and empirically derive a basis for our compensation program.  We do, however, generally consider entities with similar equity market capitalizations in making compensation decisions.

The above policies guide the Compensation Committee of our Board of Directors (the “Committee”) in assessing the compensation to be paid to our executive officers.  The Committee endeavors to ensure that the total compensation paid to executive officers is fair, reasonable, competitive and consistent with our compensation policies.  The above policies also guide the Committee as to the proper allocation between long-term compensation, current cash compensation, and short-term bonus compensation.

Role of Executive Officers in Compensation Decisions

The Committee reviews and approves the compensation paid to Ms. Lipson, our President and Chief Executive Officer.  The President and Chief Executive Officer recommends to the Committee the compensation paid to Ms. Silverberg, Executive Vice President and Secretary, and to Mr. Pemble, Chief Financial Officer and Executive Vice President.  Following a review of such recommendations, the Committee approves compensation for such officers in an amount the Committee deems reasonable and appropriate. The salary and bonus of Mr. Low, Vice President, Finance and Controller, is determined by the Chief Financial Officer, subject to the approval of the President and Chief Executive Officer. The equity compensation of all of our executive officers, including Mr. Low, is determined by the Committee based on the recommendations of management.

Management plays a significant role in the compensation-setting process for executive officers by:

•	recommending financial performance metrics for the Company’s annual Executive Management Incentive Program (“EMIP”) based on the Company’s overall business plan and budget as approved by the Board;
•	providing the Committee with quantitative calculations of such awards based on the Company’s operating results;
•	recommending individual non-financial goals under the EMIP, subject to approval by the President and Chief Executive Officer and the Committee;
•	providing a self-assessment of the extent to which the individual non-financial goals were achieved, which assessment is commented on by the President and Chief Executive Officer;
•	recommending salary levels, bonuses and equity-based awards; and
•	determining the salary and bonus of the Vice President, Finance and Controller.

Management also prepares meeting information for most Committee meetings, and the President and Chief Executive Officer participates in certain Committee meetings at the Committee’s request to provide background information regarding our strategic objectives, evaluation of the performance of the executive officers, and compensation recommendations as to executive officers (other than the President and Chief Executive Officer).

Setting Executive Compensation

The Committee structures executive compensation with an aim to motivate our executive officers to achieve our business goals and reward executive officers for achieving such goals.

In making compensation decisions, the Committee believes that information regarding pay practices at other companies is useful, but not determinative, because the Committee believes that we have no directly comparable peer companies and recognizes that our compensation practices must be competitive in the marketplace in general.

In fiscal 2010, the Committee did not engage a consultant to provide advice regarding compensation matters.  However, the Committee reviewed survey data prepared in March 2009 by a nationally-recognized compensation data service.  The data provided information about cash compensation levels of specified officer positions at comparable size companies in each of the two broad industries in which the Company operates -- (i) general medical and surgical hospitals and (ii) medical and hospital equipment.  The information was provided on an aggregate basis for companies within these industries, without referring to individual companies.  This information was deemed to be only generally applicable, both because the functions of our executive officers do not directly match the specified officer positions reflected in the survey data and because the Company’s operations are not directly comparable to any single industry.  The Company operates in several different healthcare markets in China, primarily (i) providing healthcare services through owned and/or operated hospitals and clinics and (ii) marketing and selling medical capital equipment and other medical products for use in hospitals.  We believe that we are the only foreign-invested, multi-facility hospital network in China. We have not identified any comparable entities having a substantially similar mix of operations and size in China. Although we used the compensation data service described above as an informal guide, we did not numerically or objectively benchmark against any of the data contained therein in any material respect.  The principal use of the service was as a reference to perceived generally comparable positions.  The Committee exercised broad discretion in whether and to what extent (if at all) to use the information from the service.  In making its compensation decisions in fiscal 2010, the Committee also considered other information, such as informally-perceived compensation opportunities available to our employees in the marketplace.

The Committee relies upon its judgment and, when appropriate, management’s judgment, of each individual executive officer in determining the amount and mix of compensation elements and whether each particular payment or award provides an appropriate incentive and reward for performance that sustains and enhances stockholder value.  Key factors affecting this judgment include:

•	performance compared to the financial, operational and strategic goals established for the executive, the Company or an applicable operating segment;
•	nature, scope and level of responsibilities of the particular executive;
•	the executive’s contribution to our financial results; and
•	the executive’s effectiveness in leading and/or carrying out our strategic initiatives.

In addition, in fiscal 2010, the Committee considered each executive officer’s current and prior-year salary and bonus, the appropriate balance between incentives for long-term and short-term performance, the compensation paid to the executive officer’s peers, if any, within the Company and the recommendations by the President and Chief Executive Officer as to each other executive officer.

2010 Executive Compensation Components

For the fiscal year ended March 31, 2010, the principal components of compensation for the executive officers were:

•	base salary;
•	performance-based annual incentive bonus;
•	long-term equity incentive compensation; and
•	perquisites and other personal benefits.

Base Salary

We provide executive officers and other employees with base salary to compensate them for services rendered during the fiscal year.  In setting base salaries, the Committee periodically reviews published compensation survey data for similar size companies.  The base salary for each of the executive officers is guided by the salary levels for perceived comparable positions in the marketplace, as well as the individual’s personal performance and internal alignment considerations.  The relative weight given to each factor varies with each individual at the Committee’s discretion. Our overall anticipated and actual performance and profitability and macro-economic matters, such as cost of living increases, are also factors in determining the base salaries for the executive officers.

In March 2010, the Committee increased the base salaries of each of Ms. Lipson, Ms. Silverberg and Mr. Pemble by 12%, retroactive to January 1, 2010, resulting in annual salaries for Ms. Lipson, Ms. Silverberg and Mr. Pemble of $362,762, $326,486, and $302,400, respectively.  Ms. Lipson’s and Ms. Silverberg’s salaries are denominated in Chinese Renminbi (“RMB”) and have been converted to US dollars (“USD” or “$”) for purposes of this paragraph at the rate of 6.8263 RMB to $1.00, which was the exchange rate on the last day of the fiscal year ended March 31, 2010.

In approving this increase, the Committee considered that since May 1, 2009 Ms. Lipson has served as chief executive officer of the Company’s Healthcare Services division in addition to her service as President and Chief Executive Officer of the Company; that Mr. Pemble has taken on multiple responsibilities, including investor relations, budgeting, tax, and certain operational responsibilities in addition to his responsibility for financial reporting; that Ms. Silverberg has overseen improvements in the performance of the Company’s Medical Products division; and that all three executives played key roles in increasing the Company’s financial performance, particularly in increasing operating income, and in supporting the Company’s strategic initiatives.  The Committee also considered the fact that salaries of these executive officers had not been increased since January 2008.

Mr. Low’s salary was determined by the Chief Financial Officer and approved by the President and Chief Executive Officer.  The factors they considered were Mr. Low’s individual performance, the Company’s performance, and the Committee’s determinations with respect to salary increases for the other executive officers.  Based on these factors, Mr. Low’s base salary was increased by 12%, effective May 1, 2010, resulting in an annual base salary of $227,136.

Performance-Based Annual Incentive Bonus

As in prior years, the Committee established a performance-based annual incentive bonus plan for fiscal 2010, referred to as the Executive Management Incentive Program (“EMIP”).  The executive officers made eligible for the EMIP for fiscal 2010 were Ms. Lipson, Ms. Silverberg and Mr. Pemble.  For fiscal 2010, the Committee determined that annual incentive compensation would be paid entirely in cash, with the amounts contingent on meeting performance goals set by the Committee.

For fiscal 2010, the EMIP was tied to both financial and non-financial performance objectives. The maximum amount payable for achievement of performance goals was 55% of base salary, of which up to 35% of base salary was payable for achievement of financial goals and up to 20% of base salary was payable for achievement of non-financial goals.  The Committee felt that payment at these levels would link a significant portion of each eligible executive’s total cash compensation to Company performance and would position the executive’s cash compensation generally within a perceived range for comparable positions at similar size companies when superior performance is achieved.  In addition, the EMIP contemplated that the Committee could grant a discretionary bonus of up to 50% of base salary for extraordinary efforts or achievements during the fiscal year or if the Committee determined that the objective performance goals were not achieved because of events beyond the control of the executives but that the executives nevertheless deserved bonus compensation.

The financial performance objectives utilized in the 2010 EMIP were revenue growth and operating income growth, which were weighted equally.  Because Ms. Lipson’s and Mr. Pemble’s primary responsibilities were for the Company as a whole, their EMIP incentives for financial performance were based on the financial performance of the Company as a whole.  Because Ms. Silverberg’s primary responsibilities were for the Medical Products division, her EMIP incentives for financial performance were based 50% on the performance of the Medical Products division and 50% on the performance of the Company as a whole.  The Committee established a target growth range for each of the financial performance objectives, as follows:

Performance Measure	Target Range

Revenue Growth
Company-wide	14-17%
Medical Products division	13-15%
Operating Income Growth
Company-wide	10-14%
Medical Products division	13-15%

For each of the above two financial performance measures, the executive could earn 15% of base salary if performance was within the target range and 17.5% of base salary if performance was above the target range.  No amount would be payable with respect to a performance measure if performance for that measure was below the target range.  Performance under each financial performance measure was evaluated independent of performance under the other measure, and with respect to Ms. Silverberg, Company and division performance were each evaluated separately.  Thus, performance at target level on each financial performance measure would result in an award of 30% of base salary, while above-target performance on each financial performance measure would result in an award of 35% of base salary.

The non-financial objectives, which were individualized for each executive, included goals relating to completion of specific projects, product development, customer satisfaction, marketing, improving administrative processes, employee development, and implementation of the Company’s strategic plan.  An executive could earn up to 20% of base salary based on achievement of his or her non-financial objectives.  These objectives were stated on a qualitative rather than quantitative basis. The extent of achievement of such objectives was determined by the Committee in its discretion after consideration of each executive’s self-assessment of the extent of achievement of each objective and the evaluations of such assessment by and recommendations of the President and Chief Executive Officer.

After the conclusion of the fiscal year, the Committee determined that Company operating income growth had exceeded the target level, but that neither Company revenue growth nor the Medical Products division targets had been achieved.  In assessing achievement of the financial metrics, the Committee excluded from its calculations, as not reflective of performance during the year, the one-time tax benefit received by the Company during fiscal 2010 in the amount of $5 million.  In addition, the Committee determined the extent to which each executive had achieved his or her non-financial goals.  The Committee did not pay any amount under the discretionary provision of the EMIP.  As a result of the Committee’s determinations, each executive received an EMIP payment as follows:

Name	% of Base Salary for Financial Objectives	% of Base Salary for Non-Financial Objectives	Total % of Base Salary Paid under EMIP	Amount Paid under EMIP ($)

Roberta Lipson	17.50	18	35.50	114,982(1)
Elyse Beth Silverberg	8.75	14	22.75	66,287(1)
Lawrence Pemble	17.50	18	35.50	95,850

(1)
EMIP payments for Ms. Lipson and Ms. Silverberg were established in RMB and converted to USD using an exchange rate of 6.8263 RMB to $1.00, which was the exchange rate on the last day of the fiscal year ended March 31, 2010.

Mr. Low’s bonus was determined by the Chief Financial Officer on a discretionary basis and approved by the President and Chief Executive Officer, primarily based on an assessment of Mr. Low’s success in achieving qualitative performance goals set by the Chief Financial Officer.  These goals generally related to improvements in financial reporting processes and global tax structure.  These goals were chosen because they most closely reflect Mr. Low’s area of responsibility within the Company.  Mr. Low could earn up to 35% of base salary for superior performance on all goals.  Based on his performance, he was awarded a bonus of $50,700, equal to 25% of base salary.

Long-Term Equity Incentive Compensation

The Committee has the authority to make grants of equity to executive officers and other employees under our 2007 Stock Incentive Plan.  Grants of equity compensation are designed to attract and retain key managerial and professional talent, and align the interests of the executive officers with those of our shareholders by providing each executive officer with a significant incentive to manage the Company from the perspective of an owner with an equity stake in the business.

In fiscal year 2010, our equity compensation program consisted of grants of stock options (which were made in June 2009) and shares of restricted stock (which were made in September 2009).  The Committee’s decision as to the allocation between the two types of awards was made in light of the number of shares available under the 2007 Stock Incentive Plan and the fact that prior year allocations between stock options and restricted stock had resulted in our executives currently holding more stock options than restricted stock. The stock options were granted at fair market value on the date of grant and have a ten-year term.  The stock options will vest in installments over a three-year period and the restricted stock will vest in installments over a four-year period, in each case subject to continued employment, thus incentivizing the executive officer to remain employed by us during the vesting period.  The awards are subject to accelerated vesting in certain events, as described under “Grants of Plan-Based Awards in Fiscal 2010”.

The Committee set the size of the grants at a level that was intended to create a meaningful opportunity for stock ownership and participation in the increases in our equity value, based upon the individual’s current position, the individual’s personal performance in recent periods, and his or her potential for future responsibility and promotion over the term of the particular grant.  The size of the grants was also determined with reference to equity-based awards made to executive officers by perceived comparable companies, to the extent reasonably determinable.  The Committee also considered that for fiscal 2009 as compared to fiscal 2008, revenue for both of the Company’s divisions and profitability on a consolidated basis showed significant improvement, and that during fiscal 2009 the Company had made significant progress in the achievement of strategic objectives.

Based on these factors, the Committee made the following grants of restricted stock and stock options to our executive officers during fiscal 2010:

Name	# Shares of Restricted Stock Granted	# Stock Options Granted

Roberta Lipson	25,000	5,000
Elyse Beth Silverberg	20,000	5,000
Lawrence Pemble	20,000	5,000
Robert C. Low	5,000	—

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

As described below, certain of our executive officers have employment agreements that expressly entitle them to perquisites and other personal benefits.  In particular, each of Ms. Lipson and Mr. Pemble receives an annual tuition allowance, each of Ms. Lipson and Ms. Silverberg receives a monthly housing allowance in connection with their residence in China, and Mr. Pemble receives a monthly allowance relating to remote office expenses.  These executives are also entitled to the use of a Company car or reimbursement for business use of a personal car, and to reimbursement for certain travel expenses.

Employment Agreements

Ms. Lipson, Ms. Silverberg and Mr. Pemble have employment agreements which were entered into on October 31, 2006 and amended in December 2008.  The agreements were intended to ensure that the Company would be able to maintain a continuous, stable and competent executive team.  The Committee believes that the future success of the Company will depend to a significant degree on the skills and competence of these executive officers.  Each employment agreement has a term ending on December 31, 2013.  The employment agreements provide for base salaries which are to be reviewed annually.  Ms. Lipson’s and Ms. Silverberg’s salaries are denominated in Chinese Renminbi (“RMB”).  Their salaries were converted to RMB in 2008 in response to the decline in the value of the U.S. dollar relative to Chinese RMB and in consideration of the fact that because they are living in China, most of their expenses are in Chinese currency. The employment agreements provide for the payment of annual bonus compensation to the executive officer based on the success of business operations and the pre-tax profits of the Company as well as upon the performance of the executive officer, which bonus has been implemented pursuant to the Executive Management Incentive Program.  In addition, the employment agreements provide that the Company may grant stock options and/or other long-term equity incentive compensation to the executive officer, but does not obligate the Company to provide any specified amount or value of equity compensation.  The employment agreements further provide for the payment of annual allowances of up to $90,000 per year for the tuition for minor children of Ms. Lipson and Mr. Pemble, of $5,000 per month for housing expenses of Ms. Lipson and Ms. Silverberg in China, and of $5,000 per month for certain remote office expenses of Mr. Pemble.  The employment agreements also entitle the executives to the use of a Company car or an allowance to reimburse the executive for costs associated with the business use of a personal automobile.  During the years the executives are based in China, they are also entitled to reimbursement for round-trip economy class airfare from China to the executive’s home in the United States for the executive and his or her spouse and children.

Mr. Low has a three-year employment agreement with the Company, entered into November 11, 2008, pursuant to which he serves as Vice President, Finance, and Chief Accounting Officer, reporting to the Chief Financial Officer.  Mr. Low was subsequently given the additional position of Controller.  The employment agreement provides for an annual base salary of $195,000 and, in the Company’s discretion, eligibility to participate in an annual bonus program providing for a potential bonus ranging from 10% to 35% of base salary based upon combined individual, departmental and Company performance.  The employment agreement also provided for a one-time award to Mr. Low of non-qualified options to purchase 6,000 shares of the Company’s Common Stock, expiring ten years from the date of the employment agreement, vesting ratably on each of the first three anniversaries of the date of the employment agreement, subject to Mr. Low’s continued employment through the vesting date.

For a description of the provisions of the employment agreements relating to termination of employment, see the section titled “Potential Payments Upon Termination or Change of Control.”

Deductibility of Executive Compensation

Section 162(m) of the Internal Revenue Code disallows a tax deduction to publicly held companies for compensation paid to certain of their executive officers, to the extent that such compensation exceeds $1 million per covered officer in any fiscal year.  The limitation applies only to compensation that is not considered to be performance-based.  Non-performance-based compensation paid to the executive officers for the fiscal year ended March 31, 2010 did not exceed the $1 million limit for any executive officer.  The Company’s stock incentive plans have been structured so that awards under these plans may, but need not, qualify as performance-based compensation for purposes of Section 162(m), depending on the terms of the award.  To date, the stock options granted to the executive officers qualified as performance-based, but restricted stock awards and awards under the EMIP have not qualified.

Risk Assessment of Executive Officer Compensation Plans

The Company’s EMIP, which provides annual performance-based incentive compensation to our three most senior executive officers, contains a number of features that discourage our executives from taking unnecessary and excessive risk, including the following:

•
Financial performance targets, although recommended by management based on the Company’s overall business plan and budget, are determined by the Compensation Committee.  Similarly, non-financial performance goals, though recommended by management, are subject to approval by the Committee.

•	The financial performance objectives for fiscal 2010 were equally weighted between revenue growth and operating income growth, thereby providing balanced incentives.

•
The financial performance measures applicable for the President and Chief Executive Officer and the Chief Financial Officer were 100% based on Company-wide performance, and the measures applicable for the Executive Vice President in charge of the Medical Products division was 50% based on Company-wide performance, thereby encouraging the entire management team to make decisions focused on the best long-term interests of the Company as a whole.

•	There is a limit on the amount which can be paid to any executive under the plan, regardless of the amount by which performance exceeds target levels.

•
Although the EMIP for fiscal 2010 did not expressly provide the Compensation Committee with discretion to reduce the amount of annual incentive payable below the amount otherwise earned under the plan formula, it did provide that determination of the extent to which the performance goals were satisfied was in the judgment of the Committee.  The Committee used its judgment to exclude the Company’s one-time tax benefit from the calculation.  The EMIP adopted for fiscal 2011 expressly provides the Committee with discretion to reduce amounts payable under the plan.

While the EMIP rewards achievement of short-term goals, the Company’s grants of equity awards encourage long-term value creation. The equity awards granted in fiscal 2010 provided for vesting in equal installments over a three-year period from the date of grant in the case of stock options, and over a four-year period from the date of grant in the case of restricted stock.

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
Kenneth A. Nilsson

Compensation Committee Interlocks and Insider Participation

The members of the Company’s Compensation Committee are Mr. Oestreicher (Chair), Ms. Kaufman and Mr. Nilsson.  No member of the Compensation Committee has a relationship that would constitute an interlocking relationship with executive officers or directors of another entity.

Summary Compensation Table

Name and Principal Position	Year(1)	Salary(2) ($)	Bonus ($)	Stock Awards(3) ($)	Option Awards(4) ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
Roberta Lipson President and Chief Executive Officer	2010 2009 2008	333,498 324,558 266,310	— 32,344(7) 53,262	331,500 189,900 267,875	42,200 679,425 811,650	114,982(5) — 93,209	171,932(6) 128,456 151,821	994,112 1,354,683 1,644,127
Elyse Beth Silverberg Executive Vice President and Secretary	2010 2009 2008	300,148 292,102 239,679	— 43,664(7) 71,904	265,200 94,950 188,370	42,200 569,025 740,250	66,287(5) 50,942(9) 33,555	75,974(8) 71,265 75,381	749,809 1,121,948 1,349,139
Lawrence Pemble Chief Financial Officer and Executive Vice President	2010 2009 2008	278,100 270,000 236,250	— 27,000 47,250	265,200 126,600 188,370	42,200 569,025 740,250	95,850 — 82,688	80,817(10) 74,368 68,170	762,167 1,066,993 1,362,978
Robert C. Low(11) Vice President, Finance and Controller	2010 2009	211,900 99,000	50,700 9,750	66,300 —	— 46,080	— —	1,521(12) 2,670	330,421 157,500

(1)	Fiscal year ended March 31.

(2)
Effective January 1, 2008, Ms. Lipson’s and Ms. Silverberg’s salaries are denominated in RMB and have been converted to USD using an average exchange rate, as follows: for fiscal 2010, 6.83 RMB to $1.00; for fiscal 2009, 6.81 RMB to $1.00; and for the last quarter of fiscal 2008, using an average exchange rate for the quarter of 7.02 RMB to $1.00.

(3)
The amounts in the “Stock Awards” column reflect the grant date fair value of restricted stock awards, computed in accordance with Financial Accounting Standards Board Accounting Standards Codification 718 (excluding the estimated effect of any forfeitures), granted in fiscal years ended March 31, 2010, 2009, and 2008.  This is the total amount the Company would expect to expense in its financial statements over the vesting period for the award.  The grant date fair value of each restricted stock award is the fair market value of the shares on the date of the award.  These awards were granted on September 14, 2009, September 15, 2008, September 11, 2007, and June 29, 2007, on which dates the fair market value per share was $13.26, $10.55, $13.55, and $14.75, respectively.  Each award of restricted shares entitles the holder to payment of cash dividends at the same time as dividends are paid to other shareholders.  Amounts reflected in this column may not correspond to the actual value that will be received by the executive from these awards.

(4)
The amounts in the “Option Awards” column reflect the grant date fair value of stock options, computed in accordance with Financial Accounting Standards Board Accounting Standards Codification 718 (excluding the estimated effect of any forfeitures), granted in fiscal years ended March 31, 2010, 2009, and 2008.  This is the total amount the Company would expect to expense in its financial statements over the vesting period for the award.  Assumptions made in calculating the grant date fair value for these awards are included in Note 1 to the Company’s financial statements for the fiscal year ended March 31, 2010. Amounts reflected in this column may not correspond to the actual value that will be received by the executive from these awards.  These awards were granted on June 30, 2009, September 29, 2008, September 15, 2008, June 26, 2008, November 27, 2007, and September 11, 2007, and had a grant date per share fair value of the option of $8.44, $7.68, $7.36, $10.57, $13.86, and $9.52, respectively.  The “Option Awards” amounts for 2009 for each of Ms. Lipson, Ms. Silverberg, and Mr. Pemble includes $237,825 with respect to EMIP awards for fiscal 2009 based on the target level of performance as of the date of grant (June 26, 2008).  The award value for each of these executives based on maximum level of performance was $317,100.  The grant date fair value of these awards at the level actually vested was zero for Ms. Lipson and Mr. Pemble and was $158,550 for Ms. Silverberg.  The “Option Awards” amounts for 2008 for each of Ms. Lipson, Ms. Silverberg, and Mr. Pemble includes $311,850 with respect to EMIP awards for fiscal 2008 based on the target level of performance as of the service inception date (November 27, 2007).  The award value for each of these executives based on maximum level of performance was $415,800.  The grant date fair value of these awards at the level actually vested was $415,800 for Ms. Lipson and Mr. Pemble and $166,320 for Ms. Silverberg.

(5)
Non-equity incentive for Ms. Lipson and Ms. Silverberg was established in RMB and converted to USD using an exchange rate of 6.8263 RMB to $1.00, which was the exchange rate on the last day of the fiscal year.

(6)
Consists of $87,978 for international tuition expenses for Ms. Lipson’s school aged children, housing allowance of $64,756 for Ms. Lipson’s housing in China, $10,000 reimbursement for home leave travel, $7,354 in matching contributions under the Company’s 401(k) plan and $1,844 for automobile and related expense.

(7)
Discretionary bonus for Ms. Lipson and Ms. Silverberg was established in RMB and converted to USD using an exchange rate of 6.8359 RMB to $1.00, which was the exchange rate on the last day of the fiscal year.

(8)
Consists of housing allowance of $64,756 for Ms. Silverberg’s housing in China, $3,864 reimbursement for home leave travel (reimbursed in RMB and converted to USD using an exchange rate of 6.8263),  and $7,354 in matching contributions under the Company’s 401(k) plan.

(9)	Non-equity incentive was established in RMB and converted to USD using an exchange rate of 6.8359 RMB to $1.00, which was the exchange rate on the last day of the fiscal year.

(10)
Consists of $11,625 for tuition expenses for Mr. Pemble’s children, maintenance of remote office facility expenses of $60,000, $1,794 for life insurance and $7,398 in matching contributions under the Company’s 401(k) plan.

(11)	Mr. Low’s employment began in September 2008.

(12)	Consists of matching contributions under the Company’s 401(k) plan.

Grants of Plan-Based Awards in Fiscal 2010

The following table provides information about equity awards granted to the named executives in the fiscal year ended March 31, 2010.

Name		Estimated Future Payouts Under Non-Equity Incentive Plan Awards(2)			All Other Stock Awards: Number of Shares of Stock or Units(3) (#)	All Other Option Awards: Number of Securities Underlying Options(4) (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value(5) ($)
	Grant Date(1)	Threshold ($)	Target ($)	Maximum ($)

Roberta Lipson	6/30/09					5,000	12.37	42,200
	9/14/09				25,000			331,500
	11/12/09	32,389	129,558	178,142
Elyse Beth Silverberg	6/30/09					5,000	12.37	42,200
	9/14/09				20,000			265,200
	11/12/09	29,150	116,602	160,328
Lawrence Pemble	6/30/09					5,000	12.37	42,200
	9/14/09				20,000			265,200
	11/12/09	27,000	108,000	148,500
Robert C. Low	9/14/09				5,000			66,300

(1)	All equity awards shown in this table were granted under the Company’s 2007 Stock Incentive Plan.

(2)
Amounts shown in “Estimated Future Payouts Under Non-Equity Incentive Plan Awards” column reflect performance awards for fiscal 2010 under the Executive Management Incentive Program (“EMIP”).  For fiscal 2010, the entire EMIP award was payable in cash.  Ms. Lipson’s and Ms. Silverberg’s amounts were established in RMB and have been converted to USD using an exchange rate of 6.8263 RMB to $1.00, which was the exchange rate on the last day of the fiscal year.  See the “Compensation Discussion and Analysis” for information with respect to the performance goals under the EMIP for fiscal 2010.  Amounts in the “Threshold” column are the amounts that would have been paid if none of the financial objectives was satisfied but some of the executive’s non-financial objectives were satisfied.

(3)
This column shows the number of shares of restricted stock granted to each named executive in fiscal 2010.  The restricted stock grant dated September 14, 2009 vests as to one-fourth of the shares on each of the first four anniversaries of the date of grant, with full vesting in the event of the executive’s death, disability, termination by the Company without cause, sale of the subsidiary or division employing the executive, or a change of control of the Company.  The employment agreements of Ms. Lipson, Ms. Silverberg and Mr. Pemble provide that their restricted stock awards vest upon a termination of their employment by the Company without cause or by the executive for good reason.

(4)
This column shows the number of stock options granted to each named executive in fiscal 2010.  The stock options vest as to one-third of the shares on each of the first three anniversaries of the date of grant, with full vesting in the event of retirement, death, disability, sale of the subsidiary or division employing the executive, or a change of control of the Company.  The employment agreements of Ms. Lipson, Ms. Silverberg and Mr. Pemble provide that their stock options vest upon a termination of their employment by the Company without cause or by the executive for good reason.

(5)
This column shows the full grant date fair value of each equity award, computed in accordance with Financial Accounting Standards Board Accounting Standards Codification 718 (excluding the estimated effect of any forfeitures), granted in the fiscal year ended March 31, 2010, which is the total amount the Company would expect to expense in its financial statements over the vesting period for the award.  The grant date fair value of each restricted stock award is the fair market value of the shares on the date of the award.  Assumptions made in calculating the grant date fair value for stock option awards are included in Note 1 to the Company’s financial statements for the fiscal year ended March 31, 2010.  The grant date fair value is $8.44 per share for the stock option awards and $13.26 per share for the restricted stock awards granted in fiscal 2010.

Outstanding Equity Awards at 2010 Fiscal Year-End

The following table provides information on the holdings of stock options and unvested restricted stock by the named executives as of March 31, 2010.

		Option Awards				Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)
Roberta Lipson	09/11/2000(1)	145,200	-	1.46	09/11/2010	-	-
	07/08/2005(3)	16,500	-	2.98	07/08/2015	-	-
	02/07/2006(1)	40,500	-	4.36	02/07/2016	-	-
	09/11/2007(4)	26,250	26,250	13.55	09/11/2017	-	-
	09/11/2007(4)	-	-	-	-	8,250	97,433
	11/27/2007(5)	10,000	20,000	19.81	06/17/2018	-	-
	09/15/2008(6)	20,000	40,000	10.55	09/15/2018	-	-
	09/15/2008(6)	-	-	-	-	12,000	141,720
	06/30/2009(6)	-	5,000	12.37	06/30/2019	-	-
	09/14/2009(4)	-	-	-	-	25,000	295,250
	Total	258,450	91,250	-	-	45,250	534,403
Elyse Beth Silverberg	09/11/2000(1)	145,200	-	1.46	09/11/2010	-	-
	04/26/2004(2)	37,500	-	8.33	04/26/2014	-	-
	07/08/2005(3)	16,500	-	2.98	07/08/2015	-	-
	02/07/2006(1)	40,500	-	4.36	02/07/2016	-	-
	09/11/2007(4)	22,500	22,500	13.55	09/11/2017	-	-
	09/11/2007(4)	-	-	-	-	4,500	53,145
	11/27/2007(5)	4,000	8,000	19.81	06/17/2018	-	-
	06/26/2008(7)	-	15,000	15.32	06/26/2018	-	-
	09/15/2008(6)	15,000	30,000	10.55	09/15/2018	-	-
	09/15/2008(6)	-	-	-	-	6,000	70,860
	06/30/2009(6)	-	5,000	12.37	06/30/2019	-	-
	09/14/2009(4)	-	-	-	-	20,000	236,200
	Total	281,200	80,500	-	-	30,500	360,205
Lawrence Pemble	02/07/2006(1)	84,000	-	4.36	02/07/2016	-	-
	09/11/2007(4)	22,500	22,500	13.55	09/11/2017	-	-
	09/11/2007(4)	-	-	-	-	4,500	53,145
	11/27/2007(5)	10,000	20,000	19.81	06/17/2018	-	-
	09/15/2008(6)	15,000	30,000	10.55	09/15/2018	-	-
	09/15/2008(6)	-	-	-	-	8,000	94,480
	06/30/2009(6)	-	5,000	12.37	06/30/2019	-	-
	09/14/2009(4)	-	-	-	-	20,000	236,200
	Total	131,500	77,500	-	-	32,500	383,825
Robert C. Low	09/29/2008(6)	2,000	4,000	10.99	09/29/2018	-	-
	09/14/2009(4)	-	-	-	-	5,000	59,050
	Total	2,000	4,000	-	-	5,000	59,050

(1)	All of these options vested on grant date.

(2)	30,000 options vested on the date of grant and the remaining 7,500 options vested on March 15, 2005.

(3)	One-third of these options vested on the date of grant and the remaining options vested on February 7, 2006.

(4)	These options and shares vest one-fourth on each of the first four anniversaries of the date of grant.

(5)	These options were granted as part of the fiscal 2008 EMIP and vest one-third each on June 17, 2009, 2010 and 2011.

(6)	These options and shares vest one-third on each of the first three anniversaries of the date of grant.

(7)	These options were granted as part of the fiscal 2009 EMIP and vest one-third each on July 1, 2010, 2011 and 2012.

Option Exercises and Stock Vested in Fiscal 2010

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Roberta Lipson	—	—	12,625	166,790
Elyse Beth Silverberg	—	—	8,250	108,540
Lawrence Pemble	—	—	9,250	121,710
Robert C. Low	—	—	—	—

Potential Payments Upon Termination or Change of Control

The Company has entered into employment agreements with Ms. Lipson, Ms. Silverberg, Mr. Pemble, and Mr. Low.  The agreements with Ms. Lipson, Ms. Silverberg and Mr. Pemble provide that in the event of the executive’s termination by the Company for “cause” or the executive’s voluntary resignation without “good reason,” the executive would only be entitled to earned but unpaid salary, earned but unpaid bonus for a previously completed fiscal year, payment of or reimbursement for any unpaid housing allowance or unreimbursed business expenses, air fare, tuition and automobile expenses, payment for unused vacation and any amounts payable under Company benefit plans or policies.  Under the agreements, “cause” means willful misconduct or gross negligence, dishonesty or misappropriation of assets, certain absences from work, unauthorized disclosure of confidential or proprietary information under certain circumstances, a conviction for certain crimes or a violation of certain laws, or the failure to attempt to perform the executive’s duties, most of which events are subject to opportunities to cure.

The agreements also provide that in the event of the executive’s termination by the Company without “cause” or by the executive for “good reason,” the executive would be entitled to all of the above amounts and benefits plus (i) a lump sum payment equal to three times the sum of the ensuing year’s salary plus the prior year’s bonus plus the annual housing allowance; (ii) a pro rated portion of the current year’s bonus (provided, however, that in the event of the executive’s termination following a change of control event, the pro-rated bonus is instead based on the greater of the executive’s average bonus for the two prior years or 30% of salary); (iii) continuation of specified medical benefits for life (unless the executive reaches the age of 65, or becomes eligible for Medicare or corresponding benefits with a new employer); (iv) an annuity policy which will provide the executive with payments of $500 per month from the date the executive reaches the age of 65 until his or her death that the executive can use to purchase supplemental health insurance; (v) vesting of all equity awards; and (vi) continuation of any tuition reimbursements for the remainder of the calendar year in which termination occurred plus three additional years.  The executive is also entitled to a tax gross-up to the extent amounts payable to the executive in connection with a change of control event are subject to excise tax.  Under the employment agreements, “good reason” means any reduction in the executive’s authority, duties or responsibilities; an adverse change in the executive’s position, title or reporting responsibility (except for changes solely by virtue of the Company being acquired by another entity); the assignment of duties to the executive that are inconsistent with his or her position and status; a reduction in the executive’s annual salary or bonus opportunity; the failure to cure a material breach of the executive’s employment agreement by the Company; or relocation of the executive without his or her consent, all but the last of which events are subject to an opportunity to cure.

The agreements also provide that the executive’s employment terminates automatically upon the executive’s death and may be terminated by the Company in the event of the executive becoming disabled.  For purposes of the agreements, “disability” is defined as physical or mental incapacity of a nature which prevents the executive, in the good faith judgment of the Company’s Board of Directors, from performing his or her duties under the agreement for a period of 180 consecutive days or 270 days during any year.  In the event of death or disability, the executive would only be entitled to earned but unpaid salary, earned but unpaid bonus for a previously completed fiscal year, reimbursement for business expenses, payment for unused vacation, any amounts payable under Company benefit plans or policies, and a pro rata portion of the current year’s bonus (based on the greater of the executive’s average bonus for the two prior years or 30% of salary).  In addition, the agreements require the Company to provide each executive with a life insurance policy having a benefit payable upon death equal to three times the executive’s salary.

The agreements also provide that the executive’s employment would terminate immediately and automatically upon the expiration of the term of the agreement (December 31, 2013).  The executive would be entitled to earned but unpaid salary, earned but unpaid bonus for a previously completed fiscal year, reimbursement for business expenses, payment for unused vacation, any amounts payable under Company benefit plans or policies, and a pro rata portion of the current year’s bonus; provided, however, that if the executive’s employment was terminated at the expiration of the term and the Company had not previously offered to renew the employment agreement on commercially reasonable terms, then the Company would also pay or provide (i) group life, disability, sickness, hospitalization and accident insurance benefits equivalent to those to which the executive would have been entitled if he or she continued working for the Company for an additional twelve month period, and (ii) the annual salary to the same extent to which the executive would have been entitled if he or she continued working for the Company for an additional twelve month period.

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

Mr. Low’s employment agreement is for a three-year term.  It provides that in the event his employment is terminated by the Company without “cause” he would be entitled to earned but unpaid salary and any amounts payable under Company benefit plans and policies plus continued payment of his base salary for a period of (i) three months, if such termination occurs prior to November 11, 2009 (the first anniversary of the agreement), or (ii) six months if termination occurs thereafter.  In the event of any other termination of employment, he would only be entitled to earned but unpaid salary and any amounts payable under Company benefit plans and policies.  For purposes of Mr. Low’s employment agreement, “cause” means willful misconduct or gross negligence; dishonesty or misappropriation of assets; certain absences from work; unauthorized disclosure of confidential or proprietary information under certain circumstances; conviction of certain crimes or violation of certain laws; willful or grossly negligent violation of the Company’s policies and procedures or of reasonable and appropriate directions from senior management; and unsatisfactory performance not remedied within 30 days of notice.  Mr. Low’s agreement contains non-competition, confidentiality and non-solicitation provisions.

The restricted stock awards granted to the executive officers generally become fully vested upon the executive’s death or disability, upon a change in control of the Company or a sale of the subsidiary or division employing the executive, or upon a termination of the executive’s employment by the Company without “cause.”  The stock option awards granted to the executive officers generally become fully vested upon the executive’s retirement, death or disability, or upon a change in control of the Company or a sale of the subsidiary or division employing the executive.  In addition, pursuant to their employment agreements, the equity awards of Ms. Lipson, Ms. Silverberg, and Mr. Pemble become fully vested upon a termination of the executive’s employment by the Company without “cause” or by the executive for “good reason.”  The stock option awards generally provide that options terminate immediately upon a termination for “cause,” 90 days after voluntary resignation or resignation for “good reason”, six months after termination of the executive’s employment by the Company without “cause,” two years after termination due to retirement, death, or disability, and one year after a termination of employment following a change in control.

The following table provides an estimate of the potential payments and benefits that each of the named executives would be entitled to receive upon termination of employment under various circumstances and upon a change of control.  In each case, the table assumes the executive’s termination or the change of control occurred on

March 31, 2010.  The table does not include payments the executive would be entitled to receive in the absence of one of these specified events, such as from the exercise of previously vested stock options (which amount can be calculated from the “Outstanding Equity Awards at 2010 Fiscal Year-End” table).  The table also does not include benefits that are provided on a non-discriminatory basis to salaried employees generally, including amounts payable under the Company’s 401(k) Plan.

	Cash Severance Payment ($)	Continuation of Medical / Welfare Benefits ($)	Accelerated Vesting of Equity Awards ($)(1)	Continued Tuition Allowance ($)	Tax Gross-up ($)	Total Termination Benefits ($)
Roberta Lipson
• Voluntary Resignation or Termination for Cause	114,982(2)	—	—	—	—	114,982
• Death or Disability	97,168(3)	—	584,817	—	—	681,985
• Retirement	114,982(2)	—	50,403	—	—	165,385
• Termination Without Cause or for Good Reason	1,728,215	286,593(4)	584,817	337,500(5)	—	2,937,125
• Change of Control	—	—	584,817	—	—	584,817
• Sale of Subsidiary or Division Employing Executive	—	—	584,817	—	—	584,817
• Termination Without Cause or for Good Reason after Change of Control	1,475,532	286,593(4)	584,817	337,500(5)	1,069,198	3,753,640
• Failure to Renew	477,744	16,332	—	—	—	494,076
Elyse Beth Silverberg
• Voluntary Resignation or Termination for Cause	66,287(2)	—	—	—	—	66,287
• Death or Disability	100,032(3)	—	398,019	—	—	498,051
• Retirement	66,287(2)	—	37,803	—	—	104,090
• Termination Without Cause or for Good Reason	1,424,605	326,239(4)	398,019		—	2,148,863
• Change of Control	—	—	398,019	—	—	398,019
• Sale of Subsidiary or Division Employing Executive	—	—	398,019	—	—	398,019
• Termination Without Cause or for Good Reason after Change of Control	1,449,213	326,239(4)	398,019		820,823	2,994,294
• Failure to Renew	392,773	16,332	—	—	—	409,105

	Cash Severance Payment ($)	Continuation of Medical / Welfare Benefits ($)	Accelerated Vesting of Equity Awards ($)(1)	Continued Tuition Allowance ($)	Tax Gross-up ($)	Total Termination Benefits ($)
Lawrence Pemble
• Voluntary Resignation or Termination for Cause	95,850(2)	—	—	—	—	95,850
• Death or Disability	81,000(3)	—	421,639	—	—	502,639
• Retirement	95,850(2)	—	37,803	—	—	133,653
• Termination Without Cause or for Good Reason	1,470,600	363,497(4)	421,639	337,500(5)	—	2,593,236
• Change of Control	—	—	421,639	—	—	421,639
• Sale of Subsidiary or Division Employing Executive	—	—	421,639	—	—	421,639
• Termination Without Cause or for Good Reason after Change of Control	1,260,000	363,497(4)	421,639	337,500(5)	1,173,174	3,555,810
• Failure to Renew	398,250	18,957	—	—	—	417,207
Robert C. Low
• Voluntary Resignation or Termination for Cause	—	—	—	—	—	—
• Death or Disability	—	—	62,331	—	—	62,331
• Retirement	—	—	3,281	—	—	3,281
• Termination Without Cause	101,400	—	59,050	—	—	160,450
• Change of Control	—	—	62,331	—	—	62,331
• Sale of Subsidiary or Division Employing Executive	—	—	59,050	—	—	59,050
• Termination Without Cause after Change of Control	101,400	—	62,331	—	—	163,731
• Failure to Renew	—	—	—	—	—	—

(1)
Reflects the value of restricted stock and the option spread of stock options whose vesting is accelerated, in each case based on the closing price of the Chindex common stock on March 31, 2010 ($11.81 per share).

(2)	Reflects earned but unpaid bonus for fiscal 2010.

(3)	Amount paid in lieu of earned but unpaid bonus for fiscal 2010.

(4)	Calculated using an assumed life expectancy of 85 years and an annual inflation rate of 3%.

(5)	Calculated using the maximum benefit allowed under employment agreement. Actual usage has been lower.

Board Compensation

Directors who are also employees of the Company are not separately compensated for their services as directors.

Cash Compensation to Board Members.  Each director who is not an employee of the Company is paid for serving on the Board of Directors.  During the fiscal year ended March 31, 2010, the cash director fees consisted of an annual retainer of $10,000 and an additional $2,500 for each meeting of the Company’s stockholders attended, $1,000 for each meeting of the Board of Directors attended (in person or by telephone), and $750 for each meeting of a Board committee attended (in person or by telephone).

In June 2010, the fee schedule was revised to provide for an annual retainer of $10,000 and an additional $2,500 for each meeting of the Company’s stockholders, the Board, or a Board committee attended in person; $1,000 for each meeting of the Board attended by telephone; and $750 for each meeting of a Board committee attended by telephone. If more than one meeting is held on the same day, meeting fees will be paid for only a single meeting.  At the discretion of the Governance and Nominating Committee, additional fees may be paid for meetings that last more than one day.

Equity Compensation to Board Members.  The Company grants equity awards to its outside directors on an annual basis.  During fiscal 2010, each outside director was granted 9,000 shares of restricted stock for service on the Board and an additional 3,000 shares of restricted stock for service as chair of the Board or of a Board committee.  These shares vest ratably on the six-month and one-year anniversaries of the date of grant.

Other.  Board members are reimbursed for reasonable expenses in attending meetings of the Board of Directors and for expenses incurred in connection with their complying with our corporate governance policies.  During fiscal 2010, the Company also paid for hotel accommodations, group meals, ground transportation, and airfare for a director’s spouse or partner who accompanied the director to a Board or shareholder meeting.  In June 2010 the Board revised this policy so that the Company will no longer pay airfare for spouses or partners of directors.  The Company also provides directors’ and officers’ liability insurance for our directors and has entered into indemnity agreements with them.

Non-management Directors’ Compensation for Fiscal 2010

The following table shows the compensation received by each of our non-employee directors for the fiscal year ended March 31, 2010.

Name	Fees Earned or Paid in Cash ($)	Stock Awards(1)(2) ($)	Option Awards ($)	Total ($)

Holli Harris	20,250	159,120	—	179,370

Carol R. Kaufman	24,750	119,340	—	144,090

Kenneth A. Nilsson	25,500	198,900	—	224,400

Julius Y. Oestreicher	25,500	159,120	—	184,620

(1)
The amounts in the “Stock Awards” column reflect the grant date fair value of restricted stock awards, computed in accordance with Financial Accounting Standards Board Accounting Standards Codification 718 (excluding the estimated effect of any forfeitures).  These awards were granted on September 14, 2009, on which date the fair market value per share was $13.26.

(2)
At March 31, 2010, the number of unvested shares of restricted stock held by the non-employee directors was as follows:  Ms. Harris, 6,000; Ms. Kaufman, 4,500; Mr. Nilsson, 7,500; and Mr. Oestreicher, 6,000.  At March 31, 2010, the number of vested stock options held by the non-employee directors was as follows:  Ms. Harris, 22,500; Ms. Kaufman, none; Mr. Nilsson, none; and Mr. Oestreicher, 129,720.  At March 31, 2010, there were no unvested stock options held by the non-employee directors.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership Table

The following table sets forth information as to the ownership of shares of the Company’s Common Stock and Class B Common Stock as of July 13, 2010 with respect to (i) holders known to the Company to beneficially own more than five percent (5%) of the outstanding Common Stock or Class B Common Stock, (ii) each director, (iii) the Company’s named executive officers for fiscal 2010 and (iv) all directors and executive officers of the Company as a group.

	Amount and Nature Of Beneficial Ownership(2)(3)		Percent of:
Name and Address of Beneficial Stockholder(1)	Common Stock(4)	Class B Common Stock(4)	Common Stock	Class B Common Stock	Combined(5)
Roberta Lipson	399,505(6)	660,000(7)	2.8%	56.8%	20.7%
Elyse Beth Silverberg	380,486(8)	390,750	2.7%	33.6%	13.0%
Lawrence Pemble	207,658(9)	111,750	1.5%	9.6%	4.2%
Julius Y. Oestreicher	171,720(10)	0	1.2%	0%	Less than 1%
Carol R. Kaufman	31,500(11)	0	Less than 1%	0%	Less than 1%
Kenneth A. Nilsson	67,000(12)	0	Less than 1%	0%	Less than 1%
Holli Harris	59,770(13)	0	Less than 1%	0%	Less than 1%
Robert C. Low	9,500(14)	0	Less than 1%	0%	Less than 1%
Prescott Group Capital Management, LLC 1924 South Utica, Suite 1120 Tulsa, OK 74104	734,938(15)	0	5.3%	0%	3.5%
Essex Investment Management Company, LLC 125 High Street, 29th Fl. Boston, MA 02110	696,506(16)	0	5.1%	0%	3.4%
JPMorgan Chase & Co. 270 Park Avenue New York, NY 10017	2,653,016(17)	0	19.3%	0%	12.8%
Fosun Industrial Co., Ltd. Level 28, Three Pacific Place 1 Queen’s Road East Hong Kong, China	1,750,295(18)	0	12.7%	0%	8.4%
BlackRock, Inc. 40 East 52nd Street New York, NY 10022	722,686(19)	0	5.3%	0%	3.5%
All Executive Officers and Directors as a Group (8 persons)	1,327,139(20)	1,162,500	9.0%	100.0%	38.4%
_______________

(1)	Unless otherwise indicated, the business address of each person named in the table is c/o Chindex International, Inc., 4340 East West Highway, Suite 1100, Bethesda, Maryland 20814.

(2)
Except as otherwise indicated, each of the parties listed has sole voting and investment power with respect to all shares indicated below.  The indicated party has voting but not investment power with respect to shares identified as unvested shares of restricted stock.

(3)	Beneficial ownership is calculated in accordance with Regulation S-K as promulgated by the SEC.

(4)	The Common Stock is entitled to one vote per share, and the Class B Common Stock is entitled to six votes per share.

(5)
Indicates percentage voting power represented by beneficial ownership when the Common Stock and Class B Common Stock vote together, based on a total of 13,765,611 shares of Common Stock and 1,162,500 shares of Class B Common Stock outstanding as of July 13, 2010.

(6)
Includes 45,250 unvested shares of restricted stock, 283,239 shares underlying options that are currently exercisable or will become exercisable within 60 days and 10,800 shares held by the Benjamin Lipson Plafker Trust, of which Ms. Lipson is a trustee.

(7)	Includes 30,000 shares held by each of the Ariel Benjamin Lee Trust, Daniel Lipson Plafker Trust and Jonathan Lipson Plafker Trust, of each of which Ms. Lipson is a trustee.

(8)	Includes 30,500 unvested shares of restricted stock and 303,115 shares underlying options that are currently exercisable or will become exercisable within 60 days.

(9)	Includes 32,500 unvested shares of restricted stock and 154,414 shares underlying options that are currently exercisable or will become exercisable within 60 days.

(10)	Includes 6,000 unvested shares of restricted stock and 129,720 shares underlying options that are currently exercisable.

(11)	Includes 4,500 unvested shares of restricted stock.

(12)	Includes 2,000 shares owned by Mr. Nilsson’s wife, as to which shares Mr. Nilsson disclaims beneficial ownership, and 7,500 unvested shares of restricted stock.

(13)	Includes 6,000 unvested shares of restricted stock and 22,500 shares underlying options that are currently exercisable.

(14)	Includes 5,000 unvested shares of restricted stock and 2,000 shares underlying options that are currently exercisable.

(15)
The amount and nature of beneficial ownership of the shares held by Prescott Group Capital Management, LLC (“Prescott Group Capital”) is based solely on a Schedule 13G filed with the SEC on February 12, 2010.  The Schedule 13G indicates that the shares were purchased by Prescott Group Aggressive Small Cap, L.P. and Prescott Group Aggressive Small Cap II, L.P. (together, the “Small Cap Funds”) through the account of Prescott Group Aggressive Small Cap Master Fund, G.P. (the “Master Fund”), of which the Small Cap Funds are general partners.  Prescott Group Capital serves as the general partner of the Small Cap Funds and may direct the Small Cap Funds, as general partners of the Master Fund, to direct the votes and disposition of the shares held by the Master Fund.  As the managing member of Prescott Group Capital, Mr. Phil Frohlich may direct the votes and disposition of the shares held by the Master Fund.  We have no independent knowledge of the accuracy or completeness of the information set forth in the Schedule 13G, but have no reason to believe that such information is not complete or accurate.

(16)
The amount and nature of beneficial ownership of the shares held by Essex Investment Management Company, LLC is based solely on a Schedule 13G filed with the SEC on February 13, 2009.  We have no independent knowledge of the accuracy or completeness of the information set forth in the Schedule 13G, but have no reason to believe that such information is not complete or accurate.

(17)
The amount and nature of beneficial ownership of the shares held by JPMorgan Chase & Co. is based solely on a Schedule 13G/A filed with the SEC on February 2, 2009.  The Schedule 13G/A indicates that such number of shares includes 808,190 shares owned by Magenta Magic Limited c/o JPMorgan Chase Bank, N.A., 26/F Chater House, 8 Connaught Road, Central, Hong Kong.  We have no independent knowledge of the accuracy or completeness of the information set forth in the Schedule 13G/A, but have no reason to believe that such information is not complete or accurate.

(18)
The amount and nature of beneficial ownership of the shares held by Fosun Industrial Co., Ltd is based solely on the Form 4 filed with the SEC on July 12, 2010.  We have no independent knowledge of the accuracy or completeness of the information set forth in the Form 4, but have no reason to believe that such information is not complete or accurate.

(19)
The amount and nature of beneficial ownership of the shares held by BlackRock, Inc. is based solely on the Schedule 13G filed with the SEC on January 29, 2010.  We have no independent knowledge of the accuracy or completeness of the information set forth in the Schedule 13G, but have no reason to believe that such information is not complete or accurate.

(20)	Includes 137,250 unvested shares of restricted stock and 894,988 shares underlying options that are currently exercisable or will become exercisable within 60 days.

ITEM 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Transactions with Related Persons, Promoters and Certain Control Persons

Except as set forth below, since April 1, 2009, there has not been any transaction, and there is no currently proposed transaction, involving the Company and any of its directors, executive officers, 5% stockholders or any members of the immediate family of any of the foregoing persons, which transaction would be disclosable pursuant to Item 404 of Regulation S-K as promulgated by the SEC.

The Company has entered into a transaction with Fosun Industrial Co., Limited (the “Investor”), which is the beneficial owner of more than 5% of the Company’s Common Stock.  As of June 14, 2010, the Company entered into a stock purchase agreement (the “Stock Purchase Agreement”) with the Investor and Shanghai Fosun Pharmaceutical (Group) Co., Ltd (the “Warrantor”).  Pursuant to the Stock Purchase Agreement, the Company has agreed to issue and sell to Investor up to 1,990,447 shares of the Company’s common stock (representing approximately 10% of all outstanding common stock after such sale, based on the number of outstanding shares as of the date of the Stock Purchase Agreement) at a purchase price of $15 per share, for an aggregate purchase price of approximately $30.0 million, the net proceeds of which are expected to be used, among other things, to continue expansion of the Company’s United Family Healthcare network.

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

The Audit and Finance Committee of the Board of Directors is responsible for review and oversight of all related party transactions. Officers and directors are regularly reminded of their obligation to seek committee approval of any related party transaction or potential conflict of interest.  The Audit and Finance Committee considers all factors that it deems relevant, including the nature of the related party’s interest in the transaction, whether the terms are no less favorable than could be obtained in arms-length dealings with unrelated third parties, and the materiality of the transaction to the Company.

Director Independence

We believe that independent directors play a critical role in governing the Company, and we are committed to ensuring that a majority of our directors are independent. Currently four of our seven directors satisfy the independence requirements of The Nasdaq Global Market’s listing standards.  Under these standards, a director is not independent if he or she has certain specified relationships with the Company or any other relationship that in the opinion of the Board of Directors would interfere with his or her exercise of independent judgment as a director.  The independent directors are: Ms. Harris, Ms. Kaufman, Mr. Nilsson and Mr. Oestreicher.

In addition to the Board’s determination that four of the seven nominees for election meet the foregoing independence standards, the Board has also determined that each member of our Audit and Finance Committee, our Governance and Nominating Committee and our Compensation Committee is independent under these standards.  These determinations were made after reviewing all relevant transactions and relationships between each director and any of his or her family members, on one hand, and the Company, our senior management and our independent auditor, on the other hand.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table shows the fees we paid to BDO USA, LLP during the last two fiscal years:

	Fiscal Year Ended March 31, 2010	Fiscal Year Ended March 31, 2009

Audit Fees: (a)	$ 894,000	$ 1,094,000
Audit-Related Fees: (b)	5,000	5,000
Tax Fees: (c)	0	0
All Other Fees: (d)	0	0
Total	$ 899,000	$ 1,099,000
_______________

(a)
Represents fees for professional services provided in connection with the audit of our annual financial statements (including services incurred with respect to rendering an opinion under Section 404 of the Sarbanes-Oxley Act of 2002) and review of our quarterly financial statements, advice on accounting matters that arose during the audit, and audit services provided in connection with other statutory or regulatory filings.  The fees for the fiscal year ended March 31, 2009 also include fees incurred for review of a registration statement and additional fees for accounting consultations and information systems reviews.

(b)	This represents fees for assurance and related services related to the performance of the audit or review of financial statements that are not included in audit fees reported in (a).

(c)	Represents fees for tax compliance, tax advice, and tax planning.

(d)	Represents fees billed for products and services provided by the principal accountant, other than the services reported in (a), (b) and (c).

The Audit and Finance Committee has determined that the provision by BDO USA, LLP of non-audit services is compatible with maintaining the independence of BDO USA, LLP.  In accordance with its charter, the Audit and Finance Committee approves in advance all audit and non-audit services to be provided by BDO USA, LLP.  In certain cases, the Audit and Finance Committee may delegate authority to pre-approve non-audit services on a preliminary basis to one or more members of the Audit and Finance Committee, provided that such pre-approvals are communicated to the full Committee at its next meeting.  During fiscal 2010, all services were pre-approved by the Audit and Finance Committee in accordance with this policy.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following exhibits are filed as part of this Report:

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.

32.3	Certification of Principal Accounting Officer pursuant to 18 U.S.C. Section 1350.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Company caused this Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINDEX INTERNATIONAL, INC.
Dated: July 29, 2010	By: /s/ Lawrence Pemble
Lawrence Pemble
Executive Vice President, Finance and Chief Financial Officer (Principal Financial Officer)