Form 10-Q
period 2010-06-30
CHINDEX INTERNATIONAL INC
filed 2010-08-09
CIK 922717

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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
Yes ☐  No ☑
The number of shares outstanding of each class of the registrant’s common equity, as of July 26, 2010, was 13,765,611 shares of Common Stock and 1,162,500 shares of Class B Common Stock.

CHINDEX INTERNATIONAL, INC.
INDEX
FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CHINDEX INTERNATIONAL, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(in thousands except share data)
(Unaudited)

	June 30, 2010	March 31, 2010

ASSETS
Current assets:
Cash and cash equivalents	$42,106	$50,654
Restricted cash	2,020	468
Investments	39,055	37,207
Accounts receivable, less allowance for doubtful accounts of $6,836 and $6,158, respectively
Product sales receivables	20,696	22,760
Patient service receivables	12,431	10,357
Inventories, net	18,232	14,411
Deferred income taxes	2,988	2,843
Other current assets	3,920	3,032

Total current assets	141,448	141,732
Restricted cash	628	2,556
Investments	1,261	—
Property and equipment, net	25,587	23,678
Noncurrent deferred income taxes	137	103
Other assets	2,867	2,774

Total assets	$171,928	$170,843

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt, current portion of long-term debt and vendor financing	$292	$1,453
Accounts payable	15,723	13,979
Accrued expenses	12,827	14,022
Other current liabilities	4,515	3,826
Deferred revenue	2,759	2,549
Income taxes payable	1,302	2,218

Total current liabilities	37,418	38,047
Long-term debt, vendor financing and convertible debentures	22,704	22,593
Long-term accrued liabilities	72	84
Long-term deferred revenue	812	968
Long-term deferred tax liabilities	240	240

Total liabilities	61,246	61,932

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value, 500,000 shares authorized, none issued	—	—
Common stock, $.01 par value, 28,200,000 shares authorized, including 3,200,000 designated Class B:
Common stock – 13,765,611 and 13,765,857 shares issued and outstanding at June 30, 2010 and March 31, 2010, respectively	138	138
Class B stock – 1,162,500 shares issued and outstanding at June 30, 2010 and March 31, 2010, respectively	12	12
Additional paid-in capital	100,930	100,269
Accumulated other comprehensive income	3,290	3,016
Retained earnings	6,312	5,476

Total stockholders’ equity	110,682	108,911

Total liabilities and stockholders’ equity	$171,928	$170,843

The accompanying notes are an integral part of these consolidated condensed financial statements.

CHINDEX INTERNATIONAL, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(in thousands except share and per share data)
(Unaudited)

	Three months ended June 30,
	2010	2009

Product sales	$16,739	$23,283
Healthcare services revenue	24,749	22,048

Total revenue	41,488	45,331

Costs and expenses
Product sales costs	11,644	17,469
Healthcare services costs	18,560	16,750
Selling and marketing expenses	3,768	3,160
General and administrative expenses	5,621	2,678

Income from operations	1,895	5,274

Other (expenses) and income
Interest expense	(208)	(273)
Interest income	165	472
Miscellaneous (expense) income - net	(4)	(647)

Income before income taxes	1,848	4,826
Provision for income taxes	(1,012)	(1,573)

Net income	$836	$3,253

Net income per common share - basic	$.06	$.22

Weighted average shares outstanding - basic	14,785,510	14,480,484

Net income per common share - diluted	$.06	$.20

Weighted average shares outstanding - diluted	16,200,544	15,943,992

The accompanying notes are an integral part of these consolidated condensed financial statements.

CHINDEX INTERNATIONAL, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three months ended June 30,
	2010	2009

OPERATING ACTIVITIES
Net income	$836	$3,253
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	959	971
Provision for sales demonstration inventory	169	165
Inventory write down	13	21
Provision for doubtful accounts	609	72
Loss on disposal of property and equipment	16	—
Deferred income taxes	(166)	(156)
Stock based compensation	664	689
Foreign exchange loss (gain)	1,188	(906)
Amortization of debt issuance costs	2	2
Amortization of debt discount	62	61
Noncash charge for change in fair value of warrants	—	741
Changes in operating assets and liabilities:
Restricted cash	142	1,231
Accounts receivable	(1,519)	1,188
Inventories	(3,974)	(78)
Other current assets and other assets	(960)	(353)
Accounts payable, accrued expenses, other current liabilities and deferred revenue	(61)	(9,005)
Income taxes payable	(921)	12

Net cash (used in) operating activities	(2,941)	(2,092)
INVESTING ACTIVITIES
Purchases of investments and CDs	(4,020)	(1,602)
Proceeds from redemption of CDs	1,002	—
Purchases of property and equipment	(2,490)	(1,468)

Net cash (used in) investing activities	(5,508)	(3,070)
FINANCING ACTIVITIES
Proceeds from debt and vendor financing	122	1,218
Repayment of debt, vendor financing and capitalized leases	(1,260)	(30)
Repurchase of restricted stock for income tax withholding	(3)	—
Proceeds from exercise of stock options and warrants	—	65

Net cash (used in) provided by financing activities	(1,141)	1,253
Effect of foreign exchange rate changes on cash and cash equivalents	1,042	(804)

Net (decrease) in cash and cash equivalents	(8,548)	(4,713)
Cash and cash equivalents at beginning of period	50,654	20,293

Cash and cash equivalents at end of period	$42,106	$15,580

Non-cash investing and financing activities consist of the following:
Property and equipment additions included in accounts payable	$276	$—
The accompanying notes are an integral part of these consolidated condensed financial statements.

CHINDEX INTERNATIONAL, INC.
CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the three months ended June 30, 2010
(in thousands except share data)
(Unaudited)

							Accumulated
					Additional		Other
	Common Stock		Common Stock Class B		Paid In	Retained	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Earnings	Income	Total

Balance at March 31, 2010	13,765,857	$138	1,162,500	$12	$100,269	$5,476	$3,016	$108,911
Net income	—	—	—	—	—	836	—	836
Foreign currency translation adjustment	—	—	—	—	—	—	274	274

Comprehensive income	—	—	—	—	—	—	—	1,110
Stock based compensation	—	—	—	—	664	—	—	664
Purchase and retirement of restricted stock for tax witholding	(246)	—	—	—	(3)	—	—	(3)

Balance at June 30, 2010	13,765,611	$138	1,162,500	$12	$100,930	$6,312	$3,290	$110,682

The accompanying notes are an integral part of these consolidated condensed financial statements.

CHINDEX INTERNATIONAL, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
Note 1. BASIS OF PRESENTATION
     The accompanying unaudited consolidated condensed financial statements of Chindex International, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year.
     References to “Chindex”, “we”, “us” and “our” refer to Chindex International, Inc. and subsidiaries, unless the context otherwise requires.
     For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2010.
Policies and procedures
FASB Accounting Standards Codification
     The Financial Accounting Standards Board (FASB) has established the FASB Accounting Standards Codification (ASC or Codification) as the single source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB does not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, it issues Accounting Standards Updates, which serve to update the Codification.
Consolidation
     The consolidated condensed financial statements include the accounts of the Company, its subsidiaries and variable interest entities in which the Company is the primary beneficiary, if any. All intercompany balances and transactions are eliminated in consolidation.
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
Revenue Recognition
     The Company earns revenue from providing healthcare services and sales of products. Substantially all revenue in the Healthcare Services division is from providing services and substantially all revenue in the Medical Products division is from the sale of products. (See Note 13 for further information on sales and revenue, gross profit by division, and income (loss) from operations before foreign exchange.)
   Revenue related to services provided by the Healthcare Services division is net of contractual adjustments or discounts and is recognized in the period services are provided. The Healthcare Services division makes an estimate at the end of the month for certain inpatients who have not completed service. This estimate reflects only the cost of care up to the end of the month.
     Revenue related to the sale of medical equipment, instrumentation and products to customers in China by our Medical Products division is recognized upon product shipment. Revenue from sales to customers in Hong Kong is recognized upon delivery. We provide installation, warranty, and training services for certain of our capital equipment and instrumentation sales. These services are viewed as perfunctory to the overall arrangement and are not accounted for separately from the equipment sale. Costs associated with installation, training and standard warranty are not significant and are recognized in cost of sales as they are incurred, while costs associated with non-standard warranties are accrued. Revenue from the separate sale of extended warranties is deferred and recognized over the warranty period. Sales involving multiple elements are analyzed and recognized under the guidelines of SEC Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition” and ASC 605-25, “Revenue Recognition – Multiple Element Arrangements.” From time to time, the Company supplies products and services to its customers which are delivered over time. In some cases, this can result in deferral of revenue to future periods. Deferred revenue was $3,571,000 and $3,517,000 as of June 30, 2010 and March 31, 2010, respectively.
     Additionally, the Company evaluates revenue from the sale of equipment in accordance with the provisions of ASC 605-45, “Revenue Recognition – Principal Agent Considerations” to determine whether such revenue should be recognized on a gross or a net basis. All of the factors in ASC 605-45 are considered with the primary factor being that the Company assumes credit and inventory risk and therefore records the gross amount of all sales as revenue.
     In the Healthcare Services division, our revenue is dependent on seasonal fluctuations related to epidemiology factors and the life styles of the expatriate community in China. In the Medical Products division, sales of capital equipment often require protracted sales efforts, long lead times, financing arrangements and other time-consuming steps. As a result of these factors impacting the timing of revenues, our operating results have varied and are expected to continue to vary from period to period and year to year.
Recent Accounting Pronouncements:
     In September 2009, the FASB ratified the consensus reached in EITF Issue No. 08-1, “Revenue Arrangements with Multiple Deliverables,” now codified as Accounting Standards Update ASU 2009-13. The EITF reached a consensus to eliminate the residual method of allocation and the requirement to use the relative selling price method when allocating revenue in a multiple deliverable arrangement. When applying the relative selling price method, the selling price for each deliverable shall be determined using vendor specific objective evidence of selling price, if it exists, otherwise third-party evidence of selling price. If neither vendor specific objective evidence nor third-party evidence of selling price exists for a deliverable, the vendor shall use its best estimate of the selling price for that deliverable when applying the relative selling price method. The Company adopted the amendments in ASU 2009-13 on April 1, 2010. The adoption of ASU 2009-13 did not have a material impact on our consolidated condensed financial statements.
     In December 2009, FASB issued ASU 2009-17, “Consolidations (Topic 810) — Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities,” which codifies SFAS No. 167, “Amendments to FASB Interpretation No. 46(R.)” ASU 2009-17 represents a revision to former FASB Interpretation No. 46 (Revised December 2003), “Consolidation of Variable Interest Entities,” and changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. ASU 2009-17 also requires a reporting entity to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement. The Company adopted ASU 2009-17 on

April 1, 2010. The adoption of ASU 2009-17 did not have a material impact on our consolidated condensed financial statements.
     In January 2010, the FASB issued ASU 2010-06, “Fair Value Measurements and Disclosures (Topic 820) – Improving Disclosures about Fair Value Measurements.” This ASU requires new disclosures and clarifies certain existing disclosure requirements about fair value measurements. ASU 2010-06 requires a reporting entity to disclose significant transfers in and out of Level 1 and Level 2 fair value measurements, to describe the reasons for the transfers, and to present separately information about purchases, sales, issuances and settlements for fair value measurements using significant unobservable inputs. The Company adopted ASU 2009-17 on April 1, 2010. The adoption of ASU 2010-06 did not have a material impact on our consolidated condensed financial statements.
Note 2. INVESTMENTS
     The following table summarizes the Company’s investments, including accrued interest, as of June 30, 2010 and March 31, 2010 (in thousands):

	June 30, 2010	March 31, 2010
Current investments:
Certificates of deposit	$33,513	$33,322
U.S. Government Sponsored Enterprises	2,956	3,263
Corporate bonds	2,586	622

Total current investments	$39,055	$37,207

Noncurrent investments:
Corporate bonds	$1,261	$—

Total noncurrent investments	$1,261	$—

     The Company’s current investments as of June 30, 2010 include $33,513,000 of Certificates of Deposit, with fixed interest rates between 0.15% and 2.25% issued by HSBC, a large international financial institution, and by large financial institutions in China. The Company’s current investments also include available-for-sale securities at fair value, which approximates cost, of $2,956,000 issued by U.S. government-sponsored enterprises and corporate bonds of $2,586,000, which mature within one year from the date of purchase. The Company’s current investments are recorded at fair value, and the difference between fair value and amortized cost as of June 30, 2010 was de minimis. The Company’s noncurrent investments consist of corporate bonds which mature in 13 to 23 months.
     The Company’s current investments as of March 31, 2010 include $33,322,000 of Certificates of Deposit with fixed interest rates between 0.15% and 2.25% issued by HSBC, and by large financial institutions in China. The Company’s current investments also include available-for-sale securities at fair value of $3,263,000 issued by U.S. government-sponsored enterprises and corporate bonds of $622,000, which mature within one year from the date of purchase. The Company’s current investments are recorded at fair value, and the difference between fair value and amortized cost as of March 31, 2010 was de minimis.

Note 3. INVENTORIES, NET

(in thousands)	June 30, 2010	March 31, 2010

Inventories, net, consist of the following:
Merchandise and demonstration inventory, net	$14,198	$10,856
Healthcare services inventory	1,239	1,063
Parts, net	2,795	2,492

	$18,232	$14,411

The inventory valuation allowance for spare parts was $279,000 at June 30, 2010 and $276,000 at March 31, 2010. The allowance for sales demonstration inventory was $2,573,000 at June 30, 2010 and $2,397,000 at March 31, 2010.
Note 4. PROPERTY AND EQUIPMENT, NET

(in thousands)	June 30, 2010	March 31, 2010

Property and equipment, net consists of the following:
Furniture and equipment	$19,493	$18,620
Vehicles	125	124
Construction in progress	1,735	3,885
Leasehold improvements	23,739	19,654

	45,092	42,283
Less: accumulated depreciation and amortization	(19,505)	(18,605)

	$25,587	$23,678

     Construction in progress relates to the development of the United Family Healthcare network of private hospitals and health clinics in China, including facilities and systems development. Construction costs incurred during the three months ended June 30, 2010 primarily related to the completion of the New Hope Oncology Center and expansion of the Company’s existing Beijing hospital campus including facilities which will provide neurosurgical and orthopedic surgery services. Capitalized interest on construction in progress in the three months ended June 30, 2010 was $35,000; no interest expense was capitalized in the comparable prior year period. Depreciation and amortization expense for property and equipment for the three months ended June 30, 2010 and June 30, 2009 were $959,000 and $971,000, respectively.
Note 5. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

(in thousands):	June 30, 2010	March 31, 2010

Accrued expenses:
Accrued contract expenses	$3,110	$4,250
Accrued expenses- healthcare services	3,119	2,602
Accrued compensation	5,500	5,834
Accrued expenses- other	1,098	1,336

	$12,827	$14,022

Other current liabilities:
Accrued other taxes payable- non-income	$1,058	$895
Customer deposits	2,250	1,935
Current deferred tax liabilities	45	49
Other current liabilities	1,162	947

	$4,515	$3,826

Note 6. DEBT
     The Company’s short-term and long-term debt balances are: (in thousands)

	June 30, 2010		March 31, 2010
	Short term	Long term	Short term	Long term
Vendor financing - Product Sales	$186	$—	$1,453	$—
Line of credit	106	—	—	—
Long term loan	—	9,554	—	9,505
Convertible notes, net of debt discount	—	13,150	—	13,088

	$292	$22,704	$1,453	$22,593

Vendor financing – Product Sales
     In the prior year, the Company had a financing agreement with a major vendor which has expired. The final payment under the agreement is due in September 2010.
Line of credit - M&T Bank
     The Company has a $1,750,000 credit facility with M&T Bank, and we had borrowings of $106,000 and $0, respectively, as of June 30, 2010 and March 31, 2010 under the facility. The borrowings under that credit facility bear interest at 1.00% over the three-month London Interbank Offered Rate (LIBOR). At June 30, 2010, the interest rate on this facility was 1.54%. Balances outstanding under the facility are payable on demand, fully secured and collateralized by government securities acceptable to the Bank having an aggregate fair market value of not less than $1,945,000. As of June 30, 2010 and March 31, 2010, there were letters of credit outstanding in the amounts of $441,000 and $186,000, respectively.
Long term loan - IFC 2005
     In October 2005, Beijing United Family Hospital (BJU) and Shanghai United Family Hospital (SHU), majority- owned subsidiaries of the Company, obtained long-term debt financing under a program with the International Finance Corporation (IFC) (a division of the World Bank) for 64,880,000 Chinese Renminbi (approximately $8,000,000). The term of the loan is 10 years at an initial interest rate of 6.73% with the borrowers required to begin making payments into a sinking fund beginning in September 2010. Deposits into the sinking fund will accumulate until a lump sum payment is made at maturity of the debt in October 2015. The interest rate will be reduced to 4.23% for any amount of the outstanding loan on deposit in the sinking fund. The loan program also includes certain other covenants which require the borrowers to achieve and maintain specified liquidity and coverage ratios in order to conduct certain business transactions such as pay intercompany management fees or incur additional indebtedness. As of June 30, 2010, the Company was in compliance. Chindex International, Inc. guaranteed repayment of this loan. In terms of security, IFC has, among other things, a lien over the equipment owned by the borrowers and over their bank accounts. In addition, IFC has a lien over Chindex bank accounts not already pledged, but not over other Chindex assets. As of June 30, 2010, the outstanding balance of this debt was 64,880,000 Chinese Renminbi (current translated value of $9,554,000, see “Foreign Currency Exchange and Impact of Inflation”) classified as long-term. At March 31, 2010, the outstanding balance was $9,505,000, classified as long-term. As the annual deposits into the sinking fund do not extinguish a portion of the long-term debt liability, the entire loan is expected to be classified as long-term until a financial reporting date that is less than one year from final maturity. The balance sheet classification of the sinking fund assets will similarly be noncurrent, until a date that is less than one year from the lump sum payment.
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

     In connection with the issuance of the Notes, the Company incurred issuance costs of $314,000, which primarily consisted of legal and other professional fees. Of these costs, $61,000 is attributable to the Tranche A shares, $159,000 is attributable to Tranche B Notes which converted in January 2008 and the remaining of $94,000 is attributable to the Tranche C Notes and has been capitalized to be amortized over the life of the Notes. As of June 30, 2010 and March 31, 2010, the unamortized financing cost was $69,000 and $71,000, respectively, and is included in “Other Assets.”
     The Company accounts for convertible debt in accordance with the provisions of ASC 470-20. Accordingly, the Company recorded, as a discount to convertible debt, the intrinsic value of the conversion option based upon the differences between the fair value of the underlying common stock at the commitment date and the effective conversion price embedded in the note. Debt discounts under these arrangements are usually amortized over the term of the related debt to their stated date of redemption. So, in respect to the Notes, this debt discount would be amortized through interest expense over the 10 year term of the Notes unless earlier converted or repaid. In fiscal 2008, under this method, the Company recorded (i) a discount on the Tranche B Notes of $2,793,000 against the entire principal amount of the Notes; and (ii) a discount on the Tranche C Notes of $2,474,000 against the entire principal amount of the Notes.
     The debt discount pursuant to the Notes as of June 30, 2010 and March 31, 2010 was $1,850,000 and $1,912,000, respectively. Amortization of the discount was approximately $62,000 and $61,000 for three months ended June 30, 2010 and 2009, respectively.
Loan Facility- IFC 2007
     The Company has a loan agreement with IFC (the “IFC Facility”), designed to provide for loans (the “IFC Loans”) in the aggregate amount of $25 million to expand the Company’s United Family Hospitals and Clinics network of private hospitals and clinics in China, subject to the satisfaction of certain disbursement conditions, including the establishment of Joint Venture entities (the “Joint Ventures”) qualified to undertake the construction, equipping and operation of the proposed healthcare facilities, minimum Company ownership and control over the Joint Ventures, the availability to IFC of certain information regarding the Joint Ventures and other preconditions. The IFC Loans would fund a portion of the Company’s planned $105 million total financing for the expansion program. There can be no assurances that the preconditions to disbursements under the IFC Facility will be satisfied or that, in any event, disbursements under the IFC Facility will be achieved. As of June 30, 2010, the IFC Facility was not available.
     The IFC Loans would be made directly to the Joint Ventures. As of the date of this report, we have experienced delays in the development timeline and certain changes in project scope for the proposed healthcare facilities due to the fluctuations and uncertainties in the real estate markets in China resulting from the global economic downturn and as a result the Joint Ventures have yet to be formally approved. We entered into an amendment to the IFC Loans in July 2010 extending the initial draw down date to October 1, 2010. Nonetheless, draws under the IFC facility remain subject to lender agreement to project scope, collateral and other provisions. As initially negotiated, the term of the IFC Loans would be 9.25 years and would bear interest equal to a fixed base rate determined at the time of each disbursement of LIBOR plus 2.75% per annum. The interest rate may be reduced to LIBOR plus 2.0% upon the satisfaction of certain conditions. The loans would include certain other covenants that require the borrowers to achieve and maintain specified liquidity and coverage ratios in order to conduct certain business transactions such as pay intercompany management fees or incur additional indebtedness. Mutual agreement or amendment of these terms will be required in addition to the formation and approval of the Joint Ventures and finalization of conditions precedent, as to which there can be no assurances.
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
     The IFC Facility contains customary financial covenants, including maintenance of a maximum ratio of liabilities to tangible net worth and a minimum debt service coverage ratio, and covenants that, among other things, place limits on the Company’s ability to incur debt, create liens, make investments and acquisitions, sell assets, pay dividends, prepay subordinated debt, merge with other entities, engage in transactions with affiliates, and make capital expenditures. The IFC Facility also contains customary events of default. As of June 30, 2010, the Company was in compliance with the loan covenants as amended.
Loan Facility- DEG 2008
     Chindex China Healthcare Finance, LLC (“China Healthcare”), a wholly-owned subsidiary of the Company, has a Loan Agreement with DEG-Deutsche Investitions und Entwicklungsgesellschaft (DEG) of Cologne, Germany, a member of the KfW banking group, designed to provide for loans (the “DEG Loans”) in the aggregate amount of $20 million to expand the Company’s United Family Hospitals and Clinics network of private hospitals and clinics in China (the “DEG Facility”), subject to substantially the same disbursement conditions as contained in the IFC Facility. The DEG Loans would fund a portion of the Company’s planned $105 million total financing for the expansion program. There can be no assurance that the preconditions to disbursements under the DEG Facility will be satisfied or that, in any event, disbursements under the DEG Facility will be achieved. As of June 30, 2010, the DEG Facility was not available.
     The DEG Loans would be made directly to the Joint Ventures. As of the date of this report, we have experienced delays in the development timeline and certain changes in project scope for the proposed healthcare facilities due to the fluctuations and uncertainties in the real estate markets in China resulting from the global economic downturn and as a result the formal Joint Venture entities have yet to be formally approved. We entered into an amendment to the DEG Loans in July 2010 extending the initial draw down date to October 1, 2010. Nonetheless, draws under the DEG Facility remain subject to lender agreement to project scope, collateral and other provisions. As initially negotiated, the DEG Loans are substantially identical to the IFC Loans, having a 9.25-year term and an initial interest rate set at LIBOR plus 2.75%. Mutual agreement on or amendment of these terms will be required in addition to the formation and approval of the Joint Ventures and finalization of conditions precedent, as to which there can be no assurances.
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
     The Company’s guarantee of the DEG Facility contains customary financial covenants, including maintenance of a maximum ratio of liabilities to tangible net worth and a minimum debt service coverage ratio, and covenants that, among other things, place limits on the Company’s ability to incur debt, create liens, make investments and acquisitions, sell assets, pay dividends, prepay subordinated debt, merge with other entities, engage in transactions with affiliates, and make capital expenditures. The DEG Facility contains customary events of default. As of June 30, 2010, the Company was in compliance with the loan covenants as amended.
     In connection with the issuance of the IFC and DEG Facilities, the Company incurred issuance costs of $1,019,000, which primarily consisted of legal and other professional fees. These issuance costs have been capitalized and will be amortized over the life of the debt. As of June 30, 2010, the balance of the unamortized financing costs was$1,019,000 and is included in other assets.
Debt Payments Schedule and Restricted Cash
     The following table sets forth the Company’s debt obligations and sinking fund requirements as of June 30, 2010:

	(In thousands)
	Total	2011	2012	2013	2014	2015	Thereafter
Long term loan (sinking fund deposits)	$9,554	$955	$955	$1,911	$1,911	$1,911	$1,911
Convertible notes	15,000	—	—	—	—	—	15,000
Line of credit	106	106	—	—	—	—	—
Vendor financing	186	186	—	—	—	—	—

Total	$24,846	$1,247	$955	$1,911	$1,911	$1,911	$16,911

     Restricted cash of $2,648,000 as of June 30, 2010, primarily represents collateral related to performance bonds issued in connection with the execution of certain contracts for the supply of medical equipment in our Medical Products division. Scheduled expiration of these bonds is from July 2010 through August 2014. Restricted cash of $3,024,000 as of March 31, 2010, primarily represents collateral related to performance bonds issued in connection with the execution of certain contracts for the supply of medical equipment in our Medical Products division. Scheduled expiration of these bonds is from July 2010 through September 2011.
Note 7. TAXES
     We recorded a $1,012,000 provision for taxes in the three months ended June 30, 2010 as compared to a provision for taxes of $1,573,000 for the three months ended June 30, 2009. The effective tax rate was calculated in accordance with ASC 740-270. Our tax expense includes the effect of losses in entities for which we cannot recognize a benefit in accordance with the provisions of ASC 270, “Interim Reporting” and ASC 740-270 and the effect of valuation allowance for deferred tax assets.
     We recognize interest and penalties related to uncertain tax positions in income tax expense. As of June 30, 2010 and March 31, 2010, we had no accrued interest or penalties related to uncertain tax positions.
Note 8. NET EARNINGS PER SHARE
     The Company follows ASC 260, “Earnings Per Share,” whereby basic earnings per share excludes any dilutive effects of options, restricted stock, warrants and convertible securities and diluted earnings per share includes such effects. The Company does not include the effects of stock options, restricted stock, warrants and convertible securities for periods when such an effect would be antidilutive.
     The following is a reconciliation of the numerators and denominators of the basic and diluted Earnings per Share (EPS) computations for net income and other related disclosures:

(thousands except share and per share data)
	Three months ended June 30,
	2010	2009

Basic net income per share computation:
Numerator:
Net income	$836	$3,253
Denominator:
Weighted average shares outstanding- basic	14,785,510	14,480,484

Net income per common share - basic:	$.06	$.22

Diluted net income per share computation:
Numerator:
Net income	$836	$3,253
Interest expense for convertible notes	62	—

Numerator for diluted earnings per share	$898	$3,253

Denominator:
Weighted average shares outstanding- basic	14,785,510	14,480,484
Effect of dilutive securities:
Shares issuable upon exercise of dilutive outstanding stock options, conversion of convertible debentures, vesting of restricted stock and exercise of warrants:	1,415,034	1,463,508

Weighted average shares outstanding-diluted	16,200,544	15,943,992

Net income per common share - diluted:	$.06	$.20

     For the three months ended June 30, 2010 and 2009, there were 617,454 and 740,662 shares, respectively, which were not included in the calculation of diluted net income per share as the effect would have been antidilutive.
Note 9. STOCKHOLDERS’ EQUITY AND WARRANTS
Stock-Based Compensation
     Compensation costs related to equity compensation, including stock options and restricted stock, for the three months ended June 30, 2010 were $664,000 and for the three months ended June 30, 2009 were $689,000. No amounts relating to the share-based payments have been capitalized in either the recent or prior periods
     The Company generally grants stock options that vest over a three or four year period to senior, long-term employees. Option awards are granted with an exercise price equal to the market price of the Company’s stock on the date of grant. Stock options have up to 10-year contractual terms. The Company recognizes expense ratably over the vesting period of the stock options or restricted stock, net of estimated forfeitures. The Company will record additional expense if the actual forfeitures are lower than estimated and will record a recovery of prior expense if the actual forfeitures are higher than estimated. During the three months ended June 30, 2010, an adjustment of $320,000 was made to reduce stock-based compensation expense related to stock options that were forfeited in the fourth quarter of the fiscal year ended March 31, 2010. Management believes the impact of this is immaterial to each applicable period.
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
     There were no options granted during the three months ended June 30, 2010. The weighted average fair value of options granted during the three months ended June 30, 2009 was $8.44.

     The following table summarizes the stock option activity during the three months ended June 30, 2010:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic Value (in
	of Shares	Price	Term (Years)	thousands)*
Options outstanding at March 31, 2010	1,715,286	$8.64
Granted	—
Exercised	—
Forfeited or expired	(108,872)	14.27

Options outstanding at June 30, 2010	1,606,414	$8.26	5.49	$7,837

Options exercisable at June 30, 2010	1,064,207	$5.93	4.03	$7,509

       The aggregate intrinsic value on this table was calculated based on the positive difference between the closing market price of the Company’s common stock on June 30, 2010 ($12.53) and the exercise price of the underlying options.
     During the three months ended June 30, 2010 and 2009, the total intrinsic value of stock options exercised was $0 and $145,000 respectively. The actual cash received upon exercise of stock options was $0 and $65,000 respectively. The unamortized fair value of the stock options as of June 30, 2010 was $3,383,000, the majority of which is expected to be expensed over the weighted-average period of 2.07 years.
     The total fair value of options vested during the three months ended June 30, 2010 and 2009 was $375,000 and $471,000, respectively.
     The following table summarizes activity relating to restricted stock for the three months ended June 30, 2010:

		Aggregate Intrinsic
	Number of Shares	Value of Restricted
	Underlying	Stock (in
	Restricted Stock	thousands) *
Nonvested stock outstanding at March 31, 2010	142,896
Granted	—
Vested	(4,067)
Forfeited	—

Nonvested stock outstanding at June 30, 2010	138,829	$1,740

Expected to vest	138,765	$1,739

*	The aggregate intrinsic value on this table was calculated based on the closing market price of the Company’s common stock on June 30, 2010 ($12.53).
     The weighted average remaining contractual term of the restricted stock, calculated based on the service-based term of each grant, is approximately two years. As of June 30, 2010 and 2009, the unamortized fair value of the restricted stock was $1,256,000 and $890,000, respectively. This unamortized fair value is expected to be expensed over the weighted-average period of 2.25 years. Restricted stock is valued at the stock price on the date of grant.

Security Issuances – Warrants Exercised
     The Company issued warrants in 2004 and 2005 in connection with the sale of common stock. No additional warrants were issued in subsequent years. The balance of outstanding warrants was 0 and 131,425 as of June 30, 2010 and 2009, respectively.
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
     Due to exercises of the warrants in fiscal 2010, the Company no longer has warrants outstanding as of June 30, 2010.
Note 10. STOCK PURCHASE AGREEMENT AND JOINT VENTURE
   On June 14, 2010, the Company entered into a stock purchase agreement (the “Stock Purchase Agreement”) with Fosun Industrial Co., Limited (the “Investor”) and Shanghai Fosun Pharmaceutical (Group) Co., Ltd (the “Warrantor”). Pursuant to the Stock Purchase Agreement, the Company has agreed to issue and sell to Investor up to 1,990,447 shares of the Company’s common stock (representing approximately 10% of all outstanding common stock after such sale, based on the number of outstanding shares as of the date of the Stock Purchase Agreement) at a purchase price of $15 per share, for an aggregate purchase price of $30 million, the net proceeds of which are expected to be used, among other things, to continue expansion of the Company’s United Family Healthcare network.
   The sale of the shares of common stock to Investor would be completed in two closings, each of which would relate to approximately one-half of the shares to be purchased and be subject to certain customary closing conditions, including that no material adverse change shall have occurred with respect to the Company. In addition, the second closing is subject to the consummation of a joint venture (the “Joint Venture”) between the parties to be comprised of the Company’s Medical Products division and certain of Investor’s medical device businesses in China. The initial closing is expected to occur in the second quarter of fiscal 2011 and the occurrence of the second closing will depend on, among other things, the time required to consummate the Joint Venture. The terms of the Joint Venture are outlined in a term sheet contained in the Stock Purchase Agreement and remain subject to the negotiation and execution of definitive agreements. The Joint Venture is expected to include equity participation bonus opportunities for existing Company executives in the event of a qualified initial public offering or certain other events.

   At the initial closing under the Stock Purchase Agreement, the Company, Investor and Warrantor would enter into a stockholder agreement (the “Stockholder Agreement”). Under the Stockholder Agreement, until the first to occur of (i) Investor holds 5% or less of the outstanding shares of common stock, (ii) there shall have been a change of control of the Company as defined in the Stockholder Agreement, and (iii) the seventh anniversary of the initial closing, Investor has agreed to vote its shares in accordance with the recommendation of the Company’s Board of Directors on any matters submitted to a vote of the stockholders of the Company relating to the election of directors and compensation matters and with respect to certain proxy or consent solicitations. The Stockholder Agreement also contains standstill restrictions on Investor generally prohibiting the purchase of additional securities of the Company. The standstill restrictions terminate on the same basis as does the voting agreement above, except that the 5% standard would increase to 10% upon the second closing. In addition, the Stockholder Agreement contains an Investor lock-up restricting sales by Investor of its shares of the Company’s common stock for a period of five years following the date of the Stockholder Agreement, subject to certain exceptions.
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
Note 11. COMMITMENTS AND CONTINGENCIES
Leases
     The Company leases office space, warehouse space, and space for hospital and clinic operations under operating leases. Future minimum payments under these noncancelable operating leases consist of the following (in thousands):

Nine months ending March 31,
2011	$3,311
Year ending March 31:
2012	3,343
2013	2,443
2014	1,870
2015	1,858
Thereafter	11,784

Net minimum rental commitments	$24,609

     The above leases require the Company to pay certain pass through operating expenses and rental increases based on inflation.
     Rental expense was approximately $1,300,000 and $1,010,000 for the three months ended June 30, 2010 and 2009, respectively.
Note 12. FAIR VALUE OF FINANCIAL INSTRUMENTS
     ASC 820, “Fair Value Measurements and Disclosures,” defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and requires disclosures about fair value measurements. ASC 820 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, ASC 820 establishes a three-tier value hierarchy, which prioritizes the inputs used in measuring fair value as follows: (Level 1) observable inputs such as quoted prices in active markets; (Level 2) inputs other than the quoted prices in active markets that are observable either directly or indirectly; and (Level 3) unobservable inputs in which there is little or no market data, which require us to develop our own assumptions. This hierarchy requires us to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value.
     The following table presents the balances of investment securities measured at fair value on a recurring basis by level as of June 30, 2010 (in thousands):
As of June 30, 2010:

		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Assets
U.S. Government Sponsored Enterprises	$2,956	$—	$2,956	$—
Corporate Bonds	3,847	—	3,847	—

Total	$6,803	$—	$6,803	$—

As of March 31, 2010:

		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Assets
U.S. Government Sponsored Enterprises	$3,263	$—	$3,263	$—
Corporate Bonds	622	—	622	—

Total	$3,885	$—	$3,885	$—

     The valuations of the investment securities are obtained from a financial institution that trades in similar securities.
     The carrying amounts reported in the consolidated balance sheet for cash and cash equivalents, accounts receivable, accounts payable, and short-term vendor financing approximate fair value because of the short-term maturity of these instruments.
     The fair value of debt under ASC 820 is not the settlement amount of the debt, but is based on an estimate of what an entity might pay to transfer the obligation to another entity with a similar credit standing. Observable inputs for the Company’s debt such as quoted prices in active markets are not available, as the Company’s long-term debt is not publicly-traded. Accordingly, the Company has estimated the fair value amounts using available market information and commonly accepted valuation methodologies. However, it requires considerable judgment in interpreting market data to develop estimates of fair value. Accordingly, the fair value estimate presented is not necessarily indicative of the amount that the Company or holders of the debt instruments could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair values.

     The fair value of the Company’s convertible debt was calculated based on an estimate of the present value of the debt payments combined with an estimate of the value of the conversion option, using the Black-Scholes option pricing model. For the Company’s other long-term debt, the fair value was calculated based on an estimate of the present value of the debt payments. As of June 30, 2010, the carrying value of the Company’s convertible debt, net of debt discount, and the long-term debt outstanding for the IFC 2005 RMB loan was $22.7 million, and the estimated fair value was $26.5 million. The carrying amounts of the remaining debt instruments approximate fair value, as the instruments are subject to variable rates of interest or have short maturities.
     The Company previously reported the fair value of warrants outstanding as Level 3 liabilities. Due to exercises of the warrants, the Company no longer has warrants outstanding as of June 30, 2010.
     The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities for the three months ended June 30, 2010 and June 30, 2009:

	2010	2009
Balance, April 1
Cumulative effect adjustment	$—	$141
Total (gains) losses realized or unrealized included in earnings	—	741
Purchases, sales, issuances, and settlements, net	—	—

Balance, June 30	$—	$882

Note 13. SEGMENT INFORMATION
     The Company operates in two businesses: Healthcare Services and Medical Products. The Company evaluates performance and allocates resources based on income or loss from operations before income taxes, not including foreign exchange gains or losses. All segments follow the accounting policies described above in Note 1. The following segment information has been provided as per ASC 280, “Segment Reporting” (in thousands):

	Healthcare Services		Medical Products	Total

For the three months ended June 30, 2010:
Sales and service revenue	$24,749		$16,739	$41,488
Gross Profit	n/a	*	5,095	n/a
Gross Profit %	n/a	*	30%	n/a
Income (loss) from operations before foreign exchange	$4,657		$(1,574)	$3,083
Foreign exchange loss				(1,188)

Income from operations				$1,895
Other (expense), net				(47)

Income before income taxes				$1,848

Assets as of June 30, 2010	$116,919		$55,009	$171,928

	Healthcare Services		Medical Products	Total

For the three months ended June 30, 2009:
Sales and service revenue	$22,048		$23,283	$45,331
Gross Profit	n/a	*	5,814	n/a
Gross Profit %	n/a	*	25%	n/a
Income from operations before foreign exchange	$4,125		$243	$4,368
Foreign exchange gain				906

Income from operations				$5,274
Other (expense), net				(448)

Income before income taxes				$4,826

Assets as of March 31, 2010	$112,929		$57,914	$170,843

*	Gross profit margins are not routinely calculated in the healthcare services industry.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Statements contained in this quarterly report on Form 10-Q relating to plans, strategies, objectives, economic performance and trends and other statements that are not descriptions of historical facts may be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking information is inherently subject to risks and uncertainties, and actual results could differ materially from those currently anticipated due to a number of factors, which include, but are not limited to, the factors set forth under the heading “Risk Factors” and in other documents filed by the Company with the Securities and Exchange Commission from time to time, including, without limitation, the Company’s annual report on Form 10-K for the year ended March 31, 2010. Forward-looking statements may be identified by terms such as “may,” “will,” “should,” “could,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “forecasts,” “potential,” or “continue” or similar terms or the negative of these terms. Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, levels of activity, performance or achievements. The Company has no obligation to update these forward-looking statements.
Critical Accounting Policies
     A summary of critical accounting policies is presented in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” of the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2010.
RESULTS OF OPERATIONS
Quarter ended June 30, 2010 compared to quarter ended June 30, 2009
Overview of Consolidated Results
     Our consolidated revenue for the three months ended June 30, 2010 was $41,488,000, a 8% decrease from the three months ended June 30, 2009 revenue of $45,331,000. We recorded income from operations of $1,895,000 for the recent quarter, as compared to income from operations of $5,274,000 for the same quarter last year. We recorded net income of $836,000 for the recent quarter, as compared to net income of $3,253,000 for the same quarter last year.
     In the three months ended June 30, 2010, we incurred an unrealized foreign exchange loss of $1,188,000 compared to an unrealized foreign exchange gain of $906,000 in the same quarter of the prior year. As further described below, the unrealized exchange loss in the first three months of fiscal 2011 was incurred in our Medical Products division and was primarily caused by the substantial weakening of the Euro against the U.S. dollar during the period. This increased the translated cost basis of U.S. dollar-denominated intercompany debt owed from our German subsidiary to the Chindex U.S. parent. The loss recorded by the German subsidiary on the increased intercompany debt was included in general and administrative expense. In the same quarter of the prior year, the reverse situation occurred, as the Euro strengthened against the U.S. Dollar and our German subsidiary recorded a gain on U.S. dollar intercompany debt. The Company does not hedge intercompany debt which is expected to be settled in the course of ordinary business (see “Foreign Currency Exchange and Impact of Inflation”).
Healthcare Services Division
     This division operates the Company’s United Family Healthcare network of private hospitals and clinics. United Family Healthcare currently owns and operates hospitals and affiliated clinic facilities in the Beijing, Shanghai and Guangzhou markets. The division also operates a managed clinic in the city of Wuxi, south of Shanghai. We have undertaken a number of market expansion projects in our current markets. In Beijing, we expect to significantly increase service offerings and more than double our available beds through expansion currently underway at our existing hospital campus as well as from the opening of two additional affiliated clinics during the current fiscal year. In Tianjin, a city just to the southeast of Beijing, United Family Healthcare has begun the development of a maternity hospital facility of approximately 25 beds which is also expected to open in the current fiscal year. In Shanghai, expansion projects are expected to include increased services at the current hospital campus and the geographic expansion into the Pudong district with an affiliated clinic established through a strategic joint venture management initiative during the current fiscal year. In Guangzhou, the Company intends to build a main 125-bed hospital facility expected to open in fiscal 2013. The Chinese Government’s healthcare reform program encourages private investment, such as Chindex’s United Family Healthcare, as the primary source for development of specialty and premium healthcare services within the Chinese healthcare system.
     For the three months ended June 30, 2010, revenue from the division was $24,749,000, an increase of 12% over the three months ended June 30, 2009 revenue of $22,048,000. (For information on how the timing of our revenue may be affected by seasonality and other fluctuations, see “Timing of Revenues”). The increased revenue is substantially attributable to growth in patient services in the Shanghai market. In the Beijing market, revenue was approximately the same as the prior year due to the effect of expansion construction projects on the hospital campus. We expect the negative impact of the expansion work to continue through the opening of the new facilities, currently planned for late in 2010. In the Guangzhou market, our clinic experienced significant growth in its first full year of operations.
     Expenses for the Healthcare Services division for the three months ended June 30, 2010 was $20,092,000, a increase of 12% from the three months ended June 30, 2009 expenses of $17,923,000, primarily due to increases in the expenses for salaries ($884,000), facility rent ($749,000), bad debt ($500,000) and direct patient care ($298,000), offset by a decrease in business tax expense ($1,109,000). During 2009, the Chinese government revised its Business Tax regulations to clarify that for-profit healthcare services entities are exempt from the previously-assessed five percent business tax on revenues, retroactive to January 1, 2009, with continuing exemption for future periods. Salary expense represented 46.1% of division revenue in the recent period and 45.8% of revenue in the prior period. Cost allocated from the parent company to the division decreased $59,000, primarily for stock based compensation.
     During the three months ended June 30, 2010, the development and start up expenses, including post-opening operating losses, for the division were $388,000 compared to $329,000 in the prior period, reflecting primarily results in Guangzhou clinic operations and Beijing expansion expenses.
     The Healthcare Services division had income from operations after corporate allocations and before foreign exchange gains of $4,657,000 for the three months ended June 30, 2010 compared to $4,125,000 for the three months ended June 30, 2009.
Medical Products Division
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
     For the three months ended June 30, 2010, this division had revenue of $16,739,000, a 28% decrease from revenue of $23,283,000 for the three months ended June 30, 2009. The change in revenue was primarily due to a reduction in revenue recognized under government-backed loan programs, with $63,000 recognized in the current period compared to $3,513,000 in the prior period, the continuing impact of Chinese government regulatory review of import approvals for sales of our robotic surgical systems to public hospital customers in China as well as yet to be released pricing standards for consumable products related to the robotic systems and delays in expected sales of diagnostic ultrasound systems in the Hong Kong market.

     In general, we continue to experience a slow down in customer purchases due to uncertainties about the timing of Chinese government spending under the ongoing healthcare reform program announced in April 2009. However, we expect our revenue performance to improve significantly in the coming quarters of this fiscal year. Specifically we expect the Chinese government to release approvals for purchases of our robotic surgical systems to People’s Liberation Army and public hospital customers during the fiscal year and that the order flow for robotic surgical systems will achieve our announced expectation of one to two systems per quarter on average over time. We believe the Chinese Government’s ongoing healthcare reform program continues to positively impact the market for medical devices from bottom to top and serve to deepen our market penetration in the medium term.
     Gross profit for the Medical Products division decreased to $5,095,000 for the three months ended June 30, 2010 from $5,814,000 for the three months ended June 30, 2009. As a percentage of revenue, gross profit from the Medical Products division was 30%, a 5% increase compared to 25% for the same period last year. Gross profit margins for the division vary from period to period, depending primarily on the relative mix of sales across product lines.
     Expenses for the Medical Products division increased 20% to $6,669,000 for the three months ended June 30, 2010 from $5,571,000 for the three months ended June 30, 2009, including increases in selling expenses ($424,000) and salary expense ($97,000). Cost allocated from the parent company to the division increased $519,000, primarily including stock based compensation ($452,000).
     The division had a loss from operations before foreign exchange of $1,574,000 for the three months ended June 30, 2010, compared with income from operations before foreign exchange of $243,000 for the three months ended June 30, 2009.
Other Income and Expenses
     Interest expense during the recent quarter was $208,000 as compared to interest expense of $273,000 in the same quarter of the prior year due to decreases of short-term debt and capitalization of interest.
     Interest income during the recent quarter and prior period was $165,000 and $472,000, respectively, primarily due to lower interest rates on the investments.
     Miscellaneous expense during the recent quarter was $4,000 and prior period was $647,000. The expense in the prior period was substantially due to the change in fair value of warrants of $741,000.
Taxes
     We recorded a provision of $1,012,000 for taxes in the three months ended June 30, 2010, as compared to a provision for taxes of $1,573,000 for the three months ended June 30, 2009. The effective tax rate in the current period was 54.8%. In the three months ended June 30, 2009, the effective tax rate was 32.6%. Compared to the prior period, the effective tax rate increased primarily due to increases in losses in entities for which we cannot recognize a tax benefit.
LIQUIDITY AND CAPITAL RESOURCES
     The following table sets forth our cash, investments, and accounts receivable as of June 30, 2010 and March 31, 2010 (in thousands):

	June 30, 2010	March 31, 2010

Cash and cash equivalents	$42,106	$50,654
Investments	39,055	37,207
Accounts receivable	33,127	33,117
     The following table sets forth a summary of our cash flows from operating activities for the three months ended June 30, 2010 and 2009 (in thousands):

	Three months ended
	June 30, 2010	June 30, 2009

OPERATING ACTIVITIES
Net income	$836	$3,253
Non cash items	3,516	1,660
Changes in operating assets and liabilities:
Restricted cash	142	1,231
Accounts receivable	(1,519)	1,188
Accounts payable, accrued expenses, other current liabilities and deferred revenue	(61)	(9,005)
Inventory	(3,974)	(78)
Other	(1,881)	(341)

Net cash (used in) operating activities	$(2,941)	$(2,092)

     The following table sets forth a summary of our cash flows from investing activities for the three months ended June 30, 2010 and 2009 (in thousands):

	Three months ended
	June 30, 2010	June 30, 2009

INVESTING ACTIVITIES
Purchases of investments and CDs	$(4,020)	$(1,602)
Purchases of property and equipment	(2,490)	(1,468)
Proceeds from redemption of CDs	1,002	—

Net cash (used in) investing activities	$(5,508)	$(3,070)

     The following table sets forth a summary of our cash flows from financing activities for the three months ended June 30, 2010 and 2009 (in thousands):

	Three months ended
	June 30, 2010	June 30, 2009

FINANCING ACTIVITIES
Proceeds from debt and vendor financing	$122	$1,218
Repayment of debt, vendor financing and capitalized leases	(1,260)	(30)
Repurchase of restricted stock for income tax withholding	(3)	—
Proceeds from exercise of stock options and warrants	—	65

Net cash (used in) provided by financing activities	$(1,141)	$1,253

     In December 2007, we entered into a loan agreement with IFC (the “IFC Facility”) that provides for loans in the aggregate amount of $25 million directly to our future healthcare joint ventures in China (the “IFC Loans”), subject to the satisfaction of certain disbursement conditions, including the establishment of joint venture entities (the “Joint Ventures”) qualified to undertake the construction, equipping and operation of the proposed healthcare facilities, minimum Company ownership and control over the Joint Ventures, the availability to IFC of certain information regarding the Joint Ventures and other preconditions. There can be no assurances that the preconditions to disbursements under the IFC Facility will be satisfied or that, in any event, disbursements under the IFC Facility will be achieved. As of the date of this report, we have experienced delays in the development timeline and certain changes in project scope for the proposed healthcare facilities due to the fluctuations and uncertainties in the real estate markets in China resulting from the global economic downturn, and as a result the formal Joint Ventures have yet to be finally approved. We entered into an amendment to the IFC Loans in July 2010 extending the initial draw down date to October 1, 2010. Nonetheless, draws under the IFC Facility remain subject to the lender agreement as to project scope, collateral and other provisions. As initially negotiated, the term of the IFC Loans would be 9.25 years and would bear interest equal to a fixed base rate determined at the time of each disbursement of LIBOR plus 2.75% per annum. The interest rate may be reduced to LIBOR plus 2.0% upon the satisfaction of certain conditions. The loans would include certain other covenants that require the borrowers to achieve and maintain specified liquidity and coverage ratios in order to conduct certain business transactions such as pay intercompany management fees or incur additional indebtedness. Mutual agreement or amendment of these terms will be required in addition to the formation and approval of the Joint Ventures and finalization of conditions precedent, as to which there can be no assurances. The obligation of each borrowing joint venture under the IFC Loans would be guaranteed by the Company. In terms of security, IFC would have, among other things, a pledge of the Company’s equity interest in the borrowing joint ventures and a lien over the equipment owned by the borrowing joint ventures, as well as a lien over their bank accounts. As of June 30, 2010, the IFC Facility was not available.
     We have a loan agreement with DEG-Deutsche Investitions und Entwicklungsgesellschaft (DEG) of Cologne, Germany (a member of the KfW banking group) (the “DEG Facility”) providing for loans in the aggregate amount of $20 million for our future healthcare joint ventures in China (the “DEG Loans”), subject to substantially the same disbursement conditions as contained in the IFC Facility. There can be no assurance that the preconditions to disbursements under the DEG Facility will be satisfied or that, in any event, disbursements under the DEG Facility will be achieved. As of the date of this report, we have experienced delays in the development timeline and certain changes in project scope for the proposed healthcare facilities due to the fluctuations and uncertainties in the real estate markets in China resulting from the global economic downturn, and, as a result, the formal Joint Ventures have yet to be finally approved. We entered into an amendment to the DEG Loans in July 2010 extending the initial draw down date to October 1, 2010. Nonetheless, draws under the DEG Facility remain subject to the lender agreement as to project scope, collateral and other provisions. As initially negotiated, the DEG Loans are substantially identical to the IFC Loans, having a 9.25-year term and an initial interest rate set at LIBOR plus 2.75%. Mutual agreement on or amendment of these terms will be required in addition to the formation and approval of the Joint Ventures and finalization of conditions precedent, as to which there can be no assurances. The DEG Loans would also be made directly to one or both of the future healthcare joint ventures in China, neither of which has been formed yet. The obligations under the DEG Loans would also be guaranteed by the Company and would be senior and secured, ranking pari passu in seniority with the IFC Loans and sharing pro rata with the IFC Loans in the security interest granted over the Company’s equity interests in the future healthcare joint ventures, the security interests granted over the assets of the borrowing joint ventures and any proceeds from the enforcement of such security interests. As of June 30, 2010, the DEG Facility was not available.
     In October 2005, BJU and SHU obtained long-term debt financing under a program with the IFC. As of June 30, 2010, the outstanding balance of this debt was 64,880,000 Chinese Renminbi (current translated value of $9,554,000 and is classified as long-term). The term of the loan is 10 years at an initial interest rate of 6.73% with the borrowers required to begin making payments into a sinking fund beginning in September 2010. The interest rate will be reduced to 4.23% for any amount of the outstanding loan on deposit in the sinking fund. The loan program also includes certain other covenants which require the borrowers to achieve and maintain specified liquidity and coverage ratios in order to conduct certain business transactions such as pay intercompany management fees or incur additional indebtedness. As of June 30, 2010, the Company was in compliance with the loan covenants as amended. Chindex International, Inc. guaranteed repayment of this loan. In terms of security, IFC has, among other things, a lien over the equipment owned by the borrowers and over their bank accounts. In addition, IFC has a lien over Chindex bank accounts not already pledged, but not over other Chindex assets.
     We have a $1,750,000 credit facility with M&T Bank, and we had borrowings of $106,000 and $0, respectively, as of June 30, 2010 and March 31, 2010 under the facility. The borrowings under that credit facility bear interest at 1.00% over the three-month London Interbank Offered Rate (LIBOR). At June 30, 2010, the interest rate on this facility was 1.54%. Balances outstanding under the facility are payable on demand, fully secured and collateralized by government securities acceptable to the Bank having an aggregate fair market value of not less than $1,945,000. As of June 30, 2010 and March 31, 2010, there were letters of credit outstanding in the amounts of $441,000 and $186,000, respectively.
     Restricted cash of $2,648,000 as of June 30, 2010, primarily represents collateral related to performance bonds issued in connection with the execution of certain contracts for the supply of medical equipment in our Medical Products division. Scheduled expiration of these bonds is from July 2010 through August 2014. Restricted cash of $3,024,000 as of March 31, 2010, primarily represents collateral related to performance bonds issued in connection with the execution of certain contracts for the supply of medical equipment in our Medical Products division. Scheduled expiration of these bonds is from July 2010 through September 2011.
     Over the two years, there have been continuing and significant disruptions in the world financial, credit and foreign exchange markets including those in China. As of the date of this report, we have not experienced significant negative impacts to operating activities as a result of these events. We have taken steps to ensure the security of our cash and investment holdings through deposits with highly liquid, global banking institutions and government-backed insurance programs in the United States and elsewhere. Our daily operations in the Healthcare Services division generate operating cash flows and have not been dependent upon credit availability. Our patient base in our current facilities are by and large considered to be in the wealthiest segment of society, for whom healthcare spending represents a very small percentage of their income and therefore is expected to be less impacted by the economic slowdown and to the extent their assets are affected, this will likely not impact their decision making on healthcare purchases. The UFH development projects to establish and build hospitals in China are expected to be funded with existing cash and credit facilities as described above, provided that there can be no assurances that such facilities will be available or sufficient, that the preconditions to disbursements under the facilities will be satisfied or that, in any event, disbursements under the IFC/DEG Facilities will be achieved. Our Medical Products division is somewhat dependent upon credit availability for the opening of bid and performance bonds and the extension of credit terms to our Chinese customers through our government-backed financing packages. However, the budgeting and procurement cycle for large capital purchases by our customers could be impacted by the economic slowdown or the Chinese government reform and stimulus programs related to the health care industry in China. In general, the recent periods’ results were negatively impacted by our customers uncertainties about the rate of Chinese government spending under the healthcare reform program announced in April 2009.
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
     In addition, as described above, we have raised capital reserves and established future debt facilities, which are currently not available as described above, the principal purpose of which is to fund expansion of our United Family

Healthcare network. The expansion projects in the Beijing and Guangzhou markets are underway. Due to the timing of the development process for the planned joint venture hospital in Guangzhou, significant expenditures for that project are not expected until fiscal 2012 and beyond. There can be no assurances that any of the foregoing projects will be completed, that the actual costs or timing of the projects will not exceed our expectations or that the foregoing expected sources of financing, including the IFC and DEG debt facilities, will be available or sufficient for any proposed capital expenditures.
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
FOREIGN CURRENCY EXCHANGE AND IMPACT OF INFLATION
     Because we receive over 65% of our revenue and generated 67% of our expenses within China, we have foreign currency exchange risk. The Chinese currency (RMB) is not freely traded and is closely controlled by the Chinese Government. The U.S. dollar (USD) has experienced volatility in world markets recently. During the three month period ended June 30, 2010, the RMB increased approximately 0.1% against the USD. During the same period, the Euro depreciated approximately 10.1% against the USD which resulted in unrealized exchange losses of $1,188,000 which are included in general and administrative expenses on our consolidated condensed statements of operations.
     This unrealized foreign exchange loss of $1,188,000, compared to an unrealized foreign exchange gain of $906,000 in the prior year was primarily caused by the substantial weakening of the Euro against the U.S. dollar during the period. This increased the translated cost basis of U.S. dollar-denominated intercompany debt owed from our German subsidiary to the Chindex U.S. parent. The Company does not hedge intercompany debt which is expected to be settled in the course of ordinary business.
     As part of our risk management program, we also perform sensitivity analyses to assess potential changes in revenue, operating results, cash flows and financial position relating to hypothetical movements in currency exchange rates. Our sensitivity analysis of changes in the fair value of the RMB to the USD at June 30, 2010, indicated that if the USD uniformly increased in value by 10% relative to the RMB, we would have experienced a 32% decrease in net income. Conversely, a 10% increase in the value of the RMB relative to the USD at June 30, 2010, would have resulted in a 45% increase in net income.

     Based on the Consumer Price Index, for the three months ended June 30, 2010, inflation in China was 2.9% and inflation in the United States was 1.8%. The average annual rate of inflation over the three-year period from 2008 to 2010 was 3.3% in China and 2.1% in the United States.
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
Changes in Internal Control over Financial Reporting
     Our management, including our principal executive and principal financial officers have evaluated any changes in our internal control over financial reporting that occurred during the three months ended June 30, 2010, and has concluded that there was no change that occurred during the three months ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION.
ITEM 1. LEGAL PROCEEDINGS
     None.
ITEM 1A. RISK FACTORS

     In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended March 31, 2010, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None.
ITEM 4. (RESERVED)
ITEM 5. OTHER INFORMATION
     None.
ITEM 6. EXHIBITS
The exhibits listed below are filed as a part of this quarterly report:
4.1	Amendment No. 2 to Rights Agreement dated June 8, 2010 between the Company and American Stock Transfer & Trust Company, as Rights Agent. Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated June 14, 2010.

10.1	Executive Management Incentive Program (EMIP) For the Fiscal Year Ending March 31, 2011

10.2	Stock Purchase Agreement, dated June 14, 2010, among the Company, Fosun Industrial Co., Limited and Shanghai Fosun Pharmaceutical (Group) Co., Ltd. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 14, 2010.

10.3	Stockholder Agreement, dated June 14, 2010, among the Company, Fosun Industrial Co., Limited and Shanghai Fosun Pharmaceutical (Group) Co., Ltd. Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated June 14, 2010.

10.4	Amendatory Letter dated as of July 6, 2010 between Chindex China Healthcare Finance, LLC and DEG-Deutsche Investitions und-Entwicklungsgesellschaft mbH.

10.5	Amendatory Letter No.3 dated July 16, 2010 to Loan Agreement dated December 10, 2007 between the Company and International Finance Corporation.

31.1	Certification of the Company’s Chief Executive Officer Pursuant to Rule 13a-14(a)

31.2	Certification of the Company’s Chief Financial Officer Pursuant to Rule 13a-14(a)

31.3	Certification of the Company’s Principal Accounting Officer Pursuant to Rule 13a-14(a)

32.1	Certification of the Company’s Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2	Certification of the Company’s Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

32.3	Certification of the Company’s Principal Accounting Officer Pursuant to 18 U.S.C. Section 1350

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHINDEX INTERNATIONAL, INC.
Dated: August 9, 2010	By:	/s/ Lawrence Pemble
Lawrence Pemble
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Dated: August 9, 2010	By:	/s/ Robert C. Low
Robert C. Low
Vice President of Finance, Chief Accounting Officer and Corporate Controller (Principal Accounting Officer)