Form 10-Q
period 2010-09-30
CHINDEX INTERNATIONAL INC
filed 2010-11-08
CIK 922717

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of each class of the registrant’s common equity, as of November 4, 2010, was 14,942,872 shares of Common Stock and 1,162,500 shares of Class B Common Stock.

CHINDEX INTERNATIONAL, INC.
INDEX
FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
CHINDEX INTERNATIONAL, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(in thousands except share data)
(Unaudited)

	September 30, 2010	March 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$52,579	$50,654
Restricted cash	2,859	468
Investments	39,704	37,207
Accounts receivable, less allowance for doubtful accounts of $6,893 and $6,158, respectively
Product sales receivables	21,711	22,760
Patient service receivables	11,341	10,357
Inventories, net	17,238	14,411
Deferred income taxes	3,118	2,843
Other current assets	3,614	3,032
Total current assets	152,164	141,732
Restricted cash and sinking funds	980	2,556
Investments	2,441	—
Property and equipment, net	30,865	23,678
Noncurrent deferred income taxes	310	103
Other assets	2,866	2,774
Total assets	$189,626	$170,843

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt, current portion of long-term debt and vendor financing	$—	$1,453
Accounts payable	16,825	13,979
Accrued expenses	10,876	14,022
Other current liabilities	4,739	3,826
Deferred revenue	2,664	2,549
Income taxes payable	2,034	2,218
Total current liabilities	37,138	38,047
Long-term debt, vendor financing and convertible debentures	22,894	22,593
Long-term accrued liabilities	126	84
Long-term deferred revenue	784	968
Long-term deferred tax liabilities	240	240
Total liabilities	61,182	61,932
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value, 500,000 shares authorized, none issued	—	—
Common stock, $.01 par value, 28,200,000 shares authorized, including 3,200,000 designated Class B:
Common stock — 14,942,872 and 13,765,857 shares issued and outstanding at September 30, 2010 and March 31, 2010, respectively	149	138
Class B stock — 1,162,500 shares issued and outstanding at September 30, 2010 and March 31, 2010, respectively	12	12
Additional paid-in capital	114,645	100,269
Accumulated other comprehensive income	4,089	3,016
Retained earnings	9,549	5,476
Total stockholders’ equity	128,444	108,911
Total liabilities and stockholders’ equity	$189,626	$170,843
The accompanying notes are an integral part of these consolidated condensed financial statements.

CHINDEX INTERNATIONAL, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(in thousands except share and per share data)
(Unaudited)

	Three months ended September 30,		Six months ended September 30,
	2010	2009	2010	2009
Product sales	$21,813	$17,120	$38,552	$40,404
Healthcare services revenue	23,361	20,999	48,110	43,047

Total revenue	45,174	38,119	86,662	83,451

Costs and expenses
Product sales costs	15,112	12,384	26,756	29,853
Healthcare services costs	18,391	17,352	36,952	34,102
Selling and marketing expenses	4,100	3,608	7,868	6,768
General and administrative expenses	2,740	3,362	8,360	6,040

Income from operations	4,831	1,413	6,726	6,688

Other (expenses) and income
Interest expense	(212)	(281)	(420)	(554)
Interest income	108	400	273	872
Miscellaneous income (expense) — net	7	15	3	(632)

Income before income taxes	4,734	1,547	6,582	6,374
Provision for income taxes	(1,497)	(1,009)	(2,509)	(2,583)

Net income	$3,237	$538	$4,073	$3,791

Net income per common share — basic	$.21	$.04	$.27	$.26

Weighted average shares outstanding — basic	15,213,124	14,525,528	15,000,464	14,514,453

Net income per common share — diluted	$.20	$.03	$.26	$.24

Weighted average shares outstanding — diluted	16,582,181	16,143,679	16,399,650	16,072,536

The accompanying notes are an integral part of these consolidated condensed financial statements.

CHINDEX INTERNATIONAL, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six months ended September 30,
	2010	2009
OPERATING ACTIVITIES
Net income	$4,073	$3,791
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,966	2,119
Provision for sales demonstration inventory	326	251
Inventory valuation allowance	(8)	139
Provision for doubtful accounts	789	334
Loss on disposal of property and equipment	41	—
Deferred income taxes	(432)	(424)
Stock based compensation	1,039	1,541
Foreign exchange loss (gain)	98	(1,519)
Amortization of debt issuance costs	5	5
Amortization of debt discount	124	123
Noncash charge for change in fair value of warrants	—	745
Changes in operating assets and liabilities:
Restricted cash and sinking funds	(773)	399
Accounts receivable	(493)	5,999
Inventories	(3,043)	(2,203)
Other current assets and other assets	(616)	(856)
Accounts payable, accrued expenses, other current liabilities and deferred revenue	1,385	(6,242)
Income taxes payable	(212)	400

Net cash provided by operating activities	4,269	4,602
INVESTING ACTIVITIES
Purchases of investments and CDs	(6,208)	(3,993)
Proceeds from redemption of CDs	1,541	—
Purchases of property and equipment	(9,724)	(2,899)

Net cash (used in) investing activities	(14,391)	(6,892)
FINANCING ACTIVITIES
Proceeds from debt and vendor financing	—	73
Repayment of debt, vendor financing and capitalized leases	(1,453)	(690)
Repurchase of restricted stock for income tax withholding	(942)	(108)
Proceeds from issuance of common stock	13,803	—
Proceeds from exercise of stock options and warrants	487	243

Net cash provided by (used in) financing activities	11,895	(482)
Effect of foreign exchange rate changes on cash and cash equivalents	152	(1,314)

Net increase (decrease) in cash and cash equivalents	1,925	(4,086)
Cash and cash equivalents at beginning of period	50,654	20,293

Cash and cash equivalents at end of period	$52,579	$16,207

Non-cash investing and financing activities consist of the following:
Property and equipment additions included in accounts payable	$965	$—
Exercise of warrants at fair value	—	$201
The accompanying notes are an integral part of these consolidated condensed financial statements.

CHINDEX INTERNATIONAL, INC.
CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the six months ended September 30, 2010
(in thousands except share data)
(Unaudited)

							Accumulated Other
	Common Stock		Common Stock Class B		Additional Paid In	Retained	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Earnings	Income	Total

Balance at March 31, 2010	13,765,857	$138	1,162,500	$12	$100,269	$5,476	$3,016	$108,911
Net income	—	—	—	—	—	4,073	—	4,073
Foreign currency translation adjustment	—	—	—	—	—	—	1,073	1,073

Comprehensive income	—	—	—	—	—	—	—	5,146
Stock based compensation	—	—	—	—	1,039	—	—	1,039
Proceeds from issuance of common stock	933,022	9	—	—	13,794	—	—	13,803
Proceeds from exercise of stock options	243,993	2	—	—	485	—	—	487
Purchase and retirement of restricted stock for tax witholding	—	—	—	—	(942)	—	—	(942)

Balance at September 30, 2010	14,942,872	$149	1,162,500	$12	$114,645	$9,549	$4,089	$128,444

The accompanying notes are an integral part of these consolidated condensed financial statements.

CHINDEX INTERNATIONAL, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
Note 1. BASIS OF PRESENTATION
     The accompanying unaudited consolidated condensed financial statements of Chindex International, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year.
     References to “Chindex”, “we”, “us” and “our” refer to Chindex International, Inc. and subsidiaries, unless the context otherwise requires.
     For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2010.
Change in fiscal yearend
     On September 27, 2010, the Board of Directors approved the change of the Company’s fiscal yearend from March 31 to December 31 each year, commencing with December 31, 2010. The Company will file a transition report on Form 10-K for the nine-month period ending December 31, 2010.
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
Use of Estimates
     The preparation of the consolidated condensed financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Because of the use of estimates inherent in the financial reporting process, actual results could differ from those estimates. Areas in which significant judgments and estimates are used include revenue recognition, receivable collectibility, inventory valuation, accrued expenses, deferred tax valuation allowances and stock-based compensation.
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
     Revenue related to the sale of medical equipment, instrumentation and products to customers in China by our Medical Products division is recognized upon product shipment. Revenue from sales to customers in Hong Kong is recognized upon delivery. We provide installation, warranty, and training services for certain of our capital equipment and instrumentation sales. These services are viewed as perfunctory to the overall arrangement and are not accounted for separately from the equipment sale. Costs associated with installation, training and standard warranty are not significant and are recognized in cost of sales as they are incurred, while costs associated with non-standard warranties are accrued. Revenue from the separate sale of extended warranties is deferred and recognized over the warranty period. Sales involving multiple elements are analyzed and recognized under the guidelines of SEC Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition” and ASC 605-25, “Revenue Recognition – Multiple Element Arrangements.” From time to time, the Company supplies products and services to its customers which are delivered over time. In some cases, this can result in deferral of revenue to future periods. Deferred revenue was $3,448,000 and $3,517,000 as of September 30, 2010 and March 31, 2010, respectively.
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
Recent Accounting Pronouncements:
     In September 2009, the FASB ratified the consensus reached in EITF Issue No. 08-1, “Revenue Arrangements with Multiple Deliverables,” now codified as Accounting Standards Update ASU 2009-13. The EITF reached a consensus to eliminate the residual method of allocation and require the use of the relative selling price method when allocating revenue in a multiple deliverable arrangement. When applying the relative selling price method, the selling price for each deliverable shall be determined using vendor specific objective evidence of selling price, if it exists, otherwise third-party evidence of selling price. If neither vendor specific objective evidence nor third-party evidence of selling price exists for a deliverable, the vendor shall use its best estimate of the selling price for that deliverable when applying the relative selling price method. The Company adopted the amendments in ASU 2009-13 on April 1, 2010. The adoption of ASU 2009-13 did not have a material impact on our consolidated condensed financial statements.
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
Note 2. INVESTMENTS
     The following table summarizes the Company’s investments, including accrued interest, as of September 30, 2010 and March 31, 2010 (in thousands):

	September 30, 2010	March 31, 2010
Current investments:
Certificates of deposit	$33,751	$33,322
U.S. Government Sponsored Enterprises	2,659	3,263
Corporate bonds	3,294	622

Total current investments	$39,704	$37,207

Noncurrent investments:
Corporate bonds	$2,441	$—

Total noncurrent investments	$2,441	$—

     The Company’s current investments as of September 30, 2010 include $33,751,000 of Certificates of Deposit, with fixed interest rates between 0.05% and 2.25% issued by HSBC, a large international financial institution, and by large financial institutions in China. The Company’s current investments also include available-for-sale securities at fair value, which approximates cost, of $2,659,000 issued by U.S. government-sponsored enterprises and corporate bonds of $3,294,000, which mature within one year from the date of purchase. The Company’s current investments are recorded at fair value, and the difference between fair value and amortized cost as of September 30, 2010 was de minimis. The Company’s noncurrent investments of $2,441,000 as of September 30, 2010, consist of corporate bonds which mature in 16 to 24 months.
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

Note 3. INVENTORIES, NET

(in thousands)	September 30, 2010	March 31, 2010
Inventories, net, consist of the following:
Merchandise and demonstration inventory, net	$13,065	$10,856
Healthcare services inventory	1,325	1,063
Parts, net	2,848	2,492

	$17,238	$14,411

The inventory valuation allowance for spare parts was $276,000 at September 30, 2010 and $276,000 at March 31, 2010. The allowance for sales demonstration inventory was $2,742,000 at September 30, 2010 and $2,397,000 at March 31, 2010.
Note 4. PROPERTY AND EQUIPMENT, NET

(in thousands)	September 30, 2010	March 31, 2010
Property and equipment, net consists of the following:
Furniture and equipment	$21,096	$18,620
Vehicles	172	124
Construction in progress	5,740	3,885
Leasehold improvements	24,384	19,654

	51,392	42,283
Less: accumulated depreciation and amortization	(20,527)	(18,605)

	$30,865	$23,678

     Construction in progress relates to the development of the United Family Healthcare network of private hospitals and health clinics in China, including facilities and systems development. Construction costs incurred during the six months ended September 30, 2010 primarily related to the completion of the New Hope Oncology Center and expansion of the Company’s existing Beijing hospital campus including facilities which will provide neurosurgical and orthopedic surgery services. Capitalized interest on construction in progress in the six months ended September 30, 2010 was $55,000; no interest expense was capitalized in the comparable prior year period. Depreciation and amortization expense for property and equipment for the three months ended September 30, 2010 and September 30, 2009 were $1,007,000 and $1,148,000, respectively. Depreciation and amortization expense for property and equipment for the six months ended September 30, 2010 and September 30, 2009 were $1,966,000 and $2,119,000, respectively.

Note 5. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

(in thousands):	September 30, 2010	March 31, 2010
Accrued expenses:
Accrued contract expenses	$2,228	$4,250
Accrued expenses- healthcare services	2,540	2,602
Accrued compensation	5,141	5,834
Accrued expenses- other	967	1,336

	$10,876	$14,022

Other current liabilities:
Accrued other taxes payable- non-income	$803	$895
Customer deposits	2,585	1,935
Current deferred tax liabilities	50	49
Other current liabilities	1,301	947

	$4,739	$3,826

Note 6. DEBT
     The Company’s short-term and long-term debt balances are: (in thousands)

	September 30, 2010		March 31, 2010
	Short term	Long term	Short term	Long term
Vendor financing — Product Sales	$—	$—	$1,453	$—
Long term loan	—	9,682	—	9,505
Convertible notes, net of debt discount	—	13,212	—	13,088

	$—	$22,894	$1,453	$22,593

Vendor financing – Product Sales
     In the prior year, the Company had a financing agreement with a major vendor which has expired. The final payment under the agreement was paid in September 2010.
Line of credit — M&T Bank
     The Company has a $1,750,000 credit facility with M&T Bank, and we had no outstanding balance under the facility as of September 30, 2010 and March 31, 2010. Borrowings under that credit facility bear interest at 1.00% over the three-month London Interbank Offered Rate (LIBOR). At September 30, 2010, the interest rate on this facility was 1.29%. Balances outstanding under the facility are payable on demand, fully secured and collateralized by government securities acceptable to the Bank having an aggregate fair market value of not less than $1,945,000. As of September 30, 2010 and March 31, 2010, there were letters of credit outstanding in the amounts of $385,000 and $186,000, respectively.
Long term loan — IFC 2005
     In October 2005, Beijing United Family Hospital (BJU) and Shanghai United Family Hospital (SHU), majority-owned subsidiaries of the Company, obtained long-term debt financing under a program with the International Finance Corporation (IFC) (a division of the World Bank) for 64,880,000 Chinese Renminbi (approximately $8,000,000). The term of the loan is 10 years at an initial interest rate of 6.73% with the borrowers required to make annual payments into a sinking fund beginning with the first payment in September 2010. Deposits into the sinking fund will accumulate until a lump sum payment is made at maturity of the debt in October 2015. The interest rate will be reduced to 4.23% for any amount of the outstanding loan on deposit in the sinking fund. The loan program also includes certain other covenants which require the borrowers to achieve and maintain specified liquidity and coverage ratios in order to conduct certain business transactions such as pay intercompany management fees or incur additional indebtedness. As of September 30, 2010, the Company was in compliance. Chindex International, Inc. guaranteed repayment of this loan. In terms of security, IFC has, among other things, a lien over the equipment owned by the borrowers and over their bank accounts. In addition, IFC has a lien over Chindex bank accounts not already pledged, but not over other Chindex assets. As of September 30, 2010, the outstanding balance of this debt was 64,880,000 Chinese Renminbi (current translated value of $9,682,000, see “Foreign Currency Exchange and Impact of Inflation”) classified as long-term. At March 31, 2010, the outstanding balance was $9,505,000, classified as long-term. As the annual deposits into the sinking fund do not extinguish a portion of the long-term debt liability, the entire loan is expected to be classified as long-term until a financial reporting date that is less than one year from final maturity. The balance sheet classification of the sinking fund assets will similarly be noncurrent, until a date that is less than one year from the lump sum payment. As of September 30, 2010, sinking fund assets of 6,488,000 Chinese Renminbi (current translated value of $968,000) were included in Noncurrent Restricted Cash and Sinking Funds on the Company’s condensed consolidated balance sheet.
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

     In connection with the issuance of the Notes, the Company incurred issuance costs of $314,000, which primarily consisted of legal and other professional fees. Of these costs, $61,000 is attributable to the Tranche A shares, $159,000 is attributable to Tranche B Notes which converted in January 2008 and the remaining of $94,000 is attributable to the Tranche C Notes and has been capitalized to be amortized over the life of the Notes. As of September 30, 2010 and March 31, 2010, the unamortized financing cost was $66,000 and $71,000, respectively, and is included in Other Assets in the condensed consolidated balance sheets.
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
     The debt discount pursuant to the Notes as of September 30, 2010 and March 31, 2010 was $1,788,000 and $1,912,000, respectively. Amortization of the discount was approximately $62,000 and $61,000 for three months ended September 30, 2010 and 2009, respectively. Amortization of the discount was approximately $124,000 and $123,000 for six months ended September 30, 2010 and 2009, respectively.
Loan Facility- IFC 2007
     The Company has a loan agreement with IFC (the “IFC Facility”), designed to provide for loans (the “IFC Loans”) in the aggregate amount of $25 million to expand the Company’s United Family Hospitals and Clinics network of private hospitals and clinics in China, subject to the satisfaction of certain disbursement conditions, including the establishment of two new Joint Venture entities in Beijing and Guangzhou (the “Joint Ventures”) qualified to undertake the construction, equipping and operation of the proposed healthcare facilities, minimum Company ownership and control over the Joint Ventures, the availability to IFC of certain information regarding the Joint Ventures and other preconditions. The IFC Loans would fund a portion of the Company’s planned $105 million total financing for the expansion program. There can be no assurances that the preconditions to disbursements under the IFC Facility will be satisfied or that, in any event, disbursements under the IFC Facility will be achieved. As of September 30, 2010, the IFC Facility was not available.
     The IFC Loans would be made directly to the Joint Ventures. We have experienced delays in the development timeline due to certain changes in project scope for the proposed healthcare facilities and the fluctuations and uncertainties in the real estate markets in China resulting from the global economic downturn and as a result the process to approve both of the Joint Ventures has taken longer than originally expected. However, in July 2010, we received formal approval of the new Joint Venture for the Beijing expansion project from the Chinese authorities. Accordingly, we are currently in discussion with IFC regarding the remaining preconditions to the first disbursement under the IFC Facility. We previously entered into an amendment to the IFC Loans in July 2010 extending the initial draw down date to October 1, 2010 or such later date as the parties agree. As of the date of this report, the parties have not established a specific date by which time the first disbursement would be required. Draws under the IFC facility remain subject to lender agreement as to project scope, collateral and other provisions. As initially negotiated, the term of the IFC Loans would be 9.25 years and would bear interest equal to a fixed base rate determined at the time of each disbursement of LIBOR plus 2.75% per annum. The interest rate may be reduced to LIBOR plus 2.0% upon the satisfaction of certain conditions. The loans would include certain other covenants that require the borrowers to achieve and maintain specified liquidity and coverage ratios in order to conduct certain business transactions such as pay intercompany management fees or incur additional indebtedness. Mutual agreement or amendment of these terms will be required in addition to the formation and approval of the second of the new Joint Ventures and finalization of conditions precedent, as to which there can be no assurances.
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
     The IFC Facility contains customary financial covenants, including maintenance of a maximum ratio of liabilities to tangible net worth and a minimum debt service coverage ratio, and covenants that, among other things, place limits on the Company’s ability to incur debt, create liens, make investments and acquisitions, sell assets, pay dividends, prepay subordinated debt, merge with other entities, engage in transactions with affiliates, and make capital expenditures. The IFC Facility also contains customary events of default. As of September 30, 2010, the Company was in compliance with the loan covenants as amended.
Loan Facility- DEG 2008
     Chindex China Healthcare Finance, LLC (“China Healthcare”), a wholly-owned subsidiary of the Company, has a Loan Agreement with DEG-Deutsche Investitions und Entwicklungsgesellschaft (DEG) of Cologne, Germany, a member of the KfW banking group, designed to provide for loans (the “DEG Loans”) in the aggregate amount of $20 million to expand the Company’s United Family Hospitals and Clinics network of private hospitals and clinics in Beijing and Guangzhou, China (the “DEG Facility”), subject to substantially the same disbursement conditions as contained in the IFC Facility. The DEG Loans would fund a portion of the Company’s planned $105 million total financing for the expansion program. There can be no assurance that the preconditions to disbursements under the DEG Facility will be satisfied or that, in any event, disbursements under the DEG Facility will be achieved. As of September 30, 2010, the DEG Facility was not available.
     The DEG Loans would be made directly to the two Joint Ventures. We have experienced delays in the development timeline due to certain changes in project scope for the proposed healthcare facilities and the fluctuations and uncertainties in the real estate markets in China resulting from the global economic downturn and as a result the process to approve both of the Joint Venture entities has taken longer than originally expected. However, in July 2010, we received formal approval of the new Joint Venture for the Beijing expansion project from the Chinese authorities. Accordingly, we are currently in discussion with DEG regarding the remaining preconditions to the first disbursement under the DEG Facility. We previously entered into an amendment to the DEG Loans in July 2010 extending the initial draw down date to October 1, 2010 or such later date as the parties agree. As of the date of this report, the parties have not established a specific date by which time the first disbursement would be required. Draws under the DEG Facility remain subject to lender agreement as to project scope, collateral and other provisions. As initially negotiated, the DEG Loans are substantially identical to the IFC Loans, having a 9.25-year term and an initial interest rate set at LIBOR plus 2.75%. Mutual agreement on or amendment of these terms will be required in addition to the formation and approval of the second of the new Joint Ventures and finalization of conditions precedent, as to which there can be no assurances.
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
     The Company’s guarantee of the DEG Facility contains customary financial covenants, including maintenance of a maximum ratio of liabilities to tangible net worth and a minimum debt service coverage ratio, and covenants that, among other things, place limits on the Company’s ability to incur debt, create liens, make investments and acquisitions, sell assets, pay dividends, prepay subordinated debt, merge with other entities, engage in transactions with affiliates, and make capital expenditures. The DEG Facility contains customary events of default. As of September 30, 2010, the Company was in compliance with the loan covenants as amended.
     In connection with the issuance of the IFC and DEG Facilities, the Company incurred issuance costs of $1,019,000, which primarily consisted of legal and other professional fees. These issuance costs have been capitalized and will be amortized over the life of the debt. As of September 30, 2010, the balance of the unamortized financing costs was$1,019,000 and is included in other assets.

Debt Payments Schedule and Restricted Cash
     The following table sets forth the Company’s debt obligations and sinking fund requirements as of September 30, 2010:

	(In thousands)
	Total	2010	2011	2012	2013	2014	Thereafter
Long term loan, less sinking fund deposits	$8,714	$—	$968	$1,936	$1,936	$1,937	$1,937
Convertible notes	15,000	—	—	—	—	—	15,000
Vendor financing	—	—	—	—	—	—	—

Total	$23,714	$—	$968	$1,936	$1,936	$1,937	$16,937

     Restricted cash of $3,839,000 as of September 30, 2010, primarily represents collateral related to performance bonds issued in connection with the execution of certain contracts for the supply of medical equipment in our Medical Products division of $2,871,000 and sinking funds assets for IFC RMB loan of $968,000. Scheduled expiration of these bonds is from November 2010 through August 2014. Restricted cash of $3,024,000 as of March 31, 2010, primarily represents collateral related to performance bonds issued in connection with the execution of certain contracts for the supply of medical equipment in our Medical Products division.
Note 7. TAXES
     We recorded a $1,497,000 provision for taxes in the three months ended September 30, 2010 and a $2,509,000 provision for taxes in the six months ended September 30, 2010 as compared to a provision for taxes of $1,009,000 for the three months ended September 30, 2009 and a provision for taxes of $2,583,000 for the six months ended September 30, 2009. The effective tax rate was calculated in accordance with ASC 740-270. Our tax expense includes the effect of losses in entities for which we cannot recognize a benefit in accordance with the provisions of ASC 270, “Interim Reporting” and ASC 740-270 and the effect of valuation allowance for deferred tax assets.
     We recognize interest and penalties related to uncertain tax positions in income tax expense. As of September 30, 2010 and March 31, 2010, we had no accrued interest or penalties related to uncertain tax positions.
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
     The following is a reconciliation of the numerators and denominators of the basic and diluted Earnings per Share (EPS) computations for net income and other related disclosures:

	Three months ended September 30,		Six months ended September 30,
(thousands except share and per share data)	2010	2009	2010	2009
Basic net income per share computation:
Numerator:
Net income	$3,237	$538	$4,073	$3,791
Denominator:
Weighted average shares outstanding- basic	15,213,124	14,525,528	15,000,464	14,514,453

Net income per common share — basic:	$.21	$.04	$.27	$.26

Diluted net income per share computation:
Numerator:
Net income	$3,237	$538	$4,073	$3,791
Interest expense for convertible notes	62	—	124	—

Numerator for diluted earnings per share	$3,299	$538	$4,197	$3,791

Denominator:
Weighted average shares outstanding- basic	15,213,124	14,525,528	15,000,464	14,514,453
Effect of dilutive securities:
Shares issuable upon exercise of dilutive outstanding stock options, conversion of convertible debentures, vesting of restricted stock and exercise of warrants:	1,369,057	1,618,151	1,399,186	1,558,083

Weighted average shares outstanding-diluted	16,582,181	16,143,679	16,399,650	16,072,536

Net income per common share — diluted:	$.20	$.03	$.26	$.24

     For the three months ended September 30, 2010 and 2009, there were 451,353 and 692,693 shares, respectively, which were not included in the calculation of diluted net income per share as the effect would have been antidilutive. For the six months ended September 30, 2010 and 2009, there were 596,077 and 830,512 shares, respectively, which were not included in the calculation of diluted net income per share as the effect would have been antidilutive.
Note 9. STOCKHOLDERS’ EQUITY AND WARRANTS
Stock-Based Compensation
     Compensation costs related to equity compensation, including stock options and restricted stock, for the three months ended September 30, 2010 were $375,000 and for the three months ended September 30, 2009 were $852,000. Compensation costs related to equity compensation, including stock options and restricted stock, for the six months ended September 30, 2010 were $1,039,000 and for the six months ended September 30, 2009 were $1,541,000. No amounts relating to the share-based payments have been capitalized in either the recent or prior periods.
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
     There were no options granted during the six months ended September 30, 2010. The weighted average fair value of options granted during the six months ended September 30, 2009 was $8.85.
     The following table summarizes the stock option activity during the six months ended September 30, 2010:

			Weighted Average
			Remaining	Aggregate Intrinsic
	Number of	Weighted Average	Contractual Term	Value (in
	Shares	Exercise Price	(Years)	thousands)*
Options outstanding at March 31, 2010	1,715,286	$8.64
Granted	—	—
Exercised	(315,522)	1.55
Forfeited	(121,578)	14.13
Expired	(2,062)	9.76

Options outstanding at September 30, 2010	1,276,124	$9.87	6.50	$7,033

Options exercisable at September 30, 2010	942,468	$8.70	5.90	$6,266

*	The aggregate intrinsic value on this table was calculated based on the positive difference between the closing market price of the Company’s common stock on September 30, 2010 ($15.11) and the exercise price of the underlying options.
     During the six months ended September 30, 2010 and 2009, the total intrinsic value of stock options exercised was $3,620,000 and $191,000 respectively. The actual cash received upon exercise of stock options was $487,000 and $243,000 respectively. The unamortized fair value of the stock options as of September 30, 2010 was $2,597,000, the majority of which is expected to be expensed over the weighted-average period of 1.92 years.
     The total fair value of options vested during the six months ended September 30, 2010 and 2009 was $2,040,000 and $1,933,000, respectively.
     The following table summarizes activity relating to restricted stock for the six months ended September 30, 2010:

		Aggregate Intrinsic
	Number of	Value of Restricted
	Shares Underlying	Stock (in
	Restricted Stock	thousands) *
Nonvested stock outstanding at March 31, 2010	142,896
Granted	—
Vested	(67,977)
Forfeited	—

Nonvested stock outstanding at September 30, 2010	74,919	$1,132

Expected to vest	74,886	$1,132

*	The aggregate intrinsic value on this table was calculated based on the closing market price of the Company’s common stock on September 30, 2010 ($15.11).
     The weighted average remaining contractual term of the restricted stock, calculated based on the service-based term of each grant, is approximately two years. As of September 30, 2010 and 2009, the unamortized fair value of the restricted stock was $952,000 and $2,179,000, respectively. This unamortized fair value is expected to be expensed over the weighted-average period of 2.4 years. Restricted stock is valued at the stock price on the date of grant.
Security Issuances — Warrants Exercised
     The Company issued warrants in 2004 and 2005 in connection with the sale of common stock. No additional warrants were issued in subsequent years. The balance of outstanding warrants was 0 and 101,535 as of September 30, 2010 and March 31, 2010, respectively.
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
     The fair value of the warrants as of April 1, 2009, estimated to be $141,000, was recognized as a cumulative effect of a change in accounting principle and charged against retained earnings, based on the Black-Scholes formula using the following assumptions: exercise price of $6.07, the Company’s stock price as of April 1, 2009 of $4.97, volatility of 76.8%, and discount rate of 1.67%. During the six months ended September 30, 2009, the estimated fair value of the warrants increased to $685,000, primarily due to an increase in the Company’s stock price, and the change in fair value of $745,000 was recorded in Miscellaneous (expense) income. The assumptions used in the fair value calculation for the warrants as of September 30, 2009 were: exercise price of $6.07, Company stock price as of September 30, 2009 of $12.58, volatility of 75.42%, and discount rate of 2.32%.
     Due to exercises of the warrants in fiscal 2010, the Company no longer has warrants outstanding as of September 30, 2010.
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
     The sale of the shares of common stock to Investor would be completed in two closings, each of which would relate to approximately one-half of the shares to be purchased and be subject to certain customary closing conditions, including that no material adverse change shall have occurred with respect to the Company. In addition, the second closing is subject to the consummation of a joint venture (the “Joint Venture”) between the parties to be comprised of the Company’s Medical Products division and certain of Investor’s medical device businesses in China. The initial closing occurred on August 27, 2010, with the Investor purchasing 933,022 shares of Chindex common stock at $15 per share, resulting in proceeds to Chindex, net of transaction costs of $13,803,000. The occurrence of the second closing will depend on, among other things, the time required to consummate the Joint Venture. The terms of the Joint Venture are outlined in a term sheet contained in the Stock Purchase Agreement and remain subject to the negotiation and execution of definitive agreements. The Joint Venture is expected to include equity participation bonus opportunities for existing Company executives in the event of a qualified initial public offering or certain other events.
     At the initial closing under the Stock Purchase Agreement, the Company, Investor and Warrantor entered into a stockholder agreement (the “Stockholder Agreement”). Under the Stockholder Agreement, until the first to occur of (i) Investor holds 5% or less of the outstanding shares of common stock, (ii) there shall have been a change of control of the Company as defined in the Stockholder Agreement, and (iii) the seventh anniversary of the initial closing, Investor has agreed to vote its shares in accordance with the recommendation of the Company’s Board of Directors on any matters submitted to a vote of the stockholders of the Company relating to the election of directors and compensation matters and with respect to certain proxy or consent solicitations. The Stockholder Agreement also contains standstill restrictions on Investor generally prohibiting the purchase of additional securities of the Company. The standstill restrictions terminate on the same basis as does the voting agreement above, except that the 5% standard would increase to 10% upon the second closing. In addition, the Stockholder Agreement contains an Investor lock-up restricting sales by Investor of its shares of the Company’s common stock for a period of five years following the date of the Stockholder Agreement, subject to certain exceptions.
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
Note 11. COMMITMENTS AND CONTINGENCIES
Leases
     The Company leases office space, warehouse space, and space for hospital and clinic operations under operating leases. Future minimum payments under these noncancelable operating leases consist of the following (in thousands):

Three months ending December 31,
2010	$1,279
Year ending December 31:
2011	3,850
2012	3,195
2013	2,174
2014	1,911
Thereafter	12,356
Net minimum rental commitments	$24,765

     The above leases require the Company to pay certain pass through operating expenses and rental increases based on inflation.

     Rental expense was approximately $1,319,000 and $1,252,000 for the three months ended September 30, 2010 and 2009, respectively. Rental expense was approximately $2,618,000 and $2,262,000 for the six months ended September 30, 2010 and 2009, respectively.
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
     The following table presents the balances of investment securities measured at fair value on a recurring basis by level as of September 30, 2010 (in thousands):
     As of September 30, 2010:

		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Assets
U.S. Government Sponsored Enterprises	$2,659	$—	$2,659	$—
Corporate Bonds	5,735	—	5,735	—

Total	$8,394	$—	$8,394	$—

     As of March 31, 2010:

		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Assets
U.S. Government Sponsored Enterprises	$3,263	$—	$3,263	$—
Corporate Bonds	622	—	622	—

Total	$3,885	$—	$3,885	$—

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
     The fair value of the Company’s convertible debt was calculated based on an estimate of the present value of the debt payments combined with an estimate of the value of the conversion option, using the Black-Scholes option pricing model. For the Company’s other long-term debt, the fair value was calculated based on an estimate of the present value of the debt payments. As of September 30, 2010, the carrying value of the Company’s convertible debt, net of debt discount, and the long-term debt outstanding for the IFC 2005 RMB loan was $22.9 million, and the estimated fair value was $29.7 million. The carrying amounts of the remaining debt instruments approximate fair value, as the instruments are subject to variable rates of interest or have short maturities.
     The Company previously reported the fair value of warrants outstanding as Level 3 liabilities. Due to exercises of the warrants, the Company no longer has warrants outstanding as of September 30, 2010.
     The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities for the six months ended September 30, 2010 and September 30, 2009:

	2010	2009
Balance, April 1
Cumulative effect adjustment	$—	$141
Total (gains) losses realized or unrealized included in earnings	—	745
Purchases, sales, issuances, and settlements, net	—	(201)

Balance, September 30	$—	$685

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

For the three months ended September 30, 2010:	Healthcare Services		Medical Products	Total

Sales and service revenue	$23,361		$21,813	$45,174
Gross Profit	n/a	*	6,701	n/a
Gross Profit %	n/a	*	31%	n/a
Income from operations before foreign exchange	$3,435		$306	$3,741
Foreign exchange gain				1,090

Income from operations				$4,831
Other (expense), net				(97)

Income before income taxes				$4,734

Assets as of September 30, 2010	$132,559		$57,067	$189,626

For the three months ended September 30, 2009:	Healthcare Services		Medical Products	Total

Sales and service revenue	$20,999		$17,120	$38,119
Gross Profit	n/a	*	4,736	n/a
Gross Profit %	n/a	*	28%	n/a
Income (loss) from operations before foreign exchange	$2,281		$(1,481)	$800
Foreign exchange gain				613

Income from operations				$1,413
Other income, net				134

Income before income taxes				$1,547

Assets as of March 31, 2010	$112,929		$57,914	$170,843

For the six months ended September 30, 2010:	Healthcare Services		Medical Products	Total

Sales and service revenue	$48,110		$38,552	$86,662
Gross Profit	n/a	*	11,796	n/a
Gross Profit %	n/a	*	31%	n/a
Income (loss) from operations before foreign exchange	$8,092		$(1,268)	$6,824
Foreign exchange loss				(98)

Income from operations				$6,726
Other (expense), net				(144)

Income before income taxes				$6,582

Assets as of September 30, 2010	$132,559		$57,067	$189,626

For the six months ended September 30, 2009:	Healthcare Services		Medical Products	Total

Sales and service revenue	$43,047		$40,404	$83,451
Gross Profit	n/a	*	10,551	n/a
Gross Profit %	n/a	*	26%	n/a
Income (loss) from operations before foreign exchange	$6,406		$(1,237)	$5,169
Foreign exchange gain				1,519

Income from operations				$6,688
Other (expense), net				(314)

Income before income taxes				$6,374

Assets as of March 31, 2010	$112,929		$57,914	$170,843

*	Gross profit margins are not routinely calculated in the healthcare services industry.

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
RESULTS OF OPERATIONS
Quarter ended September 30, 2010 compared to quarter ended September 30, 2009
Overview of Consolidated Results
     Our consolidated revenue for the three months ended September 30, 2010 was $45,174,000, a 19% increase from the three months ended September 30, 2009 revenue of $38,119,000. We recorded income from operations of $4,831,000 for the recent quarter, as compared to income from operations of $1,413,000 for the same quarter last year. We recorded net income of $3,237,000 for the recent quarter, as compared to net income of $538,000 for the same quarter last year.
     In the three months ended September 30, 2010, we incurred an unrealized foreign exchange gain of $1,090,000 compared to an unrealized foreign exchange gain of $613,000 in the same quarter of the prior year. As further described below, the unrealized exchange gain in the second quarter of fiscal 2011 was incurred in our Medical Products division and was primarily caused by the substantial strengthening of the Euro against the U.S. dollar during the period. This decreased the translated cost basis of U.S. dollar-denominated intercompany debt owed from our German subsidiary to the Chindex U.S. parent. The gain recorded by the German subsidiary on the increased intercompany debt was included in general and administrative expense. In the same quarter of the prior year, the Euro also strengthened against the U.S. dollar and our German subsidiary recorded a gain on U.S. dollar intercompany debt. The Company does not hedge intercompany debt which is expected to be settled in the ordinary course of business (see “Foreign Currency Exchange and Impact of Inflation”).
Healthcare Services Division
     This division operates the Company’s United Family Healthcare network of private hospitals and clinics. United Family Healthcare currently owns and operates hospitals and affiliated clinic facilities in the Beijing, Shanghai and Guangzhou markets. The division also operates a managed clinic in the city of Wuxi, south of Shanghai. We have undertaken a number of market expansion projects in our current markets. In Beijing, we expect to significantly increase service offerings and more than double our available beds through expansion currently underway at our existing hospital campus as well as from the opening of two additional affiliated clinics during 2010. In Tianjin, a city just to the southeast of Beijing, United Family Healthcare has begun the development of a maternity hospital facility of approximately 25 beds which is expected to open in 2011. In Shanghai, expansion projects are expected to include increased services at the current hospital campus and the geographic expansion into the Pudong district with an affiliated clinic established through a strategic joint venture management initiative during 2010. In Guangzhou, the Company intends to build a 125-bed hospital facility expected to open in 2013. The Chinese Government’s healthcare reform program encourages private investment, such as Chindex’s United Family Healthcare, as the primary source for development of specialty and premium healthcare services within the Chinese healthcare system.
     For the three months ended September 30, 2010, revenue from the division was $23,361,000, an increase of 11% over the three months ended September 30, 2009 revenue of $20,999,000. (For information on how the timing of our revenue may be affected by seasonality and other fluctuations, see “Timing of Revenues”). The increased revenue is substantially attributable to growth in patient services in both the Beijing and Shanghai markets. In the Beijing market, the rate of revenue growth was less than Shanghai due to the effect of expansion construction projects on the hospital campus. We expect the negative impact of the expansion work to continue through the completion of the new facilities, currently planned for late in 2010. In the Guangzhou market, our clinic experienced significant growth in its first full year of operations.
     Expenses for the Healthcare Services division for the three months ended September 30, 2010 was $19,926,000, a increase of 6% from the three months ended September 30, 2009 expenses of $18,718,000, primarily due to increases in the expenses for salaries ($1,441,000), facility rent ($348,000) and direct patient care ($195,000) offset by a decrease in business tax expense ($1,062,000). During 2009, the Chinese government revised its Business Tax regulations to clarify that for-profit healthcare services entities are exempt from the previously-assessed five percent business tax on revenues, retroactive to January 1, 2009, with continuing exemption for future periods. Salary expense represented 48.5% of division revenue in the recent period and 47.7% of division revenue in the prior period. Cost allocated from the parent company to the division increased $167,000.
     During the three months ended September 30, 2010, the development and start up expenses, including post-opening operating losses, for the division was $653,000 compared to $313,000 in the prior period, reflecting primarily results in Guangzhou clinic operations and Beijing expansion expenses.
     The Healthcare Services division had income from operations after corporate allocations and before foreign exchange gains of $3,435,000 for the three months ended September 30, 2010 compared to $2,281,000 for the three months ended September 30, 2009. The impact of exchange rate fluctuations between the periods had a positive impact on income from operations of approximately $39,000.
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
     For the three months ended September 30, 2010, this division had revenue of $21,813,000, a 27% increase from revenue of $17,120,000 for the three months ended September 30, 2009. The change in revenue was primarily due to an increase in sales of diagnostic ultrasound and women’s health imaging systems, partially offset by a reduction in revenue recognized under government-backed loan programs. The current quarter results also reflect the continuing impact of the Chinese government regulatory review of import approvals for sales of our robotic surgical systems to public hospital customers in China as well as yet to be released pricing standards for consumable products related to the robotic systems. We expect the order flow for robotic surgical systems will achieve our announced expectation of one to two systems per quarter on average over time. We believe the Chinese Government’s ongoing healthcare reform program continues to positively impact the market for medical devices from bottom to top and serve to deepen our market penetration in the medium term.
     Gross profit for the Medical Products division increased to $6,701,000 for the three months ended September 30, 2010 from $4,736,000 for the three months ended September 30, 2009. As a percentage of revenue, gross profit from the Medical Products division was 31%, a 3% increase compared to 28% for the same period last year. Gross profit margins for the division vary from period to period, depending primarily on the relative mix of sales across product lines.
     Expenses for the Medical Products division increased 3% to $6,395,000 for the three months ended September 30, 2010 from $6,217,000 for the three months ended September 30, 2009, including increases in selling expenses ($217,000). Cost allocated from the parent company to the division decreased $342,000.
     The division had an income from operations before foreign exchange of $306,000 for the three months ended September 30, 2010, compared with loss from operations before foreign exchange of $1,481,000 for the three months ended September 30, 2009. The impact of exchange rate fluctuations between the periods had a negative impact on income from operations of approximately $40,000.
Other Income and Expenses
     Interest expense during the recent quarter was $212,000 as compared to interest expense of $281,000 in the same quarter of the prior year due to decreases of short-term debt as well as capitalization of interest expense of $21,000 for the three months ended September 30, 2010 compared to none in the prior year quarter.
     Interest income during the recent quarter and prior period was $108,000 and $400,000, respectively, primarily due to maturity of a 3.34% fixed rate Certificate of Deposit and re-investment of the proceeds at a lower rate.
Taxes
     We recorded a provision of $1,497,000 for taxes in the three months ended September 30, 2010, as compared to a provision for taxes of $1,009,000 for the three months ended September 30, 2009. The effective tax rate in the current period was 32%. In the three months ended September 30, 2009, the effective tax rate was 65.2%. Compared to the prior period, the effective tax rate decreased primarily due to decreases in losses in entities for which we cannot recognize a tax benefit.
Six months ended September 30, 2010 compared to six months ended September 30, 2009
Overview of Consolidated Results
     Our consolidated revenue for the six months ended September 30, 2010 was $86,662,000, a 4% increase from the six months ended September 30, 2009 revenue of $83,451,000. We recorded income from operations of $6,726,000 for the recent period, as compared to income from operations of $6,688,000 for the same period last year. We recorded net income of $4,073,000 for the recent period, as compared to net income of $3,791,000 for the same period last year.
     In the six months ended September 30, 2010, we incurred an unrealized foreign exchange loss of $98,000 compared to an unrealized foreign exchange gain of $1,519,000 in the same period of the prior year. As further described below, the unrealized exchange loss in the six months ended September 30, 2010 was incurred in our Medical Products division and was primarily caused by the effect of changes in the exchange rate of the Euro against the U.S. dollar during the period on the translated cost basis of U.S. dollar-denominated intercompany debt owed from our German subsidiary to the Chindex U.S. parent. The loss recorded by the German subsidiary on the increased intercompany debt was included in general and administrative expense. In the same period of the prior year, the Euro strengthened substantially against the U.S. dollar and our German subsidiary recorded an unrealized foreign exchange gain on U.S. dollar intercompany debt. The Company does not hedge intercompany debt which is expected to be settled in the course of ordinary business (see “Foreign Currency Exchange and Impact of Inflation”).
Healthcare Services Division
     This division operates the Company’s United Family Healthcare network of private hospitals and clinics. United Family Healthcare currently owns and operates hospitals and affiliated clinic facilities in the Beijing, Shanghai and Guangzhou markets. The division also operates a managed clinic in the city of Wuxi, south of Shanghai. We have undertaken a number of market expansion projects in our current markets. In Beijing, we expect to significantly increase service offerings and more than double our available beds through expansion currently underway at our existing hospital campus as well as from the opening of two additional affiliated clinics during 2010. In Tianjin, a city just to the southeast of Beijing, United Family Healthcare has begun the development of a maternity hospital facility of approximately 25 beds which is also expected to open in 2011. In Shanghai, expansion projects are expected to include increased services at the current hospital campus and the geographic expansion into the Pudong district with an affiliated clinic established through a strategic joint venture management initiative during 2010. In Guangzhou, the Company intends to build a main 125-bed hospital facility expected to open in 2013. The Chinese Government’s healthcare reform program encourages private investment, such as Chindex’s United Family Healthcare, as the primary source for development of specialty and premium healthcare services within the Chinese healthcare system.
     For the six months ended September 30, 2010, revenue from the division was $48,110,000, an increase of 12% over the six months ended September 30, 2009 revenue of $43,047,000. (For information on how the timing of our revenue may be affected by seasonality and other fluctuations, see “Timing of Revenues”). The increased revenue is substantially attributable to growth in patient services in both the Beijing and Shanghai markets. In the Beijing market, revenue was approximately the same as the prior year due to the effect of expansion construction projects on the hospital campus. We expect the negative impact of the expansion work to continue through the completion of the new facilities, currently planned for late in 2010. In the Guangzhou market, our clinic experienced significant growth in its first full year of operations.
     Expenses for the Healthcare Services division for the six months ended September 30, 2010 was $40,018,000, a increase of 9% from the six months ended September 30, 2009 expenses of $36,641,000, primarily due to increases in the expenses for salaries ($2,379,000), facility rent ($1,096,000), bad debt ($553,000), and direct patient care ($493,000), offset by a decrease in business tax expense ($2,170,000). During 2009, the Chinese government revised its Business Tax regulations to clarify that for-profit healthcare services entities are exempt from the previously-assessed five percent business tax on revenues, retroactive to January 1, 2009, with continuing exemption for future periods. Salary expense represented 46.4% of division revenue in the recent period and 46.7% of revenue in the prior period. Cost allocated from the parent company to the division increased by $525,000.
     During the six months ended September 30, 2010, the development and start up expenses, including post-opening operating losses, for the division was $1,063,000 compared to $642,000 in the prior period, reflecting primarily results in Guangzhou clinic operations and Beijing expansion expenses.
     The Healthcare Services division had income from operations after corporate allocations and before foreign exchange gains of $8,092,000 for the six months ended September 30, 2010 compared to $6,406,000 for the six months ended September 30, 2009. The impact of exchange rate fluctuations between the periods had a positive impact on income from operations of approximately $47,000.
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
     For the six months ended September 30, 2010, this division had revenue of $38,552,000, a 5% decrease from revenue of $40,404,000 for the six months ended September 30, 2009. The change in revenue was primarily due to a reduction in revenue recognized under government-backed loan programs, and the continuing impact of Chinese government regulatory review of import approvals for sales of our robotic surgical systems to public hospital customers in China as well as yet to be released pricing standards for consumable products related to the robotic systems.
     In general, we continue to experience a slow down in customer purchases due to uncertainties about the timing of Chinese government spending under the ongoing healthcare reform program announced in April 2009. We expect that the order flow for robotic surgical systems will achieve our announced expectation of one to two systems per quarter on average over time. We believe the Chinese Government’s ongoing healthcare reform program continues to positively impact the market for medical devices from bottom to top and serve to deepen our market penetration in the medium term.
     Gross profit for the Medical Products division increased to $11,796,000 for the six months ended September 30, 2010 from $10,551,000 for the six months ended September 30, 2009. As a percentage of revenue, gross profit from the Medical Products division was 31%, a 5% increase compared to 26% for the same period last year. Gross profit margins for the division vary from period to period, depending primarily on the relative mix of sales across product lines.
     Expenses for the Medical Products division increased 11% to $13,064,000 for the six months ended September 30, 2010 from $11,788,000 for the six months ended September 30, 2009, including increases in selling expenses ($642,000) and salary expense ($511,000). Cost allocated from the parent company to the division increased $177,000.
     The division had a loss from operations before foreign exchange of $1,268,000 for the six months ended September 30, 2010, compared with loss from operations before foreign exchange of $1,237,000 for the six months ended September 30, 2009. The impact of exchange rate fluctuations between the periods had a positive impact on loss from operations of approximately $41,000.
Other Income and Expenses
     Interest expense during the recent period was $420,000 as compared to interest expense of $554,000 in the same period of the prior year due to decreases of short-term debt as well as capitalization of interest expense of $55,000 for the six months ended September 30, 2010 compared to none in the prior period.
     Interest income during the recent period and prior period was $273,000 and $872,000, respectively. The decrease was primarily due to maturity of a 3.34% fixed rate Certificate of Deposit and re-investment of the proceeds at a lower rate.

     Miscellaneous income during the recent period was $3,000. Miscellaneous expense during the prior period was $632,000. The expense in the prior period was substantially due to the change in fair value of the warrants of $745,000.
Taxes
     We recorded a provision of $2,509,000 for taxes in the six months ended September 30, 2010, as compared to a provision for taxes of $2,583,000 for the six months ended September 30, 2009. The effective tax rate in the current period was 38.1%. In the six months ended September 30, 2009, the effective tax rate was 40.5%. Compared to the prior period, the effective tax rate decreased primarily due to decreases in losses in entities for which we cannot recognize a tax benefit.
LIQUIDITY AND CAPITAL RESOURCES
     The following table sets forth our cash, investments, and accounts receivable as of September 30, 2010 and March 31, 2010 (in thousands):

	September 30, 2010	March 31, 2010
Cash and cash equivalents	$52,579	$50,654
Investments	42,145	37,207
Accounts receivable	33,052	33,117
     The following table sets forth a summary of our cash flows from operating activities for the six months ended September 30, 2010 and 2009 (in thousands):

	Six months ended
	September 30, 2010	September 30, 2009
OPERATING ACTIVITIES
Net income	$4,073	$3,791
Non cash items	3,948	3,314
Changes in operating assets and liabilities:
Restricted cash and sinking funds	(773)	399
Accounts receivable	(493)	5,999
Inventories	(3,043)	(2,203)
Accounts payable, accrued expenses, other current liabilities and deferred revenue	1,385	(6,242)
Other	(828)	(456)

Net cash provided by operating activities	$4,269	$4,602

     The following table sets forth a summary of our cash flows from investing activities for the six months ended September 30, 2010 and 2009 (in thousands):

	Six months ended
	September 30, 2010	September 30, 2009
INVESTING ACTIVITIES
Purchases of investments and CDs	$(6,208)	$(3,993)
Purchases of property and equipment	(9,724)	(2,899)
Proceeds from redemption of CDs	1,541	—

Net cash (used in) investing activities	$(14,391)	$(6,892)

     The following table sets forth a summary of our cash flows from financing activities for the six months ended September 30, 2010 and 2009 (in thousands):

	Six months ended
	September 30, 2010	September 30, 2009
FINANCING ACTIVITIES
Proceeds from debt and vendor financing	$—	$73
Repayment of debt, vendor financing and capitalized leases	(1,453)	(690)
Repurchase of restricted stock for income tax withholding	(942)	(108)
Proceeds from issuance of common stock	13,803	—
Proceeds from exercise of stock options and warrants	487	243

Net cash provided by (used in) financing activities	$11,895	$(482)

     In December 2007 and January 2008, we entered into loan agreements with IFC (the “IFC Facility”) and DEG-Deutsche Investitions und Entwicklungsgesellschaft (DEG) of Cologne, Germany (a member of the KfW banking group) (the “DEG Facility”), respectively, that provide for loans in the aggregate amounts of $25 million and $20 million, respectively, directly to our future healthcare joint ventures in Beijing and Guangzhou, China (the “IFC Loans” and the “DEG Loans,” respectively), subject to the satisfaction of certain disbursement conditions, including the establishment of two new joint venture entities (the “Joint Ventures”) qualified to undertake the construction, equipping and operation of the proposed healthcare facilities, minimum Company ownership and control over the Joint Ventures, the availability to IFC and DEG of certain information regarding the Joint Ventures and other preconditions. There can be no assurances that the preconditions to disbursements under the IFC Facility and DEG Facility will be satisfied or that, in any event, disbursements under the IFC Facility and DEG Facility will be achieved. We have experienced delays in the development timeline due to certain changes in project scope for the proposed healthcare facilities and the fluctuations and uncertainties in the real estate markets in China resulting from the global economic downturn, and as a result, the process to formally approve the two Joint Ventures has taken longer than originally expected. However, in July 2010, we received formal approval of the new Joint Venture for the Beijing expansion project from the Chinese authorities. Accordingly, we are currently in discussion with IFC and DEG regarding the remaining preconditions to the first disbursement under the IFC Facility and DEG Facility. We previously entered into an amendment to the IFC and DEG Loans in July 2010 extending the initial draw down date to October 1, 2010 or such later date as the parties agree. As of the date of this report, the parties have not established a specific date by which time the first disbursement would be required. Draws under the IFC Facility and DEG Facility remain subject to lender agreement as to project scope, collateral and other provisions. As initially negotiated, the term of the IFC and DEG Loans would be 9.25 years and would bear interest equal to a fixed base rate determined at the time of each disbursement of LIBOR plus 2.75% per annum. The interest rate may be reduced to LIBOR plus 2.0% upon the satisfaction of certain conditions. The loans would include certain other covenants that require the borrowers to achieve and maintain specified liquidity and coverage ratios in order to conduct certain business transactions such as pay intercompany management fees or incur additional indebtedness. Mutual agreement or amendment of these terms will be required in addition to the formation and approval of the second of the new Joint Ventures and finalization of conditions precedent, as to which there can be no assurances. The obligation of each borrowing joint venture under the IFC and DEG Loans would be guaranteed by the Company. In terms of security, IFC and DEG would have, among other things, a pledge of the Company’s equity interest in the borrowing joint ventures and a lien over the equipment owned by the borrowing joint ventures, as well as a lien over their bank accounts. As of September 30, 2010, the IFC Facility and DEG Facility were not available
     In October 2005, BJU and SHU obtained long-term debt financing under a program with the IFC. As of September 30, 2010, the outstanding balance of this debt was 64,880,000 Chinese Renminbi (current translated value of $9,682,000 and is classified as long-term). The term of the loan is 10 years at an initial interest rate of 6.73% with the borrowers required to make annual payments into a sinking fund beginning with the first payment made in September 2010. The interest rate will be reduced to 4.23% for any amount of the outstanding loan on deposit in the sinking fund. The loan program also includes certain other covenants which require the borrowers to achieve and maintain specified liquidity and coverage ratios in order to conduct certain business transactions such as pay intercompany management fees or incur additional indebtedness. As of September 30, 2010, the Company was in compliance with the loan covenants as amended. Chindex International, Inc. guaranteed repayment of this loan. In terms of security, IFC has, among other things, a lien over the equipment owned by the borrowers and over their bank accounts. In addition, IFC has a lien over Chindex bank accounts not already pledged, but not over other Chindex assets.
     The Company has a $1,750,000 credit facility with M&T Bank, and we had no outstanding balance under the facility as of September 30, 2010 and March 31, 2010. Borrowings under that credit facility bear interest at 1.00% over the three-month London Interbank Offered Rate (LIBOR). At September 30, 2010, the interest rate on this facility was 1.29%. Balances outstanding under the facility are payable on demand, fully secured and collateralized by government securities acceptable to the Bank having an aggregate fair market value of not less than $1,945,000. As of September 30, 2010 and March 31, 2010, there were letters of credit outstanding in the amounts of $385,000 and $186,000, respectively.
     Restricted cash of $3,839,000 as of September30, 2010, primarily represents collateral related to performance bonds issued in connection with the execution of certain contracts for the supply of medical equipment in our Medical Products division of $2,871,000 and sinking funds assets for IFC RMB loan of $968,000. Scheduled expiration of these bonds is from November 2010 through August 2014. Restricted cash of $3,024,000 as of March 31, 2010, primarily represents collateral related to performance bonds issued in connection with the execution of certain contracts for the supply of medical equipment in our Medical Products division.
     Over the past two years, there have been continuing and significant disruptions in the world financial markets including those in China. We have not experienced significant negative impacts to operating activities as a result of these events. We have taken steps to ensure the security of our cash and investment holdings through deposits with highly liquid, global banking institutions and government-backed insurance programs in the United States and elsewhere. Our daily operations in the Healthcare Services division generate operating cash flows and have not been dependent upon credit availability. Our patient base in our current facilities are by and large considered to be in the wealthiest segment of society, for whom healthcare spending represents a very small percentage of their income and therefore is expected to be less impacted by the economic slowdown and to the extent their assets are affected, this will likely not impact their decision making on healthcare purchases. The UFH development projects to establish and build hospitals in China are expected to be funded with existing cash and credit facilities as described above, provided that there can be no assurances that such facilities will be available or sufficient, that the preconditions to disbursements under the facilities will be satisfied or that, in any event, disbursements under the IFC/DEG Facilities will be achieved. Our Medical Products division is somewhat dependent upon credit availability for the opening of bid and performance bonds and the extension of credit terms to our Chinese customers through our government-backed financing packages. However, the budgeting and procurement cycle for large capital purchases by our customers could be impacted by the economic slowdown or the Chinese government reform and stimulus programs related to the health care industry in China. In general, the recent periods’ results were negatively impacted by our customers uncertainties about the rate of Chinese government spending under the healthcare reform program announced in April 2009.
     Over the next twelve months we anticipate total capital expenditures of approximately $68 million related to the maintenance and expansion of our business operations.

     In our three operating markets of Beijing, Shanghai and Guangzhou, our Healthcare Services division plans capital expenditures of approximately $13 million for maintenance, development of existing facilities and implementation of a new healthcare information system platform. In addition, the expansion projects in the Beijing and Tianjin are planned for capital expenditures of approximately $55.0 million for construction and equipment. These expansions will be funded through corporate capital reserves, cash flow from operations and limited short-term vendor financing arrangements.
     Our Medical Products division intends to finance approximately $85,000 in capital expenditures for development programs.
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
FOREIGN CURRENCY EXCHANGE AND IMPACT OF INFLATION
     Because we receive over 62% of our revenue and generated 66% of our expenses within China, we have foreign currency exchange risk. The Chinese currency (RMB) is not freely traded and is closely controlled by the Chinese Government. The U.S. dollar (USD) has experienced volatility in world markets recently. During the six month period ended September 30, 2010, the RMB appreciated approximately 1.8% against the USD. During the same period, the Euro appreciated approximately 1.2% against the USD which resulted in unrealized exchange losses of $98,000 which are included in general and administrative expenses on our consolidated condensed statements of operations.
     This unrealized foreign exchange loss of $98,000, compared to an unrealized foreign exchange gain of $1,519,000 in the prior year, which was primarily caused by the strengthening of the Euro against the USD during the period. This increased the translated cost basis of U.S. dollar-denominated intercompany debt owed from our German subsidiary to the Chindex U.S. parent. The Company does not hedge intercompany debt which is expected to be settled in the course of ordinary business.
     As part of our risk management program, we also perform sensitivity analyses to assess potential changes in revenue, operating results, cash flows and financial position relating to hypothetical movements in currency exchange rates. Our sensitivity analysis of changes in the fair value of the RMB to the USD at September 30, 2010, indicated that if the USD uniformly increased in value by 10% relative to the RMB, we would have experienced a 11% decrease in net income. Conversely, a 10% increase in the value of the RMB relative to the USD at September 30, 2010, would have resulted in a 14% increase in net income.
     Based on the Consumer Price Index, for the three months ended September 30, 2010, inflation in China was 3.5% and inflation in the United States was 1.2%. For the six months ended September 30, 2010, inflation in China was 3.2% and inflation in the United States was 1.5%.The average annual rate of inflation over the three-year period from 2008 to 2010 was 3.3% in China and 2.1% in the United States.
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
Changes in Internal Control over Financial Reporting
     Our management, including our principal executive and principal financial officers have evaluated any changes in our internal control over financial reporting that occurred during the six months ended September 30, 2010, and has concluded that there was no change that occurred during the six months ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

CHINDEX INTERNATIONAL, INC.
Dated: November 8, 2010	By:	/s/ Lawrence Pemble
Lawrence Pemble
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Dated: November 8, 2010	By:	/s/ Robert C. Low
Robert C. Low
Vice President of Finance, Chief Accounting Officer and Corporate Controller (Principal Accounting Officer)