Form 10-KT
period 2010-12-31
CHINDEX INTERNATIONAL INC
filed 2011-03-16
CIK 922717

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from April 1, 2010 to December 31, 2010
Commission File No. 0-24624
CHINDEX INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	13-3097642 (I.R.S. Employer Identification No.)
4340 East West Highway, Suite 1100
Bethesda, Maryland 20814
(301) 215-7777
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.01 par value and associated Preferred Stock Purchase Rights
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (& 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in a definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of September 30, 2010 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $216,679,621.
The number of shares outstanding of each of the registrant’s class of common equity, as of March 8, 2011, was 15,314,001, shares of Common Stock and 1,162,500 shares of Class B Common Stock.
Documents Incorporated by Reference: Part III: Proxy Statement with respect to the registrant’s 2011 annual meeting of shareholders.

CHINDEX INTERNATIONAL, INC.

PART I

ITEM 1. BUSINESS
General
     Chindex International, Inc. (which we refer to as “Chindex” or “the Company,” “we” or “us”), founded in 1981, is an American health care company providing health care services in China through the operations of United Family Healthcare, a network of private primary care hospitals and affiliated ambulatory clinics. United Family Healthcare (“UFH”) currently operates in Beijing, Shanghai and Guangzhou.
     We also operate managed clinics in the Shanghai Pudong market and the city of Wuxi, south of Shanghai. We have undertaken a number of market expansion projects in our current markets. In Beijing, we expect to significantly increase service offerings and more than double our available beds in 2011 through expansion currently nearing completion at our existing hospital campus as well as from the opening of two additional affiliated clinics. In Tianjin, a city just to the southeast of Beijing, United Family Healthcare has begun the development of a hospital and clinic of approximately 25 beds, which is also expected to open in 2011. In Shanghai, expansion projects are expected to include increased services at the current hospital campus in Puxi including the opening of a new affiliated dental clinic and continued expansion of the managed facility operations in the Pudong district. We are developing a UFH facility in Guangzhou expected to open in 2013. The Chinese Government’s healthcare reform program encourages private investment, such as United Family Healthcare, as the primary source for development of specialty and premium healthcare services within the Chinese healthcare system. For the nine month period ended December 31, 2010, our Healthcare Services business accounted for 54.3% of the Company’s revenue and the Medical Products business, which has been restructured as described below, accounted for 45.7% of our revenue (see Note 18 to the consolidated financial statements appearing elsewhere in this Transition Report on Form 10-K.) With thirty years of experience, the Company’s strategy is to continue its growth as a leading integrated health care provider in the Greater China region.
Change in fiscal yearend
     On September 27, 2010, the Board of Directors approved the change of the Company’s fiscal yearend from March 31 to December 31 each year, commencing with December 31, 2010.
Recent Joint Venture
     Effective December 31, 2010, the Company and Shanghai Fosun Pharmaceutical (Group) Co., Ltd (“FosunPharma”) and its subsidiary Fosun Industrial Co., Limited (“Fosun Industrial” and, with Fosun Pharmaceutical, the “Fosun Entities”) and certain of their respective subsidiaries formed a joint venture created and consolidated under Chindex Medical Limited (“CML”), a Hong Kong company, for the purpose of engaging in (i) the marketing, distribution and servicing of medical equipment in China and Hong Kong (except that sales and distribution related activities in relation to sales and servicing in China and Hong Kong may take place in other jurisdictions) and (ii) the manufacturing, marketing, sales and distribution of medical devices and medical equipment and consumables (the “Medical Products Business”), including our former Medical Products division, which was transferred to the joint venture effective at the end of fiscal 2010. Consequently, going forward, the business and results of operations of our former division are deconsolidated from our financial statements, treated under the equity method of accounting, and retained by us only on a 49% equity interest basis.

Our Healthcare Services Business
     In 1997, we opened the first private, international standard hospital in Beijing, which constituted our entry into the healthcare services arena. The development of the United Family Healthcare network has continued in Beijing with increasing clinical services, opening of freestanding outpatient clinics and the expansion of the original hospital campus. In 2004, we opened our second United Family hospital in the Puxi District of Shanghai. This made UFH the only foreign-invested, multi-facility hospital network in China. In 2008, we expanded the network to include operations in the southern China market of Guangzhou and a managed clinic in the city of Wuxi south of Shanghai. In 2010, we expanded network operations with the opening of a managed clinic facility in the Pudong District of Shanghai and two additional affiliated clinics in Beijing. In 2011, we expect to continue the expansion of the network to include a hospital facility in Tianjin, a city southeast of Beijing, expansion of the managed clinic facilities in Shanghai-Pudong, the opening of a new affiliated clinic in Shanghai-Puxi and increased service offerings in our existing facilities. Our facilities are managed through a corporate level shared administrative network allowing cost and clinical efficiencies.
     The United Family Healthcare network is a pioneering, international standard healthcare organization, whose mission is to provide comprehensive and integrated healthcare services in a warm and caring patient and family service-oriented environment to the largest urban centers in China. Our patient base includes the expatriate communities and China’s rapidly growing upper-middle class. Emphasizing the need for well-care (routine visits in the absence of illness) and patient-centered care (involving the patient in healthcare decisions), United Family Healthcare facilities offer a full range of premium quality healthcare services throughout the hospital inpatient departments and integrated outpatient clinics as well as in satellite feeder clinics. These services include 24/7 Emergency Rooms, Intensive Care Units and Neonatal Intensive Care Units, Operating Rooms, clinical laboratory, radiology and blood banking services. An international standard healthcare network not only provides healthcare services at a level generally recognized and accepted internationally in the developed world, but also manages its operations according to generally accepted international principles, such as those related to transparency, infection control, medical records, patient confidentiality and peer review. Our hospitals and clinics are staffed by a mix of Western and Chinese physicians. Our facilities are also committed to community outreach programs and offer healthcare education classes, including CPR, Lamaze and Stress Management. The United Family networks in Beijing and Shanghai are accredited by the Joint Commission International (“JCI”).
     The United Family Hospitals in both Beijing and Shanghai were originally licensed as 50-bed facilities with affiliated satellite clinics strategically located to expand geographical reach and service offerings into our target patient markets in those cities. We are currently nearing completion of an expansion of the Beijing facility’s main hospital campus which will offer 120 beds. Our United Family Clinic in Guangzhou opened in 2008 in advance of our planned main hospital facility, which we expect to open in 2013. In 2011, we expect to continue the expansion of the network to include a hospital facility in Tianjin, a city southeast of Beijing, expansion of the managed clinic facilities in Shanghai-Pudong, the opening of a new affiliated clinic in Shanghai-Puxi and increased service offerings in our existing facilities. In all markets, we establish direct billing relationships with most insurers covering care provided in China. Premium health insurance products are not yet widely available to our Chinese patient base. We have been active over time in facilitating the introduction of more comprehensive insurance products for Chinese patients to address the expanding market for high quality healthcare services in the affluent population segments. In addition, in 2008 the Chinese government announced a broad based plan for reform of the Chinese healthcare system which included increasing investment, including a three-year $120 billion stimulus program, including the development of health insurance products for the Chinese population. The reform and investment programs for the Chinese healthcare system have remained a high priority for the Chinese government through the current period providing a highly advantageous market environment for the development of our hospital network. United Family Healthcare facilities generally transact business in local Chinese currency. Services provided to patients who are not covered by insurance are on a cash basis.
     Our long-term expansion plans include targeted expansion into largely Chinese populated markets through the development of additional United Family Healthcare facilities in the more affluent Chinese cities such as Chengdu, Qingdao, and others as well as additional facilities in our existing markets of Beijing, Shanghai, Guangzhou and Tianjin. Our plans also include the continued expansion of services in existing facilities and the opening of additional affiliated satellite clinics and hospitals. Market expansion projects are underway in each geographic market. In Beijing, we expect to significantly increase service offerings and more than double our available beds through expansion nearing completion at our existing hospital campus as well as from the recent opening of two additional affiliated clinics during 2010. In Tianjin, a city just to the southeast of Beijing, United Family Healthcare has begun the development of a 25-bed maternity hospital facility, which is expected to open in 2011. In metropolitan Shanghai in 2011, expansion projects at our Puxi facility, including the opening of a new affiliated dental clinic close to the main hospital campus, and increased services will drive revenue growth. In Pudong, we are excited about the continuing growth of the affiliated clinic established last year through a strategic joint venture management initiative. In Guangzhou, we intend to build a main hospital facility expected to open in 2013. To provide financing for these development projects, during fiscal 2008, we entered into a series of equity and debt financings and facilities that provided for up to $105 million in total financing (see “Liquidity and Capital Resources” and Notes 8 and 9 to the consolidated financial statements). All of our expansion plans depend on the availability of capital resources, as to which there can be no assurances.
     UFH — Beijing Market — Beijing United Family Hospital (BJU) and Clinics
     BJU is housed in a modern facility in the eastern section of Beijing, amidst a concentration of high income communities. It was the first officially-approved healthcare joint venture to provide international standard inpatient and outpatient healthcare services in China. The original entity was a contractual joint venture between Chindex and the Chinese Academy of Medical Sciences, with Chindex entitled to 90% of the net profits of the enterprise. In conjunction with the facility expansion project from 50 to 120 beds, a new contractual joint venture was established which entitles Chindex to a 90% profit share. BJU received the initial national level approvals from the Chinese Ministry of Health and Ministry of Foreign Trade and Economic Cooperation in 1995.
     There are currently four satellite clinics affiliated with BJU. The first, which opened in 2002, is Beijing United Family Clinic —Shunyi. The Shunyi Clinic is located in the high rent residential suburb of Shunyi County. It is also located near the International School of Beijing. The second, which opened in June of 2005, is Beijing United Jianguomen Clinic. It is in downtown Beijing located in a prestigious luxury hotel complex in the heart of the diplomatic district. In 2010, we opened the third, Beijing United Family Clinic — Landmark, located in a high rent diplomatic neighborhood and fourth, Beijing United Family New Hope Oncology Center, located close to the main hospital campus.
     The expansion projects opening in Beijing over the 2010 and 2011 period will include a variety of increased services including comprehensive cancer care, neurosurgery and orthopedic surgery, which will be aimed primarily toward the local Chinese market.
     BJU received accreditation from the JCI in 2004 and its first reaccreditation in 2008. BJU is one of the few JCI accredited hospitals in China.
     UFH — Shanghai Market — Shanghai United Family Hospital (SHU) and Clinics
     In 2002, we received approval to open a second hospital venture in Shanghai. This second United Family Hospital is located in the Changning District of Shanghai, also a center of the expatriate community and an affluent Chinese residential district in Puxi, the western side of the Huangpu River. This facility is also a contractual joint venture. Our local partner is Shanghai Changning District Central Hospital who provided the building site with Chindex being entitled to 70% of the net profits of the enterprise.

     There is currently one satellite clinic affiliated with SHU in the Puxi district, the Shanghai Racquet Club Clinic, which is also geographically located in a luxury expatriate residential district. In 2010, expansion projects included increased services at the current hospital campus and the geographic expansion into the Pudong district with an affiliated clinic established through a strategic joint venture management initiative. The Pudong district, on the eastern side of the Huangpu River, is another major residential concentration of expatriate and affluent Chinese populations. In 2011, we plan to continue to expand service offerings at the main Puxi campus, open an affiliated satellite clinic close to that campus and expand operations in the Pudong managed clinic joint venture facility.
     The UFH hospital in Shanghai received its first JCI accreditation in mid-2008. It is one of only two JCI accredited facilities in the Shanghai metropolitan area. As a cornerstone component of the quality standard that is the hallmark of UFH, it is the goal of the organization that all its facilities be JCI accredited or eligible for such accreditation.
     UFH — Guangzhou Market — Guangzhou United Family Clinic (GZC)
     In 2008, we opened our market entry facility in the southern city of Guangzhou. The Guangzhou United Family Clinic is located in the Yuexiu District of Guangzhou, a centrally located district in the affluent Chinese and international business and diplomatic community. In contrast to our other affiliated clinics in Beijing and Shanghai, which were opened in support of a main hospital facility, the Guangzhou clinic is a stand-alone facility offering a broad scope of clinical services. This allows for UFH brand development and market penetration in Guangzhou in advance of the planned main hospital currently scheduled to open in 2013. The demand for UFH services in Guangzhou is growing rapidly.
     UFH — Tianjin Market — Tianjin United Family Hospital (TJU)
     In 2011, we expect to open our market entry facility in the northern city of Tianjin. Tianjin is located 150 kilometers southeast of Beijing and is China’s fifth largest city with a population of over 10 million. It is a Special Municipality administered directly by the Chinese Central Government. Tianjin is one of the fastest growing cities in China. GDP growth rates have been in the double digits in recent years. Tianjin United Family Hospital will be located in the Hexi district of the city, one of the most affluent areas. Through close proximity to Beijing, the UFH brand and quality standard is already well known in Tianjin. Our facility is expected to be approximately 25 beds and will focus on women’s and children’s clinical services.
     UFH — The Investment Environment and New Market Development
     The opportunity for growth in premium service healthcare markets in China has been significantly enhanced since the Chinese government initiated the current reform and investment program of the Chinese healthcare system in April of 2008. Most recently in December of 2010 the Chinese government’s National Development and Reform Commission and Ministry of Health issued an opinion which delineated a series of highly advantageous policies which we believe will benefit Chindex and the development of new markets for United Family Healthcare. This opinion included the following points:
•	The Chinese government encourages private capital investment in hospitals.

•	Healthcare projects will be moved from “restricted” to “permitted” in the Investment Catalog which may decrease the time it take to get projects approved.

•	The government hopes to gradually eliminate the 30% domestic ownership requirement and allow wholly-foreign owned (WOFE) hospitals on a pilot basis.

•	For-profit hospitals will be exempt from business tax and allowed to set pricing independently.

     These opinions come from the highest levels of the Chinese government and can be seen as likely indicators of the continuing favorable environment for Chindex’s investment in premium healthcare services through our United Family Healthcare network, although many of the specific changes cannot be implemented until attendant laws and regulations are issued pursuant to this opinion.
     These specific opinions exist in the context of an economic environment which is markedly more robust and positive than most markets in the world at this point in time. The following points define the major characteristics of the investment environment for healthcare services in China and support the strategic growth plan for future development of United Family Healthcare which targets expansion into largely Chinese populated markets through the development of additional healthcare facilities in Chinese cities such as Chengdu, Qingdao and others as well as additional facilities in our existing markets of Beijing, Shanghai, Guangzhou and Tianjin.
•	China’s macro environment remained strong in 2010, poised for strength in 2011 (GDP up 10.6%)

•	Affluent sectors of Chinese society are extremely under-served by the Chinese domestic healthcare system

•	UFH’s strategic growth plans now target top 3% — 5% in the 10 most affluent cities — over 2.5 million people

•	875,000 known individuals with assets over 10 million RMB up 6.7% year on year

•	Healthcare is second only to education in surveys of this demographic relative to disposable income

•	Future health insurance products in China will facilitate broad based access to premium care
Our Joint Venture’s Medical Products Business
     Our former Medical Products division sold medical capital equipment, instrumentation and other medical products for use in hospitals in China and Hong Kong on the basis of both exclusive and non-exclusive agreements with the manufacturers of these products. The joint venture, CML, combines our former Medical Products division and selected medical device companies of FosunPharma. The Chindex contributed businesses include distribution rights in China and Hong Kong for major imported brands in the areas of diagnostic ultrasound systems, robotic surgical systems, women’s health imaging systems and aesthetic laser systems. The FosunPharma contributed businesses include research and development and manufacturing in the areas of blood transfusion consumables and viral inactivation systems, surgical consumables and dental products and materials. CML’s growth strategy includes expansion of sales of existing products in the China market, new product introductions focusing on surgery, cardiology, dermatology, orthopedics, neurology/neurosurgery, women’s health and expansion of its current manufacturing base. CML also sells products in a variety of international markets and will seek to expand export sales in overseas markets. The joint venture also will seek to grow through mergers and acquisition strategies targeting both Chinese domestic and Western technologies.
Competition
     There are no foreign investor-owned and operated hospital networks in China that compete with the United Family Healthcare network in serving the expatriate, diplomatic and affluent local Chinese markets. Although plans for several foreign-invested hospitals had been previously announced, we do not know of any that have successfully opened. Although several local owners have opened specialty private hospitals, we understand that none are as comprehensive or would offer the same full scope and quality of services to the same patient base as United Family Healthcare. There are also, several Western-style outpatient clinics funded and controlled by foreign and/or domestic investors.
     The Medical Products Business of the CML joint venture with FosunPharma competes with other independent distributors and manufacturers in China that market similar products. In markets for high value imported technologies, it faces significant competition from established manufacturers of medical equipment such as General Electric, Philips and Toshiba, as well as other Chinese, joint ventures and other foreign manufacturers. These manufacturers and distributors may maintain their own direct sales force in China and also sell through other distributors and may have greater resources, financial or otherwise, than does the joint venture.
Employees
     At December 31, 2010, the Company had 1,090 full-time salaried employees. This excludes employees transferred to CML. Of the full time salaried employees, 1,072 are located in China, of which 117 are expatriates and 955 are Chinese or third country nationals. Neither the Company nor its subsidiaries is subject to any labor union contracts. Employees’ compensation is usually indexed to local inflation statistics. The Company’s relations with its employees are good.
Internet Information and SEC Documents
     Our internet site is located at www.chindex.com. Copies of our reports and amendments thereto filed pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, including Annual Reports filed on Form 10-K, Quarterly Reports filed on Form 10-Q and Current Reports filed on Form 8-K, may be accessed from the Company’s website, free of charge, as soon as reasonably practicable after we electronically file such reports with, or furnish such reports to, the Securities and Exchange Commission (SEC). The information found on our internet site is not part of this or any other report or statement Chindex files with or furnishes to the SEC.
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

ITEM 1A. RISK FACTORS
     You should carefully consider the risks described below, together with all of the other information included in this Transition Report on Form 10-K. The following risks and uncertainties are not the only ones we face. However, these are the risks our management believes are material. If any of the following risks actually materialize, our business, financial condition or results of operations could be harmed. This report contains statements that are forward-looking. These statements are based on current expectations and assumptions that are subject to risks and uncertainties such as those listed below and elsewhere in this report, which, among others, should be considered in evaluating our future performance.
Risks Related to Our Business and Financial Condition
Global financial upheaval and credit restrictions may have a negative impact on operations.
     In the nine-month period ended December 31, 2010, significant disruptions in the world financial and credit markets continued, including those in China, which have continued through the filing of this report. These events have been prolifically reported in the media. Should there be a catastrophic collapse of the global financial structure or continued downturns in China, we could lose our asset base and daily business operations, which could result in us being unable to operate the Company.
     Our Healthcare Services business is dependent on foreign residents in Beijing, Shanghai and Guangzhou for the majority of its patients. Should foreign businesses significantly reduce their China operations, our hospitals could sustain a reduction in business, which may result in losses. To a lesser extent, our hospitals are dependent on affluent Chinese citizens for a portion of their patients. Should the slowdown in the Chinese economy continue or worsen, our hospitals could sustain a reduction in business which may result in losses.
     The Medical Products Business of our joint venture, CML, with FosunPharma is somewhat dependent upon credit availability for the opening of bid and performance bonds and the extension of credit terms to Chinese customers through government-backed financing packages. The Medical Products Business has experienced and expects to continue to experience delays in renewal of credit facilities as they expire and/or delays or denials in approvals of new credit facilities similar in nature to existing facilities Should there be a lack of sufficient credit availability, it may result in loss of bidding opportunities, delays in contract execution or cancellation of contracts.
Our business is capital intensive and we may not be able to access the capital markets when we would like to raise capital.
     We may not be able to raise adequate capital to complete some or all of our business strategies or to react rapidly to changes in technology, products, services or the competitive landscape. Healthcare service and medical product providers in China often face high capital requirements in order to take advantage of new market opportunities, respond to rigorous competitive pressures and react quickly to changes in technology. Many of our competitors are committing substantial capital and, in many instances, are forming alliances to acquire or maintain market leadership. There can be no assurance that we will be able to satisfy our capital requirements in the future. In particular, our strategy in the business of providing healthcare services includes the establishment and maintenance of healthcare facilities, which require significant capital. In addition, the joint venture plans to expand its distribution capabilities for medical products. In the absence of sufficient available capital, we would be unable to establish or maintain healthcare facilities as planned, and the joint venture would be unable to expand its distribution business as planned.
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
     We have expanded our operations rapidly in recent years and continue to explore ways to extend our service and product offerings. Our growth may place a strain on our management systems, information systems, resources and internal controls. Our ability to successfully offer services and provide products requires adequate information systems and resources and oversight from senior management. We will need to modify and improve our financial and managerial controls, reporting systems and procedures and other internal control and compliance procedures as we continue to grow and expand our business. If we are unable to manage our growth and improve our controls, systems and procedures, they may become ineffective, we may be unable to operate efficiently and we may lose the ability to manage many other aspects of our business effectively and/or experience errors or information lapses affecting public reporting.
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
     Our success to a large extent depends upon the continued services of certain executive officers, particularly Roberta Lipson, the Chief Executive Officer, Lawrence Pemble, the Chief Financial Officer and Treasurer, and Elyse Beth Silverberg, the Executive Vice President and Secretary. We have entered into an employment agreement with each of Ms. Lipson, Ms. Silverberg and Mr. Pemble containing non-competition, non-solicitation and confidentiality provisions. The loss of service of any of our key employees could diminish our leadership, expertise, experience, business relationships, strategic and operating planning and other important business attributes, thus materially harming our business. In addition, the devotion of certain executives of time and effort to our joint venture may reduce the services they are able to devote to the business of the Company. (See “If requisite pending governmental approvals and other conditions precedent are not achieved, the Chindex Medical Limited joint venture will not be vested with all intended businesses, which would adversely affect the joint venture and us; certain of our executives will devote a portion of their time to the management of the joint venture.” below).
Our business could be adversely affected by inflation or foreign currency fluctuation.
     Because we received over 65% of our revenue and generated 64% of our expenses within China during the nine-month period ended December 31, 2010, we have had foreign currency exchange risk. The Chinese currency (RMB) is not freely traded and is closely controlled by the Chinese Government. The U.S. dollar (USD) has experienced volatility in world markets recently. During the nine-month period ended December 31, 2010, the RMB appreciated approximately 3% against the USD. During the nine-month period ended December 31, 2010, fluctuation in the Euro-USD and RMB-USD exchange rate resulted in exchange loss of $544,000, which are included in general and administrative expenses on our consolidated statements of operations.
     As part of our risk management program, we also perform sensitivity analyses to assess potential changes in revenue, operating results, cash flows and financial position relating to hypothetical movements in currency exchange rates. Our sensitivity analysis of changes in the fair value of the RMB to the USD at December 31, 2010, indicated that if the USD uniformly increased in value by 10% relative to the RMB, we would have experienced a 12% decrease in net income. Conversely, a 10% increase in the value of the RMB relative to the USD at December 31, 2010, would have resulted in a 14% increase in net income.
     Based on the Consumer Price Index, in the calendar year ended December 31, 2010, inflation in China was 4.6% and inflation in the United States was 1.5%. The average annual rate of inflation over the three-year period from 2008 to 2010 was 2.8% in China and 1.7% in the United States.
We have entered into loan arrangements that could impair our financial condition and prevent us from fulfilling our business obligations.
     The Company has entered into financings with certain institutions pursuant to which we incurred indebtedness, which will require principal and interest payments. As of December 31, 2010, our total indebtedness was approximately $23 million, including $13 million of Tranche C Convertible Notes to a subsidiary of J. P. Morgan Chase & Co (JPM), with up to an additional $25 million and $20 million of potential indebtedness pursuant to loan arrangements with International Finance Corporation (IFC) and DEG-Deutsche Investitions und Entwicklungsgesellschaft (DEG), respectively. (See Note 8 to the consolidated financial statements appearing elsewhere in this Transition Report on Form 10-K.) Our indebtedness could affect our future operations, for example by:
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
We currently are unable and may not in the future be able to draw down under our pre-existing loan facilities with the IFC and DEG, which facilities will be required for many of our expansion plans.
     We had entered into loan arrangements relating to $25 million and $20 million with IFC and DEG, respectively. Draws under the arrangements currently are unavailable and would not be available unless and until agreement is reached with IFC and DEG to necessary amendments and waivers to the forms of such facilities, including as to project scope, the formation of contemplated joint venture entities (which have yet to be approved to construct, equip and operate their respective new Joint Venture Hospitals), collateral package and timing of disbursements (and extension of deadlines which have already passed) and related conditions, no loans will be made under any such facility (and the applicable lender has a right to terminate any commitment). We have experienced delays in the development timeline and certain changes in project scope for the proposed healthcare facilities due to the fluctuations and uncertainties in the real estate markets in China resulting from the global economic downturn and, as a result, the process to formally approve the two joint ventures has taken longer than originally anticipated. However, in July 2010, we did receive formal approval of the new joint venture for the Beijing expansion project from the Chinese authorities. Accordingly, we are currently in discussion with IFC and DEG regarding the remaining preconditions to the first disbursement under the IFC Facility and DEG Facility. As of the date of this report, the parties have not established as specific date by which time the first disbursement would be required to be made. In addition, prior to any draws under the facilities, we will have to reach agreement with the lenders on revisions to certain pre-conditions currently contained therein that have become outdated, including project scope and the applicable collateral. If we are not able to revise and then achieve these and any other pre-conditions by the deadline, we would not be able to use the facilities, which could have a material adverse effect on achieving our expansion plans.
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
     We entered into an investor rights agreement with JPM, pursuant to which JPM will be entitled to certain financial information on an ongoing basis, access to our books and records, assurances of our management continuity, limitations on the use of proceeds to the JV Hospitals and other prescribed purposes, maintenance of our insurance policies, assurances as to certain terms of any new joint ventures entered into by us in connection with the JV Hospitals, cross defaults with certain other debt, various limitations on future issuances of equity securities by us, a right of first refusal as to 20% of certain future equity securities issuances (which would apply as to the anticipated final closing under the Stock Purchase

Agreement discussed below), consolidated leverage ratio and consolidated interest coverage ratio financial covenants and other covenants and conditions. In the event that we fail to satisfy any of the covenants contained in the investor rights agreement, we may face claims for damages and the inability to automatically convert the Tranche C Notes to our common stock.
If requisite pending governmental approvals and other conditions precedent are not achieved, the Chindex Medical Limited joint venture will not be vested with all intended businesses, which would adversely affect the joint venture and us; certain of our executives will devote a portion of their time to the management of the joint venture.
     Effective on December 31, 2010, the Company and Shanghai Fosun Pharmaceutical (Group) Co., Ltd (“FosunPharma”) and its subsidiary Fosun Industrial Co., Limited (“Fosun Industrial” and, with Fosun Pharmaceutical, the “Fosun Entities”) and certain of their respective subsidiaries formed a joint venture created and consolidated under Chindex Medical Limited (“CML”), a Hong Kong company, for the purpose of engaging in (i) the marketing, distribution and servicing of medical equipment in China and Hong Kong (except that sales and distribution related activities in relation to sales and servicing in China and Hong Kong may take place in other jurisdictions) and (ii) the manufacturing, marketing, sales and distribution of medical devices and medical equipment and consumables (the “Medical Products Business”), including our former Medical Products division, which was transferred to the joint venture effective December 31, 2010.
     As previously disclosed, the Company, a subsidiary of the Company and CML previously entered into the Formation Agreement (the “Formation Agreement”) dated December 28, 2010 with FosunPharma and certain of its subsidiaries. The Formation Agreement provides for the formation and investiture of CML by the Company and the Fosun Entities in two separate closings. On December 31, 2010, the initial closing (the “Initial Closing”) under the Formation Agreement took place pursuant to which CML is now 51%-owned by FosunPharma and 49%-owned by the Company. At the Initial Closing, FosunPharma purchased its 51% interest in CML for a secured promissory note in the amount of $20,000,000. The contribution and investiture to CML of the portion of the Business to be contributed by FosunPharma is subject to the receipt of requisite governmental approvals and other closing conditions. Upon satisfaction thereof, such contribution and investiture would be effected at a final closing (the “Final Closing”), currently expected to occur during the second quarter of 2011, under the Share Transfer Agreement previously entered into by FosunPharma and a subsidiary of CML, dated as of December 27, 2010, which provides for such contribution and final investiture at the Final Closing. There can be no assurances that all requisite governmental approvals and other conditions precedent to the Final Closing, or the Final Closing itself, will occur timely or at all. If such closing were not to occur, then the joint venture would fail to receive the portion of the Business to be contributed to the joint venture by FosunPharmal. This or a material partial failure would adversely affect the CML’s proposed business and operating plan and its results of operations, thereby also adversely affecting the Company.
     At the Initial Closing, the Company and a subsidiary of CML entered into a Services Agreement (the “Services Agreement”). In connection with the Services Agreement, the Company’s Chief Operating Officer, Elyse Beth Silverberg, and its Chief Financial Officer, Lawrence Pemble, serve in those capacities at, and would devote substantial time and effort to, CML. The Services Agreement also provides for the performance of such services by such executives as well as for the performance of other services to CML by other current Company employees. The Services Agreement further provides for payments to the Company for such services and related arrangements between the parties. In connection with the Services Agreement, the Company will continue to compensate such executives and certain such employees, which compensation is expected to be substantially offset by such payments from Chindex Medical. Although the Company believes that the services performed by such Company employees replicates such services they performed prior to the formation of the joint venture, there can be no assurances that the devotion of such time and effort will not adversely affect the Company.

Our Chindex Medical Limited joint venture with FosunPharma involves numerous risks.
     CML is focused on the pre-existing operations of our former Medical Products Division as well as the businesses contributed to the joint venture by FosunPharma. Those businesses contributed by FosunPharma include research and development and manufacturing in the areas of blood transfusion consumables and viral inactivation systems, surgical consumables and dental products and materials. The joint venture involves the integration of different businesses and business models from us and FosunPharma that previously operated independently and that may not produce the intended synergies. This has been and will continue to be a complex and time-consuming process.
     There can be no assurance that we will achieve the expected benefits of the joint venture. CML and future joint ventures or acquisitions that we complete may result in unexpected costs, expenses, and liabilities, which may have a material adverse effect on our business, financial condition or results of operations. We may encounter difficulties in developing and expanding the business of CML, funding any future capital contributions to the business and exercising influence over the management and activities of the joint venture, which is controlled by FosunPharma. In addition, we may encounter quality control concerns regarding CML products and services and potential conflicts of interest with the joint venture and FosunPharma, our joint venture partner. Also, we could be disadvantaged in the event of disputes and controversies with our joint venture partner, since they are a significant stockholder of the Company.
     CML is also subject to, and exposes us to, various additional risks that could adversely affect our results of operations. These risks include the following:
•	we currently own 49% of the total equity interests in CML, so there are certain decisions affecting the business of CML that we cannot control or influence;

•	difficulties associated with preserving relationships with our customers, partners and vendors;

•	difficulties in retaining and integrating key sales, marketing and other personnel, the possible loss of such employees and costs associated with their loss;

•	risks that any technology, business plan or business model developed by CML may not perform as well as we had anticipated;

•	the diversion of management’s attention and other resources from other business operations and related concerns;

•	potential impairments of goodwill and intangible assets;

•	the requirement to maintain uniform standards, controls and procedures, including as required under applicable U.S. securities laws and accounting requirements;

•	the divergence of our interests from FosunPharma’s interests in the future, disagreements with FosunPharma on ongoing operational activities, or the amount, timing or nature of further investments in CML;

•	the terms of our joint venture arrangements may turn out to be unfavorable to us;

•	we may not be able to realize the operating efficiencies, cost savings or other benefits that we expect from the joint venture; and

•	CML profits and cash flows may prove inadequate to fund cash dividends from CML to the joint venture partners.

     If CML is not successful, our business, results of operations and financial condition will likely be adversely affected.
We will be obligated to issue 1,057,425 shares of common stock at $15 per share in the event of the final asset vesting of the CML joint venture, which would be dilutive to existing stockholders to the extent that the current market price is above such price.
     One agreement entered into in connection with the joint venture was a stock purchase agreement (the “Stock Purchase Agreement”) dated June 14, 2010, among the Company and the Fosun Entities. The Stock Purchase Agreement was approved by the Company’s board of directors on June 16, 2010. Pursuant to the Stock Purchase Agreement, we will be obligated to issue 1,057,425 shares of common stock at $15 per share at the Final Closing, which shares would represent approximately five percent of the outstanding shares of the Company. In the event that the market price of the common stock at the time of such issuance is greater than $15 per share, then holders of outstanding shares would experience immediate dilution, notwithstanding that the market price of the common stock at the time the Company approved the Stock Purchase Agreement was approximately $11.80, making the price per share a significant premium to market at that time.
There can be no assurances that all of the terms of the CML joint venture formation documents will be enforceable.
     Another agreement entered into in connection with the CML joint venture was an entrustment agreement (the “Entrustment Agreement”) among the Company, a subsidiary of CML, FosunPharma and a subsidiary of FosunPharma, which would allow for the management and operation of the entire Business pending the final contribution and investiture by FosunPharma into CML at the Final Closing. The Entrustment Agreement would entrust such management and operation to a subsidiary of the Company from the date thereof until the Final Closing, giving such subsidiary full power and authority over the entire Business. For such services, such Chindex subsidiary would be reimbursable based on profitability. There can be no assurance that the specific terms of any agreement entered into in connection with the CML joint venture, including in particular the Entrustment Agreement, will be enforceable in whole or in part.
Risks Relating to our Healthcare Services Business
If we do not attract and retain qualified physicians, administrators or other hospital personnel, our hospital operations would be adversely affected.
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
     Medical insurance is not generally available to much of the Chinese population and reimbursement under Chinese government healthcare coverage is not allowed to our healthcare network. Consequently, visits to our hospital facilities by the local population normally must be paid for in cash. This limitation may impede the attractiveness of our services as compared to services for which government benefits are allowed, especially during challenging economic circumstances. Our expansion plans call for increasing the number of local Chinese who use our facilities. If we are not able to achieve this increase, our ability to continue to grow our business would be materially adversely affected.
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
     The JPM, IFC and DEG financings and future financings were designed to provide a portion of required funds for our proposed new and/or expanded healthcare facility projects. As presently budgeted, such projects will require more financing than we currently have obtained. In addition, we currently are unable and may not in the future be able to draw down under the IFC and DEG facilities. Such projects are in various early stages and will take significant time to complete, which completion cannot be assured. If we are unable to obtain sufficient financing, including draws under the designed IFC and DEG facilities (or alternative or replacement facilities), our budgeted costs are incorrect or other factors, such as Chinese government regulations or global economic circumstances for example, which interfere with our ability to complete such projects, we may not be able to complete the projects as planned or at all, which would result in the incurrence of debt and other costs that are not necessarily offset by the anticipated revenues from the projects. In addition, obtaining additional financing and completing the projects may be required to automatically convert the Tranche C Notes. If such financing cannot be obtained and the projects cannot be completed, the Tranche C Notes would remain outstanding, ultimately requiring repayment which may interfere with future borrowing.
Our proposed healthcare facilities expansion plans and related capital expenditures could adversely affect our financial condition and results of operations.
     Our long-term expansion plans include targeted expansion into largely Chinese populated markets through the development of additional United Family Healthcare facilities in the more affluent Chinese cities such as Chengdu, Qingdao, and others as well as additional facilities in our existing markets of Beijing, Shanghai, Guangzhou and Tianjin. Our plans also include the continued expansion of services in existing facilities and the opening of additional affiliated satellite clinics and hospitals. Market expansion projects are underway in each geographic market. Therefore, we expect to continue to make substantial capital expenditures over several years in amounts that have not yet been determined in connection with this expansion plan.
     The profitability or success of future healthcare facilities and similar capital projects and investments are subject to numerous factors, conditions and assumptions, many of which are beyond our control. Significant negative or unfavorable outcomes could reduce our available cash and cash investments resulting in lower investment interest or earnings, offset income to the extent resulting in net losses, reduce our ability to service current or future indebtedness, require additional borrowings resulting in higher debt service and interest costs, result in higher borrowing costs or increased difficulties in borrowing additional amounts, result in higher than anticipated depreciation expense, among other negative consequences, and could have a material adverse effect on our future financial condition or results of operations.
Commencement of facility construction is subject to governmental approval and permitting processes, which could materially affect the ultimate cost and timing of construction. Numerous factors, many of which are beyond our control, may influence the ultimate costs and timing of various projects or capital improvements at our facilities, including:
•	delays in mandatory governmental approvals

•	additional land or facilities acquisition costs

•	increases in the cost of construction materials and labor

•	unforeseen changes in design or delays in construction permits

•	litigation, accidents or natural disasters affecting the construction site

•	national or regional economic, regulatory or geopolitical changes
     In addition, actual costs could vary materially from our estimates if those factors or our assumptions about the quality of materials or workmanship required or the cost of financing such construction were to change. Should healthcare facility projects be abandoned or substantially decreased in scope due to the inability to obtain necessary permits or other governmental approvals or other unforeseen negative factors, we could be required to expense some or all previously capitalized costs, which could have a material adverse effect on our future financial condition or results of operations.
Risks Relating to CML’s Medical Products Business
Future Losses in the Medical Products Business.
     We experienced losses after corporate allocations in our Medical Products division over most of the past five fiscal years due to a variety of factors, including delays in product registration approvals from the Chinese government, delays in renegotiating the trade agreements between the United States and China allowing the use of U.S. Export-Import Bank backed financings and other factors. Although the results of operations of the business comprising that division (the “Medical Products Business”) were transferred to the CML joint venture effective December 31, 2010, are deconsolidated from our financial statements, are treated under the equity method of accounting, and are retained by us only on a 49% equity interest basis (to be supplemented with businesses from FosunPharma as proposed at the Final Closing relating to the joint venture), there can be no assurance that we will not experience losses in the future from the operation of that business, which would have a negative impact on our results of operations and us generally.
The Medical Products Business depends on relations with suppliers and would be adversely affected by the termination of arrangements with, or shortage or loss of any significant product line from them.
     The Medical Products Business relies on a limited number of suppliers that account for a significant portion of its revenues. During the nine-months ended December 31, 2010, and twelve months ended March 31, 2010 and 2009, Siemens Medical Solutions (Siemens) represented 64%, 42% and 39% of product revenue, respectively. Although a substantial number of relationships with that business’ capital equipment suppliers, including Siemens, have been pursuant to exclusive contracts, the relationships are based substantially on specific sales quotas and mutual satisfaction in addition to the other terms of the contractual arrangements. The agreement with Siemens was renewed by CML with secondary financial guarantees provided by FosunPharma (for 51% of CML liability) and the Company (for 49% of CML liability) on December 31, 2010 for a 12-month term and is expected to be renewed in the future with sales quotas established annually. Agreements with other suppliers have been, or are expected to be, renewed by CML under similar terms requiring parent investor guarantees by FosunPharma and the Company to secure trade payment terms. The agreement with Siemens and contracts with other suppliers often contain short-term cancellation provisions permitting the contracts to be terminated, substantially amended on short notice (from 30 days to six months), minimum sales quantity requirements or targets and provisions triggering termination upon the occurrence of certain events. From time to time, suppliers terminate or revise these distribution arrangements. There can be no assurance that cancellations of, or other material adverse effects on, such agreements will not occur. There can be no assurance that suppliers will not elect to change their method of distribution into the Chinese marketplace to a form that does not use the services of CML.

The Medical Products Business depends to some extent on suppliers continuing to improve their products and introduce new models. If a supplier fails to upgrade its product line as quickly as competitive manufacturers have done, our revenues could be adversely impacted.
     The market for medical equipment in China is highly competitive and buyers are very interested in purchasing the latest technology. In operating under exclusive agreements with certain manufacturers, the Medical Products Business is tied to a single source in each product area and is dependent on the acceptance of the manufacturers’ products in the market place. If there is a delay in the introduction of new products or technology, this could influence buyers to choose competitive offerings from other sources. In addition, if the new product or technology fails to operate properly after product launch, results may suffer due to delays caused by the time required for the manufacturer to correct the initial product defects.
The sales of the Medical Products Business depend to some extent on suppliers maintaining the required product registrations required to sell their products in China. If a supplier fails to maintain or renew such product registrations in a timely manner, the joint venture would be unable to sell its products.
     The Chinese government requires all medical devices to be registered for sale by the Chinese State Food and Drug Administration (SFDA) and other Chinese government organizations. For the products of the Medical Products Business, some of these registrations are handled by such business and some of them are handled by the original equipment manufacturer. If the manufacturers are not timely with their registrations or let them expire prior to renewal, CML would be unable to sell its products.
Timing of revenues and fluctuations in financial performance vary significantly from quarter to quarter and are not necessarily indicative of our performance over longer periods.
     Sales of capital equipment often require protracted sales efforts, long lead times, financing arrangements and other time-consuming steps. For example, many end-users are required to purchase capital equipment through a formal public tendering process, which often entails an extended period of waiting time before the sale can be completed. Further, in light of the dependence by purchasers of capital equipment on the availability of credit, the timing of sales may depend upon the timing of CML’s or our purchasers’ abilities to arrange for credit sources, including loans from local Chinese banks or financing from international loan programs such as those offered by the U.S. Export-Import Bank and the German KfW Development Bank. In addition, a relatively limited number of orders and shipments may constitute a meaningful percentage of our revenue in any one period. As a result of these factors impacting the timing of revenues, our operating results have varied and are expected to continue to vary from period to period and year to year.
We have not been able to arrange financings, from third party banks or governments, for our customers in every year. Future periodic financings arranged on behalf of our customers cannot be assured. The absence of these financings could result in lower sales.
     During the nine months ended December 31, 2010, and the twelve months ended March 31, 2010 and 2009, we recognized $115,000, $11,902,000 and $19,862,000 in sales, respectively, related to third party financings pursuant to U.S. Export-Import Bank and German KfW Development Bank loan programs that constituted 0.2%, 14% and 22%, respectively, of product sales for those years. The U.S. Export-Import Bank loan guarantee program that we developed and utilized several times between 1995 and 2002 was halted between 2003 and 2006 due to government-to-government negotiations over a new framework agreement. Periodic financings obtained for customers had a positive impact on our results of operations during the periods in which they are consummated, including the last three fiscal years, but may not be indicative of future results. The arrangements for these financings and resultant sales are planned and implemented over a long period of time prior to the recognition of the revenue for them. As a result of the financings, we recognized relatively substantial sales during relatively short periods. Accordingly, the results of operations for the respective fiscal quarters during which the sales were reflected were significantly and positively impacted by the timing of the payments from the financings and were not necessarily indicative of the results of operations for any other quarter or fiscal year. There can be no assurance that the KfW Development Bank, the U.S. Export-Import Bank or any other financing commitments will be obtained by CML (as the successor to the Medical Products Business) or any related party in the future. The absence of these financings would materially and adversely affect the ability of customers to make product purchases.
We and the joint venture may be subject to product liability claims and product recalls, and in the future the joint venture may not be able to obtain insurance against these claims at a reasonable cost or at all.
     The nature of the Medical Products Business creates exposure to potential product liability risks, which are inherent in the distribution of medical equipment and healthcare products. This product liability exposure may not be avoidable, since third parties develop and manufacture the equipment and products sold in such business. If a product liability claim is successfully brought against us, CML or any of these third party manufacturers, or if a significant product recall occurs, there would be adverse reputational consequences, damages may be awarded, insurance, legal and other expenses would increase, customers and/or suppliers might be lost and there may be other adverse results.
     We did not and CML does not maintain product liability insurance, but in the past we had requested that we be named as an “additional insured” on policies held by our manufacturers. There can be no assurance that one or more liability claims will not exceed the coverage limits of any of such or future policies. The Medical Products Business currently represents seven manufacturers and CML and/or we are named as an additional insured on three of those manufacturers’ liability policies and are otherwise protected from substantial liability risk through language inserted in agency agreements with an additional two of those manufacturers. Since most products handled by such business do not involve invasive measures, they do not represent a significant risk from product liability.
     If we, CML or our manufacturers fail to comply with regulatory laws and regulations, we, the joint venture and/or such manufacturers may be subject to enforcement actions, which could affect the manufacturer’s ability to develop, market and sell products successfully. This could harm our and/or CML’s reputation and lead to less acceptance of such products by the market. These enforcement actions may include:
•	product seizures;

•	voluntary or mandatory recalls;

•	voluntary or mandatory patient or physician notification; and

•	restrictions on or prohibitions against marketing the products.
The Medical Products Business faces competition that may adversely impact that business, which impact may be increased as a result of China’s inclusion in the World Trade Organization.
     The Medical Products Business competes with other independent distributors of medical products in China. Given the rapid pace of technological advancement, particularly in the medical products field, other independent distributors may introduce products that compete directly with the products distributed by that business. In addition to other independent distributors, that business faces significant competition from direct distribution by established manufacturers. In the medical products field, for example, that business competes with certain major manufacturers that maintain their own direct sales forces in China. In addition, to the extent that certain manufacturers market a wide variety of products in China to different market sectors (including non-medical) under one brand name, those manufacturers may be better able than CML to establish brand name recognition across industry lines.

     As a result of China becoming a member of the World Trade Organization (WTO), tariffs on medical products have been lowered. In addition, the investment environment has improved for companies interested in establishing manufacturing operations in China. These developments may lead to increased imports of foreign medical products and increased domestic production of such products and therefore lead to increased competition in the domestic medical products markets. There can be no assurance that the Medical Products Business will be able to compete effectively with such manufacturers and distributors.
If the Chinese Government tightens controls or policies on purchases of medical equipment or implements reforms which disrupt the market for medical devices, including eliminating value added tax (VAT) and duty exemptions for procurement under KfW Development Bank or U.S. Export-Import Bank financings, sales of medical products could be adversely affected.
     The Chinese Government has adopted a number of policies relating to purchase of medical products that affect how such products can be marketed and sold. For example, for most high value products, the Chinese Government requires that a public tendering process be utilized instead of direct sale negotiations between suppliers and customers. To the extent that requirements such as the tendering regulations continue to be required, sales by the Medical Products Business could be adversely affected due to delays or changes in the implementation of those regulations. In addition, the Chinese Government’s attempt at instituting reform programs directed at the procurement processes for medical devices, including potentially eliminating VAT and import duty exemptions for procurement under government-backed financings, such as our KfW Development Bank or U.S. Export-Import Bank financings, have from time-to-time resulted in disruptions in the marketplace that have adversely affected sales in that business. Elimination of VAT and import duty exemptions related to procurement under government-backed financings could render such programs uncompetitive and such sales could be adversely affected. There can be no assurances as to when or if such reform programs will be initiated in the future or how long they will last.
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
A new SARS or similar outbreak, such as Avian flu or Swine Flu, could further adversely affect our operations.
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
     In May 2008, a major earthquake struck the southwestern Province of Sichuan. This event and the subsequent disaster relief efforts were widely reported by the international press. As a result of the catastrophe, many tens of thousands were killed and the lives of millions of Chinese citizens were impacted. This event significantly disrupted our ability to conduct the normal business operations of our former Medical Products division in the southwest region during disaster recovery operations during the prior year. Qinghai Province is in a remote area of China and the earthquake there had a lesser impact on our business operations. In both situations, our Healthcare Services business donated resources to assist the disaster recovery efforts. Similar natural disasters could have a similar adverse effect on our operations.
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
     Certain of our present management stockholders own 1,162,500 shares of our Class B common stock, which vote as a single class with the common stock on all matters except as otherwise required by law. The Class B common stock and the common stock are identical on a share-for-share basis, except that the holders of Class B common stock have six votes per share on each matter considered by our stockholders. As of December 31, 2010, the three management holders of our outstanding Class B common stock represented approximately 7% of our outstanding capital stock and were deemed to beneficially own capital stock representing approximately 31% of total voting power and may be able to cause the election of all of our directors. These management stockholders have sufficient voting power to determine, in general, the outcome of any corporate transaction or other matter submitted to our stockholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets. The disproportionate vote afforded the Class B common stock could serve to impede or prevent a change of control. As a result, potential acquirers will be discouraged from seeking to acquire control through the purchase of common stock, which could have a depressive effect on the price of our securities. In addition, the effective control by these management stockholders could have the effect of preventing or frustrating attempts to influence, replace or remove management.
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
     We have a Stockholder Rights Plan (the “Rights Plan”). The Rights Plan was designed to preserve long-term values and protect stockholders against inadequate offers and other unfair tactics to acquire control of the Company. Under the Rights Plan, each stockholder of record at the close of business on June 14, 2007 received a dividend distribution of one right to purchase from the Company one one-hundredth of a share of Series A junior participating preferred stock at a price of $38.67. The rights will become exercisable only if a person, other than certain current founders of the Company and their affiliates and certain existing investors pursuant to existing investment agreements, or group acquires 15% or more of the Company’s common stock or commences a tender or exchange offer which, if consummated, would result in that person or group owning at least 15% of our common stock (the “acquiring person or group”). In such case, all stockholders other than the acquiring person or group will be entitled to purchase, by paying the $38.67 exercise price, common stock (or a common stock equivalent) with a value of twice the exercise price. In addition, at any time after such event, and prior to the acquisition by any person or group of 50% or more of our common stock, the Board of Directors may, at its option, require each outstanding right (other than rights held by the acquiring person or group) to be exchanged for one share of our common stock (or one common stock equivalent). If a person or group becomes an acquiring person and the Company is acquired in a merger or other business combination or sells more than 50% of its assets or earning power, each right will entitle all other holders to purchase, by payment of $38.67 exercise price, common stock of the acquiring company with a value of twice the exercise price. The Rights Plan expires on June 14, 2017.
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
None.

ITEM 2. PROPERTIES
     Our executive and administrative offices of approximately 4,000 square feet are located in Bethesda, Maryland, which provides access to nearby Washington, D.C. The lease on this space expires in 2012. This facility is used primarily by corporate administration.
     Our primary offices in China are located at a facility of approximately 18,000 square feet in Beijing. The lease on this space expires in 2012.
     We lease approximately 144,000 square feet in Beijing for hospital and clinic operations as well as for administrative departments. In addition, we also leased additional space of approximately 89,000 square feet as a part of our expansion plan in the Beijing market. These leases expire between 2012 and 2024 and include a right of first refusal for renewal. These facilities are used by the Healthcare Services division.
     We lease approximately 77,000 square feet in Shanghai for hospital and clinic operations as well as for administrative departments. The lease for our hospital facility in Shanghai expires in 2029. This facility is used by the Healthcare Services division.
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

	High	Low
Year Ended March 31, 2010:
First Quarter	$15.20	$4.93
Second Quarter	15.94	10.80
Third Quarter	16.21	11.48
Fourth Quarter	14.99	10.20
Nine Months Ended December 31, 2010:
First Quarter	$13.82	$10.32
Second Quarter	15.11	11.45
Third Quarter	18.36	12.56

     As of February 28, 2011, there were 26 record holders of our common stock and six record holders of our Class B common stock. We have never declared or paid cash dividends on our common stock. We currently intend to retain all available funds and future earnings, if any, for use in the operation and expansion of our business and do not anticipate paying dividends in the foreseeable future. We did not repurchase any shares of common stock in the third quarter of the nine month period ended December 31, 2010.
     Equity compensation plan information as of December 31, 2010 is as follows:

			(c)
			Number of
			Securities
			Remaining Available
	(a)		for Future Issuance
	Number of		Under Equity
	Securities to Be	(b)	Compensation Plans
	Issued Upon	Weighted Average	(excluding
	Exercise of	Exercise Price of	securities
	Outstanding	Outstanding	reflected in column
Plan Category	Options, and Rights	Options, and Rights	(a))
Equity Compensation Plans Approved By Security Holders
1994 Stock Option Plan	187,076	$5.20	—
2004 Stock Incentive Plan	273,499	$4.18	—
2007 Stock Incentive Plan	796,314	$13.17	461,985
Equity Compensation Plans Not Approved By Security Holders	None	None	None
Total	1,256,889		461,985
Other information required by this Item can be found in Note 9 to the consolidated financial statements appearing elsewhere in this Transition Report on Form 10-K.

CHINDEX INTERNATIONAL, INC.
COMPARISON OF 69 MONTH CUMULATIVE TOTAL RETURN*
     The following table compares the cumulative return to holders of the Company’s Common Stock for the sixty-nine months ended December 31, 2010 with the National Association of Securities Dealers Automated Quotation System Market Index and a randomly selected peer group of companies with a market capitalization similar to that of the Company’s for the same period. Due to its unique operations in China, the Company does not use a published industry or line-of-business basis for identifying a peer group, and does not believe it could reasonably identify a different peer group. The companies that comprise the selected peer group are set forth below the table. The comparison assumes $100 was invested at the close of business on March 31, 2005 in the Company’s Common Stock and in each of the comparison groups, and assumes reinvestment of dividends. The Company paid no cash dividends during the foregoing period.

*	$100 invested on 3/31/05 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.
Total Return To Shareholders
(Includes reinvestment dividends)

	Base Period	INDEXED RETURNS Years and Nine Months Ended
	3/05	3/06	3/07	3/08	3/09	3/10	12/10

Chindex International Inc	100.00	146.60	281.88	611.00	120.63	286.65	400.24
NASDAQ Composite	100.00	116.51	122.84	116.73	78.42	123.86	137.74
Peer Group	100.00	97.14	99.17	80.48	36.39	55.89	58.62
PEER GROUP COMPANIES
Blueknight Energy Partners Limited
Partn
Blyth Inc
Cavco Industries Inc
Corcept Therapeutics Inc
Exar Corp.
Leapfrog Enterprises Inc
Medcath Corp.
Metalico Inc
Middlesex Water Company
Monmouth Real Estate Investment Corp.
Neenah Paper Inc
School Specialty Inc
Southwest Bancorp Inc
Tradestation Group Inc

ITEM 6. SELECTED FINANCIAL DATA
(in thousands, except for per share data)

	Nine months ended
	December 31,			Year ended March 31,
	2010	2009	2010	2009	2008	2007
Statement of Operations Data:
Revenue	$136,676	$129,934	$171,191	$171,442	$130,058	$105,921
Percent increase over prior period	5%	N/A	0%	32%	23%	17%
Net income	5,814	7,689	8,204	4,964	3,655	2,982

Net income per common share — basic	.38	.53	.56	.34	.32	.29
Net income per common share — diluted	.36	.48	.52	.31	.27	.26

Market closing price per share — end of period	16.49	14.13	11.81	4.97	25.17	11.61
Book value per share — end of period	8.02	7.18	7.30	6.60	6.14	2.62
Note: Per share information has been retroactively adjusted to give effect to the three-for-two stock split effective as of
April 1, 2008

Balance Sheet Data (at end of period):
Total assets	$174,173	$169,279	$170,843	$162,637	$135,979	$62,907
Long term debt and capitalized leases	23,070	21,578	22,593	23,709	22,578	8,737
Total stockholders’ equity	132,072	106,882	108,911	96,440	87,388	27,918

	Nine months ended
	December 31,			Year ended March 31,
	2010	2009	2010	2009	2008	2007
Segment information:

Healthcare Services division-revenue	$74,224	$64,610	$85,778	$79,357	$65,817	$47,944
Healthcare Services division -operating income	11,898	12,043	14,393	7,309	10,342	5,028

Medical Products division-revenue	62,452	65,324	85,413	92,085	64,241	57,977
Medical Products division -operating (loss) income	(1,806)	25	(366)	508	(2,607)	(1,154)

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
     Statements contained in this Transition Report on Form 10-K relating to plans, strategies, objectives, economic performance and trends and other statements that are not descriptions of historical facts may be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking information is inherently subject to risks and uncertainties, and actual results could differ materially from those currently anticipated due to a number of factors, which include, but are not limited to, the factors set forth under the heading “Risk Factors” and elsewhere in this Transition Report, and in other documents filed by the Company with the Securities and Exchange Commission from time to time. Forward-looking statements may be identified by terms such as “may,” “will,” “should,” “could,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “forecasts,” “potential,” or “continue” or similar terms or the negative of these terms. Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, levels of activity, performance or achievements. The Company has no obligation to update these forward-looking statements.
     The following discussion and analysis should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto.
     Chindex International, Inc. (which we refer to as “Chindex” or “the Company,” “we” or “us”), founded in 1981, is an American health care company providing health care services in China through the operations of United Family Healthcare, a network of private primary care hospitals and affiliated ambulatory clinics. United Family Healthcare currently operates in Beijing, Shanghai and Guangzhou.
     We also operate managed clinics in the Shanghai Pudong market and the city of Wuxi, south of Shanghai. We have undertaken a number of market expansion projects in our current markets. In Beijing, we expect to significantly increase service offerings and more than double our available beds in 2011 through expansion currently nearing completion at our existing hospital campus as well as from the opening of two additional affiliated clinics. In Tianjin, a city just to the southeast of Beijing, United Family Healthcare has begun the development of a hospital and clinic of approximately 25 beds, which is also expected to open in 2011. In Shanghai, expansion projects are expected to include increased services at the current hospital campus in Puxi including the opening of a new affiliated dental clinic and continued expansion of the managed facility operations in the Pudong district. We are developing a UFH facility in Guangzhou expected to open in 2013. The Chinese Government’s healthcare reform program encourages private investment, such as United Family Healthcare, as the primary source for development of specialty and premium healthcare services within the Chinese healthcare system. For the nine month period ended December 31, 2010, our Healthcare Services business accounted for 54.3% of the Company’s revenue and the Medical Products business, which has been restructured as described below, accounted for 45.7% of our revenue. (See Note 18 to the consolidated financial statements appearing elsewhere in this Transition Report on Form 10-K.) With thirty years of experience, the Company’s strategy is to continue its growth as a leading integrated health care provider in the Greater China region.
     Effective at the end of fiscal 2010, the Company and Shanghai Fosun Pharmaceutical (Group) Co., Ltd (“FosunPharma”) and certain of their respective subsidiaries formed Chindex Medical Limited, a Hong Kong company (“CML”), a joint venture, for the purpose of engaging in (i) the marketing, distribution and servicing of medical equipment in China and Hong Kong (except that sales and distribution related activities in relation to sales and servicing in China and Hong Kong may take place in other jurisdictions) and (ii) the manufacturing, marketing, sales and distribution of medical devices and medical equipment and consumables (the “Medical Products Business”), including our former Medical Products division, which was transferred to CML effective December 31, 2010. Consequently, going forward, the business and results of operations of our former division are deconsolidated from our financial statements, treated under the equity method of accounting, and retained by us only on a 49% equity interest basis
     Substantially all of our non-cash assets are located in China and substantially all our revenues are derived from our operations in China. Accordingly, our business, financial condition and results of operations are subject, to a significant degree, to economic, political and legal developments in China. The economic system in China differs from the economies of most developed countries in many respects, including government investment, level of development, control of capital investment, control of foreign exchange and allocation of resources.
     Our Healthcare Services division which commencing at the end of December 31, 2010 comprises substantially all of our operations as a result of the joint venture transaction involving our former Medical Products division (for historically accuracy we refer herein to both divisions as such) is subject to challenges and risks associated with operating in China, including the laws, policies and regulations of the Chinese Government concerning healthcare facilities and dependence upon the healthcare professionals staffing our hospital and clinic facilities. Our operating results vary from period to period as a result of a variety of social and epidemiological factors in the patient base served by our hospital network and the investment and development cycle related to the opening of new facilities.
     Our Medical Products division was subject to challenges and risks as a result of our dependence on our relations with suppliers of equipment and products. In addition, the timing of our revenue from the sale of medical capital equipment was affected by the availability of funds to customers in the budgeting processes of those customers, the availability of credit from the Chinese banking system and otherwise. Finally, our ability to launch, market and sell products was impacted by regulatory delays which were beyond our control and which were experienced by all sellers of medical equipment in China due to the abundance of new regulations and the inability of the Chinese regulatory agencies to efficiently process the backlog of applications.
Critical Accounting Policies
     The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Because of the use of estimates inherent in the financial reporting process, actual results could differ from those estimates. Areas in which significant judgments and estimates are used include revenue recognition, receivable collectibility, inventory obsolescence and deferred tax valuation allowances.
Revenue recognition
     The Company earns revenue from providing healthcare services and sales of products. Substantially all revenue in the Healthcare Services division is from providing services and substantially all revenue in the Medical Products division was from the sale of products.
     Revenue related to services provided by the Healthcare Services division is net of contractual adjustments or discounts and is recognized in the period services are provided. The Healthcare Services division makes an estimate at the end of the month for certain inpatients who have not completed service. This estimate reflects only the cost of care up to the end of the month.
     Revenue related to the sale of medical equipment, instrumentation and products to customers in China by our former Medical Products division was recognized upon product shipment. Revenue from sales to customers in Hong Kong was recognized upon delivery. We provided installation, standard warranty, and training services for certain of our capital equipment and instrumentation sales. These services were viewed as perfunctory to the overall arrangement and were not accounted for separately from the equipment sale. Costs associated with installation, training and standard warranty were generally not significant and were recognized in cost of sales as they were incurred, while costs associated with non-standard warranties were accrued. Revenue from the separate sale of extended warranties was deferred and recognized over the warranty period. Sales involving multiple elements were analyzed and recognized under the guidelines of Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition” and ASC 605-25. From time to time, the Company supplied products and services to its customers which were delivered over time. In some cases, this resulted in deferral of revenue to future periods. Deferred revenue was $0 as of December 31, 2010, due to the deconsolidation of the Medical Products division, and $3,517,000 as of March 31, 2010.
     Additionally, the Company evaluated revenue from the sale of equipment in accordance with the provisions of ASC 605-45, to determine whether such revenue should be recognized on a gross or a net basis. All of the factors in ASC 605-45 were considered with the primary factor being that the Company assumed credit and inventory risk and therefore records the gross amount of all sales as revenue.
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
     We recognized bad debt expense in the Healthcare Services division of $1,364,000, $1,150,000 and $1,649,000 for the nine months ended December 31, 2010 and the years ended March 31, 2010 and 2009, respectively, and $125,000, $317,000 and $(6,000) in the Medical Products division for the nine months ended December 31, 2010 and the years ended March 31, 2010 and 2009, respectively.
     We increased the consolidated reserve for doubtful accounts from $6,158,000 at March 31, 2010 to $6,748,000 at December 31, 2010, primarily due to an increased reserve for doubtful accounts for the Healthcare Services division, which increased more than the $621,000 reserve for the Medical Products division that was deconsolidated.
Inventory Obsolescence
     Inventory items held by the Healthcare Services division are purchased to fill hospital operating requirements and are stated at the lower of cost or net realizable value using the average cost method.
     Inventory held by the Medical Products division consisted of items that were purchased to fill executed sales contracts, items that were stocked for future sales, including sales demonstration units and service parts. These items were valued on the specific identification method or average cost basis.
     Inventory valuation is reviewed on a quarterly basis and adjustments are charged to the provision for inventory, which is a component of our product sales costs. Valuation adjustments to inventory were $137,000, $342,000 and $295,000 during the nine months ended December 31, 2010 and the years ended March 31, 2010 and 2009, respectively.

Deferred tax valuation allowances
     Our operations are taxed in various jurisdictions including the United States and China. In certain jurisdictions, individual subsidiaries are taxed separately. We have identified deferred tax assets resulting from cumulative temporary differences at each balance sheet date. A valuation allowance is provided for those deferred tax assets for which we are unable to conclude that it is more likely than not that the tax benefit will be realized.
     We have provided substantial deferred tax valuation allowances for certain deferred tax assets related to various subsidiaries in China and the U.S. as of December 31, 2010 because we are not able to conclude that it is more likely than not that those assets will be realized. The U.S. net operating loss carryforwards expire at varying dates through 2028 and the China net operating loss carryforwards expire at varying dates through 2015.
Nine months ended December 31, 2010 compared to nine months ended December 31, 2009
Overview of Consolidated Results
     Our consolidated revenue for the nine months ended December 31, 2010 was $136,676,000, up 5% from the nine months ended December 31, 2009 revenue of $129,934,000. We recorded income from operations of $9,548,000 for the nine-month period ended December 31, 2010, as compared to income from operations of $13,278,000 for the same period last year. We recorded net income of $5,814,000 for the recent period, as compared to net income of $7,689,000 for the same period last year.
     The variance in the income from operations between two periods of $3,730,000 was primarily due to two items. First, during the nine months ended December 31, 2010, we completed the formation of the Chindex Medical Limited joint venture with FosunPharma. Related to this transaction, we incurred $1,438,000 in legal and professional fees which was recorded in general and administrative expenses. Second, in the prior year period, we recorded a benefit of $1,015,000 to healthcare services costs to reflect the effect of business tax refunds, and we had no similar benefit in the current period. For the nine months ended December 31, 2010, we incurred an unrealized foreign exchange loss of $544,000 compared to an unrealized foreign exchange gain of $1,210,000 in the same period of the prior year. As further described below, the unrealized exchange loss for the nine months ended December 31, 2010 was incurred in our Medical Products division and was primarily caused by the strengthening of the RMB against the U.S. dollar during the period. This increased the translated cost basis of U.S. dollar-denominated intercompany debt owed from our Chinese subsidiary to the Chindex U.S. parent. The loss recorded by the Chinese subsidiary on the increased intercompany debt was included in general and administrative expense. In the same period of the prior year, the Euro strengthened substantially against the U.S. dollar and our German subsidiary recorded a gain on U.S. dollar intercompany debt. The Company does not hedge intercompany debt which is expected to be settled in the course of ordinary business (see “Foreign Currency Exchange and Impact of Inflation”).
Healthcare Services Division
     This division operates the Company’s United Family Healthcare network of private hospitals and clinics. United Family Healthcare currently owns and operates hospitals and affiliated clinic facilities in the Beijing, Shanghai and Guangzhou markets. The division also operates a managed clinic in the city of Wuxi, south of Shanghai. We have undertaken a number of market expansion projects in our current markets. In

Beijing, we expect to significantly increase service offerings and more than double our available beds through expansion currently underway at our existing hospital campus as well as from the opening of two additional affiliated clinics during 2010. In Tianjin, a city just to the southeast of Beijing, United Family Healthcare has begun the development of a maternity hospital facility of approximately 25 beds which is also expected to open in 2011. In Shanghai, expansion projects are expected to include increased services at the current hospital campus and the geographic expansion into the Pudong district with an affiliated clinic established through a strategic joint venture management initiative during 2010. In Guangzhou, the Company intends to build a main hospital facility expected to open in 2013. The Chinese Government’s healthcare reform program encourages private investment, such as Chindex’s United Family Healthcare, as the primary source for development of specialty and premium healthcare services within the Chinese healthcare system.
     The division has begun expansion of United Family Healthcare in China. We have raised additional capital and established credit facilities in the aggregate amount of up to approximately $105 million, subject to availability, to be used principally in connection with this expansion. Over the next twelve months, we have planned capital expenditures of approximately $64 million for construction, equipment and information systems related to projects in our operating markets of Beijing, Shanghai and Guangzhou (see “Liquidity and Capital Resources”). In Beijing we are currently executing a major expansion of our existing hospital campus which will double our size and available beds and add a major new clinic facility which we believe will open within the next year. In Guangzhou we opened a new clinic in 2008 and are currently executing the development plan to open a hospital facility serving the Guangzhou market. In Shanghai, we are evaluating expansion opportunities in the Pudong district. In addition, in Tianjin, a city located near Beijing, we have recently initiated a development project for a future hospital facility. During the period ended December 31, 2010, the development and start up expenses, including post-opening expenses, for these projects were $1,716,000, reflecting primarily results in Guangzhou clinic operations, Tianjin and Beijing expansion expenses.
     For the nine months ended December 31, 2010, revenue from the division was $74,224,000, an increase of 15% over the nine months ended December 31, 2009 revenue of $64,610,000.(For information on how the timing of our revenues may be affected by seasonality and other fluctuations, see “Timing of Revenues”). The increased revenue is attributable to growth in patient services in the Beijing, Shanghai and Guangzhou markets. In Beijing, growth during the period was less than anticipated due to greater than expected disruptions to the growth rate of existing services due to on-site construction related to the expansion of the facilities. We expect the negative impact of the expansion work to continue through the opening of the new facilities, currently planned for 2011.
     Expenses for the Healthcare Services division, including costs allocated from the parent company, increased 19%, to $62,326,000 from $52,567,000 over the periods. Expenses for the division, excluding costs allocated from the parent company, increased by $8,490,000 primarily including increases in the cost of patient services ($842,000), salary expense ($3,748,000), office rent ($1,232,000), bad debt ($554,000), auditing fee ($284,000), and business tax ($1,015,000). Salary expense represented 46% of division revenue in the recent period and 48% of revenue in the prior period. Cost allocated from the parent company to the division increased $1,269,000, primarily due to higher compensation expense of $767,000 for salaries, bonuses, and stock-based compensation expense, and $502,000 for all other allocated expenses, primarily increased audit and legal fess.
     The Healthcare Services division had income from operations before foreign exchange losses of $11,898,000 for the nine months ended December 31, 2010, compared with income from operations before foreign exchange gains of $12,043,000 for the nine months ended December 31, 2009. Prior period income from operations reflects the one time benefit of $1,015,000 from a business tax rebate. The impact of exchange rate fluctuations between the periods had a positive impact on income from operations of approximately $166,000.

Medical Products Division
     The Medical Products division sold medical capital equipment, instrumentation and other medical products for use in hospitals in China and Hong Kong on the basis of both exclusive and non-exclusive agreements with the manufacturers of these products. Until December 31, 2010, the Company consolidated the Medical Products division. On December 31, 2010, the Company deconsolidated the Medical Products division upon the formation of Chindex Medical Limited (CML), a newly formed entity consisting of medical devices businesses contributed by Chindex and FosunPharma.
     In the nine months ended December 31, 2010, this division had revenue of $62,452,000, a 4% decrease from revenue of $65,324,000 for the nine months ended December 31, 2009. The revenue decrease during the period was attributable to the lack of sales of robotic surgical systems due to temporary government restrictions and lower revenue from contracts utilizing government-backed financing.
     Gross profit for the Medical Products division increased to $18,679,000 from $17,818,000 over the periods. As a percentage of revenue, gross profit from the Medical Products division was 30%, compared to 27% in the same period last year. The gross profit margins in both periods were in line with historical averages.
     Expenses for the Medical Products division, including costs allocated from the parent company, increased 15% to $20,486,000 from $17,793,000 over the periods. Expenses for the division, excluding costs allocated from the parent company, increased by $1,329,000 including increases in salary expense ($428,000) and selling expenses ($869,000). Cost allocated from the parent company to the division increased $1,364,000, primarily due to higher stock-based compensation expense of $1,222,000.
     The division had a loss from operations before foreign exchange losses of $1,806,000 in the recent period, compared with income from operations before foreign exchange gains of $25,000 in the prior period. In the current period, the impact of exchange rate fluctuations between the periods had a negative impact on loss from operations of approximately $145,000.
Other Income and Expenses
     Interest expense during the recent period was $560,000 as compared to interest expense of $784,000 in the same period of the prior year due to decreases of short-term debt and increases of capitalized interest due to higher construction activities.
     Interest income during the recent period and prior period was $496,000 and $1,350,000, respectively. The decrease was primarily due to maturity of a 3.34% fixed rate Certificate of Deposit and re-investment of the proceeds at a lower rate.
     Miscellaneous expense during the recent period was $56,000. Miscellaneous expense during the prior period was $851,000. The expense in the prior period was substantially due to the change in fair value of the warrants of $883,000.
Taxes
     We recorded a provision of $3,488,000 for taxes for the nine months ended December 31, 2010, as compared to a provision for taxes of $5,304,000 for the nine months ended December 31, 2009. The effective tax rate in the current period was 37.5%. The effective tax rate in the prior year was 40.8%. Compared to the prior year, the effective tax rate primarily decreased due to a reduction in the negative impact of losses in entities for which we cannot recognize benefit.

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
Liquidity and Capital Resources
     The following table sets forth our unrestricted cash, short-term investments, and accounts receivable for the nine months ended December 31, 2010 and for the year ended March 31, 2010 (in thousands):

	December 31, 2010	March 31, 2010

Cash and cash equivalents	$32,007	$50,654
Investments	37,631	37,207
Receivables from affiliates	9,330	—
Accounts receivable	11,601	33,117
     The following table sets forth a summary of our cash flows from operating activities for the nine months ended December 31, 2010 and 2009, and years ended March 31, 2010 and 2009 (in thousands):

	Nine months ended December 31,		Years ended March 31,
	2010	2009	2010	2009

OPERATING ACTIVITIES
Net income	$5,814	$7,689	$8,204	$4,964
Non cash items	7,634	7,193	10,975	7,969
Changes in operating assets and liabilities:
Restricted cash	42	689	349	(2,374)
Accounts receivable	(3,797)	6,412	12,888	(27,676)
Inventories	(2,735)	(2,730)	(3,918)	(319)
Accounts payable, accrued expenses, other current liabilities and deferred revenue	2,472	(3,795)	(3,926)	14,620
Other	(2,339)	507	217	750

Net cash provided by (used in) operating activities	$7,091	$15,965	$24,789	$(2,066)

     Operating cash flow for the nine months ended December 31, 2010 was lower than the nine months ended December 31, 2009, primarily due to the change in accounts receivable. For the nine months ended December 31, 2010, the cash flow activity above includes the Medical Products division for the entire period.
     The following table sets forth a summary of our cash flows from investing activities for the nine months ended December 31, 2010 and 2009, and years ended March 31, 2010 and 2009 (in thousands):

	Nine months ended December 31,		Years ended March 31,
	2010	2009	2010	2009

INVESTING ACTIVITIES
Purchases of short-term investments and CDs	$(7,446)	$(6,493)	$(4,024)	$(90,950)
Proceeds from redemption of CDs	2,843	—	18,331	38,920
Deconsolidation of cash held by subsidiaries contributed to joint venture	(22,917)	—	—	—
Purchases of property and equipment	(9,941)	(3,843)	(7,086)	(5,721)

Net cash provided by (used in) investing activities	$(37,461)	$(10,336)	$7,221	$(57,751)

     Investing activities for the nine months ended December 31, 2010 resulted in a decrease in cash of $37,461,000 primarily due to the deconsolidation of cash of $22,917,000 held by the Chindex MPD subsidiaries which were contributed to CML. In addition, $9,941,000 was used for construction activities in connection with the build-out of the United Family Healthcare network of hospitals and clinics in China.
     The following table sets forth a summary of our cash flows from financing activities for the nine months ended December 31, 2010 and 2009, and years ended March 31, 2010 and 2009 (in thousands):

	Nine months ended December 31,		Years ended March 31,
	2010	2009	2010	2009

FINANCING ACTIVITIES
Proceeds from debt, vendor financing and convertible debentures	$—	$83	$—	$—
Repayment of debt, sinking fund deposits and vendor financing	(2,425)	(1,481)	(1,693)	(120)
Repurchase of restricted stock for income tax withholding	(942)	(108)	(109)	—
Debt issurance cost	—	—	—	(278)
Proceeds from issuance of common stock	13,803	—	—	—
Proceeds from exercise of stock options and warrants	641	400	490	345

Net cash provided by (used in) financing activities	$11,077	$(1,106)	$(1,312)	$(53)

     Financing activities for the nine months ended December 31, 2010 mainly consisted of proceeds of $13,803,000, net of transaction costs, from the issuance of common stock to Fosun Industrial Co., Limited, under the first closing pursuant to the Stock Purchase Agreement dated June 14, 2010. This agreement provides for an additional issuance of common stock to Fosun Industrial in a second closing upon finalization of the Chindex Medical Limited joint venture transaction. This sale of common stock is expected to occur in the first half of 2011 and will result in net proceeds of approximately $15 million.
     In December 2007 and January 2008, we entered into loan agreements with IFC (the “IFC Facility”) and DEG-Deutsche Investitions und Entwicklungsgesellschaft (DEG) of Cologne, Germany (a member of the KfW banking group) (the “DEG Facility”), respectively, that provide for loans in the aggregate amounts of $25 million and $20 million, respectively, directly to our future healthcare joint ventures in Beijing and Guangzhou, China. As of the date of this filing, we are in the process of applying for the first draw down of approximately $20 million for the Beijing expansion project. (See Note 8)
     In October 2005, BJU and SHU obtained long-term debt financing under a program with the IFC. As of December 31, 2010, the outstanding balance of this debt was 64,880,000 Chinese Renminbi (current translated value of $9,797,000 and is classified as long-term). Beginning of October 2010, we began payments to the sinking fund pursuant to the loan agreement. As of December 31, 2010, the sinking fund assets were 6,488,000 Chinese Renminbi (current translated value of $980,000 recorded in long-term restricted cash). In the coming twelve months, we will make the second deposit to the sinking fund of 6,488,000 Chinese Renminbi.
     Over the past three years, there have been continuing and significant disruptions in the world financial markets including those in China. We have not experienced significant negative impacts to operating activities as a result of these events. We have taken steps to ensure the security of our cash and investment holdings through deposits with highly liquid, global banking institutions and government-backed insurance programs in the United States and elsewhere. Our daily operations in the Healthcare Services division generate significant operating cash flows and have not been dependent upon credit availability. Our patient base in our current facilities are by and large considered to be in the wealthiest segment of society, for whom healthcare spending represents a very small percentage of their income and therefore is expected to be less impacted by an economic slowdown and to the extent their assets are affected, this will likely not impact their decision making on healthcare purchases. The UFH development projects to establish and build hospitals in China are expected to be funded with existing cash and credit facilities as described above, provided that there can be no assurances that such facilities will be available or sufficient, that the preconditions to disbursements under the facilities will be satisfied or that, in any event, disbursements under the IFC/DEG Facilities will be achieved.
     Over the next twelve months we anticipate total capital expenditures of approximately $64 million related to the maintenance and expansion of our business operations.
     In our three operating markets of Beijing, Shanghai and Guangzhou, our Healthcare Services division plans capital expenditures of approximately $10 million for maintenance, development of existing facilities and implementation of a new healthcare information system platform. In addition, the expansion projects in the Beijing and Tianjin are planned for capital expenditures of approximately $54 million for construction and equipment. These expansions will be funded through corporate capital reserves, cash flow from operations and limited short-term vendor financing arrangements.
     In addition, as described above, we have entered into arrangements designed to provide future debt facilities, which are currently not available as described above, the principal purpose of which is to fund expansion of our United Family Healthcare network. The expansion projects in the Beijing and Guangzhou markets are underway. Due to the timing of the development process for the planned joint venture hospital in Guangzhou, significant expenditures for that project are not expected until fiscal 2013 and beyond. There can be no assurances that any of the foregoing projects will be completed, that the actual costs or timing of the projects will not exceed our expectations or that the foregoing expected sources of financing, including the IFC and DEG debt facilities, will be available or sufficient for any proposed capital expenditures.

Contractual Arrangements
     The following table sets forth our contractual obligations and sinking fund requirements as of December 31, 2010:

	(in thousands)
	Total	2011	2012	2013	2014	2015	Thereafter
Bank Loan (1)	$10,729	$1,573	$2,487	$2,355	$2,223	$2,091	$0
JPM financing	15,000	—	—	—	—	—	15,000
Operating leases	23,439	3,169	2,820	2,363	2,140	2,059	10,888
Other (2)	78	78	—	—	—	—	—

Total contractual obligations	$49,246	$4,820	$5,307	$4,718	$4,363	$4,150	$25,888

(1)	Represents sinking fund deposits and also includes interest of $1,912,000.

(2)	Contractual fees owed to our BJU joint venture partner.
     For information about these contractual obligations, see Notes 8 and 13 to the consolidated financial statements appearing elsewhere in this Transition Report on Form 10-K.
Timing of Revenue
     In the Healthcare Services division, our revenue is dependent on seasonal fluctuations related to epidemiology factors and the life styles of the expatriate community. For example, many expatriate families traditionally take annual home leave outside of China during the summer months.
Foreign Currency Exchange and Impact of Inflation
     For the nine months ended December 31, 2010, we received approximately 62% of our revenue and generated 65% of our expenses within China, and accordingly, we have foreign currency exchange risk. The Chinese currency (RMB) is not freely traded and is closely controlled by the Chinese Government. The U.S. dollar (USD) has experienced volatility in world markets recently. During nine months ended December 31, 2010 the RMB appreciated against the USD resulting in a cumulative rate change of 3% for the period. During the nine months ended December 31, 2010, fluctuation in the RMB-USD and Euro-USD exchange rates resulted in an exchange loss of $544,000 which is included in general and administrative expenses on our consolidated statements of operations.
     As part of our risk management program, we also perform sensitivity analyses to assess potential changes in revenue, operating results, cash flows and financial position relating to hypothetical movements in currency exchange rates. Our sensitivity analysis of changes in the fair value of the RMB to the USD at December 31, 2010, indicated that if the USD uniformly increased in value by 10% relative to the RMB, we would have experienced a 12% decrease in net income. Conversely, a 10% increase in the value of the RMB relative to the USD at December 31, 2010, would have resulted in a 14% increase in net income.
     Based on the Consumer Price Index, for the nine months ended December 31, 2010, inflation in China was 4.6% and inflation in the United States was 1.5%. The average annual rate of inflation over the three-year period from 2008 to 2010 was 2.8% in China and 1.7% in the United States.
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
Bethesda, Maryland
We have audited Chindex International, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Chindex International, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Controls and Procedures. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Chindex International, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Chindex International, Inc. as of December 31, 2010 and

March 31, 2010, and the related consolidated statements of operations, stockholders’ equity and cash flows for the nine months ended December 31, 2010, and for each of the two years in the period ended March 31, 2010, and our report dated March 16, 2011 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP
Bethesda, Maryland
March 16, 2011
Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
Chindex International, Inc.
Bethesda, Maryland
We have audited the accompanying consolidated balance sheets of Chindex International, Inc. (the Company) as of December 31, 2010 and March 31, 2010 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the nine months ended December 31, 2010, and for each of the two years in the period ended March 31, 2010. In connection with our audits of the financial statements, we have also audited the financial statement schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Chindex International, Inc at December 31, 2010 and March 31, 2010, and the results of its operations and its cash flows for the nine months ended December 31, 2010, and for each of the two years in the period ended March 31, 2010, in conformity with accounting principles generally accepted in the United States of America.
Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Chindex International, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 16, 2011 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP
Bethesda, Maryland
March 16, 2011

CHINDEX INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands except share data)

	December 31, 2010	March 31, 2010

ASSETS
Current assets:
Cash and cash equivalents	$32,007	$50,654
Restricted cash	300	468
Investments	37,631	37,207
Accounts receivable, less allowance for doubtful accounts of $ 6,748 and $6,158, respectively
Product sales receivables	—	22,760
Patient service receivables	11,601	10,357
Receivables from affiliates	9,330	—
Inventories, net	1,413	14,411
Deferred income taxes	3,242	2,843
Other current assets	3,856	3,032

Total current assets	99,380	141,732
Restricted cash and sinking funds	980	2,556
Investments	2,439	—
Investment in unconsolidated affiliate	31,756	—
Property and equipment, net	37,099	23,678
Noncurrent deferred income taxes	108	103
Other assets	2,411	2,774

Total assets	$174,173	$170,843

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt, current portion of long-term debt and vendor financing	$—	$1,453
Accounts payable	4,038	13,979
Accrued expenses	8,541	14,022
Other current liabilities	3,874	3,826
Deferred revenue	—	2,549
Income taxes payable	2,147	2,218

Total current liabilities	18,600	38,047
Long-term debt and convertible debentures	23,070	22,593
Long-term accrued liabilities	—	84
Long-term deferred revenue	—	968
Long-term deferred tax liability	431	240

Total liabilities	42,101	61,932

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value, 500,000 shares authorized, none issued	—	—
Common stock, $.01 par value, 28,200,000 shares authorized, including 3,200,000 designated Class B:
Common stock — 15,310,426 and 13,765,857 shares issued and outstanding at December 31, 2010 and March 31, 2010, respectively	153	138
Class B stock — 1,162,500 shares issued and outstanding at December 31, 2010 and March 31, 2010, respectively	12	12
Additional paid-in capital	115,815	100,269
Accumulated other comprehensive income	4,802	3,016
Retained earnings	11,290	5,476

Total stockholders’ equity	132,072	108,911

Total liabilities and stockholders’ equity	$174,173	$170,843

The accompanying notes are an integral part of these consolidated financial statements.

CHINDEX INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except share and per share data)

	Nine months ended December 31,		Years ended March 31,
	2010	2009	2010	2009
		(Unaudited)

Product sales	$62,452	$65,324	$85,413	$92,085
Healthcare services revenue	74,224	64,610	85,778	79,357

Total revenue	136,676	129,934	171,191	171,442

Costs and expenses
Product sales costs	43,773	47,506	62,059	69,027
Healthcare services costs	57,288	48,801	66,467	67,084
Selling and marketing expenses	11,938	10,609	14,361	13,284
General and administrative expenses	14,129	9,740	13,892	13,888

Income from operations	9,548	13,278	14,412	8,159

Other (expenses) and income
Interest expense	(560)	(784)	(983)	(1,004)
Interest income	496	1,350	1,487	1,738
Loss on deconsolidation of subsidiaries	(126)	—	—	—
Miscellaneous (expense) — net	(56)	(851)	(616)	(1,242)

Income before income taxes	9,302	12,993	14,300	7,651
Provision for income taxes	(3,488)	(5,304)	(6,096)	(2,687)

Net income	$5,814	$7,689	$8,204	$4,964

Net income per common share — basic	$.38	$.53	$.56	$.34

Weighted average shares outstanding — basic	15,347,173	14,533,601	14,579,759	14,410,033

Net income per common share — diluted	$.36	$.48	$.52	$.31

Weighted average shares outstanding — diluted	16,703,670	16,127,180	16,132,339	16,021,723

The accompanying notes are an integral part of these consolidated financial statements.

CHINDEX INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine months ended
	December 31,		Years ended March 31,
	2010	2009	2010	2009
		(Unaudited)

OPERATING ACTIVITIES
Net income	$5,814	$7,689	$8,204	$4,964
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	3,004	3,112	4,092	3,594
Provision for demonstration inventory	491	404	541	652
Inventory write down	137	259	342	295
Provision for doubtful accounts	1,489	972	1,467	1,643
Loss (gain) on disposal of property and equipment	139	(4)	16	297
Deferred income taxes	(547)	156	704	(1,835)
Stock based compensation	2,059	2,429	3,283	2,881
Foreign exchange loss (gain)	544	(1,210)	(385)	(342)
Amortization of debt issuance costs	7	7	9	9
Amortization of debt discount	185	185	247	247
Early redemption penalties for variable-return CDs	—	—	—	1,080
Loss on deconsolidation of subsidiaries	126	—	—	—
Non-cash interest income on variable-return CDs	—	—	—	(552)
Non-cash charge for change in fair value of warrants	—	883	659	—
Changes in operating assets and liabilities:
Restricted cash	42	689	349	(2,374)
Accounts receivable	(3,797)	6,412	12,888	(27,676)
Inventories	(2,735)	(2,730)	(3,918)	(319)
Other current assets and other assets	(2,576)	(863)	(432)	(467)
Accounts payable, accrued expenses, other current liabilities and deferred revenue	2,472	(3,795)	(3,926)	14,620
Income taxes payable	237	1,370	649	1,217

Net cash provided by (used in) operating activities	7,091	15,965	24,789	(2,066)
INVESTING ACTIVITIES
Purchases of short-term investments and CDs	(7,446)	(6,493)	(4,024)	(90,950)
Proceeds from redemption of CDs	2,843	—	18,331	38,920
Deconsolidation of cash held by subsidiaries contributed to joint venture	(22,917)	—	—	—
Purchases of property and equipment	(9,941)	(3,843)	(7,086)	(5,721)

Net cash (used in) provided by investing activities	(37,461)	(10,336)	7,221	(57,751)
FINANCING ACTIVITIES
Proceeds from debt, vendor financing and convertible debentures	—	83	—	—
Debt issuance costs	—	—	—	(278)
Repayment of debt, sinking fund deposits and vendor financing	(2,425)	(1,481)	(1,693)	(120)
Repurchase of restricted stock for income tax withholding	(942)	(108)	(109)	—
Proceeds from issuance of common stock	13,803	—	—	—
Proceeds from exercise of stock options and warrants	641	400	490	345

Net cash provided by (used in) financing activities	11,077	(1,106)	(1,312)	(53)
Effect of foreign exchange rate changes on cash and cash equivalents	646	(1,056)	(337)	905

Net (decrease) increase in cash and cash equivalents	(18,647)	3,467	30,361	(58,965)
Cash and cash equivalents at beginning of year	50,654	20,293	20,293	79,258

Cash and cash equivalents at end of year	$32,007	$23,760	$50,654	$20,293

Supplemental disclosures of cash flow information:
Cash paid for interest	$668	$—	$641	$648
Cash paid for taxes	$3,416	$—	$4,770	$3,303
Non-cash investing and financing activities consist of the following:
Property and equipment additions included in accounts payable	$6,482	$—	$532	$—
Investment in unconsolidated affiliates	$8,839	$—	$—	$—
Cashless exercise of warrants at fair value	$—	$—	$800	$—
Exercise of warrants at fair value	$—	$201	$—	$—
Acquisition of inventory through vendor financing agreement	$—	$—	$—	$2,294
The accompanying notes are an integral part of these consolidated financial statements.

CHINDEX INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the nine months ended December 31, 2010 and years ended March 31, 2010 and 2009
(in thousands except share data)

						Retained	Accumulated
					Additional	Earnings	Other
	Common Stock		Common Stock Class B		Paid In	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Total

Balance at March 31, 2008	13,074,593	$131	1,162,500	$12	$92,586	$(7,551)	$2,210	$87,388
Net income FY 2009	—	—	—	—	—	4,964	—	4,964
Foreign currency translation adjustment	—	—	—	—	—	—	862	862

Comprehensive income	—	—	—	—	—	—	—	5,826

Stock based compensation	—	—	—	—	2,881	—	—	2,881

Options and warrants exercised and issuance of restricted stock	377,414	4	—	—	341	—	—	345

Balance at March 31, 2009	13,452,007	135	1,162,500	12	95,808	(2,587)	3,072	96,440

Net income FY 2010	—	—	—	—	—	8,204	—	8,204
Foreign currency translation adjustment	—	—	—	—	—	—	(56)	(56)

Comprehensive income	—	—	—	—	—	—	—	8,148

Cumulative effect of change in accounting principle	—	—	—	—	—	(141)	—	(141)
Stock based compensation	—	—		—	3,283	—	—	3,283
Exercise of warrants	—	—	—	—	800	—	—	800

Options and warrants exercised and issuance of restricted stock	313,850	3	—	—	378	—	—	381

Balance at March 31, 2010	13,765,857	138	1,162,500	12	100,269	5,476	3,016	108,911

Net income CY 2010	—	—	—	—	—	5,814	—	5,814
Foreign currency translation adjustment	—	—	—	—	—	—	1,786	1,786

Comprehensive income	—	—	—	—	—	—	—	7,600

Stock based compensation	—	—		—	2,059	—	—	2,059
Proceeds from issuance of common stock	933,022	9	—	—	13,794	—	—	13,803
Options exercised and issuance of restricted stock	611,547	6	—	—	635	—	—	641
Purchase and retirement of restricted stock for tax witholding	—	—	—	—	(942)	—	—	(942)

Balance at December 31, 2010	15,310,426	$153	1,162,500	$12	$115,815	$11,290	$4,802	$132,072

The accompanying notes are an integral part of these consolidated financial statements.

CHINDEX INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     Chindex International, Inc. (“Chindex” or “the Company”), is a Delaware corporation, operating in several healthcare markets in China, including Hong Kong. Revenues are generated from the provision of healthcare services and the sale of medical equipment, instrumentation and products. Until December 31, 2010, the Company operated in two business segments.
     Due to the change of the Company’s fiscal yearend from March 31 to December 31 each year, commencing with December 31, 2010, as discussed below, the Company has included for comparative purposes unaudited consolidated condensed financial statements for the nine months ended December 31, 2009. These unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in United States for interim financial information and with Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.
     The Healthcare Services division operates hospitals and clinics in Beijing, Shanghai, Guangzhou and Wuxi. These hospitals and clinics generally transact business in Chinese Renminbi.
     The Medical Products division markets, distributes and sells select medical capital equipment, instrumentation and other medical products for use in hospitals in China and Hong Kong on the basis of both exclusive and non-exclusive agreements with the manufacturers of these products. Sales and purchases are made in a variety of currencies including U.S. dollars, Euros and Chinese Renminbi. On December 31, 2010, the Medical Products division was contributed to Chindex Medical Limited (CML), a newly formed entity in which the Company has a 49% ownership interest (see Note 5). Until December 31, 2010, the Company operated in two business segments, the Healthcare Services division and the Medical Products division. On December 31, 2010, the Company deconsolidated the Medical Products division upon the formation of CML, a newly formed entity consisting of certain medical device businesses contributed by Chindex and Shanghai Fosun Pharmaceutical (Group) Co., Ltd. (“FosunPharma”). The investment in CML is recorded using the equity method of accounting, effective December 31, 2010, with Chindex’s 49% interest in the equity in the earnings of CML beginning January 1, 2011.
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

Consolidation
     The consolidated financial statements include the accounts of the Company, its subsidiaries in which the Company has greater than 50 percent ownership, and variable interest entities. All inter-company balances and transactions are eliminated in consolidation. Entities in which the Company has less than 50 percent ownership or does not have a controlling financial interest but is considered to have significant influence are accounted for on the equity method. As of December 31, 2010, the Medical Products division was deconsolidated upon formation of CML, as the Company does not have a controlling financial interest in CML.
Revenue Recognition
     The Company earns revenue from providing healthcare services and sales of products. Substantially all revenue in the Healthcare Services division is from providing services and substantially all revenue in the Medical Products division was from the sale of products. (See Note 18 for further information on sales, gross profit by division, and income (loss) from operations before foreign exchange.)
     Revenue related to services provided by the Healthcare Services division is net of contractual adjustments or discounts and is recognized in the period services are provided. The Healthcare Services division makes an estimate at the end of the month for certain inpatients who have not completed service. This estimate reflects only the cost of care up to the end of the month.
     Revenue related to the sale of medical equipment, instrumentation and products to customers in China by our Medical Products division was recognized upon product shipment. Revenue from sales to customers in Hong Kong was recognized upon delivery. We provided installation, warranty, and training services for certain of our capital equipment and instrumentation sales. These services were viewed as perfunctory to the overall arrangement and were not accounted for separately from the equipment sale. Costs associated with installation, training and standard warranty were not significant and were recognized in cost of sales as they were incurred, while costs associated with non-standard warranties were accrued. Revenue from the separate sale of extended warranties was deferred and recognized over the warranty period. Sales involving multiple elements were analyzed and recognized under the guidelines of Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition” and ASC 605-25. From time to time, the Company supplied products and services to its customers which are delivered over time. In some cases, this resulted in deferral of revenue to future periods. Deferred revenue was $0 (due to the deconsolidation of Medical Products division) as of December 31, 2010, and $3,517,000 as of March 31, 2010.
     Additionally, the Company evaluated revenue from the sale of equipment in accordance with the provisions of ASC 605-45 to determine whether such revenue should be recognized on a gross or a net basis. All of the factors in ASC 605-45 were considered with the primary factor being that the Company assumed credit and inventory risk and therefore recorded the gross amount of all sales as revenue.
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

Accounts Receivable
     Accounts receivable are customer obligations due under normal trade terms. Subsequent to the deconsolidation of the Medical Products division, accounts receivable consists of patient obligations for healthcare services. Accounts receivable are reviewed on a quarterly basis to determine if any receivables will potentially be uncollectible based on the aging of the receivable and historical cash collections. Any accounts receivable balances that are determined to be uncollectible, along with a general allowance estimated as a percentage of probable collectibility, are included in the overall allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Management believes that the allowance for doubtful accounts as of December 31, 2010 is adequate; however, actual write-offs might exceed the recorded allowance.
Inventories
     Inventory items held by the Healthcare Services division are purchased to fill hospital operating requirements and are stated at the lower of cost or net realizable value using the average cost method.
     Inventory held by the Medical Products division consisted of items that were purchased to fill executed sales contracts, items that were stocked for future sales, including sales demonstration units and service parts. These items were valued on the specific identification method or average cost basis.
     Inventory valuation is reviewed on a quarterly basis and adjustments are charged to the provision for inventory, which is a component of our product sales costs. Valuation adjustments to inventory charged to expense were $137,000, $342,000 and $295,000 during the nine months ended December 31, 2010, and the years ended March 31, 2010 and 2009, respectively.
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
     The Company assesses the impairment of long-lived assets when indicators of impairment are identified. The Company records impairment charges based upon the difference between the fair value and carrying value of the original asset when undiscounted cash flows indicate the carrying value will not be recovered. No impairment losses have been recorded in the accompanying consolidated statements of operations.
Income Taxes
     The Company’s provision for income taxes is computed for each entity in the consolidated group at applicable statutory rates based upon each entity’s income or loss, giving effect to temporary and permanent differences. The Company’s U.S. entity previously filed a U.S. federal tax return based on a March 31 fiscal year. Due to the change of the Company’s fiscal year, the US federal tax return will be filed based on a December 31 year, beginning in 2010. The Company’s foreign subsidiaries file separate income tax returns on a December 31 fiscal year.
     In accordance with ASC 740, provisions for income taxes are based upon earnings reported for financial statement purposes and may differ from amounts currently payable or receivable because certain amounts may be recognized for financial reporting purposes in different periods than they are for income tax purposes. Deferred income taxes result from temporary differences between the financial statement amounts of assets and liabilities and their respective tax bases. A valuation allowance reduces the net deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized.

The Company recognizes, in its consolidated financial statements, the impact of a tax position if that position is not more likely than not to be sustained upon examination, based on the technical merits of the position. It is our policy to recognize interest and penalties related to income tax matters in income tax expense.
Cash Equivalents and Restricted Cash
     The Company considers unrestricted cash on hand, deposits in banks, certificates of deposit, money market funds and short-term marketable securities with an original or remaining maturity at the date of acquisition of three months or less to be cash and cash equivalents. Restricted cash is composed of sinking fund deposits related to the IFC loan and deposits collateralizing bid and performance bonds (see Note 8).
Earnings Per Share
     The Company follows ASC 260 whereby basic earnings per share excludes any dilutive effects of options, warrants and convertible securities and diluted earnings per share includes such effects. The Company does not include the effects of stock options, restricted stock, warrants and convertible securities for periods when the Company reports a net loss as such effects would be antidilutive.
Stock-Based Compensation
     ASC 718 requires that stock options and other share-based payments made to employees be accounted for as compensation expense and recorded at fair value. Under this Topic, companies are required to estimate the fair value of share-based payment awards on the date of the grant. The value of the portion of the award that is ultimately expected to vest is recognized as expense ratably over the requisite service periods in the Company’s consolidated statements of operations. The Company uses the Black-Scholes option pricing model to estimate the fair value of stock options granted.
     Compensation costs related to equity compensation, including stock options and restricted stock, for the nine months ended December 31, 2010, the years ended March 31, 2010 and March 31, 2009 were $2,059,000, $3,283,000 and $2,881,000, respectively. Of the $2,059,000, $(417,000) is included in healthcare services costs and $2,476,000 in general and administrative expenses on the consolidated statements of operations. Of the $3,283,000, $837,000 is included in healthcare services costs and $2,446,000 in general and administrative expenses on the consolidated statements of operations. Of the $2,881,000, $674,000 is included in healthcare services costs, $111,000 in products sales costs and $2,096,000 in general and administrative expenses on the consolidated statements of operations. No amounts relating to the share-based payments have been capitalized.
     The Company generally grants stock options that vest over a three to four year period to senior, long-term employees. Option awards are granted with an exercise price equal to the market price of the Company’s stock on the date of grant. Stock options have up to 10-year contractual terms.
     Options issued by the Company have grant-date fair values calculated using the Black-Scholes options pricing model. To calculate fair market value, this model utilizes certain information, such as the interest rate on a risk-free security maturing generally at the same time as the expected life of the option being valued and the exercise price of the option being valued. It also requires certain assumptions, such as the expected amount of time the option will be outstanding until it is exercised or it expires and the expected volatility of the Company’s common stock over the expected life of the option.
     The assumptions used to determine the value of the options at the grant date for options granted as of December 31, 2010, March 31, 2010 and 2009 were:

	December 31, 2010	March 31, 2010	March 31, 2009
Volatility	70%	75.00% - 76.80%	70.00% - 72.60%
Dividend yield	0.00%	0.00%	0.00%
Risk-free interest rate	1.44%	2.70%	3.27%
Expected average life	5.0 years	6.0 years	7.0 years
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
     Based on historical experience, the Company has assumed a forfeiture rate of 10% as of December 31 2010 and 6% for March 31, 2010 and 2009 on its stock options and restricted stock. The Company will record additional expense if the actual forfeitures are lower than estimated and will record a recovery of prior expense if the actual forfeitures are higher than estimated.
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
Use of Estimates
     The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Because of the use of estimates inherent in the financial reporting process, actual results could differ from those estimates. Areas in which significant judgments and estimates are used include revenue recognition, receivable collectibility, inventory obsolescence, and deferred tax valuation allowances.
Recent Accounting Pronouncements
     In September 2009, the FASB ratified the consensus reached in EITF Issue No. 08-1, “Revenue Arrangements with Multiple Deliverables,” now codified as Accounting Standards Update ASU 2009-13. The EITF reached a consensus to eliminate the residual method of allocation and require the use of the relative selling price method when allocating revenue in a multiple deliverable arrangement. When applying the relative selling price method, the selling price for each deliverable shall be determined using vendor specific objective evidence of selling price, if it exists, otherwise third-party evidence of selling price. If neither vendor specific objective evidence nor third-party evidence of selling price exists for a deliverable, the vendor shall use its best estimate of the selling price for that deliverable when applying the relative selling price method. The Company adopted the amendments in ASU 2009-13 on April 1, 2010. The adoption of ASU 2009-13 did not have a material impact on our consolidated financial statements.
     In December 2009, FASB issued ASU 2009-17, “Consolidations (Topic 810) — Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities,” which codifies SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” ASU 2009-17 represents a revision to former FASB Interpretation No. 46 (Revised December 2003), “Consolidation of Variable Interest Entities,” and changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. ASU 2009-17 also requires a reporting entity to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement. The Company adopted ASU 2009-17 on April 1, 2010. The adoption of ASU 2009-17 did not have a material impact on our consolidated financial statements.
     In January 2010, the FASB issued ASU 2010-06, “Fair Value Measurements and Disclosures (Topic 820) — Improving Disclosures about Fair Value Measurements.” This ASU requires new disclosures and clarifies certain existing disclosure requirements about fair value measurements. ASU 2010-06 requires a reporting entity to disclose significant transfers in and out of Level 1 and Level 2 fair value measurements, to describe the reasons for the transfers, and to present separately information about purchases, sales, issuances and settlements for fair value measurements using significant unobservable inputs. The Company adopted ASU 2010-06 on April 1, 2010. The adoption of ASU 2010-06 did not have a material impact on our consolidated financial statements.
     In August 2010, the FASB issued ASU 2010-24, “Health Care Entities (Topic 954): Presentation of Insurance Claims and Related Insurance Recoveries,” which clarifies that a health care entity should not net insurance recoveries against a related claim liability. The guidance provided in this ASU is effective for the fiscal years, and interim periods within those years, beginning after December 15, 2010. The adoption of this standard is not expected to have any impact on our consolidated financial position or results of operations.
     In August 2010, the FASB issued ASU 2010-23, “Health Care Entities (Topic 954): Measuring Charity Care for Disclosure,” which prescribes a specific measurement basis of charity care for disclosure. The guidance provided in this ASU is effective for fiscal years beginning after December 15, 2010. The adoption of this standard is not expected to have any impact on our consolidated financial position or results of operations.
2. INVESTMENTS
     The following table summarizes the Company’s investments, including accrued interest, as of December 31, 2010 and March 31, 2010 (in thousands):

	December 31, 2010	March 31, 2010
Current investments:
Certificates of deposit	$34,037	$33,322
U.S. Government Sponsored Enterprises	500	3,263
Corporate bonds	3,094	622

Total current investments	$37,631	$37,207

Noncurrent investments:
Corporate bonds	2,439	—

Total noncurrent investments	$2,439	$—

     The Company’s current investments as of December 31, 2010 include $34,037,000 of Certificates of Deposit, with fixed interest rates between 0.05% and 2.25% issued by HSBC, a large international financial institution, and by large financial institutions in China. The Company’s current investments in Certificates of Deposit are intended to be held to maturity and are held at cost, which approximates fair value. The Company’s current investments also include available-for-sale securities at fair value, which approximates cost, of $500,000 issued by U.S. Government-sponsored enterprises and corporate bonds of $3,094,000, which mature within one year from the date of purchase. Other than Certificates of Deposit, the Company’s current investments are recorded at fair value, and the difference between fair value and amortized cost as of December 31, 2010 was de minimis. The Company’s noncurrent investments of $2,439,000 as of December 31, 2010, consist of corporate bonds which mature in 13 to 21 months.
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
3. ACCOUNTS RECEIVABLE
(in thousands)

	December 31, 2010	March 31, 2010

Product sales, other than loan projects	$—	$11,356
Loan projects	—	11,404

Product sales receivables	—	22,760
Patient service receivables	11,601	10,357

	$11,601	$33,117

Accounts receivable for product sales have been deconsolidated as of December 31, 2010 upon the formation of Chindex Medical Limited (see Note 5).

4. INVENTORIES, NET
(in thousands)

	December 31, 2010	March 31, 2010

Inventories, net, consist of the following:
Merchandise and demonstration inventory, net	$—	$10,856
Healthcare services inventory	1,413	1,063
Spare parts, net	—	2,492

	$1,413	$14,411

     Inventories for product sales have been deconsolidated as of December 31, 2010 upon the formation of Chindex Medical Limited (see Note 5).
     The inventory valuation allowance for spare parts was $0 at December 31, 2010 and $276,000 at March 31, 2010. The allowance for demonstration inventory was $0 at December 31, 2010 and $2,397,000 at March 31, 2010.
5. INVESTMENT IN UNCONSOLIDATED AFFILIATE
     On December 31, 2010, Chindex International, Inc. (“Chindex”) and Shanghai Fosun Pharmaceutical (Group) Co., Ltd. (“FosunPharma”), a leading manufacturer and distributor of western and Chinese medicine and devices in China, completed the first closing of the formation of a joint venture to independently operate certain combined medical device businesses, including Chindex’s Medical Products division (MPD). The formation of the joint venture represents a basis of the strategic alliance between the two companies, which aims to capitalize on the long-term opportunity presented by medical product sectors in China. The joint venture entity, Chindex Medical Limited (the “joint venture” or “CML”), a Hong Kong entity, will focus on marketing, distributing, selling and servicing medical devices in China, including in Hong Kong, as well as activities in R&D and manufacturing of medical devices for the Chinese and export markets. CML is owned 51% by FosunPharma and 49% by Chindex.
     CML owns the Chindex-contributed businesses (principally the Medical Products division) and is entitled to a pending and obligatory final investiture of the FosunPharma-contributed businesses. The FosunPharma-contributed businesses have been segregated and, until such investiture, will be operated and managed by the joint venture under an entrustment arrangement. Such investiture will be finished once all requisite governmental and other approvals and other closing conditions have been satisfied.
     The steps to form CML included (1) the contribution of the Chindex MPD division to the newly-formed joint venture, (2) the contribution by FosunPharma of a secured note of $20 million to the joint venture, which was paid in cash in January 2011, and, (3) upon receipt of certain government approvals expected in the first half of 2011, the sale of the FosunPhama medical device companies to the joint venture in exchange for the cash previously paid to the joint venture for the cancellation of the secured note. During the period between closing of the joint venture in December 2010 and receipt of the final government approval, which will trigger the second and final closing, the joint venture will control and operate the FosunPharma medical device companies under an entrustment agreement.
     FosunPharma has a controlling financial interest in CML. Accordingly, Chindex deconsolidated its Medical Products Division from its consolidated balance sheet, effective December 31, 2010. Beginning with the commencement of CML operations on January 1, 2011, Chindex will follow the equity method of accounting to recognize its 49% interest in the net assets and the net earnings of CML on an on-going basis.
     ASC 810-10-40-5 requires the recognition of a gain or loss on deconsolidation of a subsidiary, including any gain or loss resulting from the remeasurement of a retained equity interest in the deconsolidated entity. Valuations of the businesses contributed by FosunPharma and Chindex were based on projections of future earnings on a discounted cash flow basis. The consideration transferred by Chindex consisted of the businesses in its Medical Products Division, while the consideration received by Chindex was a 49% interest in CML joint venture. A summary of the consideration transferred and consideration received and the resulting loss on the deconsolidation of the Chindex MPD businesses is as follows (in thousands):

December 31, 2010
Consideration transferred
Chindex MPD business (at book value)	$31,882
Consideration received
49% interest in CML net assets (at fair value)	31,756

Loss on deconsolidation of Chindex MPD	$(126)

Transaction costs incurred for legal and other professional fees related to the formation of Chindex Medical Limited were $1,458,000. These costs were charged to general and administrative expenses.
     Summarized financial information for the unconsolidated CML affiliate for which the equity method of accounting is used is presented below on a 100 percent basis. As of December 31, 2010, CML had just been formed and had not yet commenced operations, and, accordingly, the information presented below consists solely of condensed balance sheet information. The assets and liabilities of CML as of December 31, 2010 including provisional fair value adjustments are as follows (in thousands):

December 31, 2010
Current assets	$94,384
Noncurrent assets	25,665

Total assets	$120,049

Current liabilities	$48,105
Noncurrent liabilities	7,136

Total liabilities	$55,241

     As of December 31, 2010, Chindex had a net receivable from CML of $9,330,000. This amount was substantially settled by cash payment in January 2011.

6. PROPERTY AND EQUIPMENT, NET
(in thousands)

	December 31, 2010	March 31, 2010

Property and equipment, net consists of the following:
Furniture and equipment	$17,592	$18,620
Vehicles	170	124
Construction in progress	12,224	3,885
Leasehold improvements	17,988	19,654

	47,974	42,283
Less: accumulated depreciation and amortization	(10,875)	(18,605)

	$37,099	$23,678

     Construction in progress relates to the development of the United Family Healthcare network of private hospitals and health clinics in China, including facilities and systems development. Construction costs incurred during the nine months ended December 31, 2010 primarily related to the completion of the New Hope Oncology Center and expansion of the Company’s existing Beijing hospital campus including facilities which will provide neurosurgical and orthopedic surgery services. Capitalized interest on construction in progress was $140,000 during the nine months ended December 31, 2010 and $35,000 for the year ended March 31, 2010. Depreciation and amortization expense for property and equipment for the nine months ended December 31, 2010 was $3,004,000, and for the years ended March 31, 2010 and 2009 was $4,092,000 and $3,594,000, respectively. Property and equipment for the Medical Products division has been deconsolidated as of December 31, 2010 upon the formation of Chindex Medical Limited (see Note 5).
7. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
(in thousands)

	December 31, 2010	March 31, 2010

Accrued expenses:
Accrued contract expenses	$—	$4,250
Accrued expenses- healthcare services	3,331	2,602
Accrued compensation	3,531	5,834
Accrued expenses- other	1,679	1,336

	$8,541	$14,022

Other current liabilities:
Accrued other taxes payable- non-income	$698	$895
Customer deposits	2,609	1,935
Current deferred tax liabilities	—	49
Other current liabilities	567	947

	$3,874	$3,826

Accrued expenses and other current liabilities for the Medical Products division have been deconsolidated as of December 31, 2010 upon the formation of Chindex Medical Limited. (see Note 5)

8. DEBT
The Company’s short-term and long-term debt balances are (in thousands):

	December 31, 2010		March 31, 2010
	Short term	Long term	Short term	Long term
Vendor financing — Product Sales	$—	$—	$1,453	$—
Long term loan	—	9,797	—	9,505
Convertible notes, net of debt discount	—	13,273	—	13,088

	$—	$23,070	$1,453	$22,593

Vendor financing — Product Sales
     In the prior year, the Company had a financing agreement with a major vendor which expired. The final payment under the agreement was made in September 2010.
Line of credit
     The Company has a $1,750,000 credit facility with M&T Bank, and we had no outstanding balance under the facility as of December 31, 2010 or March 31, 2010. Borrowings under that credit facility bear interest at 1.00% over the three-month London Interbank Offered Rate (LIBOR). At December 31, 2010, the interest rate on this facility was 1.3%. Balances outstanding under the facility are payable on demand, fully secured and collateralized by government securities acceptable to the Bank having an aggregate fair market value of not less than $1,945,000. As of December 31, 2010 and March 31, 2010, there were letters of credit outstanding in the amounts of $0 and $186,000, respectively.
Long term loan- IFC 2005
     In October 2005, Beijing United Family Hospital (BJU) and Shanghai United Family Hospital (SHU), majority-owned subsidiaries of the Company, obtained long-term debt financing under a program with the International Finance Corporation (IFC) (a division of the World Bank) for 64,880,000 Chinese Renminbi (approximately $8,000,000). The term of the loan is 10 years at an initial interest rate of 6.73% with the borrowers required to make annual payments into a sinking fund beginning with the first payment in September 2010. Deposits into the sinking fund will accumulate until a lump sum payment is made at maturity of the debt in October 2015. The interest rate will be reduced to 4.23% for any amount of the outstanding loan on deposit in the sinking fund. The loan program also includes certain other covenants which require the borrowers to achieve and maintain specified liquidity and coverage ratios in order to conduct certain business transactions such as pay intercompany management fees or incur additional indebtedness. As of December 31, 2010, the Company was in compliance. Chindex International, Inc. guaranteed repayment of this loan. In terms of security, IFC has, among other things, a lien over the equipment owned by the borrowers and over their bank accounts. In addition, IFC has a lien over Chindex bank accounts not already pledged, but not over other Chindex assets. As of December 31, 2010, the outstanding balance of this debt was 64,880,000 Chinese Renminbi (current translated value of $9,797,000, see “Foreign Currency Exchange and Impact of Inflation”) classified as long-term. At March 31, 2010, the outstanding balance was $9,505,000, classified as long-term. As the annual deposits into the sinking fund do not extinguish a portion of the long-term debt liability, the entire loan is expected to be classified as long-term until a financial reporting date that is less than one year from final maturity. The balance sheet classification of the sinking fund assets is similarly noncurrent, until a date that is less than one year from the lump sum payment. As of December 31, 2010, sinking fund assets of 6,488,000 Chinese Renminbi (current translated value of $980,000) were included in Restricted Cash and Sinking Funds on the Company’s consolidated balance sheets.

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
     In connection with the issuance of the Notes, the Company incurred issuance costs of $314,000, which primarily consisted of legal and other professional fees. Of these costs, $61,000 is attributable to the Tranche A shares, $159,000 is attributable to Tranche B Notes which converted in January 2008 and the remaining of $94,000 is attributable to the Tranche C Notes and has been capitalized to be amortized over the life of the Notes. As of December 31, 2010 and March 31, 2010, the unamortized financing cost was $64,000 and $71,000, respectively, and is included in Other Assets in the consolidated balance sheets.
     The Company accounts for convertible debt in accordance with ASC 470-20. Accordingly, the Company recorded, as a discount to convertible debt, the intrinsic value of the conversion option based upon the differences between the fair value of the underlying common stock at the commitment date and the effective conversion price embedded in the note. Debt discounts under these arrangements are usually amortized over the term of the related debt to their stated date of redemption. So, in respect to the Notes, this debt discount would be amortized through interest expense over the 10 year term of the Notes unless earlier converted or repaid. In fiscal 2008, under this method, the Company recorded (i) a discount on the Tranche B Notes of $2,793,000 against the entire principal amount of the Notes; and (ii) a discount on the Tranche C Notes of $2,474,000 against the entire principal amount of the Notes.
     The debt discount pursuant to the Notes as of December 31, 2010 and March 31, 2010 and was $1,727,000 and, $1,912,000, respectively. Amortization of the discount was approximately $185,000 for nine months ended December 31, 2010 and $247,000 for the years ended March 31, 2010 and 2009, respectively.
Loan Facility- IFC 2007
     The Company had entered into a loan agreement with IFC (the “IFC Facility”), designed to provide for loans (the “IFC Loans”) in the aggregate amount of $25 million to expand the Company’s United Family Hospitals and Clinics network of private hospitals and clinics in China, subject to the satisfaction of certain disbursement conditions, including the establishment of two new Joint Venture entities in Beijing and Guangzhou (the “Joint Ventures”) qualified to undertake the construction, equipping and operation of the proposed healthcare facilities, minimum Company ownership and control over the Joint Ventures, the availability to IFC of certain information regarding the Joint Ventures and other preconditions. The IFC Loans were designed to fund a portion of the Company’s financing for the expansion program. There can be no assurances that the preconditions to disbursements under the IFC Facility will be satisfied or that, in any event, disbursements under the IFC Facility will be achieved. As of December 31, 2010, the IFC Facility was not available.
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

     The IFC Facility contains customary financial covenants, including maintenance of a maximum ratio of liabilities to tangible net worth and a minimum debt service coverage ratio, and covenants that, among other things, place limits on the Company’s ability to incur debt, create liens, make investments and acquisitions, sell assets, pay dividends, prepay subordinated debt, merge with other entities, engage in transactions with affiliates, and make capital expenditures. The IFC Facility also contains customary events of default. As of December 31, 2010, the Company was in compliance with the loan covenants as amended.
Loan Facility- DEG 2008
     Chindex China Healthcare Finance, LLC (“China Healthcare”), a wholly-owned subsidiary of the Company, had entered into a Loan Agreement with DEG-Deutsche Investitions und Entwicklungsgesellschaft (DEG) of Cologne, Germany, a member of the KfW banking group, designed to provide for loans (the “DEG Loans”) in the aggregate amount of $20 million to expand the Company’s United Family Hospitals and Clinics network of private hospitals and clinics in Beijing and Guangzhou, China (the “DEG Facility”), subject to substantially the same disbursement conditions as contained in the IFC Facility. The DEG Loans were designed to fund a portion of the Company’s financing for the expansion program. There can be no assurance that the preconditions to disbursements under the DEG Facility will be satisfied or that, in any event, disbursements under the DEG Facility will be achieved. As of December 31, 2010, the DEG Facility was not available.
     The DEG Loans would be made directly to the two Joint Ventures. We have experienced delays in the development timeline due to certain changes in project scope for the proposed healthcare facilities and the fluctuations and uncertainties in the real estate markets in China resulting from the global economic downturn and as a result the process to approve both of the Joint Venture entities has taken longer than originally expected. However, in July 2010, we received formal approval of the new Joint Venture for the Beijing expansion project from the Chinese authorities. Accordingly, we are currently in discussion with DEG regarding the remaining preconditions to the first disbursement under the DEG Facility. We previously entered into an amendment to the DEG Loans in July 2010 extending the initial draw down date to October 1, 2010 or such later date as the parties agree. As of the date of this report, the parties have not established a specific date by which time the first disbursement would be required to be made. Draws under the DEG Facility remain subject to lender agreement as to project scope, collateral and other provisions. As initially negotiated, the DEG Loans are substantially identical to the IFC Loans, having a 9.25-year term and an initial interest rate set at LIBOR plus 2.75%. Mutual agreement on or amendment of these terms will be required in addition to the formation and approval of the second of the new Joint Ventures and finalization of conditions precedent, as to which there can be no assurances.
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
     The Company’s guarantee of the DEG Facility contains customary financial covenants, including maintenance of a maximum ratio of liabilities to tangible net worth and a minimum debt service coverage ratio, and covenants that, among other things, place limits on the Company’s ability to incur debt, create liens, make investments and acquisitions, sell assets, pay dividends, prepay subordinated debt, merge with other entities, engage in transactions with affiliates, and make capital expenditures. The DEG Facility contains customary events of default. As of December 31, 2010, the Company was in compliance with the loan covenants as amended.
     In connection with the issuance of the IFC and DEG Facilities, the Company incurred issuance costs of $1,019,000, which primarily consisted of legal and other professional fees. These issuance costs have been capitalized and will be amortized over the life of the debt. As of December 31, 2010 and March 31, 2010, the balance of the unamortized financing costs was $1,019,000 and is included in other assets.

Debt Payments Schedule and Restricted Cash
     The following table sets forth the Company’s debt obligations and sinking fund requirements as of December 31, 2010:

			(in thousands)
	Total	2011	2012	2013	2014	2015	Thereafter
Long term loan less sinking fund deposits	$8,817	$980	$1,959	$1,959	$1,959	$1,960	$—
Convertible notes	15,000	—	—	—	—	—	15,000

Total	$23,817	$980	$1,959	$1,959	$1,959	$1,960	$15,000

     Restricted cash of $1,280,000 as of December 31, 2010, consists of $980,000 for the sinking fund deposits related to the IFC loan and $300,000 for a performance bond. Restricted cash of $3,024,000 as of March 31, 2010, primarily represents collateral related to performance bonds issued in connection with the execution of certain contracts for the supply of medical equipment in the Medical Products division.
9. STOCKHOLDERS’ EQUITY
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
Employees
     During the nine months ended December 31, 2010 and the years ended March 31, 2010 and 2009, the total intrinsic value of stock options exercised was $3,983,000, $1,671,000 and $266,000, respectively. The actual cash received upon exercise of stock options was $641,000, $490,000 and $345,000, respectively. The unamortized fair value of the stock options as of December 31, 2010 was $2,291,000, the majority of which is expected to be expensed over the weighted-average period of 1.81 years.
     A summary of the status of the Company’s non-vested options as of December 31, 2010 and changes during the nine month period is presented below:

		Weighted Average
	Number of Shares	Grant-Date Fair Value
Nonvested options outstanding, March 31, 2010	658,121	$9.12
Granted	18,000	8.64
Vested	(225,860)	9.07
Canceled	(104,880)	9.47

Nonvested options outstanding, December 31, 2010	345,381	$9.02

     A summary of the status of the Company’s non-vested options as of March 31, 2010 and changes during the twelve month period is presented below:

		Weighted Average
	Number of Shares	Grant-Date Fair Value
Nonvested options outstanding, March 31, 2009	762,934	$9.40
Granted	223,150	8.89
Vested	(210,287)	9.19
Canceled	(117,676)	10.34

Nonvested options outstanding, March 31, 2010	658,121	$9.12

     A summary of the status of the Company’s non-vested options as of March 31, 2009 and changes during the twelve month period is presented below:

		Weighted Average
	Number of Shares	Grant-Date Fair Value
Nonvested options outstanding, March 31, 2008	332,776	$8.91
Granted	530,050	9.34
Vested	(92,579)	8.66
Canceled	(7,313)	9.52

Nonvested options outstanding, March 31, 2009	762,934	$9.40

     The total fair value of options vested during the nine months ended December 31, 2010 was $2,049,000, and for years ended March 31, 2010 and 2009 was $1,933,000 and $802,000, respectively.
     The table below summarizes activity relating to restricted stock for the nine months ended December 31, 2010:

	Number of shares	Aggregate Intrinsic
	underlying restricted	Value of Restricted
	stock	Stock (in thousands) *
Outstanding as of March 31, 2010	142,896
Granted	338,415
Vested	(67,977)
Forfeited	(560)

Outstanding as of December 31, 2010	412,774	$6,807

Expected to vest	397,056	$6,547

     The table below summarizes activity relating to restricted stock for the twelve months ended March 31, 2010:

	Number of shares	Aggregate Intrinsic
	underlying restricted	Value of Restricted
	stock	Stock (in thousands) *
Outstanding as of March 31, 2009	135,290
Granted	118,000
Vested	(97,225)
Forfeited	(13,169)

Outstanding as of March 31, 2010	142,896	$1,688

Expected to vest	134,321	$1,586

     The table below summarizes activity relating to restricted stock for the twelve months ended March 31, 2009:

	Number of	Aggregate Intrinsic
	shares underlying	Value of Restricted
	restricted stock	Stock (in thousands) *
Outstanding as of March 31, 2008	121,323
Granted	96,000
Vested	(82,033)
Forfeited	—

Outstanding as of March 31, 2009	135,290	$672

Expected to vest	127,172	$632

     The weighted average contractual term of the restricted stock, calculated based on the service-based term of each grant, is two years for 2010, 2009 and 2008, respectively. As of December 31, 2010 the unamortized fair value of the restricted stock was $4,966,000. This unamortized fair value will be recognized over weighted-average period of 2.86 years. Restricted stock is valued at the stock price on the date of grant.
     The following is a summary of stock option activity during the nine months ended December 31, 2010 and the years ended March 31, 2010 and 2009:

		Weighted	Aggregate		Weighted	Aggregate		Weighted	Aggregate
		Average	Intrinsic		Average	Intrinsic		Average	Intrinsic
	December 31,	Exercise	Value (in	March 31,	Exercise	Value (in	March 31,	Exercise	Value
	2010	Price	thousands)*	2010	Price	thousands)*	2009	Price	(in thousands)*
Options outstanding, beginning of year	1,715,286	$8.64		1,789,184	$8.10		1,309,459	$6.01
Granted	18,000	14.85		223,150	13.20		530,050	13.42
Exercised	(345,221)	1.86		(172,247)	4.62		(37,500)	9.17
Canceled	(131,176)	14.00		(124,801)	14.56		(12,825)	12.30

Options outstanding, end of year	1,256,889	$10.03	$8,360	1,715,286	$8.64	$7,124	1,789,184	$8.10	$1,976

Weighted Average Remaining Contractual Term (Years)	6.32			5.89			6.43
Options exercisable at end of year	911,508	$8.81	$7,159	1,057,165	$5.80	$6,873	1,026,250	$4.11	$1,976

Options exercisable at end of year and expected to be exercisable**	1,237,315	$5.19	$6,679	1,675,799	$8.53	$7,109	1,743,408	$7.95	$—

*	The aggregate intrinsic value on this table was calculated based on the positive difference between the closing market price of the Company’s common stock on December 31, 2010, March 31, 2010 and 2009 ($16.49, $11.81 and $4.97, respectively) and the exercise price of the underlying options.

**	Options exercisable at December 31, 2010, March 31, 2010 and 2009, are expected to be exercisable include both vested options and non-vested options outstanding less our expected forfeiture rate.
Nonemployees
     On December 31, 2010, Chindex Medical Limited was formed (see Note 5). In connection with the transaction, certain employees of the Company that transferred to CML retained 101,239 stock options, of which 62,353 options were vested and 38,886 were nonvested stock options previously issued by the Company. Those employees will continue to vest in their nonvested stock options as they provide services to CML commencing January 1, 2011, which will be accounted for on a mark-market to basis. For certain employees, stock options were modified in order to provide for continued vesting; upon their transfer to CML or, for vested options, to extend the period of time that the vested options could be exercised after their transferred to CML; the cost of the modifications was de minimus.
Security Issuances — Warrants Exercised
     The Company issued warrants in 2004 and 2005 in connection with the sale of common stock. No additional warrants were issued in subsequent years.
     The Company implemented ASC 815-40-15 effective April 1, 2009. ASC 815-40-15 provides that an entity should use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. The Warrant Agreement provided for adjustments to the purchase price for certain dilutive events, which included an adjustment to the conversion ratio in the event that the Company made certain equity offerings in the future at a price lower than the conversion prices of the warrant instruments. Under the provisions of ASC 815-40-15, the warrants were not considered indexed to the Company’s stock because future equity offerings or sales of the Company’s stock are not an input to the fair value of a “fixed-for-fixed” option on equity shares, and equity classification is therefore precluded. Accordingly, effective April 1, 2009, the warrants were recognized as a liability in the Company’s consolidated balance sheet at fair value and were marked-to-market each reporting period.
     The fair value of the warrants as of April 1, 2009, estimated to be $141,000, was recognized as a cumulative effect of a change in accounting principle and charged against retained earnings, based on the Black-Scholes formula using the following assumptions: exercise price of $6.07, the Company’s stock price as of April 1, 2009 of $4.97, volatility of 76.8%, and discount rate of 1.67%.
     Due to exercises of the warrants in the year ended March 31, 2010, the Company no longer has warrants outstanding as of December 31, 2010.
Securities Issuances— Private Placement:
     On November 7, 2007, the Company entered into a securities purchase agreement with Magenta Magic Limited, a wholly owned indirect subsidiary of J.P. Morgan Chase & Co (JPM) in which the Company agreed to sell to JPM (i) 538,793 shares of Common Stock at a purchase price of $18.56 for a total amount of $10 million, less issuance costs of $61,000 for net proceeds to the Company of $9,939,000, (the “JPM Shares”) and (ii) convertible notes at face value for a total of $40 million. (See above Note 8 to the consolidated financial statements for additional information on the convertible notes.)

Securities Purchase Agreement — IFC:
     On December 10, 2007, the Company entered into a Securities Purchase Agreement with IFC pursuant to which the Company agreed to issue and sell to IFC 538,793 shares (the “IFC Shares”) of the Company’s common stock at a price of $18.56 per IFC Share for an aggregate price of $10 million. The transaction was subject to shareholder approval, which was received on January 9, 2008. The proceeds from the sale of the IFC Shares would fund a portion of the Company’s planned $105 million total financing for the expansion program described above in Note 8.
Stock Purchase Agreement — FosunPharma
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
     The sale of the shares of common stock to Investor would be completed in two closings, each of which would relate to approximately one-half of the shares to be purchased and be subject to certain customary closing conditions, including that no material adverse change shall have occurred with respect to the Company. In addition, the second closing is subject to the consummation of a joint venture (the “Joint Venture”) between the parties to be comprised of the Company’s Medical Products division and certain of Investor’s medical device businesses in China. The initial closing occurred on August 27, 2010, with the Investor purchasing 933,022 shares of Chindex common stock at $15 per share, resulting in proceeds to Chindex, net of transaction costs of $13,803,000. The occurrence of the second closing will depend on the receipt of all requisite governmental and other approvals.
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
      The Company evaluated whether this contingent stock purchase agreement should be accounted for as a derivative instrument or whether it qualified for a scope exception under ASC 815-10. The Company concluded that the contract qualified for the scope exception because the contract was indexed to the Company’s own stock and was classified in stockholders’ equity.

Shares of Common Stock Reserved
     As of December 31, 2010, the Company has reserved 3,224,557 shares of common stock for issuance upon exercise of stock options, unvested restricted stock and Class B common stock convertibility.
10. EARNINGS PER SHARE
     The following is a reconciliation of the numerators and denominators of the basic and diluted Earnings per Share (EPS) computations for net income and other related disclosures:
(in thousands except share and per share data)

	Nine months ended December 31,		Years ended March 31,
	2010	2009	2010	2009
		(Unaudited)
Basic net income per share computation:
Numerator:
Net income	$5,814	$7,689	$8,204	$4,964
Denominator:
Weighted average shares outstanding- basic	15,347,173	14,533,601	14,579,759	14,410,033

Net income per common share — basic:	$.38	$.53	$.56	$.34

Diluted net income per share computation:
Numerator:
Net income	$5,814	$7,689	$8,204	$4,964
Interest expense for convertible notes	185	—	256	—

Numerator for diluted earnings per share	$5,999	$7,689	$8,460	$4,964

Denominator:
Weighted average shares outstanding- basic	15,347,173	14,533,601	14,579,759	14,410,033
Effect of dilutive securities:

Shares issuable upon exercise of dilutive outstanding stock options, conversion of convertible debentures, vesting of restricted stock and exercise of warrants:	1,356,497	1,593,579	1,552,580	1,611,690

Weighted average shares outstanding-diluted	16,703,670	16,127,180	16,132,339	16,021,723

Net income per common share — diluted:	$.36	$.48	$.52	$.31

     The following shares are not included in the computation of diluted earnings per share because the assumed proceeds were greater than the average market price of the Company’s stock during the related periods and the effect of including such options in the computation would be antidilutive:

	Nine months ended	Years ended March 31,
	December 31, 2010	2010	2009
Number of shares considered antidulitive for calculating diluted net income per share:	244,232	597,138	9,000

12. INCOME TAXES
     U.S. and international components of income before income taxes were composed of the following for the nine months ended December 31, 2010 and the years ended March 31, 2010 and 2009 (in thousands):

	December 31, 2010	March 31, 2010	March 31, 2009
U.S.	$(1,072)	$(3,311)	$421
Foreign	10,374	17,611	7,230

Total	$9,302	$14,300	$7,651

     For the nine months ended December 31, 2010 and years ended March 31, 2010 and 2009 the provision for income taxes consists of the following (in thousands):

	December 31, 2010	March 31, 2010	March 31, 2009
Current:
Federal	$—	$(8)	$(64)
State	—	—	—
Foreign	(4,035)	(5,384)	(4,458)

	(4,035)	(5,392)	(4,522)

Deferred:
Federal	—	—	—
State	—	—	—
Foreign	547	(704)	1,835

	547	(704)	1,835

Total provision	$(3,488)	$(6,096)	$(2,687)

     For the nine months ended December 31, 2010 and the years ended March 31, 2010 and 2009 the provision for income taxes differs from the amount computed by applying the federal statutory income tax rate to the Company’s income from operations before income taxes as follows:

	December 31, 2010	March 31, 2010	March 31, 2009
Income tax expense at federal statutory rate	34.0%	34.0%	34.0%
State taxes (net of federal benefit)	0.3%	(1.3)%	0.9%
Foreign rate differential	(8.4)%	(12.1)%	(15.6)%
Change in valuation allowance (excluding assets transferred)	(8.1)%	11.8%	(13.0)%
Change in tax rate	(1.4)%	0.6%	10.2%
Stock-based compensation	1.9%	1.7%	3.8%
Nondeductible selling costs	3.1%	2.6%	4.6%
Organization costs of joint venture	5.3%	—	—
Impact of assets transferred to joint venture	9.3%	—	—
Valuation allowance on assets transferred to joint venture	(9.3)%	—	—
Other permanent differences	7.7%	5.2%	8.0%
Other	3.0%	0.1%	2.2%

	37.5%	42.6%	35.1%

     Deferred income taxes reflect the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows as of December 31, 2010 and March 31, 2010 (in thousands):

	December 31, 2010	March 31, 2010
Deferred tax assets, net:
Allowance for doubtful accounts	$1,608	$1,461
Deferred revenue	—	480
Accrued expenses	1,617	1,410
Sales commissions	—	449
Net operating loss carryforwards	576	2,689
Alternative minimum tax	736	107
Depreciation and amortization	—	138
Start-up costs	72	2
Stock based compensation	1,347	1,171
Other	—	633

	5,956	8,540

Valuation allowance	(2,340)	(5,129)

Deferred tax assets, net of valuation allowance	3,616	3,411

Deferred tax liabilities:

Convertible debt beneficial conversion feature	(681)	(754)
Depreciation	(16)	—

Total deferred tax liabilities	(697)	(754)

Total net deferred taxes	$2,919	$2,657

     The Company has U.S. federal net operating losses of approximately $6.4 million (including the windfall benefit from stock option exercise) which will expire between 2025 and 2028. The Company also has foreign losses from China of which approximately $3.7 million will expire between 2011 and 2015.
     The exercise of stock options and certain stock grants generated an income tax deduction equal to the excess of the fair market value over the exercise price. In accordance with ASC 718, the Company will not recognize a deferred tax asset with respect to the excess stock compensation deductions until those deductions actually reduce our income tax liability. As such, the Company has not recorded a deferred tax asset related to the net operating losses resulting from the exercise of these stock options in the accompanying financial statements. At such time as the Company utilizes these net operating losses to reduce income tax payable, the tax benefit will be recorded as an increase in additional paid in capital. As of December 31, 2010, the cumulative amount of the unrecognized tax benefit related to such option exercises and certain stock grants was $3,057,000.
     During fiscal 2008, there was a change in the tax law in one jurisdiction in China that will gradually increase the statutory tax rate from 18% to 25% by January 1, 2012. The Company did not recognize a tax benefit as a result of the change in statutory tax rate since the increase in the deferred tax asset was offset by a corresponding increase in the valuation allowance.
     Management assessed the realization of its deferred tax assets throughout each of the quarters of the nine months period ended December 31, 2010. Management records a valuation allowance when it determines based on available positive and negative evidence, that it is more likely than not that some portion or all of its deferred tax assets will not be realized.

     The valuation allowance as of December 31, 2010 and March 31, 2010 was $2.3 million and $5.1 million, respectively. The overall decrease in the valuation allowance was due mainly to the deconsolidation of the MPD business units.
     The Company intends to indefinitely reinvest the undistributed the earnings of its foreign subsidiaries. Accordingly, the annualized effective tax rate applied to the Company’s pre-tax income for the nine months ended December 31, 2010 did not include any provision for U.S. federal and state taxes on the projected amount of these undistributed 2010 foreign earnings. The total amount of undistributed earnings as of December 31, 2010 was approximately $31.1 million.
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
     As of December 31, 2010 and March 31, 2010, the Company had no unrecognized tax benefits, nor did it have any that would have an effect on the effective tax rate. The Company’s policy is that it would recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of December 31, 2010 and March 31, 2010, the Company had no accrued interest or penalties related to uncertain tax positions.
13. COMMITMENTS
Leases
     The Company leases office space and space for hospital and clinic operations under operating leases. Future minimum payments under these noncancelable operating leases consist of the following: (in thousands):

Year ending December 31:
2011	$3,169
2012	2,820
2013	2,363
2014	2,140
2015	2,059
Thereafter	10,888

Net minimum rental commitments	$23,439

     The above leases require the Company to pay certain pass through operating expenses and rental increases based on inflation.
     Rental expense, including rent for MPD facilities, was approximately $3,975,000, $4,756,000 and $4,238,000 for the nine months ended December 31, 2010, and the years ended March 31, 2010 and 2009, respectively.
14. FAIR VALUE OF FINANCIAL INSTRUMENTS
     On April 1, 2008, the Company adopted ASC 820, which defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. It clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, ASC 820 establishes a three-tier value hierarchy, which prioritizes the inputs used in measuring fair value as follows: (Level 1) observable inputs such as quoted prices in active markets; (Level 2) inputs other than the quoted prices in active markets that are observable either directly or indirectly; and (Level 3) unobservable inputs in which there is little or no market data, which require us to develop our own assumptions. This hierarchy requires us to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value.

     The following table presents the balances of investment securities measured at fair value on a recurring basis by level (in thousands):
As of December 31, 2010:

		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Assets
U.S. Government sponsored enterprises	$500	$—	$500	$—
Corporate Bonds	5,533	—	5,533	—

Total	$6,033	$—	$6,033	$—

As of March 31, 2010:

		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Assets
U.S. Government sponsored enterprises	$3,263	$—	$3,263	$—
Corporate Bonds	622	—	622	—

Total	$3,885	$—	$3,885	$—

     The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable, accounts payable, and short-term vendor financing approximate fair value because of the short-term maturity of these instruments.
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

     The fair value of the Company’s convertible debt was calculated based on an estimate of the present value of the debt payments combined with an estimate of the value of the conversion option, using the Black-Scholes option pricing model. For the Company’s other long-term debt, the fair value was calculated based on an estimate of the present value of the debt payments. As of December 31, 2010, the carrying value of the Company’s convertible debt, net of debt discount, and the long-term debt outstanding for the IFC 2005 RMB loan was $23.1 million, and the estimated fair value was $29.4 million. The carrying amounts of the remaining debt instruments approximate fair value, as the instruments are subject to variable rates of interest or have short maturities.
     The Company previously reported the fair value of warrants outstanding as Level 3 liabilities. Due to exercises of the warrants, the Company no longer has warrants outstanding as of December 31, 2010.
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

15. CONCENTRATIONS OF CREDIT RISK
     Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivables. Substantially all of the Company’s cash and cash equivalents at December 31, 2010 and March 31, 2010 were held by one U.S. financial institution and two Chinese financial institutions, as described above in Note 2.
     The medical services and products provided by United Family Hospitals and Clinics and the marketing of such services are performed exclusively for/to patients in China. The Company’s results of operations and its ability to obtain financing could be adversely affected if there was a deterioration in trade relations between the United States and China.
     The Company’s assets, consisting principally of cash and cash equivalents, accounts receivable, inventories, investment in unconsolidated affiliate, leasehold improvements, equipment and other assets, are primarly located in China. As of December 31, 2010, the Company’s assets in China were approximately $122,189,000, which includes the equity investment in CML, and $80,428,000 as of March 31, 2010, which included the Medical Products division’s assets.

16. SIGNIFICANT SUPPLIERS
     Related to the activities of the Medical Products division, purchases from several suppliers were each over 10% of total product sales costs. These were Siemens 69% and Lorad 12% for the nine months ended December 31, 2010, Siemens 45% and Intuitive 15% for the year ended March 31, 2010, and Siemens 40% and Intuitive 14% for the year ended March 31, 2009.
17. ACCOUNTING FOR VARIABLE INTEREST ENTITIES (VIE)
     ASC 810 requires a variable interest entity (VIE) to be consolidated if a party with an ownership, contractual or other financial interest in the VIE (a variable interest holder) is obligated to absorb a majority of the risk of loss from the VIE’s activities, is entitled to receive a majority of the VIE’s residual returns (if no party absorbs a majority of the VIE’s losses), or both. A variable interest holder that consolidates the VIE is called the primary beneficiary. Upon consolidation, the primary beneficiary generally must initially record all of the VIE’s assets, liabilities and noncontrolling interests at fair value and subsequently account for the VIE as if it were consolidated based on majority voting interest.
     The Company’s clinics in Beijing, Shanghai and Guangzhou are consolidated VIEs. These entities were founded for the express purpose of projecting United Family Healthcare general patient services closer to a large patient population for the convenience of the patients.
18. SEGMENT REPORTING
     For the nine months ended December 31, 2010 and the years ended March 31, 2010 and 2009, the Company operated in two businesses: Healthcare Services and Medical Products. The Company evaluates performance and allocates resources based on income or loss from operations before income taxes, not including foreign exchange gains or losses. All segments follow the accounting policies described above in Note 1. The following segment information has been provided as per ASC 280 (in thousands):

	Healthcare Services		Medical Products	Total

For the nine months ended December 31, 2010
Sales and service revenue	$74,224		$62,452	$136,676
Gross Profit	n/a	*	18,679	n/a
Gross Profit %	n/a	*	30%	n/a
Income (loss) from operations before foreign exchange	$11,898		$(1,806)	$10,092
Foreign exchange loss				(544)

Income from operations				$9,548
Other (expense) net				(246)

Income before income taxes				$9,302

Assets as of December 31, 2010	$142,417		$31,756 **	$174,173

	Healthcare Services		Medical Products	Total

For the year ended March 31, 2010
Sales and service revenue	$85,778		$85,413	$171,191
Gross Profit	n/a	*	23,354	n/a
Gross Profit %	n/a	*	27%	n/a
Income (loss) from operations before foreign exchange	$14,393		$(366)	$14,027
Foreign exchange gain				385

Income from operations				$14,412
Other (expense), net				(112)

Income before income taxes				$14,300

Assets as of March 31, 2010	$112,929		$57,914	$170,843

	Healthcare Services		Medical Products	Total

For the year ended March 31, 2009
Sales and service revenue	$79,357		$92,085	$171,442
Gross Profit	n/a	*	23,058	n/a
Gross Profit %	n/a	*	25%	n/a
Income from operations before foreign exchange	$7,309		$508	$7,817
Foreign exchange gain				342

Income from operations				$8,159
Other (expense), net				(508)

Income before income taxes				$7,651

Assets as of March 31, 2009	$94,675		$67,962	$162,637

*	Gross profit margins not routinely calculated in the healthcare industry.

**	Represents investment in unconsolidated affiliate.

19. SELECTED QUARTERLY DATA (UNAUDITED)
(in thousands except per share data)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
For the nine months ended December 31, 2010:

Revenue	$41,488	$45,174	$50,014	N/A
Income before income taxes	1,848	4,734	2,720	N/A
Net income	836	3,237	1,741	N/A

Net income per common share — basic	.06	.21	.11	N/A
Net income per common share — diluted	.06	.20	.10	N/A

For the year ended March 31, 2010:

Revenue	$45,331	$38,119	$46,484	$41,257
Income before income taxes	4,826	1,547	6,620	1,307
Net income	3,253	538	3,898	515

Net income per common share — basic	.22	.04	.27	.04
Net income per common share — diluted	.20	.03	.24	.03

For the year ended March 31, 2009:

Revenue	$32,068	$38,110	$41,600	$59,664
Income before income taxes	1,003	1,113	1,504	4,031
Net (loss) income	(161)	862	846	3,417

Net (loss) income per common share — basic	(.01)	.06	.06	.24
Net (loss) income per common share — diluted	(.01)	.05	.05	.22
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
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
     In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. A control deficiency exists when the design or operation of a control does not allow management or employees, in the ordinary course of performing their assigned functions, to prevent or detect misstatements on a timely basis. A significant deficiency is a control deficiency, or combination of control deficiencies, that adversely affects the Company’s ability to initiate, authorize, record, process, or report external financial data reliably in accordance with GAAP, such that there is a more than remote likelihood that a misstatement of the Company’s annual or interim financial statements that is more than inconsequential will not be prevented or detected. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Our CEO and CFO have concluded that, as of the end of the period covered by this Transition Report on Form 10-K, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
Changes in Internal Control of Financial Reporting During the Quarter
     Our management, including our principal executive and principal financial officers have evaluated any changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2010, and has concluded that there was no change that occurred during the quarter ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
     Management assessed internal control over financial reporting of the Company and subsidiaries as of December 31, 2010. The Company’s management conducted its assessment in accordance with the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management concluded that our internal control over financial reporting was effective as of December 31, 2010.
     BDO USA, LLP, the independent registered public accounting firm who also audited the Company’s consolidated financial statements, has issued its own attestation report on the effectiveness of internal controls over our financial reporting as of December 31, 2010, which is filed herewith.

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
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(1) The following consolidated financial statements of Chindex International, Inc. are included in Part II, Item 8:
Reports of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2010 and March 31, 2010.
Consolidated Statements of Operations for the nine months ended December 31, 2010 and 2009 (unaudited) and the years ended March 31, 2010 and 2009.
Consolidated Statements of Cash Flows for the nine months ended December 31, 2010 and 2009 (unaudited) and the years ended March 31, 2010 and 2009.
Consolidated Statements of Stockholders’ Equity for the nine months ended December 31, 2010 and the years ended March 31, 2010 and 2009.
Notes to Consolidated Financial Statements.
(a)(2) The following financial statement schedule of Chindex International is included in Item 15(d):
Schedule II Valuation and Qualifying Accounts.

	Balance
	beginning of	Additions	Additions not		Balance end
Description (amounts in thousands)	year	expensed	expensed	Deductions*	of year
For the nine months ended December 31, 2010:

Allowance for doubtful receivables	$6,158	1,489	—	899	$6,748
Inventory valuation allowance	$276	137	89	502	$—
Deferred income tax valuation allowance	$5,097	—	97	2,854	$2,340
Demonstration inventory allowance	$2,397	491	71	2,959	$—

For the year ended March 31, 2010:
Allowance for doubtful receivables	$5,041	1,467	6	356	$6,158
Inventory valuation allowance	$151	342	—	217	$276
Deferred income tax valuation allowance	$3,424	1,671	2	—	$5,097
Demonstration inventory allowance	$2,264	541	—	408	$2,397

For the year ended March 31, 2009:
Allowance for doubtful receivables	$3,940	1,643	116	658	$5,041
Inventory valuation allowance	$—	295	—	144	$151
Deferred income tax valuation allowance	$4,583	—	(167)	992	$3,424
Litigation accrual	$921	—	—	921	$—
Demonstration inventory allowance	$1,232	652	380	—	$2,264

*	For the nine months ended December 31, 2010, deductions primarily include amounts related to the deconsolidation of MPD.
All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.
(b) Exhibits
The exhibits listed below are filed as a part of this Transition Report:

3.1	Amended and Restated Certificate of Incorporation of the Company dated October 28, 2004. Incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2005.

3.2	Amendment to Certificate of Incorporation dated July 10, 2007. Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated July 10, 2007.

3.3	By-laws of the Company. Incorporated by reference to Annex C to the Company’s Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on June 7, 2002.

3.4	Certificate of Designations of Series A Junior Participating Preferred Stock of the Company. Incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2007.

4.1	Form of Specimen Certificate representing the Common Stock of the Company. Incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form SB-2 (No. 33-78446) (The “IPO Registration Statement”).

4.2	Form of Specimen Certificate representing the Class B Common Stock of the Company. Incorporated by reference to Exhibit 4.3 to the IPO Registration Statement.

4.3	Rights Agreement, dated as of June 7, 2007, between the Company and American Stock Transfer & Trust Company, as Rights Agent, which includes a form of Right Certificate as Exhibit B and a Summary of Rights to Purchase Preferred Stock as Exhibit C. Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated June 4, 2007.

4.4	Amendment No. 1 to Rights Agreement, dated as of November 4, 2007, between the Company and American Stock Transfer & Trust Company, as Rights Agent. Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated November 7, 2007.

4.5	Amendment No. 2 to Rights Agreement, dated as of June 8, 2010, between the Company and American Stock Transfer & Trust Company, as Rights Agent. Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated June 14, 2010 (the “June 14, 2010 Form 8-K”).

10.1*	The Company’s 1994 Stock Option Plan, as amended as of July 17, 2001. Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the six months ended June 30, 2001.

10.2*	The Company’s 2004 Stock Incentive Plan. Incorporated by reference to Annex B to the Company’s Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on September 14, 2004.

10.3*	The Company’s 2007 Stock Incentive Plan, as amended and restated as of November 22, 2010 (filed herewith).

10.4*	The Company’s 2011 Executive Management Incentive Plan (“EMIP”). Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 2010.

10.5*	Form of Outside Director Restricted Stock Grant Letter. Incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K dated September 11, 2007 (the “September 11, 2007 Form 8-K”).

10.6*	Form of Employee Restricted Stock Grant Letter. Incorporated by reference to Exhibit 99.3 to the September 11, 2007 Form 8-K.

10.7*	Form of Employee Stock Option Grant Letter. Incorporated by reference to Exhibit 99.4 to the September 11, 2007 Form 8-K.

10.8*	Form of Stock Option Grant Letter for EMIP awards. Incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2009.

10.9*	Form of Employee Restricted Stock Grant Letter (filed herewith).

10.10*	Form of Executive Stock Option Grant Letter (filed herewith).

10.11	Lease Agreement dated November 8, 1995 between the School of Posts and Telecommunications and the Company. Incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995.

10.12	Amendments Numbers One, Two and Three to the Lease Agreement between the School of Posts and Telecommunications and the Company dated November 8, 1995, each such amendment dated November 26, 1996. Incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997.

10.13	Lease Agreement dated May 10, 1998, between the School of Posts and Telecommunications and the Company relating to the lease of additional space. Incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998.

10.14	Contractual Joint Venture Contract dated September 27, 1995 between the Chinese Academy of Medical Sciences Union Medical & Pharmaceutical Group Beijing Union Medical & Pharmaceutical General Corporation and the Company. Incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995.

10.15	First Investment Loan Manager Demand Promissory Note dated July 10, 1997 between First National Bank of Maryland and the Company. Incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997.

10.16	Distribution Agreement dated October 11, 2001 between Siemens AG and the Company. Incorporated by reference to Exhibit 10.18 to the Company’s Quarterly Report on Form 10-Q for the nine months ended September 30, 2001.

10.17*	Amended and Restated Employment Agreement, dated as of December 15, 2008, between the Company and Roberta Lipson. Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the nine months ended December 31, 2008.

10.18*	Amended and Restated Employment Agreement, dated as of December 15, 2008, between the Company and Elyse Beth Silverberg. Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the nine months ended December 31, 2008.

10.19*	Amendment, dated as of December 31, 2010, to Amended and Restated Employment Agreement, dated as of December 15, 2008, between the Company and Elyse Beth Silverberg. Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K dated December 31, 2010 (the “December 31, 2010 Form 8-K”).

10.20*	Amended and Restated Employment Agreement, dated as of December 22, 2008, between the Company and Lawrence Pemble. Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the nine months ended December 31, 2008.

10.21*	Amendment, dated as of December 31, 2010, to Amended and Restated Employment Agreement, dated as of December 22, 2008, between the Company and Lawrence Pemble. Incorporated by reference to Exhibit 10.7 to the December 31, 2010 Form 8-K.

10.22*	Employment Agreement, dated November 11, 2008, between the Company and Robert Low. Incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the nine months ended December 31, 2008.

10.23	Securities Purchase Agreement dated November 7, 2007 between the Company and Magenta Magic Limited. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 7, 2007.

10.24	RMB Loan Agreement dated October 10, 2005 among Beijing United Family Health Center, Shanghai United Family Hospital, Inc. and International Finance Corporation. Incorporated by reference to Exhibit 10.28 to the Company’s Quarterly Report on Form 10-Q for the six months ended September 30, 2005.

10.25	Guarantee Agreement dated October 11, 2005 between the Company and International Finance Corporation. Incorporated by reference to Exhibit 10.29 to the Company’s Quarterly Report on Form 10-Q for the six months ended September 30, 2005.

10.26	Loan Agreement dated December 10, 2007 between the Company and International Finance Corporation. Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated December 10, 2007 (the “December 10, 2007 Form 8-K”).

10.27	Amendment to Loan Agreement, dated as of January 3, 2008, between Chindex China Healthcare Finance, LLC and International Finance Corporation. Incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K dated January 10, 2008 (the “January 10, 2008 Form 8-K”).

10.28	Securities Purchase Agreement dated December 10, 2007 between the Company and International Finance Corporation. Incorporated by reference to Exhibit 10.1 to the December 10, 2007 Form 8-K.

10.29	Loan Agreement, dated as of January 8, 2008, between Chindex China Healthcare Finance, LLC and DEG-Deutsche Investitions-Und Entwicklungsgesellschaft. Incorporated by reference to Exhibit 4.1 to the January 10, 2008 Form 8-K.

10.30	Amendment to Loan Agreement, dated as of May 27, 2009, between Chindex China Healthcare Finance, LLC and DEG-Deutsche Investitions-Und Entwicklungsgesellschaft. Incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2009.

10.31	SPV Guarantee Agreement, dated as of January 8, 2008, between Chindex China Healthcare Finance, LLC and DEG-Deutsche Investitions und Entwicklungsgesellschaft. Incorporated by reference to Exhibit 4.2 to the January 10, 2008 Form 8-K.

10.32	Contractual Joint Venture Contract dated February 9, 2002 between Shanghai Changning District Central Hospital and the Company. Incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

10.33	Lease Agreement between Shanghai Changning District Hospital and the Company related to the lease of the building for Shanghai United Family Hospital. Incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

10.34	Lease Agreement between China Arts & Crafts Import & Export Corporation and Chindex (Beijing) Consulting Incorporated related to the lease of the building for the Company’s main office in Beijing. Incorporated by reference to Exhibit 10.17 to the Company’s Quarterly Report on Form 10-Q for the six months ended June 30, 2002.

10.35	Agreement between Siemens AG and the Company for long-term payment of vendor invoices. Incorporated by reference to Exhibit 10.18 to the Company’s Quarterly Report on Form 10-Q for the nine months ended September 30, 2002.

10.36	Form of Common Stock Purchase Warrant issued to investors on March 24, 2005. Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated March 21, 2005.

10.37	Amendatory Letter No.1 dated February 5, 2009 to Loan Agreement dated December 10, 2007 between the Company and International Finance Corporation. Incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2009.

10.38	Stock Purchase Agreement dated June 14, 2010 among the Company, Fosun Industrial Co., Limited and Shanghai Fosun Pharmaceutical (Group) Co., Ltd. Incorporated by reference to Exhibit 10.1 to the June 14, 2010 Form 8-K.

10.39	Stockholder Agreement dated June 14, 2010 among the Company, Fosun Industrial Co., Limited and Shanghai Fosun Pharmaceutical (Group) Co., Ltd. Incorporated by reference to Exhibit 10.2 to the June 14, 2010 Form 8-K.

10.40	Formation Agreement dated December 28, 2010 among Fosun Industrial Co., Limited, Ample Up Limited, Shanghai Fosun Pharmaceutical (Group) Co., Ltd., the Company, Chindex Medical Holdings (BVI) Limited and Chindex Medical Limited. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 28, 2010 (the “December 28, 2010 Form 8-K”).

10.41	Share Transfer Agreement dated December 27, 2010 between Shanghai Fosun Pharmaceutical (Group) Co., Ltd. and Chindex Export Limited. Incorporated by reference to Exhibit 10.2 to the December 28, 2010 Form 8-K.

10.42	Entrusted Management Agreement dated December 31, 2010 among Shanghai Technology Innovation Co., Ltd., Shanghai Fosun Pharmaceutical (Group) Co., Ltd. and Chindex Export Limited. Incorporated by reference to Exhibit 10.1 to the December 31, 2010 Form 8-K.

10.43	Shareholder’s Voting Proxy Agreement dated December 31, 2010 among Shanghai Technology Innovation Co., Ltd., Shanghai Fosun Pharmaceutical (Group) Co., Ltd. and Chindex Export Limited. Incorporated by reference to Exhibit 10.2 to the December 31, 2010 Form 8-K.

10.44	Joint Venture Governance and Shareholders Agreement dated December 31, 2010 among Chindex Medical Holdings (BVI) Limited, Ample Up Limited, Chindex Medical Limited and certain subsidiaries of Chindex Medical Limited and Fosun Pharmaceutical (Group) Co., Ltd. Incorporated by reference to Exhibit 10.3 to the December 31, 2010 Form 8-K.

10.45	Trademark License Agreement dated December 31, 2010 between the Company and Chindex Medical Limited. Incorporated by reference to Exhibit 10.4 to the December 31, 2010 Form 8-K.

10.46	Services Agreement dated December 31, 2010 between the Company and Chindex Export Medical Products, LLC. Incorporated by reference to Exhibit 10.5 to the December 31, 2010 Form 8-K.

23.1	Consent of Independent Registered Public Accounting Firm (filed herewith)

31.1	Certification of the Company’s Chief Executive Officer Pursuant to Rule 13a-14(a) (filed herewith)

31.2	Certification of the Company’s Chief Financial Officer Pursuant to Rule 13a-14(a) (filed herewith)

31.3	Certification of the Company’s Principal Accounting Officer Pursuant to Rule 13a-14(a) (filed herewith)

32.1	Certification of the Company’s Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 (filed herewith)

32.2	Certification of the Company’s Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 (filed herewith)

32.3	Certification of the Company’s Principal Accounting Officer Pursuant to 18 U.S.C. Section 1350 (filed herewith)

*	Management contract or compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINDEX INTERNATIONAL, INC.
Dated: March 16, 2011	By:	/S/ Roberta Lipson
Roberta Lipson
Chief Executive Officer (principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Dated: March 16, 2011	By:	/S/ Kenneth A. Nilsson
Kenneth A. Nilsson
Chairman of the Board

Dated: March 16, 2011	By:	/S/ Roberta Lipson
Roberta Lipson
Chief Executive Officer and Director (principal executive officer)

Dated: March 16, 2011	By:	/S/ Lawrence Pemble
Lawrence Pemble
Executive Vice President-Finance, Chief Financial Officer and Director (principal financial officer)

Dated: March 16, 2011	By:	/S/ Elyse Beth Silverberg
Elyse Beth Silverberg
Executive Vice President, Secretary and Director

Dated: March 16, 2011	By:	/S/ Robert C. Low
Robert C. Low
Vice President of Finance, Chief Accounting Officer and Corporate Controller (principal accounting officer)

Dated: March 16, 2011	By:	/S/ Holli Harris
Holli Harris
Director

Dated: March 16, 2011	By:	/S/ Carol R. Kaufman
Carol R. Kaufman
Director

Dated: March 16, 2011	By:	/S/ Julius Y. Oestreicher
Julius Y. Oestreicher
Director