Form 10-Q
period 2011-03-31
CHINDEX INTERNATIONAL INC
filed 2011-05-10
CIK 922717

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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
Yes ☐ No ☑
The number of shares outstanding of each class of the registrant’s common equity, as of May 8, 2011, was 15,323,041 shares of Common Stock and 1,162,500 shares of Class B Common Stock.

CHINDEX INTERNATIONAL, INC.
INDEX
FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CHINDEX INTERNATIONAL, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(in thousands except share data)
(Unaudited)

	March 31, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$42,600	$32,007
Restricted cash	300	300
Investments	37,074	37,631
Accounts receivable, less allowance for doubtful accounts of $7,253 and $6,748, respectively	11,019	11,601
Receivables from affiliates	1,270	9,330
Inventories, net	1,432	1,413
Deferred income taxes	3,574	3,242
Other current assets	2,785	3,856

Total current assets	100,054	99,380
Restricted cash and sinking funds	990	980
Investments	1,329	2,439
Investment in unconsolidated affiliate	32,107	31,756
Property and equipment, net	38,437	37,099
Noncurrent deferred income taxes	160	108
Other assets	2,449	2,411

Total assets	$175,526	$174,173

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,710	$4,038
Payable to affiliates	1,181	—
Accrued expenses	9,343	8,541
Other current liabilities	3,521	3,874
Income taxes payable	1,890	2,147

Total current liabilities	18,645	18,600
Long-term debt and convertible debentures	23,231	23,070
Long-term deferred tax liability	431	431

Total liabilities	42,307	42,101

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value, 500,000 shares authorized, none issued	—	—
Common stock, $.01 par value, 28,200,000 shares authorized, including 3,200,000 designated Class B:
Common stock — 15,323,041 and 15,310,426 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	153	153
Class B stock — 1,162,500 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	12	12
Additional paid-in capital	117,268	115,815
Accumulated other comprehensive income	5,726	4,802
Retained earnings	10,060	11,290

Total stockholders’ equity	133,219	132,072

Total liabilities and stockholders’ equity	$175,526	$174,173

The accompanying notes are an integral part of these consolidated condensed financial statements.

CHINDEX INTERNATIONAL, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(in thousands except share and per share data)
(Unaudited)

	Three months ended March 31,
	2011	2010
Revenue
Healthcare services revenue	$24,185	$21,168
Product sales	—	20,088

Total revenue	24,185	41,256

Operating expenses
Healthcare services:
Salaries, wages and benefits	14,755	12,378
Other operating expenses	4,319	3,298
Supplies and purchased medical services	2,635	2,120
Bad debt expense	432	339
Depreciation and amortization	1,137	880
Lease and rental expense	1,200	976

	24,478	19,991

Products:
Product sales costs	—	14,553
Product selling and other operating expenses	—	5,579

	—	20,132

Total operating expenses	24,478	40,123

(Loss) income from operations	(293)	1,133

Other income and (expenses)
Interest income	142	137
Interest (expense)	(103)	(199)
Equity in loss of unconsolidated affiliate	(147)	—
Miscellaneous (expense) income — net	(42)	235

(Loss) income before income taxes	(443)	1,306
Provision for income taxes	(787)	(791)

Net (loss) income	$(1,230)	$515

Net (loss) income per common share — basic	$(.08)	$.04

Weighted average shares outstanding — basic	16,075,847	14,721,901

Net (loss) income per common share — diluted	$(.08)	$.04

Weighted average shares outstanding — diluted	16,075,847	16,188,973

The accompanying notes are an integral part of these consolidated condensed financial statements.

CHINDEX INTERNATIONAL, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three months ended March 31,
	2011	2010
OPERATING ACTIVITIES
Net (loss) income	$(1,230)	$515
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,137	980
Provision for demonstration inventory	—	137
Inventory write down	(1)	83
Provision for doubtful accounts	432	495
Loss on disposal of property and equipment	49	20
Equity in loss of unconsolidated affiliate	147	—
Deferred income taxes	(354)	548
Stock based compensation	1,202	854
Foreign exchange (gain) loss	(19)	825
Amortization of debt issuance costs	2	2
Amortization of debt discount	63	62
Non-cash charge for change in fair value of warrants	—	(224)
Changes in operating assets and liabilities:
Restricted cash	—	(340)
Accounts receivable	264	6,476
Accounts receivable from affiliates	8,060	—
Inventories	(3)	(1,188)
Other current assets and other assets	1,070	431
Accounts payable, accrued expenses, other current liabilities and deferred revenue	5,001	(131)
Accounts payable to affiliates	1,181	—
Income taxes payable	(278)	(721)

Net cash provided by operating activities	16,723	8,824
INVESTING ACTIVITIES
Purchases of short-term investments and CDs	(20,265)	—
Proceeds from redemption of CDs	21,987	20,800
Purchases of property and equipment	(8,064)	(3,243)

Net cash (used in) provided by investing activities	(6,342)	17,557
FINANCING ACTIVITIES
Proceeds from debt, vendor financing and convertible debentures	—	(83)
Repayment of debt, sinking fund deposits and vendor financing	—	(212)
Repurchase of restricted stock for income tax withholding	—	(1)
Proceeds from exercise of stock options and warrants	114	90

Net cash provided by (used in) financing activities	114	(206)
Effect of foreign exchange rate changes on cash and cash equivalents	98	719

Net increase in cash and cash equivalents	10,593	26,894
Cash and cash equivalents at beginning of period	32,007	20,293

Cash and cash equivalents at end of period	$42,600	$47,187

Supplemental disclosures of cash flow information:
Cash paid for interest	$—	$641
Cash paid for taxes	$1,418	$4,770

Non-cash investing and financing activities consist of the following:
Property and equipment additions included in accounts payable	$5,921	$532
Cashless exercise of warrants at fair value	$—	$800
Exercise of warrants at fair value	$—	$(201)
The accompanying notes are an integral part of these consolidated condensed financial statements.

CHINDEX INTERNATIONAL, INC.
CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the three months ended March 31, 2011
(in thousands except share data)
(Unaudited)

							Accumulated Other
	Common Stock		Common Stock Class B		Additional Paid In	Retained	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Earnings	Income	Total
Balance at December 31, 2010	15,310,426	$153	1,162,500	$12	$115,815	$11,290	$4,802	$132,072

Net (loss) income	—	—	—	—	—	(1,230)	—	(1,230)

Foreign currency translation adjustment	—	—	—	—	—	—	563	563

Share of other comprehensive income of unconsolidated affiliate	—	—	—	—	—	—	361	361

Comprehensive loss	—	—	—	—	—	—	—	(306)

Stock based compensation	—	—	—	—	1,339	—	—	1,339

Options exercised and issuance of restricted stock	12,615	—	—	—	114	—	—	114

Balance at March 31, 2011	15,323,041	$153	1,162,500	$12	$117,268	$10,060	$5,726	$133,219

The accompanying notes are an integral part of these consolidated condensed financial statements.

CHINDEX INTERNATIONAL, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
Note 1. BASIS OF PRESENTATION
     Chindex International, Inc. (“the Company”), founded in 1981, is an American health care company providing health care services in China through the operations of United Family Healthcare, a network of private care hospitals and affiliated ambulatory clinics. United Family Healthcare (“UFH”) currently operates in Beijing, Shanghai and Guangzhou.
     The accompanying unaudited consolidated condensed financial statements of Chindex International, Inc. have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year. For further information, refer to the consolidated financial statements and footnotes thereto included in our Transition Report on Form 10-K for the nine months ended December 31, 2010.
Change in fiscal yearend
     The Company changed its fiscal yearend from March 31 to December 31 each year, effective December 31, 2010.
Policies and procedures
Consolidation
     The consolidated condensed financial statements include the accounts of the Company, its subsidiaries in which the Company has greater than 50 percent ownership, and variable interest entities. All intercompany balances and transactions are eliminated in consolidation. Entities in which the Company has less than 50 percent ownership or does not have a controlling financial interest but is considered to have significant influence are accounted for on the equity method.
     On December 31, 2010, the Company’s Medical Products division was contributed to Chindex Medical Limited (CML), a newly formed entity in which the Company has a 49% ownership interest (see Note 4). Until December 31, 2010, the Company operated in two business segments, the Healthcare Services division and the Medical Products division. On December 31, 2010, the Company deconsolidated the Medical Products division upon the formation of CML, a newly formed entity consisting of certain medical device businesses contributed by Chindex and Shanghai Fosun Pharmaceutical (Group) Co., Ltd. (“FosunPharma”). The investment in CML is recorded using the equity method of accounting, effective December 31, 2010, with Chindex’s 49% interest in the earnings of CML beginning January 1, 2011.
     Due to the deconsolidation of the Medical Products division on December 31, 2010, the Company now operates in only one reportable segment based on the way the Company manages its business. Major decisions, including capital resource allocations, are made at the corporate level by the “Chief Operating Decision Maker” team, not at the regional market or hospital level.

Use of Estimates
     The preparation of the consolidated condensed financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated condensed financial statements and the reported amounts of revenue and expenses during the reporting period. Because of the use of estimates inherent in the financial reporting process, actual results could differ from those estimates. Areas in which significant judgments and estimates are used include revenue recognition, receivable collectibility, and deferred tax valuation allowances.
Revenue Recognition
     The Company earns revenue from providing healthcare services and, in the prior year, sales of products.
     Revenue related to services provided by the Healthcare Services division is net of contractual adjustments or discounts and is recognized in the period services are provided. The Healthcare Services division makes an estimate at the end of the month for certain inpatients who have not completed service. This estimate reflects only the cost of care up to the end of the month.
     In the Healthcare Services business, our revenue is dependent on seasonal fluctuations related to epidemiology factors and the life styles of the expatriate community. As a result of these factors impacting the timing of revenues, our operating results have varied and are expected to continue to vary from period to period and year to year.
Reclassifications
     Certain balances in the 2010 consolidated condensed financial statements have been reclassified to conform to the 2011 presentation. The changes primarily relate to the Statement of Operations. Due to the deconsolidation of the Company’s previous Medical Products business, the captions in the Statement of Operations have been revised to reflect a presentation more common for companies in the hospital and healthcare services businesses.
Note 2. INVESTMENTS
     The following table summarizes the Company’s investments, including accrued interest, as of March 31, 2011 and December 31, 2010 (in thousands):

	March 31, 2011	December 31, 2010
Current investments:
Certificates of deposit	$32,458	$34,037
U.S. Government Sponsored Enterprises	401	500
Corporate bonds	4,215	3,094

Total current investments	$37,074	$37,631

Noncurrent investments:
Corporate bonds	$1,329	2,439

Total noncurrent investments	$1,329	$2,439

     The Company’s current investments as of March 31, 2011 include $32,458,000 of Certificates of Deposit, with fixed interest rates between 0.05% and 2.25% issued by HSBC, a large international financial institution, and by large financial institutions in China. The Company’s investments in Certificates of Deposit are intended to be held to maturity. Other than Certificates of Deposit, the Company’s current investments also include available-for-sale securities at fair value, which approximates cost, of $401,000 issued by U.S. Government-sponsored enterprises and corporate bonds of $4,215,000, which mature within one year from the date of purchase. The Company’s current investments are recorded at fair value, and the difference between fair value and amortized cost as of March 31, 2011 was de minimis. The Company’s noncurrent investments of $1,329,000 as of March 31, 2011, consist of corporate bonds which mature in 23 to 33 months.
     The Company’s current investments as of December 31, 2010 include $34,037,000 of Certificates of Deposit, with fixed interest rates between 0.05% and 2.25% issued by HSBC, a large international financial institution, and by large financial institutions in China. The Company’s investments in Certificates of Deposit are intended to be held to maturity. Other than Certificates of Deposit, the Company’s current investments also include available-for-sale securities at fair value, which approximates cost, of $500,000 issued by U.S. Government-sponsored enterprises and corporate bonds of $3,094,000, which mature within one year from the date of purchase. The Company’s current investments are recorded at fair value, and the difference between fair value and amortized cost as of December 31, 2010 was de minimis. The Company’s noncurrent investments of $2,439,000 as of December 31, 2010, consist of corporate bonds which mature in 13 to 21 months.
Note 3. INVENTORIES, NET
     Inventories consist of medical supplies and pharmaceuticals in the amounts of $1,432,000 at March 31, 2011 and $1,413,000 at December 31, 2010, respectively.
Note 4. INVESTMENT IN UNCONSOLIDATED AFFILIATE
     On December 31, 2010, Chindex International, Inc. (“Chindex”) and Shanghai Fosun Pharmaceutical (Group) Co., Ltd. (“FosunPharma”), a leading manufacturer and distributor of Western and Chinese medicine and devices in China, completed the first closing of the formation of a joint venture to independently operate certain combined medical device businesses, including Chindex’s Medical Products division (MPD). The formation of the joint venture represents a basis of the strategic alliance between the two companies, which aims to capitalize on the long-term opportunity presented by medical product sectors in China. The joint venture entity, Chindex Medical Limited (the “joint venture” or “CML”), a Hong Kong entity, is focused on marketing, distributing, selling and servicing medical devices in China, including in Hong Kong, as well as activities in R&D and manufacturing of medical devices for the Chinese and export markets. CML is owned 51% by FosunPharma and 49% by Chindex.
     CML owns the Chindex-contributed businesses (principally the Medical Products division) and is entitled to a pending and obligatory final investiture of the FosunPharma-contributed businesses. The FosunPharma-contributed businesses have been segregated and, until such investiture, are being operated and managed by the joint venture under an entrustment arrangement. Such investiture will be finished once all requisite governmental and other approvals and other closing conditions have been satisfied.
     FosunPharma has a controlling financial interest in CML. Accordingly, Chindex deconsolidated its Medical Products Division from its consolidated balance sheet, effective December 31, 2010. Beginning with the commencement of CML operations on January 1, 2011, Chindex follows the equity method of accounting to recognize its 49% interest in the net assets and the net earnings of CML on an on-going basis.

     Summarized financial information for the unconsolidated CML affiliate for which the equity method of accounting is used is presented below on a 100 percent basis. The assets and liabilities of CML as of March 31, 2011 including provisional fair value adjustments are as follows (in thousands):

	March 31, 2011	December 31, 2010
Current assets	$84,481	$94,083
Noncurrent assets	15,980	17,543

Total assets	$100,461	$111,626

Current liabilities	$42,024	$53,551
Noncurrent liabilities	1,062	1,064

Total liabilities	43,086	54,615
Stockholders’ equity	57,375	57,011

Total liabilities and stockholders’ equity	$100,461	$111,626

Three months ended
March 31, 2011
Revenue	$26,087
Income before income taxes	244
Net loss	(37)
     CML is a 51%-owned subsidiary of FosunPharma. The assets, liabilities and stockholders’ equity in the summarized financial data table presented above for CML have been prepared on a stand-alone basis, with the assets and liabilities of the entities contributed to CML by FosunPharma reported on a historical cost basis, while the assets and liabilities acquired from Chindex have been recorded on a fair value basis. In reporting its 49% interest in the net assets and net earnings of CML using the equity method of accounting, Chindex includes its 49% interest in the stand-alone financial statements of CML, and also records adjustments to reflect the amortization of basis differences attributable to the fair values in excess of net book values of identified tangible and intangible assets contributed by FosunPharma to CML at its formation date. In addition, certain employees of CML participate in Chindex stock-based compensation programs. The expense for these stock options or restricted stock is recognized by CML as the services are provided. The total stock-based compensation expense recognized by CML in the three months ended March 31, 2011 was $279,000.
     For the three months ended March 31, 2011, Chindex recognized a loss of $147,000 for its 49% equity in the operating results of CML, which consisted of a loss of $18,000 for the stand-alone loss of CML (after recognition of stock-based compensation expense) and $129,000 for the amortization of basis differences attributable to acquired intangibles.
     As of March 31, 2011, Chindex had a receivable from CML of $1,270,000 and a payable to CML of $1,181,000.
     As of December 31, 2010, Chindex had a net receivable from CML of $9,330,000. This amount was substantially settled by cash payment in January 2011.

Note 5. PROPERTY AND EQUIPMENT, NET
     (in thousands)

	March 31, 2011	December 31, 2010

Property and equipment, net consists of the following:
Furniture and equipment	$17,867	$17,592
Vehicles	231	170
Construction in progress	14,090	12,224
Leasehold improvements	18,183	17,988

	50,371	47,974
Less: accumulated depreciation and amortization	(11,934)	(10,875)

	$38,437	$37,099

     Construction in progress relates to the development of the United Family Healthcare network of private hospitals and health clinics in China, including facilities and systems development. Construction costs incurred during the three months ended March 31, 2011 primarily related to the expansion of the Company’s existing Beijing hospital campus including facilities which will provide neurosurgical and orthopedic surgery services and initial construction of the women and children’s hospital in Tianjin. Capitalized interest on construction in progress was $122,000 and $25,000 during the three months ended March 31, 2011 and 2010, respectively. Depreciation and amortization expense for property and equipment for the three months ended March 31, 2011 was $1,137,000 and was $980,000 for the three months ended March 31, 2010, which included $100,000 related to the Medical Product business.
Note 6. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
     (in thousands):

	March 31, 2011	December 31, 2010

Accrued expenses:
Accrued expenses- healthcare services	$3,573	$3,331
Accrued compensation	4,561	3,531
Accrued expenses- other	1,209	1,679

	$9,343	$8,541

Other current liabilities:
Accrued other taxes payable- non-income	$576	$698
Customer deposits	2,386	2,609
Other current liabilities	559	567

	$3,521	$3,874

Note 7. DEBT
     The Company’s short-term and long-term debt balances are: (in thousands)

	March 31, 2011		December 31, 2010
	Short term	Long term	Short term	Long term
Long term loan	$—	$9,896	$—	$9,797
Convertible notes, net of debt discount	—	13,335	—	13,273

	$—	$23,231	$—	$23,070

Long term loan- IFC 2005
     In October 2005, Beijing United Family Hospital (BJU) and Shanghai United Family Hospital (SHU), majority-owned subsidiaries of the Company, obtained long-term debt financing under a program with the International Finance Corporation (IFC) (a division of the World Bank) for 64,880,000 Chinese Renminbi (approximately $8,000,000). The term of the loan is 10 years at an initial interest rate of 6.73% with the borrowers required to make annual payments into a sinking fund beginning with the first payment in September 2010. Deposits into the sinking fund will accumulate until a lump sum payment is made at maturity of the debt in October 2015. The interest rate will be reduced to 4.23% for any amount of the outstanding loan on deposit in the sinking fund. The loan program also includes certain other covenants which require the borrowers to achieve and maintain specified liquidity and coverage ratios in order to conduct certain business transactions such as pay intercompany management fees or incur additional indebtedness. As of March 31, 2011, the Company was in compliance. Chindex International, Inc. guaranteed repayment of this loan. In terms of security, IFC has, among other things, a lien over the equipment owned by the borrowers and over their bank accounts. In addition, IFC has a lien over Chindex bank accounts not already pledged, but not over other Chindex assets. As of March 31, 2011, the outstanding balance of this debt was 64,880,000 Chinese Renminbi (current translated value of $9,896,000, see “Foreign Currency Exchange and Impact of Inflation”) classified as long-term. As the annual deposits into the sinking fund do not extinguish a portion of the long-term debt liability, the entire loan is expected to be classified as long-term until a financial reporting date that is less than one year from final maturity. The balance sheet classification of the sinking fund assets is similarly noncurrent, until a date that is less than one year from the lump sum payment. As of March 31, 2011, sinking fund assets of 6,488,000 Chinese Renminbi (current translated value of $990,000) were included in Restricted Cash and Sinking Funds on the Company’s consolidated condensed balance sheets.
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
     The Tranche C Notes have a ten-year maturity, bear no interest of any kind and are convertible at the same conversion price as the Tranche B Notes at any time and will be automatically converted upon the completion of two proposed new and/or expanded hospitals in China in Beijing and Guangzhou (the “JV Hospitals”), subject to compliance with certain JPM Financing provisions. Notwithstanding the foregoing, the Notes would be automatically converted after the earlier of 12 months having elapsed following commencement of operations at either of the JV Hospitals or either of the JV Hospitals achieving break-even earnings before interest, taxes, depreciation and amortization for any 12-month period ending on the last day of a fiscal quarter, subject to compliance with certain JPM Financing provisions.
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
     In connection with the issuance of the Notes, the Company incurred issuance costs of $314,000, which primarily consisted of legal and other professional fees. Of these costs, $61,000 is attributable to the Tranche A shares, $159,000 is attributable to Tranche B Notes which converted in January 2008 and the remaining of $94,000 is attributable to the Tranche C Notes and has been capitalized to be amortized over the life of the Notes. As of March 31, 2011 and December 31, 2010, the unamortized financing cost was $61,000 and $64,000, respectively, and is included in Other Assets in the consolidated condensed balance sheets.
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
     The debt discount pursuant to the Notes as of March 31, 2011 and December 31, 2010 and was $1,664,000 and, $1,727,000, respectively. Amortization of the discount was approximately $63,000 for the three months ended March 31, 2011 and March 31, 2010, respectively.
Loan Facility- IFC 2007
     The Company had entered into a loan agreement with IFC (the “IFC Facility”), designed to provide for loans (the “IFC Loans”) in the aggregate amount of $25 million to expand the Company’s United Family Hospitals and Clinics network of private hospitals and clinics in China, subject to the satisfaction of certain disbursement conditions, including the establishment of two new Joint Venture entities in Beijing and Guangzhou (the “Joint Ventures”) qualified to undertake the construction, equipping and operation of the proposed healthcare facilities, minimum Company ownership and control over the Joint Ventures, the availability to IFC of certain information regarding the Joint Ventures and other preconditions. The IFC Loans were designed to fund a portion of the Company’s financing for the expansion program. There can be no assurances that the preconditions to disbursements under the IFC Facility will be satisfied or that, in any event, disbursements under the IFC Facility will be achieved. As of March 31, 2011, the IFC Facility was not available.
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
     The IFC Facility contains customary financial covenants, including maintenance of a maximum ratio of liabilities to tangible net worth and a minimum debt service coverage ratio, and covenants that, among other things, place limits on the Company’s ability to incur debt, create liens, make investments and acquisitions, sell assets, pay dividends, prepay subordinated debt, merge with other entities, engage in transactions with affiliates, and make capital expenditures. The IFC Facility also contains customary events of default. As of March 31, 2011, the Company was in compliance with the loan covenants as amended.
Loan Facility- DEG 2008
     Chindex China Healthcare Finance, LLC (“China Healthcare”), a wholly-owned subsidiary of the Company, had entered into a Loan Agreement with DEG-Deutsche Investitions und Entwicklungsgesellschaft (DEG) of Cologne, Germany, a member of the KfW banking group, designed to provide for loans (the “DEG Loans”) in the aggregate amount of $20 million to expand the Company’s United Family Hospitals and Clinics network of private hospitals and clinics in Beijing and Guangzhou, China (the “DEG Facility”), subject to substantially the same disbursement conditions as contained in the IFC Facility. The DEG Loans were designed to fund a portion of the Company’s financing for the expansion program. There can be no assurance that the preconditions to disbursements under the DEG Facility will be satisfied or that, in any event, disbursements under the DEG Facility will be achieved. As of March 31, 2011, the DEG Facility was not available.
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
     The Company’s guarantee of the DEG Facility contains customary financial covenants, including maintenance of a maximum ratio of liabilities to tangible net worth and a minimum debt service coverage ratio, and covenants that, among other things, place limits on the Company’s ability to incur debt, create liens, make investments and acquisitions, sell assets, pay dividends, prepay subordinated debt, merge with other entities, engage in transactions with affiliates, and make capital expenditures. The DEG Facility contains customary events of default. As of March 31, 2011, the Company was in compliance with the loan covenants as amended.
     In connection with the issuance of the IFC and DEG Facilities, the Company incurred issuance costs of $1,019,000, which primarily consisted of legal and other professional fees. These issuance costs have been capitalized and will be amortized over the life of the debt. As of March 31, 2011 and December 31, 2010, the balance of the unamortized financing costs was $1,019,000 and is included in other assets in the consolidated condensed balance sheets.
Debt Payments Schedule and Restricted Cash
     The following table sets forth the Company’s debt obligations and sinking fund requirements as of March 31, 2011:
(In thousands)

	Total	2011	2012	2013	2014	2015	Thereafter
Long term loan less
sinking fund deposits	$8,906	$990	$1,979	$1,979	$1,979	$1,979	$—
Convertible notes	15,000	—	—	—	—	—	15,000

Total	$23,906	$990	$1,979	$1,979	$1,979	$1,979	$15,000

     Restricted cash of $1,290,000 as of March 31, 2011, consists of $990,000 for the sinking fund deposits related to the IFC loan and $300,000 for a performance bond. Restricted cash of $1,280,000 as of December 31, 2010, consists of $980,000 for the sinking fund deposits related to the IFC loan and $300,000 for a performance bond.
Note 8. TAXES
     We recorded a $787,000 provision for taxes in the three months ended March 31, 2011 as compared to a provision for taxes of $791,000 for the three months ended March 31, 2010. The effective tax rate was calculated in accordance with ASC 740-270. Our tax expense includes the effect of losses in entities for which we cannot recognize a benefit in accordance with the provisions of ASC 270, “Interim Reporting” and ASC 740-270 and the effect of valuation allowance for deferred tax assets.
     We recognize interest and penalties related to uncertain tax positions in income tax expense. As of March 31, 2011 and December 31, 2010, we had no accrued interest or penalties related to uncertain tax positions.

Note 9. EARNINGS PER SHARE
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
     The following is a reconciliation of the numerators and denominators of the basic and diluted Earnings per Share (EPS) computations for net income (loss) and other related disclosures:

	Three months ended March 31,
	2011	2010

Basic net (loss) income per share computation:
Numerator:
Net (loss) income	$(1,230)	$515
Denominator:
Weighted average shares outstanding- basic	16,075,847	14,721,901

Net (loss) income per common share — basic:	$(.08)	$.04

Diluted net income per share computation:
Numerator:
Net (loss) income	$(1,230)	$515
Interest expense for convertible notes	63	62

Numerator for diluted earnings per share	$(1,167)	$577

Denominator:
Weighted average shares outstanding- basic	16,075,847	14,721,901
Effect of dilutive securities:

Shares issuable upon exercise of dilutive outstanding
stock options, conversion of convertible debentures,
vesting of restricted stock and exercise of warrants:	—	1,467,072

Weighted average shares outstanding-diluted	16,075,847	16,188,973

Net (loss) income per common share — diluted:	$(.08)	$.04

     For the three months ended March 31, 2011 and 2010, there were 1,384,304 and 673,591 shares, respectively, which were not included in the calculation of diluted net income (loss) per share as the effect would have been antidilutive.
Note 10. STOCKHOLDERS’ EQUITY
Stock-Based Compensation
     The Company incurred stock based compensation expense of $1,202,000 for the three months ended March 31, 2011, consisting of $1,060,000 for Chindex employees and outside directors and $142,000 for personnel providing services to CML.
Employees
     Compensation costs related to equity compensation for employees, including stock options and restricted stock, for the three months ended March 31, 2011 were $1,060,000 and for the three months ended March 31, 2010 were $854,000. No amounts relating to the share-based payments have been capitalized in either the recent or prior periods.

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
     There were no options or restricted stock granted during the three months ended March 31, 2011 and 2010.
     The following table summarizes the stock option activity during the three months ended March 31, 2011:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic Value (in
	Shares	Price	Term (Years)	thousands)*
Options outstanding at December 31, 2010	1,256,889	$10.03
Granted	—	—
Exercised	(13,175)	8.66
Canceled	—	—
Expired	(1,875)	13.44

Options outstanding at March 31, 2011	1,241,839	$10.04	6.10	$7,736

Options exercisable at March 31, 2011	896,458	$8.80	5.45	$6,676

*	The aggregate intrinsic value on this table was calculated based on the positive difference between the closing market price of the Company’s common stock on March 31, 2011 ($16.05) and the exercise price of the underlying options.
     During the three months ended March 31, 2011 and 2010, the total intrinsic value of stock options exercised was $112,000 and $21,000 respectively, and the actual cash received upon exercise of stock options was $114,000 and $90,000 respectively. The unamortized fair value of the stock options as of March 31, 2011 was $1,488,000, the majority of which is expected to be expensed over the weighted-average period of 0.9 years.

     The following table summarizes activity relating to restricted stock for the three months ended March 31, 2011:

		Aggregate Intrinsic
	Number of shares	Value of Restricted
	underlying	Stock (in
	restricted stock	thousands) *
Outstanding at December 31, 2010	412,774
Granted	—
Vested	(56,000)
Forfeited	(560)

Outstanding at March 31, 2011	356,214	$5,717

Expected to vest	340,552	$5,466

*	The aggregate intrinsic value on this table was calculated based on the closing market price of the Company’s common stock on March 31, 2011 ($16.05).
     The weighted average remaining contractual term of the restricted stock, calculated based on the service-based term of each grant, is approximately two years. As of March 31, 2011, the unamortized fair value of the restricted stock was $3,760,000. This unamortized fair value is expected to be expensed over the weighted-average period of 2.9 years. Restricted stock is valued at the stock price on the date of grant.
Nonemployees
     Compensation costs related to equity compensation for nonemployees (consisting of employees of CML), including stock options and restricted stock, for the three months ended March 31, 2011 was $142,000. There is no comparable expense in the three months ended March 31, 2010 as CML had not been formed at that time.
Note 11. STOCK PURCHASE AGREEMENT — FOSUNPHARMA
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
Note 12. COMMITMENTS AND CONTINGENCIES
Leases
     The Company leases office space, warehouse space, and space for hospital and clinic operations under operating leases. Future minimum payments under these noncancelable operating leases consist of the following (in thousands):

Nine months ending December 31,
2011	$2,696
Year ending December 31,
2012	3,204
2013	2,732
2014	2,466
2015	2,422
Thereafter	16,620

Net minimum rental commitments	$30,140

     The above leases require the Company to pay certain pass through operating expenses and rental increases based on inflation.
     Rental expense was approximately $1,200,000 and $976,000 for the three months ended March 31, 2011 and 2010, respectively. The prior year amount of $976,000 excludes rental expense for the Medical Products business which is included in product selling and other operating expenses.
Note 13. FAIR VALUE OF FINANCIAL INSTRUMENTS
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
     The following table presents the balances of investment securities measured at fair value on a recurring basis by level (in thousands):
     As of March 31, 2011:

		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Assets
U.S. Government Sponsored Enterprises	$401	$—	$401	$—
Corporate Bonds	5,544	—	5,544	—

Total	$5,945	$—	$5,945	$—

     As of March 31, 2010:

		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Assets
U.S. Government Sponsored Enterprises	$500	$—	$500	$—
Corporate Bonds	5,533	—	5,533	—

Total	$6,033	$—	$6,033	$—

     The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the short-term maturity of these instruments.
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
     The fair value of the Company’s convertible debt was calculated based on an estimate of the present value of the debt payments combined with an estimate of the value of the conversion option, using the Black-Scholes option pricing model. For the Company’s other long-term debt, the fair value was calculated based on an estimate of the present value of the debt payments. As of March 31, 2011, the carrying value of the Company’s convertible debt, net of debt discount, and the long-term debt outstanding for the IFC 2005 RMB loan was $23.2 million, and the estimated fair value was $29.6 million. The carrying amounts of the remaining debt instruments approximate fair value, as the instruments are subject to variable rates of interest or have short maturities.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Statements contained in this quarterly report on Form 10-Q relating to plans, strategies, objectives, economic performance and trends and other statements that are not descriptions of historical facts may be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking information is inherently subject to risks and uncertainties, and actual results could differ materially from those currently anticipated due to a number of factors, which include, but are not limited to, the factors set forth under the heading “Risk Factors” and in other documents filed by the Company with the Securities and Exchange Commission from time to time, including, without limitation, the Company’s Transition Report on Form 10-K for the nine months ended December 31, 2010. Forward-looking statements may be identified by terms such as “may,” “will,” “should,” “could,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “forecasts,” “potential,” or “continue” or similar terms or the negative of these terms. Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, levels of activity, performance or achievements. The Company has no obligation to update these forward-looking statements.
Critical Accounting Policies
     The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Because of the use of estimates inherent in the financial reporting process, actual results could differ from those estimates. Areas in which significant judgments and estimates are used include revenue recognition, receivable collectability, and deferred tax valuation allowances.
RESULTS OF OPERATIONS
Quarter ended March 31, 2011 compared to quarter ended March 31, 2010
Overview of Consolidated Results
     Chindex International, Inc. operates in several healthcare markets in China, including Hong Kong. Until December 31, 2010, the Company operated in two business segments, the Healthcare Services division and the Medical Products division. On December 31, 2010, the Company deconsolidated the Medical Products division upon the formation of Chindex Medical Limited (CML), a newly formed entity consisting of certain medical device businesses contributed by Chindex and Shanghai Fosun Pharmaceutical (Group) Co., Ltd. (“FosunPharma”). The investment in CML is recorded using the equity method of accounting, effective December 31, 2010, with Chindex’s 49% interest in the equity in the earnings of CML beginning January 1, 2011.

     This Company operates the United Family Healthcare network of private hospitals and clinics. United Family Healthcare currently owns and operates hospitals and affiliated clinic facilities in the Beijing, Shanghai and Guangzhou markets. We also operate a managed clinic in the city of Wuxi, west of Shanghai. We have undertaken a number of market expansion projects in our current markets. In Beijing, we expect to significantly increase service offerings and more than double our available beds progressively in 2011 through expansion at our existing hospital campus as well as from the opening of two additional affiliated clinics during 2010. In Tianjin, a city just to the southeast of Beijing, United Family Healthcare has begun the development of a maternity hospital facility of approximately 25 beds which is also expected to open in 2011. In Shanghai, expansion projects are expected to include increased services at the current hospital campus and the geographic expansion into the Pudong district with an affiliated clinic established through a strategic joint venture management initiative during 2010. In Guangzhou, we will increase service offerings at our current clinic facilities in 2011 and continue our development plans to build a main hospital facility expected to open in 2013. The Chinese Government’s healthcare reform program encourages private investment, such as Chindex’s United Family Healthcare, as the primary source for development of specialty and premium healthcare services within the Chinese healthcare system.
     In connection with the expansion plans, in our operating markets of Beijing, Shanghai and Guangzhou outlined above, over the next twelve months we have planned capital expenditures of up to $64 million for construction, equipment and information systems. (see “Liquidity and Capital Resources”). During the period ended March 31, 2011, the development, pre-opening and start up expenses, including post-opening expenses, for these projects were $798,000 compared to $413,000 in the prior period, reflecting primarily expenses incurred in the Beijing and Tianjin projects.
     Our discussion and analysis below relates to the revenue and expenses of our healthcare services business for the three months ended March 31, 2011 compared to the comparable period in the prior year.
     Due to the change in our business organization, the operating results for the healthcare services business in 2011 are not completely comparable to 2010. In the prior year, the Company operated in two reportable segments, and corporate overhead was fully allocated to the two segments. In 2011, the Company operates in only one business and, since corporate overhead costs are not allocated over two businesses, the healthcare services business results in 2011 include a greater proportion of corporate overhead than in prior years.
Net Revenue

	Three months ended March 31,
	2011	2010	Change

Healthcare services net revenue	$24,185	$21,168	14%

     Our healthcare services revenue for the three months ended March 31, 2011 was $24,185,000, a 14% increase from the three months ended March 31, 2010 revenue of $21,168,000. The increase in net revenue is attributable to growth in both inpatient and outpatient services.
     The table below identifies the relative contribution of inpatient and outpatient services to net revenue.

	Three months ended March 31,
	2011	2010

Inpatient/Outpatient revenue percentages
Inpatient services as percent of net revenue	38%	40%
Outpatient services as percent of net revenue	62%	60%

	100%	100%

     The table below identifies the primary service lines contributing to net revenue.

	Three months ended March 31,
	2011	2010

Net revenue by service line:
Surgical services	17.8%	17.7%
OB/GYN	17.8%	19.7%
Pediatrics	7.6%	8.8%
Ancillary services
Laboratory	10.4%	10.5%
Radiology	11.3%	12.1%
Pharmacy	11.7%	11.8%
All other services	23.4%	19.4%

	100%	100%

Operating expenses

	Three months ended March 31,
	2011	2010	Change

Salaries, wages and benefits	$14,755	$12,378	19%
Other operating expenses	4,319	3,298	31%
Supplies and purchased medical services	2,635	2,120	24%
Bad debt expense	432	339	27%
Depreciation and amortization	1,137	880	29%
Lease and rental expense	1,200	976	23%

	$24,478	$19,991	22%

     Salaries, wages and benefits increased 19% in the current period compared to the prior year period primarily due to the increased headcount of 12.2% associated with the revenue increases and development activities. Increases in headcount were due to both increased activities in our existing facilities as well as for pre-opening activities in advance of the opening of our expanded Beijing facilities.
     Other operating expenses increased by $1,021,000 or 31%, primarily due to increased professional fees for legal and valuation services in the current period related to the formation and startup of CML of approximately $400,000, increased corporate cost allocations of approximately $325,000 due to the change in business organization when compared to the prior year, and increased outside services such as house keeping, building utilities, security services and similar hospital operating expenses.
     Supplies and purchased medical services increased by $515,000 or 24%, due to increased usage of medical supplies and pharmaceuticals related to higher patient procedures.
     Bad debt expense increased by $93,000 or 27%. As percentage of net revenue, bad debt expense was 1.8% in 2011 compared to 1.6% in the prior year period, which is in line with our historic averages.
     Depreciation and amortization expense increased by $257,000 or 29% to $1,137,000, primarily due to the completion of the construction of the New Hope Oncology Center, which is now being depreciated.
     Lease and rental expense increased to $1,200,000 in the current period compared to $976,000 in the prior year period, primarily due to the increase in the total building space utilized in the expanded operations of our hospital and clinic network.
Other Income and Expenses
     Interest expense during the recent quarter was $103,000 as compared to interest expense of $199,000 in the same quarter of the prior year due to decreases of short-term debt and increases of capitalized interest due to higher construction activities.
     Interest income during the recent quarter and prior period was $142,000 and $137,000, respectively, as there were no significant changes in average investment balances or interest rates.
     Equity in loss of unconsolidated affiliates in the amount of ($147,000) represents our 49% interest in the loss of CML for the three months ended March 31, 2011. CML was formed on December 31, 2010 and, accordingly, there is no comparable amount in the prior year period.
     Miscellaneous (expense) income during the recent quarter and prior quarter was ($42,000) and $235,000, respectively. The income in the prior period was substantially due to the gain on the change in fair value of the warrants of $225,000.
Taxes
     Although we recorded a pre-tax loss of $443,000, we recorded a provision of $787,000 for taxes in the three months ended March 31, 2011, primarily due to losses in entities for which we can not recognize tax benefit.
LIQUIDITY AND CAPITAL RESOURCES
     The following table sets forth our cash, investments, and accounts receivable as of March 31, 2011 and December 31, 2010 (in thousands):

	March 31, 2011	December 31, 2010

Cash and cash equivalents	$42,600	$32,007
Investments	37,074	37,631
Receivables from affiliates	1,270	9,330
Accounts receivable	11,019	11,601

     The following table sets forth a summary of our cash flows from operating activities for the three months ended March 31, 2011 and 2010 (in thousands):

	Three months ended
	March 31, 2011	March 31, 2010

OPERATING ACTIVITIES
Net (loss) income	$(1,230)	$515
Non cash items	2,658	3,782
Changes in operating assets and liabilities:
Restricted cash	—	(340)
Accounts receivable	264	6,476
Accounts receivable from affiliates	8,060	—
Inventories	(3)	(1,188)
Accounts payable, accrued expenses, other current liabilities and deferred revenue	5,001	(131)
Accounts payable to affiliates	1,181	—
Other	792	(290)

Net cash provided by operating activities	$16,723	$8,824

     Operating cash flow for the three months ended March 31, 2011 was higher than the three months ended March 31, 2010, primarily due to the reduction in accounts receivable from our unconsolidated affiliate. For the three months ended March 31, 2010, the cash flow activity above includes the Medical Products division for the entire period.
     The following table sets forth a summary of our cash flows from investing activities for the three months ended March 31, 2011 and 2010 (in thousands):

	Three months ended
	March 31, 2011	March 31, 2010

INVESTING ACTIVITIES
Purchases of short-term investments and CDs	$(20,265)	$—
Proceeds from redemption of CDs	21,987	20,800
Purchases of property and equipment	(8,064)	(3,243)

Net cash (used in) provided by investing activities	$(6,342)	$17,557

     Investing activities for the three months ended March 31, 2011 included acquisitions of property and equipment in connection with our ongoing development and expansion of the United Family Healthcare network of private hospitals and clinics.
     The following table sets forth a summary of our cash flows from financing activities for the three months ended March 31, 2011 and 2010 (in thousands):

	Three months ended
	March 31, 2011	March 31, 2010

FINANCING ACTIVITIES
Proceeds from debt, vendor financing and convertible debentures	$—	$(83)
Repayment of debt, sinking fund deposits and vendor financing	—	(212)
Repurchase of restricted stock for income tax withholding	—	(1)
Proceeds from exercise of stock options and warrants	114	90

Net cash provided by (used in) financing activities	$114	$(206)

     In December 2007 and January 2008, we had entered into loan agreements with IFC (the “IFC Facility”) and DEG-Deutsche Investitions und Entwicklungsgesellschaft (DEG) of Cologne, Germany (a member of the KfW banking group) (the “DEG Facility”), respectively, designed to provide for loans in the aggregate amounts of $25 million and $20 million, respectively, directly to our future healthcare joint ventures in Beijing and Guangzhou, China. Although as of the date of this filing, these facilities are not available, we are currently in discussion with IFC regarding the remaining precondition to an initial draw down under the IFC facility (see Note 7).
     In October 2005, BJU and SHU obtained long-term debt financing under a program with the IFC. As of March 31, 2011, the outstanding balance of this debt was 64,880,000 Chinese Renminbi (current translated value of $9,896,000 and is classified as long-term). Beginning of October 2010, we began payments to the sinking fund pursuant to the loan agreement. As of March 31, 2011, the sinking fund assets were 6,488,000 Chinese Renminbi (current translated value of $990,000 was recorded in long-term restricted cash). In the coming twelve months, we will make the second deposit to the sinking fund of 6,488,000 Chinese Renminbi.
     Over the past three years, there have been continuing and significant disruptions in the world financial markets including those in China. We have not experienced significant negative impacts to operating activities as a result of these events. We have taken steps to ensure the security of our cash and investment holdings through deposits with highly liquid, global banking institutions and government-backed insurance programs in the United States and elsewhere. Our daily operations in the Healthcare Services business generate significant operating cash flows and have not been dependent upon credit availability. Our patient base in our current facilities are by and large considered to be in the wealthiest segment of society, for whom healthcare spending represents a very small percentage of their income and therefore is expected to be less impacted by an economic slowdown and to the extent their assets are affected, this will likely not impact their decision making on healthcare purchases. The UFH development projects to establish and build hospitals in China are expected to be funded with existing cash and credit facilities as described above, provided that there can be no assurances that such facilities will be available or sufficient, that the preconditions to disbursements under the facilities will be satisfied or that, in any event, disbursements under the IFC and DEG Facilities will be achieved.
     Over the next twelve months we anticipate total capital expenditures of up to $64 million related to the maintenance and expansion of our business operations.
     In our three operating markets of Beijing, Shanghai and Guangzhou, we plan capital expenditures of up to $10 million for maintenance, development of existing facilities and implementation of a new healthcare information system platform. In addition, the expansion projects in the Beijing and Tianjin are planned for capital expenditures of up to $54 million for construction and equipment. These expansions will be funded through corporate capital reserves and cash flow from operations.
     In addition, as described above, we have entered into arrangements designed to provide future debt facilities, which are currently not available, as described above, the principal purpose of which is to fund expansion of our United Family Healthcare network. The expansion projects in the Beijing, Shanghai, Tianjin and Guangzhou markets are underway. Due to the timing of the development process for the planned joint venture hospital in Guangzhou, significant expenditures for that project are not expected until fiscal 2013 and beyond. There can be no assurances that any of the foregoing projects will be completed, that the actual costs or timing of the projects will not exceed our expectations or that the foregoing expected sources of financing, including the IFC and DEG debt Facilities, will be available or sufficient for any proposed capital expenditures.
TIMING OF REVENUES
     The timing of our revenue is affected by several factors.
     Our healthcare services revenue is dependent on seasonal fluctuations related to epidemiological factors and the life styles of the expatriate community. For example, many expatriate families traditionally take annual home leave outside of China during the summer months of June through August.

     As a result of these factors impacting the timing of revenues, our operating results have varied and are expected to continue to vary from period to period and year to year.
FOREIGN CURRENCY EXCHANGE AND IMPACT OF INFLATION
     Because we receive over 100% of our revenue and generated 89% of our expenses within China, we have foreign currency exchange risk. The Chinese currency (RMB) is not freely traded and is closely controlled by the Chinese Government. The U.S. dollar (USD) has experienced volatility in world markets recently. During the three month period ended March 31, 2011, the RMB appreciated approximately 1.3% against the USD, resulted in an exchange gain of $19,000.
     As part of our risk management program, we also perform sensitivity analyses to assess potential changes in revenue, operating results, cash flows and financial position relating to hypothetical movements in currency exchange rates. Our sensitivity analysis of changes in the fair value of the RMB to the USD at March 31, 2011, indicated that if the USD uniformly increased in value by 10% relative to the RMB, we would have experienced a 8% decrease in net loss. Conversely, a 10% increase in the value of the RMB relative to the USD at March 31, 2011, would have resulted in a 10% increase in net loss.
     Based on the Consumer Price Index, for the three months ended March 31, 2011, inflation in China was 5.1% and inflation in the United States was 1.6%. The average annual rate of inflation over the three-year period from 2008 to 2010 was 2.8% in China and 1.7% in the United States.
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

Changes in Internal Control over Financial Reporting
     Our management, including our principal executive and principal financial officers have evaluated any changes in our internal control over financial reporting that occurred during the three months ended March 31, 2011, and has concluded that there was no change that occurred during the three months ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION.
ITEM 1. LEGAL PROCEEDINGS
     None.
ITEM 1A. RISK FACTORS
     In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Transition Report on Form 10-K for the nine months ended December 31, 2010, which could materially affect our business, financial condition or future results. The risks described in our Transition Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
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

CHINDEX INTERNATIONAL, INC.
Dated: May 10, 2011	By:	/s/ Lawrence Pemble
Lawrence Pemble
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Dated: May 10, 2011	By:	/s/ Robert C. Low
Robert C. Low
Vice President of Finance, Chief Accounting Officer and Corporate Controller (Principal Accounting Officer)