Form 10-Q
period 2011-06-30
CHINDEX INTERNATIONAL INC
filed 2011-08-09
CIK 922717

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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
Yes ☐ No ☑
The number of shares outstanding of each class of the registrant’s common equity, as of August 2, 2011, was 15,643,049 shares of Common Stock and 1,162,500 shares of Class B Common Stock.

CHINDEX INTERNATIONAL, INC.
INDEX
FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited):	3
Consolidated Condensed Balance Sheets at June 30, 2011 and December 31, 2010
Consolidated Condensed Statements of Operations for the three and six months ended June 30, 2011 and 2010	4
Consolidated Condensed Statements of Cash Flows for the six months ended June 30, 2011 and 2010	5
Consolidated Condensed Statements of Stockholders’ Equity for the six months ended June 30, 2011	6
Notes to Consolidated Condensed Financial Statements	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	22
Item 3. Quantitative and Qualitative Disclosures about Market Risk	31
Item 4. Controls and Procedures	31

PART II — OTHER INFORMATION

Item 1. Legal Proceedings	32
Item 1A. Risk Factors	32
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	32
Item 3. Defaults upon Senior Securities	32
Item 4. Removed and reserved	32
Item 5. Other Information	32
Item 6. Exhibits	33
Signatures	34
Exhibits Index
Exhibit 10.1
Exhibit 10.2
EX-10.3
EX-10.4
EX-31.1
EX-31.2
EX-31.3
EX-32.1
EX-32.2
EX-32.3
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CHINDEX INTERNATIONAL, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(in thousands except share data)
(Unaudited)

	June 30, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$38,583	$32,007
Restricted cash	—	300
Investments	37,859	37,631
Accounts receivable, less allowance for doubtful accounts of $7,610 and $6,748, respectively	13,055	11,601
Receivables from affiliates	432	9,330
Inventories, net	1,711	1,413
Deferred income taxes	4,407	3,242
Other current assets	2,700	3,856

Total current assets	98,747	99,380
Restricted cash and sinking funds	1,003	980
Investments	872	2,439
Investment in unconsolidated affiliate	32,338	31,756
Property and equipment, net	46,748	37,099
Noncurrent deferred income taxes	465	108
Other assets	2,921	2,411

Total assets	$183,094	$174,173

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,081	$4,038
Payable to affiliates	2,899	—
Accrued expenses	9,588	8,541
Other current liabilities	4,000	3,874
Income taxes payable	2,759	2,147

Total current liabilities	22,327	18,600
Long-term debt and convertible debentures	23,423	23,070
Long-term deferred tax liability	431	431

Total liabilities	46,181	42,101

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value, 500,000 shares authorized, none issued	—	—
Common stock, $.01 par value, 28,200,000 shares authorized, including 3,200,000 designated Class B:
Common stock — 15,643,049 and 15,310,426 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	156	153
Class B stock — 1,162,500 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	12	12
Additional paid-in capital	117,594	115,815
Accumulated other comprehensive income	6,148	4,802
Retained earnings	13,003	11,290

Total stockholders’ equity	136,913	132,072

Total liabilities and stockholders’ equity	$183,094	$174,173

The accompanying notes are an integral part of these consolidated condensed financial statements.

CHINDEX INTERNATIONAL, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(in thousands except share and per share data)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Revenue
Healthcare services revenue	$29,465	$24,749	$53,650	$45,917
Product sales	—	16,739	—	36,827

Total revenue	29,465	41,488	53,650	82,744

Operating expenses
Healthcare services:
Salaries, wages and benefits	15,473	13,268	30,228	25,646
Other operating expenses	4,237	3,355	8,556	6,653
Supplies and purchased medical services	3,227	2,514	5,862	4,634
Bad debt expense	498	602	930	941
Depreciation and amortization	1,057	927	2,194	1,807
Lease and rental expense	1,599	984	2,799	1,960

	26,091	21,650	50,569	41,641

Products:
Product sales costs	—	11,644	—	26,197
Product selling and other operating expenses	—	6,299	—	11,878

	—	17,943	—	38,075

Total operating expenses	26,091	39,593	50,569	79,716

Income from operations	3,374	1,895	3,081	3,028

Other income and (expenses)
Interest income	218	165	360	302
Interest (expense)	(78)	(208)	(181)	(407)
Equity in income of unconsolidated affiliate	729	—	582	—
Miscellaneous (expense) income — net	(25)	(4)	(67)	231

Income before income taxes	4,218	1,848	3,775	3,154
Provision for income taxes	(1,275)	(1,012)	(2,062)	(1,803)

Net income	$2,943	$836	$1,713	$1,351

Net income per common share — basic	$.18	$.06	$.11	$.09

Weighted average shares outstanding — basic	16,129,328	14,785,510	16,102,735	14,753,881

Net income per common share — diluted	$.17	$.06	$.11	$.09

Weighted average shares outstanding — diluted	17,522,106	16,200,544	17,437,933	16,196,379

The accompanying notes are an integral part of these consolidated condensed financial statements.

CHINDEX INTERNATIONAL, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six months ended June 30,
	2011	2010
OPERATING ACTIVITIES

Net income	$1,713	$1,351
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,194	1,939
Provision for demonstration inventory	—	306
Inventory write down	3	96
Provision for doubtful accounts	930	1,104
Loss on disposal of property and equipment	77	36
Equity in income of unconsolidated affiliate	(582)	—
Deferred income taxes	(1,454)	382
Stock based compensation	1,668	1,518
Foreign exchange (gain) loss	(257)	2,013
Amortization of debt issuance costs	5	4
Amortization of debt discount	124	124
Non-cash charge for change in fair value of warrants	—	(224)
Changes in operating assets and liabilities:
Restricted cash	300	(198)
Accounts receivable	(2,101)	4,957
Receivable from affiliates	8,898	—
Inventories	(260)	(5,162)
Other current assets and other assets	724	(529)
Accounts payable, accrued expenses, other current
liabilities and deferred revenue	339	(192)
Payable to affiliates	2,899	—
Income taxes payable	570	(1,642)

Net cash provided by operating activities	15,790	5,883
INVESTING ACTIVITIES
Purchases of short-term investments and CDs	(21,271)	(4,020)
Proceeds from redemption of CDs	22,837	21,802
Purchases of property and equipment	(11,157)	(5,733)

Net cash (used in) provided by investing activities	(9,591)	12,049
FINANCING ACTIVITIES
Proceeds from debt, vendor financing and convertible debentures	—	39
Repayment of debt, sinking fund deposits and vendor financing	—	(1,472)
Repurchase of restricted stock for income tax withholding	—	(4)
Proceeds from exercise of stock options and warrants	114	90

Net cash provided by (used in) financing activities	114	(1,347)
Effect of foreign exchange rate changes on cash and cash equivalents	263	1,761

Net increase in cash and cash equivalents	6,576	18,346
Cash and cash equivalents at beginning of period	32,007	23,760

Cash and cash equivalents at end of period	$38,583	$42,106

Supplemental disclosures of cash flow information:
Cash paid for interest	$—	$641
Cash paid for taxes	$2,973	$4,770

Non-cash investing and financing activities consist of the following:
Property and equipment additions included in accounts payable	$100	$808
Cashless exercise of warrants at fair value	$—	$800
Exercise of warrants at fair value	$—	$(201)
The accompanying notes are an integral part of these consolidated condensed financial statements.

CHINDEX INTERNATIONAL, INC.
CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the six months ended June 30, 2011
(in thousands except share data)
(Unaudited)

	Common Stock		Common Stock Class B		Additional Paid In	Retained	Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Capital	Earnings	Income	Total

Balance at December 31, 2010	15,310,426	$153	1,162,500	$12	$115,815	$11,290	$4,802	$132,072

Net income	—	—	—	—	—	1,713	—	1,713
Foreign currency translation adjustment	—	—	—	—	—	—	985	985
Share of other comprehensive income of unconsolidated affiliate	—	—	—	—	—	—	361	361

Comprehensive income	—	—	—	—	—	—	—	3,059
Stock based compensation	—	—	—	—	1,668	—	—	1,668

Options exercised and issuance of restricted stock	332,623	3	—	—	111	—	—	114

Balance at June 30, 2011	15,643,049	$156	1,162,500	$12	$117,594	$13,003	$6,148	$136,913

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
     The accompanying unaudited consolidated condensed financial statements of Chindex International, Inc. have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year. For further information, refer to the consolidated financial statements and footnotes thereto included in our Transition Report on Form 10-K for the nine months ended December 31, 2010.
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
     The Company’s revenue is dependent on seasonal fluctuations related to epidemiology factors and the life styles of the expatriate community. As a result of these factors impacting the timing of revenues, our operating results have varied and are expected to continue to vary from period to period and year to year.
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
Note 2. INVESTMENTS
     The following table summarizes the Company’s investments, including accrued interest, as of June 30, 2011 and December 31, 2010 (in thousands):

	June 30, 2011	December 31, 2010
Current investments:
Certificates of deposit	$33,050	$34,037
U.S. Government Sponsored Enterprises	400	500
Corporate bonds	4,409	3,094

Total current investments	$37,859	$37,631

Noncurrent investments:
Corporate bonds	$872	2,439

Total noncurrent investments	$872	$2,439

     The Company’s current investments as of June 30, 2011 include $33,050,000 of Certificates of Deposit, with fixed interest rates between 0.55% and 2.25% issued by HSBC, a large international financial institution, and by large financial institutions in China. The Company’s investments in Certificates of Deposit are intended to be held to maturity. Other than Certificates of Deposit, the Company’s current investments also include available-for-sale securities at fair value, which approximates cost, of $400,000 issued by U.S. Government-sponsored enterprises and corporate bonds of $4,409,000, which mature within the next twelve months. The Company’s current investments are recorded at fair value, and the difference between fair value and amortized cost as of June 30, 2011 was de minimis. The Company’s noncurrent investments of $872,000 as of June 30, 2011, consist of corporate bonds which mature in 13 to 30 months.
     The Company’s current investments as of December 31, 2010 include $34,037,000 of Certificates of Deposit, with fixed interest rates between 0.05% and 2.25% issued by HSBC, a large international financial institution, and by large financial institutions in China. The Company’s investments in Certificates of Deposit are intended to be held to maturity. Other than Certificates of Deposit, the Company’s current investments also include available-for-sale securities at fair value, which approximates cost, of $500,000 issued by U.S. Government-sponsored enterprises and corporate bonds of $3,094,000, which mature within one year from period ended December 31, 2010. The Company’s current investments are recorded at fair value, and the difference between fair value and amortized cost as of December 31, 2010 was de minimis. The Company’s noncurrent investments of $2,439,000 as of December 31, 2010, consist of corporate bonds which mature in 13 to 21 months.
Note 3. INVENTORIES, NET
     Inventories consist of medical supplies and pharmaceuticals in the amounts of $1,711,000 at June 30, 2011 and $1,413,000 at December 31, 2010, respectively.
Note 4. INVESTMENT IN UNCONSOLIDATED AFFILIATE
Background — Chindex Medical Limited
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
     CML owns the Chindex-contributed businesses (principally the Medical Products division) and is entitled to a pending and obligatory final investiture of the FosunPharma-contributed businesses. The FosunPharma-contributed businesses have been segregated and, until such investiture, are being operated and managed by the joint venture under an entrustment arrangement. Such investiture will be finished once all requisite governmental and other approvals and other closing conditions have been satisfied. Fosun Pharma has advised us that all the governmental approvals required for the contribution and investiture to CML of the portion of the business to be contributed by Fosun have been obtained. These governmental approvals include the requirement by Fosun to both register its investment with Shanghai Administration of Foreign Exchange and apply to the Shanghai branch of the Chinese Ministry of Commerce and the Shanghai Administration for Industry and Commerce for approvals relating to the business contained in such portion.
Deconsolidation
     FosunPharma has a controlling financial interest in CML. The Company is required to deconsolidate the contributed businesses when it ceases to have a controlling financial interest in the applicable subsidiaries. As explained below, the Company concluded that CML is a voting interest entity, rather than a variable interest entity. Therefore, the reduction of the Company’s interest to 49% indicated that it no longer had a controlling financial interest and needed to deconsolidate under ASC 810. Accordingly, Chindex deconsolidated its Medical Products Division from its consolidated balance sheet, effective December 31, 2010.
Variable Interest Entity Analysis
     ASC 810-10-20 defines a variable interest as an investment or other interest that will absorb portions of a variable interest entity’s (“VIE’s”) expected losses or receive portions of the entity’s expected residual returns. An equity interest is considered to be a variable interest in a company and as such, the Company’s interest in CML is a variable interest. A holder of a variable interest in an entity is required to determine whether the entity is a VIE and, if so, whether it must consolidate the entity.
     In its VIE analysis, the Company considered the five characteristics of a VIE described in ASC 810-10-15-14. Management evaluated the characteristics of its investment in CML and believes that CML would not be deemed a VIE. Management concluded that Fosun effectively contributed its businesses to CML as of the formation date since the entrusted management agreement (the “Entrustment Agreement”) entered into by a subsidiary of CML, Fosun Pharmaceutical and a subsidiary of Fosun Pharmaceutical provides CML with unilateral control over Shanghai Chuangxin (as defined in the Entrustment Agreement). Although the legal form of the transaction is that Fosun initially delivered a promissory note in exchange for its interest in CML, Management notes that this was required solely due to a timing delay in receiving regulatory approvals. The substance of the arrangement is that Fosun has irrevocably arranged the contribution of Shanghai Chuangxin in exchange for its equity interest in CML particularly because the probability of governmental approvals was high (and in fact have already been obtained). Accordingly, Management believes that Fosun’s investment would be deemed equity at risk and that the combined equity of CML would be sufficient to permit the entity to finance its activities without additional subordinated financial support. It should be noted that CML has been financed 100% with equity and does not have any other forms of subordinated financial support, which justifies the position that the amount of equity is sufficient to conduct operations.
     Management also considered certain characteristics related to control and expected economics of CML to support the conclusion that CML is not a VIE. The Company and Fosun control CML, as they have the ability to elect all of the members of the Board of Directors of CML, and there are no other interests that provide its holders with participating rights over the activities that most significantly impact CML’s economic performance. Accordingly, the group of holders of the equity investment at risk has the power to direct the activities of CML that most significantly impact CML’s economic performance. Additionally, Management concluded that, pursuant to the agreements entered into in connection with the formation of CML, the voting rights held by both Fosun and the Company are proportional to their economic interests in CML. Management further noted that Fosun and the Company have both the obligation to absorb the losses and the right to receive the expected residual returns of CML as there are no other interests that either protect them from absorbing expected losses or cap their residual returns. Therefore, Management has concluded the entity is not a VIE and must be assessed under the voting interest model.
     It is generally understood that when a company owns less than 50% of an entity that is not considered a VIE, the company is precluded from consolidating its investee. Specifically, ASC 810-10-25-1 states that the usual condition for a controlling financial interest is ownership of a majority voting interest. Since the Company owns 49% of CML (whereas a single entity, Fosun, owns 51%), and does not have control over the entity through the Board (whereas Fosun has the power to appoint a majority of such Board), the Company should not consolidate CML. Conversely, Fosun obtained control through its majority stock ownership and Board representation upon the initial closing of CML, which occurred on December 31, 2010 (the “Initial Closing”). Therefore, the Company’s investment in CML is accounted for as an equity method investment.

Summarized Financial Information for CML
     Beginning with the commencement of CML operations on January 1, 2011, Chindex follows the equity method of accounting to recognize its 49% interest in the net assets and the net earnings of CML on an on-going basis. Summarized financial information for the unconsolidated CML affiliate for which the equity method of accounting is used is presented below on a 100 percent basis. The assets and liabilities of CML as of June 30, 2011 and December 31, 2010, including provisional fair value adjustments are as follows (in thousands):

	June 30 , 2011	December 31, 2010

Current assets	$87,355	$94,083
Noncurrent assets	18,152	17,543

Total assets	$105,507	$111,626

Current liabilities	$44,950	$53,551
Noncurrent liabilities	910	1,064

Total liabilities	45,860	54,615
Stockholders’ equity	59,647	57,011

Total liabilities and stockholders’ equity	$105,507	$111,626

	Three months ended	Six months ended
	June 30, 2011	June 30, 2011

Revenue	$38,066	$64,153
Income before income taxes	2,055	2,299
Net income	1,748	1,711
     CML is a 51%-owned subsidiary of Fosun Pharma. The assets, liabilities and stockholders’ equity in the summarized financial data table presented above for CML have been prepared on a stand-alone basis, with the assets and liabilities of the entities contributed to CML by Fosun Pharma reported on a historical cost basis, while the assets and liabilities acquired from Chindex have been recorded on a fair value basis. In reporting its 49% interest in the net assets and net earnings of CML using the equity method of accounting, Chindex includes its 49% interest in the stand-alone financial statements of CML, and also records adjustments to reflect the amortization of basis differences attributable to the fair values in excess of net book values of identified tangible and intangible assets contributed by Fosun Pharma to CML at its formation date. In addition, certain employees of CML participate in Chindex stock-based compensation programs. The expense for these stock options or restricted stock is recognized by CML as the services are provided. The total stock-based compensation expense recognized by CML in the three and six months ended June 30, 2011 was $402,000 and $681,000, respectively.
     For the three and six months ended June 30, 2011, Chindex recognized income of $729,000 and $582,000, respectively, for its 49% equity in the operating results of CML. This consisted of income of $858,000 and $840,000, respectively, for the stand-alone net income of CML (after recognition of stock-based compensation expense) and after deducting $129,000 and $258,000, respectively, for the amortization of basis differences attributable to acquired intangibles.
     As of June 30, 2011, Chindex had a receivable from CML of $432,000 and a payable to CML of $2,899,000.
     As of December 31, 2010, Chindex had a net receivable from CML of $9,330,000. This amount was substantially settled by cash payment in January 2011.

Note 5. PROPERTY AND EQUIPMENT, NET

(in thousands)	June 30, 2011	December 31, 2010

Property and equipment, net consists of the following:
Furniture and equipment	$20,013	$17,592
Vehicles	234	170
Construction in progress	11,937	12,224
Leasehold improvements	27,512	17,988

	59,696	47,974
Less: accumulated depreciation and amortization	(12,948)	(10,875)

	$46,748	$37,099

     Construction in progress relates to the development of the United Family Healthcare network of private hospitals and health clinics in China, including facilities and systems development. Construction costs incurred during the six months ended June 30, 2011 primarily related to the expansion of the Company’s existing Beijing hospital campus including facilities which will provide neurosurgical and orthopedic surgery services and initial construction of the women and children’s hospital in Tianjin. Capitalized interest on construction in progress was $272,000 and $60,000 during the six months ended June 30, 2011 and 2010, respectively. Depreciation and amortization expense for property and equipment for the six months ended June 30, 2011 was $2,194,000 and was $1,939,000, for the six months ended June 30, 2010, which included $132,000 related to the Medical Product business.
Note 6. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

(in thousands):	June 30, 2011	December 31, 2010

Accrued expenses:
Accrued expenses- healthcare services	$4,344	$3,331
Accrued compensation	4,642	3,531
Accrued expenses- other	602	1,679

	$9,588	$8,541

Other current liabilities:
Accrued other taxes payable- non-income	$679	$698
Customer deposits	2,623	2,609
Other current liabilities	698	567

	$4,000	$3,874

Note 7. DEBT
     The Company’s short-term and long-term debt balances are: (in thousands)

	June 30, 2011		December 31, 2010
	Short term	Long term	Short term	Long term
Long term loan	$—	$10,025	$—	$9,797
Convertible notes, net of debt discount	—	13,398	—	13,273

	$—	$23,423	$—	$23,070

Long term loan- IFC 2005
     In October 2005, Beijing United Family Hospital (BJU) and Shanghai United Family Hospital (SHU), majority-owned subsidiaries of the Company, obtained long-term debt financing under a program with the International Finance Corporation (IFC) (a division of the World Bank) for 64,880,000 Chinese Renminbi (approximately $8,000,000). The term of the loan is 10 years at an initial interest rate of 6.73% with the borrowers required to make annual payments into a sinking fund beginning with the first payment in September 2010. Deposits into the sinking fund will accumulate until a lump sum payment is made at maturity of the debt in October 2015. The interest rate will be reduced to 4.23% for any amount of the outstanding loan on deposit in the sinking fund. The loan program also includes certain other covenants which require the borrowers to achieve and maintain specified liquidity and coverage ratios in order to conduct certain business transactions such as pay intercompany management fees or incur additional indebtedness. Chindex International, Inc. guaranteed repayment of this loan. In terms of security, IFC has, among other things, a lien over the equipment owned by the borrowers and over their bank accounts. In addition, IFC has a lien over Chindex bank accounts not already pledged, but not over other Chindex assets. As of June 30, 2011, the outstanding balance of this debt was 64,880,000 Chinese Renminbi (current translated value of $10,025,000, see “Foreign Currency Exchange and Impact of Inflation”) classified as long-term. As the annual deposits into the sinking fund do not extinguish a portion of the long-term debt liability, the entire loan is expected to be classified as long-term until a financial reporting date that is less than one year from final maturity. The balance sheet classification of the sinking fund assets is similarly noncurrent, until a date that is less than one year from the lump sum payment. As of June 30, 2011, sinking fund assets of 6,488,000 Chinese Renminbi (current translated value of $1,003,000) were included in Restricted Cash and Sinking Funds on the Company’s consolidated condensed balance sheets.
     The Company is currently in discussions with IFC to revise the terms of the 2005 loan, which is necessary in order to incorporate the effects of the expansion of the Beijing hospital campus on the collateral and loan covenant provisions. The Company expects the revised terms will provide for (1) advance funding by the Company of the full principal amount into the sinking fund and (2) revised loan covenants which reflect the positive impact of the advance funding on IFC’s collateral and overall loan security.
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
     In connection with the issuance of the Notes, the Company incurred issuance costs of $314,000, which primarily consisted of legal and other professional fees. Of these costs, $61,000 is attributable to the Tranche A shares, $159,000 is attributable to Tranche B Notes which converted in January 2008 and the remaining of $94,000 is attributable to the Tranche C Notes and has been capitalized to be amortized over the life of the Notes. As of June 30, 2011 and December 31, 2010, the unamortized financing cost was $59,000 and $64,000, respectively, and is included in Other Assets in the consolidated condensed balance sheets.
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
     The debt discount pursuant to the Notes as of June 30, 2011 and December 31, 2010 and was $1,603,000 and, $1,727,000, respectively. Amortization of the discount was approximately $62,000 for the three months ended June 30, 2011 and June 30, 2010, and $124,000 for the six months ended June 30, 2011 and June 30, 2010, respectively.
Loan Facility- IFC 2007
     The Company had entered into a loan agreement with IFC (the “IFC Facility”), designed to provide for loans (the “IFC Loans”) in the aggregate amount of $25 million to expand the Company’s United Family Hospitals and Clinics network of private hospitals and clinics in China, subject to the satisfaction of certain disbursement conditions, including the establishment of two new Joint Venture entities in Beijing and Guangzhou (the “Joint Ventures”) qualified to undertake the construction, equipping and operation of the proposed healthcare facilities, minimum Company ownership and control over the Joint Ventures, the availability to IFC of certain information regarding the Joint Ventures and other preconditions. The IFC Loans were designed to fund a portion of the Company’s financing for the expansion program. There can be no assurances that the preconditions to disbursements under the IFC Facility will be satisfied or that, in any event, disbursements under the IFC Facility will be achieved. As of June 30, 2011, the IFC Facility was not available.

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
     The IFC Facility contains customary financial covenants, including maintenance of a maximum ratio of liabilities to tangible net worth and a minimum debt service coverage ratio, and covenants that, among other things, place limits on the Company’s ability to incur debt, create liens, make investments and acquisitions, sell assets, pay dividends, prepay subordinated debt, merge with other entities, engage in transactions with affiliates, and make capital expenditures. The IFC Facility also contains customary events of default. As of June 30, 2011, the Company was in compliance with the loan covenants as amended.
Loan Facility- DEG 2008
     Chindex China Healthcare Finance, LLC (“China Healthcare”), a wholly-owned subsidiary of the Company, had entered into a Loan Agreement with DEG-Deutsche Investitions und Entwicklungsgesellschaft (DEG) of Cologne, Germany, a member of the KfW banking group, designed to provide for loans (the “DEG Loans”) in the aggregate amount of $20 million to expand the Company’s United Family Hospitals and Clinics network of private hospitals and clinics in Beijing and Guangzhou, China (the “DEG Facility”), subject to substantially the same disbursement conditions as contained in the IFC Facility. The DEG Loans were designed to fund a portion of the Company’s financing for the expansion program. There can be no assurance that the preconditions to disbursements under the DEG Facility will be satisfied or that, in any event, disbursements under the DEG Facility will be achieved. As of June 30, 2011, the DEG Facility was not available.
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
     The Company’s guarantee of the DEG Facility contains customary financial covenants, including maintenance of a maximum ratio of liabilities to tangible net worth and a minimum debt service coverage ratio, and covenants that, among other things, place limits on the Company’s ability to incur debt, create liens, make investments and acquisitions, sell assets, pay dividends, prepay subordinated debt, merge with other entities, engage in transactions with affiliates, and make capital expenditures. The DEG Facility contains customary events of default. As of June 30, 2011, the Company was in compliance with the loan covenants as amended.
     In connection with the issuance of the IFC and DEG Facilities, the Company incurred issuance costs of $1,019,000, which primarily consisted of legal and other professional fees. These issuance costs have been capitalized and will be amortized over the life of the debt. As of June 30, 2011 and December 31, 2010, the balance of the unamortized financing costs was $1,019,000 and is included in other assets in the consolidated condensed balance sheets.
Debt Payments Schedule and Restricted Cash
     The following table sets forth the Company’s debt obligations and sinking fund requirements as of June 30, 2011:

			(In thousands)
	Total	2011	2012	2013	2014	2015	Thereafter
Long term loan less sinking fund deposits	$9,023	$1,003	$2,005	$2,005	$2,005	$2,005	$—
Convertible notes	15,000	—	—	—	—	—	15,000

Total	$24,023	$1,003	$2,005	$2,005	$2,005	$2,005	$15,000

     Restricted cash of $1,003,000 as of June 30, 2011, consisted of the sinking fund deposits related to the IFC loan. Restricted cash of $1,280,000 as of December 31, 2010, consists of $980,000 for the sinking fund deposits related to the IFC loan and $300,000 for a performance bond.
Note 8. TAXES
     We recorded a $1,275,000 provision for taxes in the three months ended June 30, 2011 as compared to a provision for taxes of $1,012,000 for the three months ended June 30, 2010. We recorded a $2,062,000 provision for taxes in the six months ended June 30, 2011 as compared to a provision for taxes of $1,803,000 for the six months ended June 30, 2010. The effective tax rate was calculated in accordance with ASC 740-270. Our tax expense includes the effect of losses in entities for which we cannot recognize a benefit in accordance with the provisions of ASC 270, “Interim Reporting” and ASC 740-270 and the effect of valuation allowance for deferred tax assets.

     We recognize interest and penalties related to uncertain tax positions in income tax expense. As of June 30, 2011 and December 31, 2010, we had no accrued interest or penalties related to uncertain tax positions.
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
     The following is a reconciliation of the numerators and denominators of the basic and diluted Earnings per Share (EPS) computations for net income and other related disclosures:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Basic net income per share computation:
Numerator:
Net income	$2,943	$836	$1,713	$1,351
Denominator:
Weighted average shares outstanding- basic	16,129,328	14,785,510	16,102,735	14,753,881
Net income per common share — basic:	$.18	$.06	$.11	$.09

Diluted net income per share computation:
Numerator:
Net income	$2,943	$836	$1,713	$1,351
Interest expense for convertible notes	62	62	124	124

Numerator for diluted earnings per share	$3,005	$898	$1,837	$1,475

Denominator:
Weighted average shares outstanding- basic	16,129,328	14,785,510	16,102,735	14,753,881
Effect of dilutive securities:

Shares issuable upon exercise of dilutive outstanding stock options, conversion of convertible debentures, vesting of restricted stock and exercise of warrants:	1,392,778	1,415,034	1,335,198	1,442,498

Weighted average shares outstanding-diluted	17,522,106	16,200,544	17,437,933	16,196,379

Net income per common share — diluted:	$.17	$.06	$.11	$.09

     For the three months ended June 30, 2011 and 2010, there were 150,618 and 617,454 shares, respectively, which were not included in the calculation of diluted net income per share as the effect would have been antidilutive. For the six months ended June 30, 2011 and 2010, there were 128,656 and 644,219 shares, respectively, which were not included in the calculation of diluted net income per share as the effect would have been antidilutive.
Note 10. STOCKHOLDERS’ EQUITY
Stock-Based Compensation
     The Company incurred stock based compensation expense of $466,000 for the three months ended June 30, 2011 and $664,000 for the three months ended June 30, 2010, and $1,668,000 for the six months ended June 30, 2011 and $1,518,000 for the six months ended June 30, 2010 for Chindex employees and outside directors.

     The Company generally grants stock options that vest over a three or five year period to senior, long-term employees. Option awards are granted with an exercise price equal to the market price of the Company’s stock on the date of grant. Stock options have up to 10-year contractual terms. The Company recognizes expense ratably over the vesting period of the stock options or restricted stock, net of estimated forfeitures. The Company will record additional expense if the actual forfeitures are lower than estimated and will record a recovery of prior expense if the actual forfeitures are higher than estimated.
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
     The following table summarizes the stock option activity during the six months ended June 30, 2011:

			Weighted Average
			Remaining	Aggregate Intrinsic
	Number of	Weighted Average	Contractual Term	Value
	Shares	Exercise Price	(Years)	(in thousands)*
Options outstanding at December 31, 2010	1,256,889	$10.03
Granted	18,000	14.22
Exercised	(13,175)	8.66
Canceled	(4,647)	13.15
Expired	(2,125)	13.42

Options outstanding at June 30, 2011	1,254,942	$10.09	5.91	$4,939

Options exercisable at June 30, 2011	925,214	$9.11	5.26	$4,629

*	The aggregate intrinsic value on this table was calculated based on the positive difference between the closing market price of the Company’s common stock on June 30, 2011 ($13.62) and the exercise price of the underlying options.
     During the six months ended June 30, 2011 and 2010, the total intrinsic value of stock options exercised was $112,000 and $21,000 respectively, and the actual cash received upon exercise of stock options was $114,000 and $90,000 respectively. The unamortized fair value of the stock options as of June 30, 2011 was $1,476,000, the majority of which is expected to be expensed over the weighted-average period of 0.74 years.
     The following table summarizes activity relating to restricted stock for the six months ended June 30, 2011:

	Number of	Aggregate Intrinsic
	shares underlying	Value of Restricted
	restricted stock	Stock (in thousands) *
Outstanding at December 31, 2010	412,774
Granted	321,898
Vested	(56,000)
Forfeited	(2,450)

Outstanding at June 30, 2011	676,222	$9,210

Expected to vest	645,972	$8,798

*	The aggregate intrinsic value on this table was calculated based on the closing market price of the Company’s common stock on June 30, 2011 ($13.62).
     The weighted average remaining contractual term of the restricted stock, calculated based on the service-based term of each grant, is approximately two years. As of June 30, 2011, the unamortized fair value of the restricted stock was $8,225,000. This unamortized fair value is expected to be expensed over the weighted-average period of 3.3 years. Restricted stock is valued at the stock price on the date of grant.
Note 11. STOCK PURCHASE AGREEMENT — FOSUN PHARMA
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
     The sale of the shares of common stock to Investor would be completed in two closings, each of which would relate to approximately one-half of the shares to be purchased and be subject to certain customary closing conditions, including that no material adverse change shall have occurred with respect to the Company. In addition, the second closing is subject to the consummation of a joint venture (the “Joint Venture”) between the parties to be comprised of the Company’s Medical Products division and certain of Investor’s medical device businesses in China. The initial closing occurred on August 27, 2010, with the Investor purchasing 933,022 shares of Chindex common stock at $15 per share, resulting in proceeds to Chindex, net of transaction costs, of $13,803,000. The occurrence of the second closing will depend on the receipt of all requisite governmental and other approvals. As of the date of this report, we have been advised by Fosun Pharma that all requisite governmental approvals have been received, and procedures to consummate the joint venture are underway.
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
Note 12. COMMITMENTS AND CONTINGENCIES
Leases
     The Company leases office space, warehouse space, and space for hospital and clinic operations under operating leases. Future minimum payments under these noncancelable operating leases consist of the following (in thousands):

Six months ending December 31, 2011	$2,601
Year ending December 31,
2012	5,874
2013	5,389
2014	5,090
2015	5,049
Thereafter	44,311

Net minimum rental commitments	$68,314

     The above leases require the Company to pay certain pass through operating expenses and rental increases based on inflation.
     Rental expense was approximately $1,599,000 and $984,000 for the three months ended June 30, 2011 and 2010, respectively. Rental expense was approximately $2,799,000 and $1,960,000 for the six months ended June 30, 2011 and 2010, respectively. The prior year amounts of $984,000 and $1,960,000 excludes rental expense for the Medical Product business which is included in product selling and other operating expenses.
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
     The following table presents the balances of investment securities measured at fair value on a recurring basis by level (in thousands):
     As of June 30, 2011:

		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Assets
U.S. Government Sponsored Enterprises	$400	$—	$400	$—
Corporate Bonds	5,281	—	5,281	—

Total	$5,681	$—	$5,681	$—

     As of December 31, 2010:

		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Assets
U.S. Government Sponsored Enterprises	$500	$—	$500	$—
Corporate Bonds	5,533	—	5,533	—

Total	$6,033	$—	$6,033	$—

     The valuation of these investment securities are obtained from a financial institution that trades in similar securities.
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

     The fair value of the Company’s convertible debt was calculated based on an estimate of the present value of the debt payments combined with an estimate of the value of the conversion option, using the Black-Scholes option pricing model. For the Company’s other long-term debt, the fair value was calculated based on an estimate of the present value of the debt payments. As of June 30, 2011, the carrying value of the Company’s convertible debt, net of debt discount, and the long-term debt outstanding for the IFC 2005 RMB loan was $23.4 million, and the estimated fair value was $28.7 million. The carrying amounts of the remaining debt instruments approximate fair value, as the instruments are subject to variable rates of interest or have short maturities.
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
RESULTS OF OPERATIONS
Three months ended June 30, 2011 compared to three months ended June 30, 2010
Overview of Consolidated Results
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
     This Company operates the United Family Healthcare network of private hospitals and clinics. United Family Healthcare currently owns and operates hospitals and affiliated clinic facilities in the Beijing, Shanghai and Guangzhou markets. We also operate a managed clinic in the city of Wuxi, west of Shanghai. We have undertaken a number of market expansion projects in our current markets. In Beijing, we expect to significantly increase service offerings and more than double our available beds progressively in 2011 through expansion at our existing hospital campus as well as from the opening of two additional affiliated clinics during 2010. In addition, we have begun development of United Family Beijing Rehabilitation Hospital, a facility of approximately 100 beds. In Tianjin, a city just to the southeast of Beijing, United Family Healthcare has begun the development of a maternity hospital facility of approximately 25 beds which is expected to open in 2011. In Shanghai, expansion projects are expected to include increased services at the current hospital campus and the geographic expansion into the Pudong district with an affiliated clinic established through a strategic joint venture management initiative with Shanghai Huashan Pudong Hospital during 2010. In Guangzhou, we will increase service offerings at our current clinic facilities in 2011 and continue our development plans to build a main hospital facility expected to open in 2013. The Chinese Government’s healthcare reform program encourages private investment, such as Chindex’s United Family Healthcare, as the primary source for development of specialty and premium healthcare services within the Chinese healthcare system.
     In connection with the expansion plans, in our operating markets of Beijing, Shanghai and Guangzhou outlined above, over the next twelve months we have planned capital expenditures of up to $68 million for construction, equipment and information systems. (see “Liquidity and Capital Resources”). During the period ended June 30, 2011, the development, pre-opening and start up expenses, including post-opening expenses, for these projects were $1,249,000 compared to $388,000 in the prior period, reflecting primarily expenses incurred in the Beijing, Pudong and Tianjin projects.
     The Company’s expansion projects are subject to, among other things, the receipt of (i) medical-related approvals from local health authorities and the Ministry of Health at the national level, (ii) foreign invested joint venture health facility approvals from the Ministry of Foreign Trade and Commerce at the local level and (iii) local approvals as to construction.
     Our discussion and analysis below relates to the revenue and expenses of our healthcare services business for the three months ended June 30, 2011 compared to the comparable period in the prior year.
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
Net Revenue

	Three months ended June 30,
	2011	2010	Change

Healthcare services net revenue	$29,465	$24,749	19%

     Our healthcare services revenue for the three months ended June 30, 2011 was $29,465,000, a 19% increase from the three months ended June 30, 2010 revenue of $24,749,000. The increase in net revenue is attributable to growth in both inpatient and outpatient services.
     The table below identifies the relative contribution of inpatient and outpatient services to gross revenue.

	Three months ended June 30,
	2011	2010

Inpatient/Outpatient gross revenue percentages
Inpatient services as percent of gross revenue	41%	41%
Outpatient services as percent of gross revenue	59%	59%

	100%	100%

     The table below identifies the primary service lines contributing to gross revenue.

	Three months ended June 30,
	2011	2010

Gross revenue by service line (hospital facilities only):
Surgical services	18.1%	19.3%
OB/GYN	14.1%	14.3%
Pediatrics	8.4%	7.5%
Ancillary services
Laboratory	10.0%	10.1%
Radiology	11.1%	11.7%
Pharmacy	11.5%	12.1%
All other services	26.8%	25.0%

	100%	100%

Operating expenses

	Three months ended June 30,
	2011	2010	Change

Salaries, wages and benefits	15,473	13,268	17%
Other operating expenses	4,237	3,355	26%
Supplies and purchased medical services	3,227	2,514	28%
Bad debt expense	498	602	-17%
Depreciation and amortization	1,057	927	14%
Lease and rental expense	1,599	984	63%

	$26,091	$21,650	21%

     Salaries, wages and benefits increased 17% in the current period compared to the prior year period primarily due to the increased headcount of 15.7% associated with the revenue increases and development activities. Increases in headcount were due to both increased activities in our existing facilities as well as for pre-opening activities in advance of the opening of our expanded Beijing facilities.
     Other operating expenses increased by $882,000 or 26%, primarily due to increased office and administrative supplies of approximately $263,000, business travel and meals $194,000, marketing of $135,000, and building utilities and maintenance of $119,000.
     Supplies and purchased medical services increased by $713,000 or 28%, due to increased usage of medical supplies and pharmaceuticals related to higher patient procedures of approximately $608,000 or 28%, and increased purchased medical services of approximately $105,000 or 29%.
     Bad debt expense decreased by $104,000 or 17%. As percentage of net revenue, bad debt expense was 1.7% in 2011 compared to 2.4% in the prior year period, which is in line with our historic averages.

     Depreciation and amortization expense increased by $130,000 or 14% to $1,057,000, primarily due to the completion of the construction of the New Hope Oncology Center, which is now being depreciated.
     Lease and rental expense increased to $1,599,000 in the current period compared to $984,000 in the prior year period, primarily due to the increase in the total building space utilized in the expanded operations of our hospital and clinic network.
Other Income and Expenses
     Interest income during the recent quarter and prior quarter was $218,000 and $165,000, respectively, as there were no significant changes in average investment balances or interest rates.
     Interest expense during the recent quarter was $78,000 as compared to interest expense of $208,000 in the same quarter of the prior year due to decreases of short-term debt and increases of capitalized interest due to higher construction activities.
     Equity in income of unconsolidated affiliates in the amount of $729,000 represents our 49% interest in the income of CML for the three months ended June 30, 2011. CML was formed on December 31, 2010 and, accordingly, there is no comparable amount in the prior year period.
     Miscellaneous expense during the recent quarter and prior quarter was $25,000 and $4,000, respectively.
Taxes
     We recorded a provision for taxes of $1,275,000 (an effective tax rate of approximately 30%) in the three months ended June 30, 2011, compared to a provision for taxes of $1,012,000 (an effective tax rate of approximately 55%) in the three months ended June 30, 2010. In 2011, the Company incurred a loss before income taxes in the first quarter but achieved a profit before income taxes in the second quarter. The second quarter tax provision includes both the effect of moving from a loss to profit position and also the effect of losses in entities for which we cannot recognize tax benefit.
Six months ended June 30, 2011 compared to six months ended June 30, 2010
Overview of Consolidated Results
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
     This Company operates the United Family Healthcare network of private hospitals and clinics. United Family Healthcare currently owns and operates hospitals and affiliated clinic facilities in the Beijing, Shanghai and Guangzhou markets. We also operate a managed clinic in the city of Wuxi, west of Shanghai. We have undertaken a number of market expansion projects in our current markets. In Beijing, we expect to significantly increase service offerings and more than double our available beds progressively in 2011 through expansion at our existing hospital campus as well as from the opening of two additional affiliated clinics during 2010. In addition, we have begun development of United

Family Beijing Rehabilitation Hospital, a facility of approximately 100 beds. In Tianjin, a city just to the southeast of Beijing, United Family Healthcare has begun the development of a maternity hospital facility of approximately 25 beds which is expected to open in 2011. In Shanghai, expansion projects are expected to include increased services at the current hospital campus and the geographic expansion into the Pudong district with an affiliated clinic established through a strategic joint venture management initiative with Shanghai Huashan Pudong Hospital during 2010. In Guangzhou, we will increase service offerings at our current clinic facilities in 2011 and continue our development plans to build a main hospital facility expected to open in 2013. The Chinese Government’s healthcare reform program encourages private investment, such as Chindex’s United Family Healthcare, as the primary source for development of specialty and premium healthcare services within the Chinese healthcare system.
     In connection with the expansion plans, in our operating markets of Beijing, Shanghai and Guangzhou outlined above, over the next twelve months we have planned capital expenditures of up to $68 million for construction, equipment and information systems. (see “Liquidity and Capital Resources”). During the period ended June 30, 2011, the development, pre-opening and start up expenses, including post-opening expenses, for these projects were $2,047,000 compared to $801,000 in the prior period, reflecting primarily expenses incurred in the Beijing, Pudong and Tianjin projects.
     Our discussion and analysis below relates to the revenue and expenses of our healthcare services business for the six months ended June 30, 2011 compared to the comparable period in the prior year.
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
Net Revenue

	Six months ended June 30,
	2011	2010	Change

Healthcare services net revenue	$53,650	$45,917	17%

     Our healthcare services revenue for the six months ended June 30, 2011 was $53,650,000, a 17% increase from the six months ended June 30, 2010 revenue of $45,917,000. The increase in net revenue is attributable to growth in both inpatient and outpatient services.
     The table below identifies the relative contribution of inpatient and outpatient services to gross revenue.

	Six months ended June 30,
	2011	2010

Inpatient/Outpatient gross revenue percentages
Inpatient services as percent of gross revenue	40%	41%
Outpatient services as percent of gross revenue	60%	59%

	100%	100%

     The table below identifies the primary service lines contributing to gross revenue.

	Six months ended June 30,
	2011	2010

Gross revenue by service line (hospital facilities only):
Surgical services	18.0%	18.5%
OB/GYN	14.5%	14.5%
Pediatrics	8.0%	8.1%
Ancillary services
Laboratory	10.2%	10.3%
Radiology	11.2%	11.9%
Pharmacy	11.6%	11.9%
All other services	26.5%	24.8%

	100%	100%

Operating expenses

	Six months ended June 30,
	2011	2010	Change

Salaries, wages and benefits	30,228	25,646	18%
Other operating expenses	8,556	6,653	29%
Supplies and purchased medical services	5,862	4,634	26%
Bad debt expense	930	941	-1%
Depreciation and amortization	2,194	1,807	21%
Lease and rental expense	2,799	1,960	43%

	$50,569	$41,641	21%

     Salaries, wages and benefits increased 18% in the current period compared to the prior year period primarily due to the increased headcount of 14.1% associated with the revenue increases and development activities. Increases in headcount were due to both increased activities in our existing facilities as well as for pre-opening activities in advance of the opening of our expanded Beijing facilities.
     Other operating expenses increased by $1,903,000 or 29%, primarily due to increased office and administrative supplies of approximately $364,000, professional fees for legal and valuation services in the current period related to the formation and startup of CML of approximately $400,000, other legal and professional fees of $454,000, building utilities and maintenance of $250,000, increased outside services such as housekeeping of $66,000, and similar hospital operating expenses.
     Supplies and purchased medical services increased by $1,228,000 or 26%, due to increased usage of medical supplies and pharmaceuticals related to higher patient procedures of approximately $1,132,000 or 29%, and increased purchased medical services of approximately $96,000 or 14%.
     Bad debt expense decreased by $11,000 or 1%. As percentage of net revenue, bad debt expense was 1.7% in 2011 compared to 2.0% in the prior year period, which is in line with our historic averages.
     Depreciation and amortization expense increased by $387,000 or 21% to $2,194,000, primarily due to the completion of the construction of the New Hope Oncology Center, which is now being depreciated.
     Lease and rental expense increased to $2,799,000 in the current period compared to $1,960,000 in the prior year period, primarily due to the increase in the total building space utilized in the expanded operations of our hospital and clinic network.

Other Income and Expenses
     Interest income during the recent period and prior period was $360,000 and $302,000, respectively, as there were no significant changes in average investment balances or interest rates.
     Interest expense during the recent period was $181,000 as compared to interest expense of $407,000 in the same period of the prior year due to decreases of short-term debt and increases of capitalized interest due to higher construction activities.
     Equity in income of unconsolidated affiliates in the amount of $582,000 represents our 49% interest in the income of CML for the six months ended June 30, 2011. CML was formed on December 31, 2010 and, accordingly, there is no comparable amount in the prior year period.
     Miscellaneous (expense) income during the recent period and prior period was ($67,000) and $231,000, respectively. The income in the prior period was substantially due to the gain on the change in fair value of the warrants of $224,000.
Taxes
     We recorded a provision for taxes of $2,062,000 (an effective tax rate of approximately 55%) in the six months ended June 30, 2011, compared to a provision for taxes of $1,803,000 (an effective tax rate of approximately 57%) in the six months ended June 30, 2010. The effective tax rate in both periods exceeds the statutory rate due to losses in entities for which we cannot recognize tax benefit.
LIQUIDITY AND CAPITAL RESOURCES
     The following table sets forth our cash, investments, and accounts receivable as of June 30, 2011 and December 31, 2010 (in thousands):

	June 30, 2011	December 31, 2010

Cash and cash equivalents	$38,583	$32,007
Investments	37,859	37,631
Receivables from affiliates	432	9,330
Accounts receivable	13,055	11,601
     The following table sets forth a summary of our cash flows from operating activities for the six months ended June 30, 2011 and 2010 (in thousands):

	Six months ended
	June 30, 2011	June 30, 2010

OPERATING ACTIVITIES
Net income	$1,713	$1,351
Non cash items	2,708	7,298
Changes in operating assets and liabilities:
Restricted cash	300	(198)
Accounts receivable	(2,101)	4,957
Receivable from affiliates	8,898	—
Inventories	(260)	(5,162)
Accounts payable, accrued expenses, other current liabilities and deferred revenue	339	(192)
Payable to affiliates	2,899	—
Other	1,294	(2,171)

Net cash provided by operating activities	$15,790	$5,883

     Operating cash flow for the six months ended June 30, 2011 was higher than the six months ended June 30, 2010, primarily due to the reduction in accounts receivable from our unconsolidated affiliate. For the six months ended June 30, 2010, the cash flow activity above includes the Medical Products division for the entire period.
     The following table sets forth a summary of our cash flows from investing activities for the six months ended June 30, 2011 and 2010 (in thousands):

	Six months ended
	June 30, 2011	June 30, 2010

INVESTING ACTIVITIES
Purchases of short-term investments and CDs	$(21,271)	$(4,020)
Proceeds from redemption of CDs	22,837	21,802
Purchases of property and equipment	(11,157)	(5,733)

Net cash (used in) provided by investing activities	$(9,591)	$12,049

     Investing activities for the six months ended June 30, 2011 included acquisitions of property and equipment in connection with our ongoing development and expansion of the United Family Healthcare network of private hospitals and clinics, and redemption of CDs were reinvested in comparable instruments. Investing activities for the six months ended June 30, 2010, included acquisitions of property and equipment in connection with our ongoing development and expansion of the United Family Healthcare network of private hospitals and clinics, while proceeds from redemptions of CDs were added to cash on hand primarily for potential expenditure in the Company’s hospital construction program.
     The following table sets forth a summary of our cash flows from financing activities for the six months ended June 30, 2011 and 2010 (in thousands):

	Six months ended
	June 30, 2011	June 30, 2010

FINANCING ACTIVITIES
Proceeds from debt, vendor financing and convertible debentures	$—	$39
Repayment of debt, sinking fund deposits and vendor financing	—	(1,472)
Repurchase of restricted stock for income tax withholding	—	(4)
Proceeds from exercise of stock options and warrants	114	90

Net cash provided by (used in) financing activities	$114	$(1,347)

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
     In October 2005, BJU and SHU obtained long-term debt financing under a program with the IFC. As of June 30, 2011, the outstanding balance of this debt was 64,880,000 Chinese Renminbi (current translated value of $10,025,000 and is classified as long-term). Beginning of October 2010, we began payments to the sinking fund pursuant to the loan agreement. As of June 30, 2011, the sinking fund assets were 6,488,000 Chinese Renminbi (current translated value of $1,003,000 was recorded in long-term restricted cash). In the coming twelve months, we will make the second deposit to the sinking fund of 6,488,000 Chinese Renminbi.
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
     Over the next twelve months we anticipate total capital expenditures of up to $68 million related to the maintenance and expansion of our business operations.
     In our three operating markets of Beijing, Shanghai and Guangzhou, we plan capital expenditures of up to $10 million for maintenance, development of existing facilities and implementation of a new healthcare information system platform. In addition, the expansion projects in the Beijing and Tianjin markets are planned for capital expenditures of up to $58 million for construction and equipment. These expansions will be funded through corporate capital reserves and cash flow from operations.
     In addition, as described above, we have entered into arrangements designed to provide future debt facilities, which are currently not available, the principal purpose of which is to fund expansion of our United Family Healthcare network. The expansion projects in the Beijing, Shanghai, Tianjin and Guangzhou markets are underway. Due to the timing of the development process for the planned joint venture hospital in Guangzhou, significant expenditures for that project are not expected until 2013 and beyond. There can be no assurances that any of the foregoing projects will be completed, that the actual costs or timing of the projects will not exceed our expectations or that the foregoing expected sources of financing, including the IFC and DEG debt Facilities, will be available or sufficient for any proposed capital expenditures.
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
FOREIGN CURRENCY EXCHANGE AND IMPACT OF INFLATION
     Because we receive over 100% of our revenue and generated 93% of our expenses within China, we have foreign currency exchange risk. The Chinese currency (RMB) is not freely traded and is closely controlled by the Chinese Government. The U.S. dollar (USD) has experienced volatility in world markets recently. During the six month period ended June 30, 2011, the RMB appreciated approximately 2.7% against the USD, resulting in an exchange gain of $257,000.
     As part of our risk management program, we also perform sensitivity analyses to assess potential changes in revenue, operating results, cash flows and financial position relating to hypothetical movements in currency exchange rates. Our sensitivity analysis of changes in the fair value of the RMB to the USD at June 30, 2011, indicated that if the USD uniformly increased in value by 10% relative to the RMB, we would have experienced a 25% decrease in net income. Conversely, a 10% increase in the value of the RMB relative to the USD at June 30, 2011, would have resulted in a 30% increase in net income.
     Based on the Consumer Price Index, for the three months ended June 30, 2011, inflation in China was 5.7% and inflation in the United States was 3.4%, and for the six months ended June 30, 2011, inflation in China was 5.4% and inflation in the United States was 2.5%. The average annual rate of inflation over the three-year period from 2008 to 2010 was 2.8% in China and 1.7% in the United States.
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
Changes in Internal Control over Financial Reporting
     Our management, including our principal executive and principal financial officers have evaluated any changes in our internal control over financial reporting that occurred during the three months ended June 30, 2011, and has concluded that there was no change that occurred during the three months ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None.
ITEM 4. REMOVED AND RESERVED
ITEM 5. OTHER INFORMATION
     None.

ITEM 6. EXHIBITS
The exhibits listed below are filed as a part of this quarterly report:

10.1	RMB Loan Agreement dated October 10, 2005 among Beijing United Family Health Center, Shanghai United Family Hospital, Inc. and International Finance Corporation.

10.2	Loan Agreement dated December 10, 2007 between the Company and International Finance Corporation.

10.3	Stockholder Agreement dated June 14, 2010 among the Company Fosun Industrial Co., Limited and Shanghai Fosun Pharmaceutical (Group) Co., Ltd.

10.4	Trademark License Agreement dated December 31, 2010 between the Company and Chindox Medical Limited.

31.1	Certification of the Company’s Chief Executive Officer Pursuant to Rule 13a-14(a)

31.2	Certification of the Company’s Chief Financial Officer Pursuant to Rule 13a-14(a)

31.3	Certification of the Company’s Principal Accounting Officer Pursuant to Rule 13a-14(a)

32.1	Certification of the Company’s Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2	Certification of the Company’s Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

32.3	Certification of the Company’s Principal Accounting Officer Pursuant to 18 U.S.C. Section 1350

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHINDEX INTERNATIONAL, INC.
Dated: August 9, 2011	By:	/s/ Lawrence Pemble
Lawrence Pemble
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Dated: August 9, 2011	By:	/s/ Robert C. Low
Robert C. Low
Vice President of Finance, Chief Accounting Officer and Corporate Controller (Principal Accounting Officer)