Form 10-Q
period 2011-09-30
CHINDEX INTERNATIONAL INC
filed 2011-11-09
CIK 922717

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-24624

CHINDEX INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	13-3097642
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

4340 East West Highway, Suite 1100, Bethesda, Maryland	20814
(Address of principal executive offices)	(Zip Code)

(301) 215-7777

(Registrant’s telephone number)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of each class of the registrant’s common equity, as of November 2, 2011, was 15,630,018 shares of Common Stock and 1,162,500 shares of Class B Common Stock.

CHINDEX INTERNATIONAL, INC.

INDEX

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CHINDEX INTERNATIONAL, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

(in thousands except share data)

(Unaudited)

	September 30, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$27,554	$32,007
Restricted cash	—	300
Investments	39,294	37,631
Accounts receivable, less allowance for doubtful accounts of $8,220 and $6,748, respectively	14,272	11,601
Receivables from affiliate	6,417	9,330
Inventories, net	1,763	1,413
Deferred income taxes	4,259	3,242
Other current assets	2,836	3,856

Total current assets	96,395	99,380
Restricted cash and sinking funds	1,021	980
Investments	507	2,439
Investment in unconsolidated affiliate	32,877	31,756
Property and equipment, net	50,930	37,099
Noncurrent deferred income taxes	471	108
Other assets	2,965	2,411

Total assets	$185,166	$174,173

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,314	$4,038
Payable to affiliate	946	—
Accrued expenses	10,620	8,541
Other current liabilities	4,885	3,874
Income taxes payable	1,948	2,147

Total current liabilities	21,713	18,600
Long-term debt and convertible debentures	23,669	23,070
Long-term deferred tax liability	431	431

Total liabilities	45,813	42,101

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value, 500,000 shares authorized, none issued	—	—
Common stock, $.01 par value, 28,200,000 shares authorized, including 3,200,000 designated Class B:
Common stock – 15,630,018 and 15,310,426 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	156	153
Class B stock – 1,162,500 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	12	12
Additional paid-in capital	118,369	115,815
Accumulated other comprehensive income	7,498	4,802
Retained earnings	13,318	11,290

Total stockholders’ equity	139,353	132,072

Total liabilities and stockholders’ equity	$185,166	$174,173

The accompanying notes are an integral part of these consolidated condensed financial statements.

CHINDEX INTERNATIONAL, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(in thousands except share and per share data)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Revenue
Healthcare services revenue	$28,815	$23,361	$82,465	$69,278
Product sales	—	21,813	—	58,640

Total revenue	28,815	45,174	82,465	127,918

Operating expenses
Healthcare services:
Salaries, wages and benefits	16,540	12,718	46,768	38,364
Other operating expenses	4,962	3,962	13,518	10,615
Supplies and purchased medical services	3,247	2,281	9,109	6,915
Bad debt expense	466	198	1,396	1,139
Depreciation and amortization	1,459	955	3,653	2,762
Lease and rental expense	1,651	1,009	4,450	2,969

	28,325	21,123	78,894	62,764

Products:
Product sales costs	—	15,111	—	41,308
Product selling and other operating expenses	—	4,109	—	15,987

	—	19,220	—	57,295

Total operating expenses	28,325	40,343	78,894	120,059

Income from operations	490	4,831	3,571	7,859
Other income and (expenses)
Interest income	192	108	552	410
Interest (expense)	(109)	(212)	(290)	(619)
Equity in income of unconsolidated affiliate	539	—	1,121	—
Miscellaneous (expense) income - net	(6)	7	(73)	238

Income before income taxes	1,106	4,734	4,881	7,888
Provision for income taxes	(791)	(1,497)	(2,853)	(3,300)

Net income	$315	$3,237	$2,028	$4,588

Net income per common share - basic	$.02	$.21	$.13	$.31

Weighted average shares outstanding - basic	16,134,459	15,213,124	16,113,426	14,908,644

Net income per common share - diluted	$.02	$.20	$.13	$.29

Weighted average shares outstanding - diluted	17,250,548	16,582,181	17,411,770	16,371,293

The accompanying notes are an integral part of these consolidated condensed financial statements.

CHINDEX INTERNATIONAL, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine months ended September 30,
	2011	2010
OPERATING ACTIVITIES
Net income	$2,028	$4,588
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,653	2,946
Provision for demonstration inventory	—	463
Inventory write down	6	75
Provision for doubtful accounts	1,396	1,284
Loss on disposal of property and equipment	78	61
Equity in income of unconsolidated affiliate	(1,121)	—
Deferred income taxes	(1,257)	116
Stock based compensation	2,547	1,893
Foreign exchange (gain) loss	(482)	923
Amortization of debt issuance costs	7	7
Amortization of debt discount	186	186
Non-cash charge for change in fair value of warrants	—	(224)
Changes in operating assets and liabilities:
Restricted cash	300	(1,113)
Accounts receivable	(3,511)	5,983
Receivable from affiliates	2,913	—
Inventories	(290)	(4,231)
Other current assets and other assets	623	(185)
Accounts payable, accrued expenses, other current liabilities and deferred revenue	(3,859)	1,254
Payable to affiliates	946	—
Income taxes payable	(257)	(933)

Net cash provided by operating activities	3,906	13,093
INVESTING ACTIVITIES
Purchases of short-term investments and CDs	(23,518)	(6,208)
Proceeds from redemption of CDs	24,179	22,341
Purchases of property and equipment	(9,743)	(12,967)

Net cash (used in) provided by investing activities	(9,082)	3,166
FINANCING ACTIVITIES
Repayment of debt, sinking fund deposits and vendor financing	—	(1,748)
Repurchase of restricted stock for income tax withholding	(104)	(943)
Proceeds from issuance of common stock	—	13,803
Proceeds from exercise of stock options and warrants	114	577

Net cash provided by financing activities	10	11,689
Effect of foreign exchange rate changes on cash and cash equivalents	713	871

Net (decrease) increase in cash and cash equivalents	(4,453)	28,819
Cash and cash equivalents at beginning of period	32,007	23,760

Cash and cash equivalents at end of period	$27,554	$52,579

Supplemental disclosures of cash flow information:
Cash paid for interest	$649	$641
Cash paid for taxes	$4,433	$4,770
Non-cash investing and financing activities consist of the following:
Property and equipment additions included in accounts payable	$6,304	$1,497
Cashless exercise of warrants at fair value	$—	$800
Exercise of warrants at fair value	$—	$(201)

The accompanying notes are an integral part of these consolidated condensed financial statements.

CHINDEX INTERNATIONAL, INC.

CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the nine months ended September 30, 2011

(in thousands except share data)

(Unaudited)

					Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
	Common Stock		Common Stock Class B
	Shares	Amount	Shares	Amount
Balance at December 31, 2010	15,310,426	$153	1,162,500	$12	$115,815	$11,290	$4,802	$132,072

Net income	—	—	—	—	—	2,028	—	2,028
Foreign currency translation adjustment	—	—	—	—	—	—	2,335	2,335
Share of other comprehensive income of unconsolidated affiliate	—	—	—	—	—	—	361	361

Comprehensive income	—	—	—	—	—	—	—	4,724
Stock based compensation	—	—	—	—	2,547	—	—	2,547
Purchase and retirement of restricted stock for tax witholding	—	—	—	—	(104)	—	—	(104)
Options exercised and issuance of restricted stock	319,592	3	—	—	111	—	—	114

Balance at September 30, 2011	15,630,018	$156	1,162,500	$12	$118,369	$13,318	$7,498	$139,353

The accompanying notes are an integral part of these consolidated condensed financial statements.

CHINDEX INTERNATIONAL, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 1. BASIS OF PRESENTATION

Chindex International, Inc. (“Chindex” or “the Company”), founded in 1981, is an American health care company providing health care services in China through the operations of United Family Healthcare (“UFH”), a network of private care hospitals and affiliated ambulatory clinics. UFH currently operates in Beijing, Shanghai and Guangzhou.

The accompanying unaudited consolidated condensed financial statements of Chindex International, Inc. have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year. For further information, refer to the consolidated financial statements and footnotes thereto included in our Transition Report on Form 10-K for the nine months ended December 31, 2010.

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

On December 31, 2010, the Company’s Medical Products division was contributed to Chindex Medical Limited (“CML” or the “joint venture”), a newly formed entity in which the Company has a 49% ownership interest (see Note 4). Until December 31, 2010, the Company operated in two business segments, the Healthcare Services division and the Medical Products division. On December 31, 2010, the Company deconsolidated the Medical Products division upon the formation of CML, a newly formed entity consisting of certain medical device businesses contributed by Chindex and Shanghai Fosun Pharmaceutical (Group) Co., Ltd. (“FosunPharma”). The investment in CML is recorded using the equity method of accounting, effective December 31, 2010, with Chindex’s 49% interest in the earnings of CML beginning January 1, 2011.

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

Note 2. INVESTMENTS

The following table summarizes the Company’s investments, including accrued interest, as of September 30, 2011 and December 31, 2010 (in thousands):

	September 30, 2011	December 31, 2010
Current investments:
Certificates of deposit	$32,234	$34,037
U.S. Government Sponsored Enterprises	1,993	500
Corporate bonds	5,067	3,094

Total current investments	$39,294	$37,631

Noncurrent investments:
Corporate bonds	$507	2,439

Total noncurrent investments	$507	$2,439

The Company’s current investments as of September 30, 2011 include $32,234,000 of Certificates of Deposit, with fixed interest rates between 3.05% and 3.55% issued by Bank of China, a large financial institution in China, and HSBC, a large international financial institution. The Company’s investments in Certificates of Deposit are intended to be held to maturity. Other than Certificates of Deposit, the Company’s current investments also include available-for-sale securities at fair value, which approximates cost, of $1,993,000 issued by U.S. Government-sponsored enterprises and corporate bonds of $5,067,000, which mature within the next twelve months. The Company’s current investments are recorded at fair value, and the difference between fair value and amortized cost as of September 30, 2011 was de minimis. The Company’s noncurrent investments of $507,000 as of September 30, 2011, consist of corporate bonds which mature in 13 to 29 months.

The Company’s current investments as of December 31, 2010 include $34,037,000 of Certificates of Deposit, with fixed interest rates between 0.05% and 2.25% issued by HSBC, a large international financial institution, and by large financial institutions in China. The Company’s investments in Certificates of Deposit are intended to be held to maturity. Other than Certificates of Deposit, the Company’s current investments also include available-for-sale securities at fair value, which approximates cost, of $500,000 issued by U.S. Government-sponsored enterprises and corporate bonds of $3,094,000, which mature within one year from the period ended December 31, 2010. The Company’s current investments are recorded at fair value, and the difference between fair value and amortized cost as of December 31, 2010 was de minimis. The Company’s noncurrent investments of $2,439,000 as of December 31, 2010, consist of corporate bonds which mature in 13 to 21 months.

Note 3. INVENTORIES, NET

Inventories consist of medical supplies and pharmaceuticals in the amounts of $1,763,000 at September 30, 2011 and $1,413,000 at December 31, 2010, respectively.

Note 4. INVESTMENT IN UNCONSOLIDATED AFFILIATE

Background – Chindex Medical Limited

On December 31, 2010, Chindex International, Inc. (“Chindex”) and Shanghai Fosun Pharmaceutical (Group) Co., Ltd. (“FosunPharma”), a leading manufacturer and distributor of Western and Chinese medicine and devices in China, completed the first closing (the “Initial Closing”) of the formation of a joint venture to independently operate certain combined medical device businesses, including Chindex’s Medical Products division (MPD). The formation of the joint venture represents a basis of the strategic alliance between the two companies, which aims to capitalize on the long-term opportunity presented by medical product sectors in China. The joint venture entity, Chindex Medical Limited (the “joint venture” or “CML”), a Hong Kong entity, is focused on marketing, distributing, selling and servicing medical devices in China, including in Hong Kong, as well as activities in R&D and manufacturing of medical devices for the Chinese and export markets. CML is owned 51% by FosunPharma and 49% by Chindex.

Upon the Initial Closing, CML became the owner of the Chindex-contributed businesses (principally MPD). On August 30, 2011, CML became the holder of legal title to the FosunPharma-contributed businesses. Notwithstanding this transfer, the registration with and approval of Shanghai Administration of Foreign Exchange is required in order for CML to exercise certain of the rights and benefits as shareholder of such businesses. Until such approval is obtained, the FosunPharma-contributed businesses are being operated and managed by the joint venture under the entrustment arrangement that has been in effect since the Initial Closing.

Deconsolidation

FosunPharma has a controlling financial interest in CML. The Company is required to deconsolidate the contributed businesses when it ceases to have a controlling financial interest in the applicable subsidiaries. As explained below, the Company concluded that CML is a voting interest entity, rather than a variable interest entity. Therefore, the reduction of the Company’s interest to 49% indicated that it no longer had a controlling financial interest and needed to deconsolidate under ASC 810. Accordingly, Chindex deconsolidated its MPD from its consolidated balance sheet, effective December 31, 2010.

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

In its VIE analysis, the Company considered the five characteristics of a VIE described in ASC 810-10-15-14. Management evaluated the characteristics of its investment in CML and believes that CML would not be deemed a VIE. Management concluded that FosunPharma effectively contributed its businesses to CML as of the formation date since the entrusted management agreement (the “Entrustment Agreement”) entered into by a subsidiary of CML, FosunPharma and a subsidiary of FosunPharma provides CML with unilateral control over Shanghai Chuangxin (as defined in the Entrustment Agreement). Although the legal form of the transaction is that FosunPharma initially delivered a promissory note in exchange for its interest in CML, Management notes that this was required solely due to a timing delay in receiving regulatory approvals. The substance of the arrangement is that FosunPharma has irrevocably arranged the contribution of Shanghai Chuangxin in exchange for its equity interest in CML particularly because the probability of governmental approvals was high (and in fact has already been obtained). Accordingly, Management believes that FosunPharma’s investment would be deemed equity at risk and that the combined equity of CML would be sufficient to permit the entity to finance its activities without additional subordinated financial support. It should be noted that CML has been financed 100% with equity and does not have any other forms of subordinated financial support, which justifies the position that the amount of equity is sufficient to conduct operations.

Management also considered certain characteristics related to control and expected economics of CML to support the conclusion that CML is not a VIE. The Company and FosunPharma control CML, as they have the ability to elect all of the members of the Board of Directors of CML, and there are no other interests that provide its holders with participating rights over the activities that most significantly impact CML’s economic performance. Accordingly, the group of holders of the equity investment at risk has the power to direct the activities of CML that most significantly impact CML’s economic performance. Additionally, Management concluded that, pursuant to the agreements entered into in connection with the formation of CML, the voting rights held by both FosunPharma and the Company are proportional to their economic interests in CML. Management further noted that FosunPharma and the Company have both the obligation to absorb the losses and the right to receive the expected residual returns of CML as there are no other interests that either protect them from absorbing expected losses or cap their residual returns. Therefore, Management has concluded the entity is not a VIE and must be assessed under the voting interest model.

It is generally understood that when a company owns less than 50% of an entity that is not considered a VIE, the company is precluded from consolidating its investee. Specifically, ASC 810-10-25-1 states that the usual condition for a controlling financial interest is ownership of a majority voting interest. Since the Company owns 49% of CML (whereas a single entity, FosunPharma, owns 51%), and does not have control over the entity through the Board of Directors (whereas FosunPharma has the power to appoint a majority of such Board of Directors), the Company should not consolidate CML. Conversely, FosunPharma obtained control through its majority stock ownership and Board of Directors representation upon the Initial Closing. Therefore, the Company’s investment in CML is accounted for as an equity method investment.

Summarized Financial Information for CML

Beginning with the commencement of CML operations on January 1, 2011, Chindex follows the equity method of accounting to recognize its 49% interest in the net assets and the net earnings of CML on an on-going basis. Summarized financial information for the unconsolidated CML affiliate for which the equity method of accounting is used is presented below on a 100 percent basis. The assets and liabilities of CML as of September 30, 2011 and December 31, 2010 including provisional fair value adjustments are as follows (in thousands):

	Three months ended	Three months ended
	September 30, 2011	December 31, 2010
Current assets	$93,909	$94,083
Noncurrent assets	19,837	17,543

Total assets	$113,746	$111,626

Current liabilities	$51,208	$53,551
Noncurrent liabilities	903	1,064

Total liabilities	52,111	54,615
Stockholders’ equity	61,635	57,011

Total liabilities and stockholders’ equity	$113,746	$111,626

	Three months ended	Three months ended
	Three months ended September 30, 2011	Nine months ended September 30, 2011
Revenue	$32,024	$93,855
Income before income taxes	1,909	4,207
Net income	1,364	3,076

CML is a 51%-owned subsidiary of FosunPharma. The assets, liabilities and stockholders’ equity in the summarized financial data table presented above for CML have been prepared on a stand-alone basis, with the assets and liabilities of the entities contributed to CML by FosunPharma reported on a historical cost basis, while the assets and liabilities acquired from Chindex have been recorded on a fair value basis. In reporting its 49% interest in the net assets and net earnings of CML using the equity method of accounting, Chindex includes its 49% interest in the stand-alone financial statements of CML, and also records adjustments to reflect the amortization of basis differences attributable to the fair values in excess of net book values of identified tangible and intangible assets contributed by FosunPharma to CML at its formation date. In addition, certain employees of CML participate in Chindex stock-based compensation programs. The expense for these stock options or restricted stock is recognized by CML as the services are provided. The total stock-based compensation expense recognized by CML in the three and nine months ended September 30, 2011 was $310,000 and $992,000, respectively.

For the three and nine months ended September 30, 2011, Chindex recognized income of $539,000 and $1,121,000, respectively, for its 49% equity in the operating results of CML. This consisted of income of $1,364,000 and $3,075,000, respectively, for the stand-alone net income of CML (after recognition of stock-based compensation expense) and after deducting $129,000 and $387,000, respectively, for the amortization of basis differences attributable to acquired intangibles.

As of September 30, 2011, Chindex had a receivable from CML entities of $6,417,000, primarily related to advance payments for procurement of medical equipment, and a payable to CML of $946,000. It is expected that the medical equipment will be purchased within one year.

As of December 31, 2010, Chindex had a net receivable from CML entities of $9,330,000. This amount was substantially settled by cash payment in January 2011.

Note 5. PROPERTY AND EQUIPMENT, NET

(in thousands)

	September 30, 2011	December 31, 2010
Property and equipment, net consists of the following:
Furniture and equipment	$21,700	$17,592
Vehicles	238	170
Construction in progress	14,502	12,224
Leasehold improvements	29,100	17,988

	65,540	47,974
Less: accumulated depreciation and amortization	(14,610)	(10,875)

	$50,930	$37,099

Construction in progress relates to the development of the United Family Healthcare network of private hospitals and health clinics in China, including facilities and systems development. Construction costs incurred during the nine months ended September 30, 2011 primarily related to the expansion of the Company’s existing Beijing hospital campus and construction of the women and children’s hospital in Tianjin. Capitalized interest on construction in progress was $402,000 and $80,000 during the nine months ended September 30, 2011 and 2010, respectively. Depreciation and amortization expense for property and equipment for the nine months ended September 30, 2011 was $3,653,000 and was $2,946,000, for the nine months ended September 30, 2010, which included $184,000 related to the Medical Products business.

Note 6. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

(in thousands)

	September 30, 2011	December 31, 2010
Accrued expenses:
Accrued expenses- healthcare services	$4,598	$3,331
Accrued compensation	5,271	3,531
Accrued expenses- other	751	1,679

	$10,620	$8,541

Other current liabilities:
Accrued other taxes payable- non-income	$711	$698
Customer deposits	2,989	2,609
Other current liabilities	1,185	567

	$4,885	$3,874

Note 7. DEBT

The Company’s short-term and long-term debt balances are (in thousands):

	September 30, 2011		December 31, 2010
	Short term	Long term	Short term	Long term
Long term loan	$—	$10,210	$—	$9,797
Convertible notes, net of debt discount	—	13,459	—	13,273

	$—	$23,669	$—	$23,070

Long term loan- IFC 2005

In October 2005, Beijing United Family Hospital (BJU) and Shanghai United Family Hospital (SHU), majority-owned subsidiaries of the Company, obtained long-term debt financing under a program with the International Finance Corporation (IFC) (a division of the World Bank) for 64,880,000 Chinese Renminbi (approximately $8,000,000) (the “IFC 2005 RMB Loan”). The term of the loan is 10 years at an initial interest rate of 6.73% with the borrowers required to make annual payments into a sinking fund beginning with the first payment in September 2010. Deposits into the sinking fund will accumulate until a lump sum payment is made at maturity of the debt in October 2015. The interest rate will be reduced to 4.23% for any amount of the outstanding loan on deposit in the sinking fund. The loan program also includes certain other covenants which require the borrowers to achieve and maintain specified liquidity and coverage ratios in order to conduct certain business transactions such as pay intercompany management fees or incur additional indebtedness. Chindex International, Inc. guaranteed repayment of this loan. In terms of security, IFC has, among other things, a lien over the equipment owned by the borrowers and over their bank accounts. In addition, IFC has a lien over Chindex bank accounts not already pledged, but not over other Chindex assets. As of September 30, 2011, the outstanding balance of this debt was 64,880,000 Chinese Renminbi (current translated value of $10,210,000, see “Foreign Currency Exchange and Impact of Inflation”) classified as long-term. As the annual deposits into the sinking fund do not extinguish a portion of the long-term debt liability, the entire loan is expected to be classified as long-term until a financial reporting date that is less than one year from final maturity. The balance sheet classification of the sinking fund assets is similarly noncurrent, until a date that is less than one year from the lump sum payment. As of September 30, 2011, sinking fund assets of 6,488,000 Chinese Renminbi (current translated value of $1,021,000) were included in Restricted Cash and Sinking Funds on the Company’s consolidated condensed balance sheets.

The Company is currently in discussions with IFC to revise the terms of the IFC 2005 RMB Loan, which is necessary in order to incorporate the effects of the expansion of the Beijing hospital campus on the collateral and loan covenant provisions. The Company expects the revised terms will provide for (1) advance funding by the Company of the full principal and interest amounts into a pledged bank account or the purchase of certificates of deposit having a face amount equal to the full principal and interest amount and subsequent pledge of such certificates of deposit to the IFC, and (2) revised loan covenants which reflect the positive impact of the advance funding on IFC’s collateral and overall loan security.

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

In connection with the issuance of the Notes, the Company incurred issuance costs of $314,000, which primarily consisted of legal and other professional fees. Of these costs, $61,000 is attributable to the Tranche A shares, $159,000 is attributable to Tranche B Notes which converted in January 2008 and the remaining of $94,000 is attributable to the Tranche C Notes and has been capitalized to be amortized over the life of the Notes. As of September 30, 2011 and December 31, 2010, the unamortized financing cost was $57,000 and $64,000, respectively, and is included in Other Assets in the consolidated condensed balance sheets.

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

The debt discount pursuant to the Notes as of September 30, 2011 and December 31, 2010 and was $1,541,000 and $1,727,000, respectively. Amortization of the discount was approximately $62,000 for the three months ended September 30, 2011 and September 30, 2010, and $186,000 for the nine months ended September 30, 2011 and September 30, 2010, respectively.

Loan Facility- IFC 2007

The Company had entered into a loan agreement with IFC (the “IFC Facility”), designed to provide for loans (the “IFC Loans”) in the aggregate amount of $25 million to expand the Company’s United Family Hospitals and Clinics network of private hospitals and clinics in China, subject to the satisfaction of certain disbursement conditions, including the establishment of two new Joint Venture entities in Beijing and Guangzhou (the “Joint Ventures”) qualified to undertake the construction, equipping and operation of the proposed healthcare facilities, minimum Company ownership and control over the Joint Ventures, the availability to IFC of certain information regarding the Joint Ventures and other preconditions. The IFC Loans were designed to fund a portion of the Company’s financing for the expansion program. There can be no assurances that the preconditions to disbursements under the IFC Facility will be satisfied or that, in any event, disbursements under the IFC Facility will be achieved. As of September 30, 2011, the IFC Facility was not available.

As contemplated in the IFC Facility, the IFC Loans would be made directly to the Joint Ventures. We have experienced delays in the development timeline due to certain changes in project scope for the proposed healthcare facilities and the fluctuations and uncertainties in the real estate markets in China resulting from the global economic downturn. We are currently in discussion with IFC regarding the changes in the project scope and the revisions necessary to the documentation for the IFC Facility in order to allow the fulfillment of the preconditions to the first disbursement. As of the date of this report, the parties have not established a specific date by which time the revisions to the IFC Facility would be effected in order to permit the first disbursement. Draws under the IFC Facility remain subject to lender agreement as to project scope, collateral and other provisions.

Certain other of the original loans terms under the IFC Facility are expected to change in connection with the current discussions regarding IFC Facility. In any event, the loans would include certain covenants that require the borrowers to achieve and maintain specified liquidity and coverage ratios in order to conduct certain business transactions such as pay intercompany management fees or incur additional indebtedness. Mutual agreement or amendment of these terms and finalization of conditions precedent, as well as updated internal credit approvals at IFC, will be required prior to the availability of the revised IFC Facility, as to which there can be no assurances.

The obligations of each borrower under the IFC Facility would be guaranteed by the Company pursuant to a guarantee agreement with IFC, would be secured by a pledge by the Company of its equity interests in the borrowers pursuant to a share pledge agreement by the Company with IFC and would be secured pursuant to a mortgage agreement between the borrowers and IFC.

The IFC Facility contains customary financial covenants, including maintenance of a maximum ratio of liabilities to tangible net worth and a minimum debt service coverage ratio, and covenants that, among other things, place limits on the Company’s ability to incur debt, create liens, make investments and acquisitions, sell assets, pay dividends, prepay subordinated debt, merge with other entities, engage in transactions with affiliates, and make capital expenditures. The IFC Facility also contains customary events of default. As of September 30, 2011, the Company was in compliance with the loan covenants as amended.

Loan Facility- DEG 2008

Chindex China Healthcare Finance, LLC (“China Healthcare”), a wholly-owned subsidiary of the Company, had entered into a Loan Agreement with DEG-Deutsche Investitions und Entwicklungsgesellschaft (DEG) of Cologne, Germany, a member of the KfW banking group, designed to provide for loans (the “DEG Loans”) in the aggregate amount of $20 million to expand the Company’s United Family Hospitals and Clinics network of private hospitals and clinics in Beijing and Guangzhou, China (the “DEG Facility”), subject to substantially the same disbursement conditions as contained in the IFC Facility. The DEG Loans were designed to fund a portion of the Company’s financing for the expansion program. There can be no assurance that the preconditions to disbursements under the DEG Facility will be satisfied or that, in any event, disbursements under the DEG Facility will be achieved. As of September 30, 2011, the DEG Facility was not available.

As currently contemplated in the DEG Facility, the DEG Loans would be made directly to the two Joint Ventures. We have experienced delays in the development timeline due to certain changes in project scope for the proposed healthcare facilities and the fluctuations and uncertainties in the real estate markets in China resulting from the global economic downturn We are currently in discussion with DEG regarding the changes in the project scope and the revisions necessary to the documentation for the DEG Facility in order to allow the fulfillment of the preconditions to the first disbursementAs of the date of this report, the parties have not established a specific date by which time the revisions to the DEG Facility would be effected in order to permit the first disbursement. Draws under the DEG Facility remain subject to lender agreement as to project scope, collateral and other provisions.

Although, as initially negotiated, the DEG Loans would be substantially identical to the IFC Loans, certain of the original loans terms under both facilities are expected to change. Mutual agreement on or amendment of these terms and finalization of conditions precedent, as well as updated internal credit approvals at DEG, will be required prior to the availability of the revised DEG Facility, as to which there can be no assurances.

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

The Company’s guarantee of the DEG Facility contains customary financial covenants, including maintenance of a maximum ratio of liabilities to tangible net worth and a minimum debt service coverage ratio, and covenants that, among other things, place limits on the Company’s ability to incur debt, create liens, make investments and acquisitions, sell assets, pay dividends, prepay subordinated debt, merge with other entities, engage in transactions with affiliates, and make capital expenditures. The DEG Facility contains customary events of default. As of September 30, 2011, the Company was in compliance with the loan covenants as amended.

In connection with the issuance of the IFC Facility and the DEG Facility, the Company incurred issuance costs of $1,019,000, which primarily consisted of legal and other professional fees. These issuance costs have been capitalized and will be amortized over the life of the debt. As of September 30, 2011 and December 31, 2010, the balance of the unamortized financing costs was $1,019,000 and is included in other assets in the consolidated condensed balance sheets.

Debt Payments Schedule and Restricted Cash

The following table sets forth the Company’s debt obligations and sinking fund requirements as of September 30, 2011:

(In thousands)

	Total	2011	2012	2013	2014	2015	Thereafter
Long term loan less sinking fund deposits	$9,189	$1,021	$2,042	$2,042	$2,042	$2,042	$—
Convertible notes	15,000	—	—	—	—	—	15,000

Total	$24,189	$1,021	$2,042	$2,042	$2,042	$2,042	$15,000

Restricted cash of $1,021,000 as of September 30, 2011, consisted of the sinking fund deposits related to the IFC loan. Restricted cash of $1,280,000 as of December 31, 2010, consists of $980,000 for the sinking fund deposits related to the IFC Loans and $300,000 for a performance bond.

Note 8. TAXES

We recorded a $791,000 provision for taxes in the three months ended September 30, 2011 compared to a provision for taxes of $1,497,000 for the three months ended September 30, 2010. We recorded a $2,853,000 provision for taxes in the nine months ended September 30, 2011 compared to a provision for taxes of $3,300,000 for the nine months ended September 30, 2010. The effective tax rate was calculated in accordance with ASC 740-270. Our tax expense includes the effect of losses in entities for which we cannot recognize a benefit in accordance with the provisions of ASC 270 and ASC 740-270 and the effect of valuation allowance for deferred tax assets.

We recognize interest and penalties related to uncertain tax positions in income tax expense. As of September 30, 2011 and December 31, 2010, we had no accrued interest or penalties related to uncertain tax positions.

Note 9. EARNINGS PER SHARE

The Company follows ASC 260 whereby basic earnings per share excludes any dilutive effects of options, restricted stock, warrants and convertible securities and diluted earnings per share includes such effects. The Company does not include the effects of stock options, restricted stock, warrants and convertible securities for periods when such an effect would be antidilutive.

The following is a reconciliation of the numerators and denominators of the basic and diluted Earnings per Share (EPS) computations for net income and other related disclosures (in thousands, except for share and per share data):

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Basic net income per share computation:
Numerator:
Net income	$315	$3,237	$2,028	$4,588
Denominator:
Weighted average shares outstanding- basic	16,134,459	15,213,124	16,113,426	14,908,644
Net income per common share - basic:	$.02	$.21	$.13	$.31

Diluted net income per share computation:
Numerator:
Net income	$315	$3,237	$2,028	$4,588
Interest expense for convertible notes	62	62	186	186

Numerator for diluted earnings per share	$377	$3,299	$2,214	$4,774

Denominator:
Weighted average shares outstanding- basic	16,134,459	15,213,124	16,113,426	14,908,644
Effect of dilutive securities:
Shares issuable upon exercise of dilutive outstanding stock options, conversion of convertible debentures, vesting of restricted stock and exercise of warrants:	1,116,089	1,369,057	1,298,344	1,462,649

Weighted average shares outstanding-diluted	17,250,548	16,582,181	17,411,770	16,371,293

Net income per common share - diluted:	$.02	$.20	$.13	$.29

For the three months ended September 30, 2011 and 2010, there were 449,214 and 451,353 shares, respectively, which were not included in the calculation of diluted net income per share as the effect would have been antidilutive. For the nine months ended September 30, 2011 and 2010, there were 178,848 and 649,347 shares, respectively, which were not included in the calculation of diluted net income per share as the effect would have been antidilutive.

Note 10. STOCKHOLDERS’ EQUITY

Stock-Based Compensation

The Company incurred stock based compensation expense of $878,000 for the three months ended September 30, 2011 and $375,000 for the three months ended September 30, 2010, and $2,547,000 for the nine months ended September 30, 2011 and $1,893,000 for the nine months ended September 30, 2010 for Chindex employees and outside directors.

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

The following table summarizes the stock option activity during the nine months ended September 30, 2011:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)*
Options outstanding at December 31, 2010	1,256,889	$10.03
Granted	18,000	14.22
Exercised	(13,175)	8.66
Canceled	(5,247)	13.16
Expired	(7,478)	13.22

Options outstanding at September 30, 2011	1,248,989	$10.07	5.65	$1,935

Options exercisable at September 30, 2011	1,110,937	$9.63	5.32	$1,935

*	The aggregate intrinsic value on this table was calculated based on the positive difference between the closing market price of the Company’s common stock on September 30, 2011 ($8.81) and the exercise price of the underlying options.

During the nine months ended September 30, 2011 and 2010, the total intrinsic value of stock options exercised was $112,000 and $21,000 respectively, and the actual cash received upon exercise of stock options was $114,000 and $90,000 respectively. The unamortized fair value of the stock options as of September 30, 2011 was $955,000, the majority of which is expected to be expensed over the weighted-average period of 1.32 years.

The following table summarizes activity relating to restricted stock for the nine months ended September 30, 2011:

	Number of shares underlying restricted stock	Aggregate Intrinsic Value of Restricted Stock (in thousands) *
Outstanding at December 31, 2010	412,774
Granted	321,898
Vested	(95,918)
Forfeited	(5,260)

Outstanding at September 30, 2011	633,494	$5,581

Expected to vest	603,529	$5,317

*	The aggregate intrinsic value on this table was calculated based on the closing market price of the Company’s common stock on September 30, 2011 ($8.81).

The weighted average remaining contractual term of the restricted stock, calculated based on the service-based term of each grant, is approximately two years. As of September 30, 2011, the unamortized fair value of the restricted stock was $7,117,000. This unamortized fair value is expected to be expensed over the weighted-average period of 3.18 years. Restricted stock is valued at the stock price on the date of grant.

Note 11. STOCK PURCHASE AGREEMENT – FOSUNPHARMA

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

The sale of the shares of common stock to Investor would be completed in two closings, each of which would relate to approximately one-half of the shares to be purchased and be subject to certain customary closing conditions, including that no material adverse change shall have occurred with respect to the Company. In addition, the second closing is subject to the consummation of the joint venture (the “Joint Venture”) between the parties to be comprised of the Company’s Medical Products division and certain of Investor’s medical device businesses in China. The initial closing occurred on August 27, 2010, with the Investor purchasing 933,022 shares of Chindex common stock at $15 per share, resulting in proceeds to Chindex, net of transaction costs, of $13,803,000. The second closing has not yet occurred.

At the initial closing under the Stock Purchase Agreement, the Company, Investor and FosunPharma entered into a stockholder agreement (the “Stockholder Agreement”). Under the Stockholder Agreement, until the first to occur of (i) Investor holds 5% or less of the outstanding shares of common stock, (ii) there shall have been a change of control of the Company as defined in the Stockholder Agreement, and (iii) the seventh anniversary of the initial closing, Investor has agreed to vote its shares in accordance with the recommendation of the Company’s Board of Directors on any matters submitted to a vote of the stockholders of the Company relating to the election of directors and compensation matters and with respect to certain proxy or consent solicitations. The Stockholder Agreement also contains standstill restrictions on Investor generally prohibiting the purchase of additional securities of the Company. The standstill restrictions terminate on the same basis as does the voting agreement above, except that the 5% standard would increase to 10% upon the second closing. In addition, the Stockholder Agreement contains an Investor lock-up restricting sales by Investor of its shares of the Company’s common stock for a period of five years following the date of the Stockholder Agreement, subject to certain exceptions.

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

Note 12. COMMITMENTS AND CONTINGENCIES

Leases

The Company leases office space, warehouse space, and space for hospital and clinic operations under operating leases. Future minimum payments under these noncancelable operating leases consist of the following (in thousands):

Three months ending December 31,
2011	$1,334
Year ending December 31,
2012	6,125
2013	5,676
2014	5,338
2015	5,294
Thereafter	46,007

Net minimum rental commitments	$69,774

The above leases require the Company to pay certain pass through operating expenses and rental increases based on inflation.

Rental expense was approximately $1,651,000 and $1,009,000 for the three months ended September 30, 2011 and 2010, respectively. Rental expense was approximately $4.450,000 and $2,969,000 for the nine months ended September 30, 2011 and 2010, respectively. The prior year amounts of $1,009,000 and $2,969,000 excludes rental expense for the Medical Product business which is included in product selling and other operating expenses.

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

The following table presents the balances of investment securities measured at fair value on a recurring basis by level (in thousands):

As of September 30, 2011:

Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
U.S. Government Sponsored Enterprises	$1,993	$—	$1,993	$—
Corporate Bonds	5,574	—	5,574	—

Total	$7,567	$—	$7,567	$—

As of December 31, 2010:

Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
U.S. Government Sponsored Enterprises	$500	$—	$500	$—
Corporate Bonds	5,533	—	5,533	—

Total	$6,033	$—	$6,033	$—

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

The fair value of the Company’s convertible debt was calculated based on an estimate of the present value of the debt payments combined with an estimate of the value of the conversion option, using the Black-Scholes option pricing model. For the Company’s other long-term debt, the fair value was calculated based on an estimate of the present value of the debt payments. As of September 30, 2011, the carrying value of the Company’s convertible debt, net of debt discount, and the long-term debt outstanding for the IFC 2005 RMB Loan was $23.7 million, and the estimated fair value was $27.1 million. The carrying amounts of the remaining debt instruments approximate fair value, as the instruments are subject to variable rates of interest or have short maturities.

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

RESULTS OF OPERATIONS

Three months ended September 30, 2011 compared to three months ended September 30, 2010

Overview of Consolidated Results

We own and operate the United Family Healthcare network of private hospitals and clinics in the People’s Republic of China. United Family Healthcare currently operates hospitals and affiliated clinic facilities in the Beijing, Shanghai and Guangzhou markets. Our network operations in each market have earned the accreditation of the Joint Commission International. Our current network operations include the following facilities:

•	Beijing Market

•	Beijing United Family Hospital main campus

•	Expanding from 50 to 120 licensed beds

•	In the current period 40 available beds

•	4 affiliated satellite clinics

•	Shanghai Market

•	Shanghai United Family Hospital main campus

•	50 licensed beds

•	In the current period 30 available beds

•	2 affiliated satellite clinics

•	2 managed clinics

•	Guangzhou Market

•	1 affiliated clinic

We have undertaken a number of market expansion projects in our current markets:

In Beijing, we expect to significantly increase service offerings and more than double our available beds progressively over the 2011 – 2013 period through expansion at our existing hospital campus. In addition, we have begun development of United Family Beijing Rehabilitation Hospital, a facility of approximately 150 licensed beds expected to open progressively over the 2012 – 2014 period.

In Shanghai, expansion projects are expected to include increased services at the current hospital campus located in the Puxi district and expanded operations at the affiliated clinic at Shanghai Huashan Pudong Hospital.

In Guangzhou, we are increasing service offerings at our current clinic facilities in and continue our development plans to build a main hospital facility.

We are also expanding into new geographic markets:

In Tianjin, a city just to the southeast of Beijing, we have begun the development of a maternity hospital facility of approximately 25 beds expected to open progressively over the 2011 - 2012 period.

In connection with the expansion plans outlined above, over the next twelve months we have planned capital expenditures of up to $60 million for construction, equipment and information systems (see “Liquidity and Capital Resources”). During the period ended September 30, 2011, the development, pre-opening and start up expenses, including post-opening expenses, for these projects were $2,392,000 compared to $653,000 in the prior period, reflecting primarily expenses incurred for the Beijing, Pudong and Tianjin projects.

The Chinese Government’s healthcare reform program encourages private investment, such as Chindex’s United Family Healthcare, as the primary source for development of specialty and premium healthcare services within the Chinese healthcare system. Nevertheless, expansions of our existing facilities as well as new hospital and affiliated clinic projects are complex, requiring several phases over extended periods of time. The projects are subject to delays routinely encountered in complex construction projects in regulated industries and are subject to, among other things, the receipt of (i) medical-related approvals from local health authorities and in some cases the Ministry of Health at the national level, (ii) foreign invested joint venture health facility approvals from the local Bureau of Commerce and Trade, and (iii) local construction and safety approvals. Accordingly, we give windows of expected completion of our expansion projects, the exact timing of which are subject to the actual receipt of the various government licenses and permits.

Our discussion and analysis below relates to the revenue and expenses of our healthcare services business for the three months ended September 30, 2011 compared to the comparable period in the prior year.

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

Net Revenue

(in thousands)

	Three months ended September 30,
	2011	2010	Change
Healthcare services net revenue	$28,815	$23,361	23%

Our healthcare services revenue for the three months ended September 30, 2011 was $28,815,000, a 23% increase from the three months ended September 30, 2010 revenue of $23,361,000. The increase in net revenue is attributable to growth in both inpatient and outpatient services.

The table below identifies the relative contribution of inpatient and outpatient services to gross revenue.

	Three months ended September 30,
	2011	2010
Inpatient/Outpatient gross revenue percentages
Inpatient services as percent of gross revenue	42%	40%
Outpatient services as percent of gross revenue	58%	60%

	100%	100%

The table below identifies the primary service lines contributing to gross revenue.

	Three months ended September 30,
	2011	2010
Gross revenue by service line (hospital facilities only):
Surgical services	19.0%	19.4%
OB/GYN	16.0%	15.9%
Pediatrics	7.2%	7.2%
Ancillary services
Laboratory	10.0%	10.2%
Radiology	10.7%	10.7%
Pharmacy	12.6%	11.5%
All other services	24.5%	25.1%

	100%	100%

Operating expenses

(in thousands)

	Three months ended September 30,
	2011	2010	Change
Salaries, wages and benefits	$16,540	$12,718	30%
Other operating expenses	4,962	3,962	25%
Supplies and purchased medical services	3,247	2,281	42%
Bad debt expense	466	198	135%
Depreciation and amortization	1,459	955	53%
Lease and rental expense	1,651	1,009	64%

	$28,325	$21,123	34%

Salaries, wages and benefits increased 30% in the current period compared to the prior year period primarily due to the increased headcount of 19.8% associated with the revenue increases and development activities. Increases in headcount were due to both increased activities in our existing facilities as well as for pre-opening activities in advance of the opening of our expanded Beijing and Tianjin facilities.

Other operating expenses increased by $1,000,000 or 25%, primarily due to increased office and administrative supplies of approximately $273,000, business travel and meals $179,000, marketing of $184,000, and building utilities and other outside services of $225,000.

Supplies and purchased medical services increased by $966,000 or 42%, due to increased usage of medical supplies and pharmaceuticals related to higher patient procedures of approximately $863,000 or 44%, and increased purchased medical services of approximately $103,000 or 33%.

Bad debt expense increased by $268,000, and, as a percentage of net revenue, bad debt expense was 1.6% in 2011, which is in line with our historic averages, compared to 0.8% in the prior year period, which was unusually low.

Depreciation and amortization expense increased by $504,000 or 53% to $1,459,000, primarily due to the opening of expanded facilities, which are now being depreciated.

Lease and rental expense increased to $1,651,000 in the current period compared to $1,009,000 in the prior year period, primarily due to the increase in the total building space utilized in the expanded operations of our hospital and clinic network.

Other Income and Expenses

Interest income during the recent quarter and prior quarter was $192,000 and $108,000, respectively, as there were no significant changes in average investment balances or interest rates.

Interest expense during the recent quarter was $109,000 as compared to interest expense of $212,000 in the same quarter of the prior year due to decreases of short-term debt and increases of capitalized interest due to higher construction activities.

Equity in income of unconsolidated affiliates in the amount of $539,000 represents our 49% interest in the income of CML for the three months ended September 30, 2011. CML was formed on December 31, 2010 and, accordingly, there is no comparable amount in the prior year period.

Taxes

We recorded a provision for taxes of $791,000 (an effective tax rate of approximately 72%) in the three months ended September 30, 2011, compared to a provision for taxes of $1,497,000 (an effective tax rate of approximately 32%) in the three months ended September 30, 2010. The increase of the effective tax rate in the current quarter is primarily due to the effect of losses in entities for which we cannot recognize tax benefit

Nine months ended September 30, 2011 compared to nine months ended September 30, 2010

Overview of Consolidated Results

We own and operate the United Family Healthcare network of private hospitals and clinics in the People’s Republic of China. United Family Healthcare currently operates hospitals and affiliated clinic facilities in the Beijing, Shanghai and Guangzhou markets. Our network operations in each market have earned the accreditation of the Joint Commission International. Our current network operations include the following facilities:

•	Beijing Market

•	Beijing United Family Hospital main campus

•	Expanding from 50 to 120 licensed beds

•	In the current period 40 available beds

•	4 affiliated satellite clinics

•	Shanghai Market

•	Shanghai United Family Hospital main campus

•	50 licensed beds

•	In the current period 30 available beds

•	2 affiliated satellite clinics

•	2 managed clinics

•	Guangzhou Market

•	1 affiliated clinic

We have undertaken a number of market expansion projects in our current markets:

In Beijing, we expect to significantly increase service offerings and more than double our available beds progressively over the 2011 – 2013 period through expansion at our existing hospital campus. In addition, we have begun development of United Family Beijing Rehabilitation Hospital, a facility of approximately 150 licensed beds expected to open progressively over the 2012 – 2014 period.

In Shanghai, expansion projects are expected to include increased services at the current hospital campus located in the Puxi district and expanded operations at the affiliated clinic at Shanghai Huashan Pudong Hospital.

In Guangzhou, we are increasing service offerings at our current clinic facilities in and continue our development plans to build a main hospital facility.

We are also expanding into new geographic markets:

In Tianjin, a city just to the southeast of Beijing, we have begun the development of a maternity hospital facility of approximately 25 beds expected to open progressively over the 2011 - 2012 period.

In connection with the expansion plans outlined above, over the next twelve months we have planned capital expenditures of up to $60 million for construction, equipment and information systems (see “Liquidity and Capital Resources”). During the period ended September 30, 2011, the development, pre-opening and start up expenses, including post-opening expenses, for these projects were $5,182,000 compared to $1,454,000 in the prior period, reflecting primarily expenses incurred in the Beijing, Pudong and Tianjin projects.

The Chinese Government’s healthcare reform program encourages private investment, such as Chindex’s United Family Healthcare, as the primary source for development of specialty and premium healthcare services within the Chinese healthcare system. Nevertheless, expansions of our existing facilities as well as new hospital and affiliated clinic projects are complex, requiring several phases over extended periods of time. The projects are subject to delays routinely encountered in complex construction projects in regulated industries and are subject to, among other things, the receipt of (i) medical-related approvals from local health authorities and in some cases the Ministry of Health at the national level, (ii) foreign invested joint venture health facility approvals from the local Bureau of Commerce and Trade, (iii) local construction and safety approvals. Accordingly, we give windows of expected completion of our expansion projects, the exact timing of which are subject to the actual receipt of the various government licenses and permits.

Our discussion and analysis below relates to the revenue and expenses of our healthcare services business for the nine months ended September 30, 2011 compared to the comparable period in the prior year.

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

Net Revenue

(in thousands)

	Nine months ended September 30,
	2011	2010	Change
Healthcare services net revenue	$82,465	$69,278	19%

Our healthcare services revenue for the nine months ended September 30, 2011 was $82,465,000, a 19% increase from the nine months ended September 30, 2010 revenue of $69,278,000. The increase in net revenue is attributable to growth in both inpatient and outpatient services.

The table below identifies the relative contribution of inpatient and outpatient services to gross revenue.

	Nine months ended September 30,
	2011	2010
Inpatient/Outpatient gross revenue percentages
Inpatient services as percent of gross revenue	41%	40%
Outpatient services as percent of gross revenue	59%	60%

	100%	100%

The table below identifies the primary service lines contributing to gross revenue.

	Nine months ended September 30,
	2011	2010
Gross revenue by service line (hospital facilities only):
Surgical services	18.3%	18.8%
OB/GYN	15.0%	14.9%
Pediatrics	7.7%	7.8%
Ancillary services
Laboratory	10.2%	10.3%
Radiology	11.0%	11.5%
Pharmacy	12.0%	11.8%
All other services	25.8%	24.9%

	100%	100%

Operating expenses

(in thousands)

	Nine months ended September 30,
	2011	2010	Change
Salaries, wages and benefits	$46,768	$38,364	22%
Other operating expenses	13,518	10,615	27%
Supplies and purchased medical services	9,109	6,915	32%
Bad debt expense	1,396	1,139	23%
Depreciation and amortization	3,653	2,762	32%
Lease and rental expense	4,450	2,969	50%

	$78,894	$62,764	26%

Salaries, wages and benefits increased 22% in the current period compared to the prior year period primarily due to the increased headcount of 17.8% associated with the revenue increases and development activities. Increases in headcount were due to both increased activities in our existing facilities as well as for pre-opening activities in advance of the opening of our expanded Beijing and Tianjin facilities.

Other operating expenses increased by $2,903,000 or 27%, primarily due to increased office and administrative supplies of approximately $636,000, professional fees for legal and valuation services in the current period related to the formation and startup of CML of approximately $400,000, other legal and professional fees of $449,000, business travel and meals $445,000, marketing of $385,000, building utilities, maintenance and other outside services of $586,000.

Supplies and purchased medical services increased by $2,194,000 or 32%, due to increased usage of medical supplies and pharmaceuticals related to higher patient procedures of approximately $1,996,000 or 34%, and increased purchased medical services of approximately $199,000 or 20%.

Bad debt expense increased by $257,000. As a percentage of net revenue, bad debt expense was 1.7% in 2011 compared to 1.6% in the prior year period, which is in line with our historic averages.

Depreciation and amortization expense increased by $891,000 or 32% to $3,653,000, primarily due to the opening of expanded facilities, which are now being depreciated.

Lease and rental expense increased to $4,450,000 in the current period compared to $2,969,000 in the prior year period, primarily due to the increase in the total building space utilized in the expanded operations of our hospital and clinic network.

Other Income and Expenses

Interest income during the recent period and prior period was $552,000 and $410,000, respectively, as there were no significant changes in average investment balances or interest rates.

Interest expense during the recent period was $290,000 as compared to interest expense of $619,000 in the same period of the prior year due to decreases of short-term debt and increases of capitalized interest due to higher construction activities.

Equity in income of unconsolidated affiliates in the amount of $1,121,000 represents our 49% interest in the income of CML for the nine months ended September 30, 2011. CML was formed on December 31, 2010 and, accordingly, there is no comparable amount in the prior year period.

Miscellaneous (expense) income during the recent period and prior period was ($73,000) and $238,000, respectively. The income in the prior period was substantially due to the gain on the change in fair value of the warrants of $225,000.

Taxes

We recorded a provision for taxes of $2,853,000 (an effective tax rate of approximately 58.5%) in the nine months ended September 30, 2011, compared to a provision for taxes of $3,300,000 (an effective tax rate of approximately 41.8%) in the nine months ended September 30, 2010. The effective tax rate in both periods exceeds the statutory rate due to losses in entities for which we cannot recognize tax benefit.

LIQUIDITY AND CAPITAL RESOURCES

The following table sets forth our cash, investments, and accounts receivable as of September 30, 2011 and December 31, 2010 (in thousands):

	September 30, 2011	December 31, 2010
Cash and cash equivalents	$27,554	$32,007
Investments	39,294	37,631
Accounts receivable	14,272	11,601
Receivables from affiliates	6,417	9,330

The following table sets forth a summary of our cash flows from operating activities for the nine months ended September 30, 2011 and 2010 (in thousands):

	Nine months ended
	September 30, 2011	September 30, 2010
OPERATING ACTIVITIES
Net income	$2,028	$4,588
Non cash items	5,013	7,730
Changes in operating assets and liabilities:
Restricted cash	300	(1,113)
Accounts receivable	(3,511)	5,983
Receivable from affiliate	2,913	—
Inventories	(290)	(4,231)
Accounts payable, accrued expenses, other current liabilities and deferred revenue	(3,859)	1,254
Payable to affiliate	946	—
Other	366	(1,118)

Net cash provided by operating activities	$3,906	$13,093

Operating cash flow for the nine months ended September 30, 2011 was lower than the nine months ended September 30, 2010, primarily due to the reduction in accounts receivable from our unconsolidated affiliate. For the nine months ended September 30, 2010, the cash flow activity above includes the Medical Products division for the entire period.

The following table sets forth a summary of our cash flows from investing activities for the nine months ended September 30, 2011 and 2010 (in thousands):

	Nine months ended
	September 30, 2011	September 30, 2010
INVESTING ACTIVITIES
Purchases of short-term investments and CDs	$(23,518)	$(6,208)
Proceeds from redemption of CDs	24,179	22,341
Purchases of property and equipment	(9,743)	(12,967)

Net cash (used in) provided by investing activities	$(9,082)	$3,166

Investing activities for the nine months ended September 30, 2011 included acquisitions of property and equipment in connection with our ongoing development and expansion of the United Family Healthcare network of private hospitals and clinics, and redemption of CDs were reinvested in comparable instruments. Investing activities for the nine months ended September 30, 2010, included acquisitions of property and equipment in connection with our ongoing development and expansion of the United Family Healthcare network of private hospitals and clinics, while proceeds from redemptions of CDs were added to cash on hand primarily for potential expenditure in the Company’s hospital construction program.

The following table sets forth a summary of our cash flows from financing activities for the nine months ended September 30, 2011 and 2010 (in thousands):

	Nine months ended
	September 30, 2011	September 30, 2010
FINANCING ACTIVITIES
Repayment of debt, sinking fund deposits and vendor financing	$—	$(1,748)
Repurchase of restricted stock for income tax withholding	(104)	(943)
Proceeds from issuance of common stock	—	13,803
Proceeds from exercise of stock options and warrants	114	577

Net cash provided by financing activities	$10	$11,689

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

In October 2005, BJU and SHU obtained long-term debt financing under a program with IFC. As of September 30, 2011, the outstanding balance of this debt was 64,880,000 Chinese Renminbi (current translated value of $10,210,000 and is classified as long-term). Beginning of October 2010, we began payments to the sinking fund pursuant to the loan agreement. As of September 30, 2011, the sinking fund assets were 6,488,000 Chinese Renminbi (current translated value of $1,021,000 was recorded in long-term restricted cash). In the coming twelve months, we will make the second deposit to the sinking fund of 6,488,000 Chinese Renminbi.

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

Over the next twelve months we anticipate total capital expenditures of up to $60 million related to the maintenance and expansion of our business operations.

In our three operating markets of Beijing, Shanghai and Guangzhou, we plan capital expenditures of up to $6 million for maintenance and organic growth. In addition, the expansion projects in Beijing, Tianjin, and Shanghai are planned for capital expenditures of up to $54 million for construction and equipment. These expansions will be funded through corporate capital reserves and cash flow from operations.

In addition, as described above, we have entered into arrangements designed to provide future debt facilities, which are currently not available, the principal purpose of which is to fund expansion of our United Family Healthcare network. The expansion projects in the Beijing, Shanghai, Tianjin and Guangzhou markets are underway. Due to the timing of the development process for the planned joint venture hospital in Guangzhou, significant expenditures for that project are not expected until 2013 and beyond. There can be no assurances that any of the foregoing projects will be completed, that the actual costs or timing of the projects will not exceed our expectations or that the foregoing expected sources of financing, including the IFC Facility and DEG Facility, will be available or sufficient for any proposed capital expenditures.

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

FOREIGN CURRENCY EXCHANGE AND IMPACT OF INFLATION

Because we receive 100% of our revenue and generate approximately 93% of our expenses within China, we have foreign currency exchange risk. The Chinese currency (RMB) is not freely traded and is closely controlled by the Chinese Government. The U.S. dollar (USD) has experienced volatility in world markets recently. During the nine months period ended September 30, 2011, the RMB appreciated approximately 4.5% against the USD, resulting in an exchange gain of $482,000.

As part of our risk management program, we also perform sensitivity analyses to assess potential changes in revenue, operating results, cash flows and financial position relating to hypothetical movements in currency exchange rates. Our sensitivity analysis of changes in the fair value of the RMB to the USD at September 30, 2011, indicated that if the USD uniformly increased in value by 10% relative to the RMB, we would have experienced a 27% decrease in net income. Conversely, a 10% increase in the value of the RMB relative to the USD at September 30, 2011, would have resulted in a 33% increase in net income.

Based on the Consumer Price Index, for the three months ended September 30, 2011, inflation in China was 6.3% and inflation in the United States was 3.8%, and for the nine months ended September 30, 2011, inflation in China was 5.7% and inflation in the United States was 2.9%. The average annual rate of inflation over the three-year period from 2008 to 2010 was 2.8% in China and 1.7% in the United States.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission (SEC) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate to allow timely decisions regarding required disclosure.

In accordance with Exchange Act Rules 13a-15(e) and 15d-15(e), we carried out an evaluation, under the supervision and with the participation of management, including our CEO and CFO of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our CEO and CFO have concluded that, as of the end of the period covered by this quarterly report on Form 10-Q, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

Our management, including our principal executive and principal financial officers have evaluated any changes in our internal control over financial reporting that occurred during the three months ended September 30, 2011, and has concluded that there was no change that occurred during the three months ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. (REMOVED AND RESERVED)

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

3.1	Amended and Restated Certificate of Incorporation of the Company dated October 28, 2004. Incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2005.

3.2	Amendment to Certificate of Incorporation dated July 9, 2007. Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed July 10, 2007.

3.3	Amended and Restated Bylaws of the Company dated September 21, 2011. Incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed September 23, 2011.

3.4	Certificate of Designations of Series A Junior Participating Preferred Stock of the Company. Incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2007.

4.3	Rights Agreement, dated as of June 7, 2007, between the Company and American Stock Transfer & Trust Company, as Rights Agent, which includes a form of Right Certificate as Exhibit B and a Summary of Rights to Purchase Preferred Stock as Exhibit C. Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed June 7, 2007.

4.4	Amendment No. 1 to Rights Agreement, dated as of November 4, 2007, between the Company and American Stock Transfer & Trust Company, as Rights Agent. Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed November 7, 2007.

4.5	Amendment No. 2 to Rights Agreement, dated as of June 8, 2010, between the Company and American Stock Transfer & Trust Company, as Rights Agent. Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed June 14, 2010.

31.1	Certification of the Company’s Chief Executive Officer Pursuant to Rule 13a-14(a) (filed herewith)

31.2	Certification of the Company’s Chief Financial Officer Pursuant to Rule 13a-14(a) (filed herewith)

31.3	Certification of the Company’s Principal Accounting Officer Pursuant to Rule 13a-14(a) (filed herewith)

32.1	Certification of the Company’s Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 (filed herewith)

32.2	Certification of the Company’s Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 (filed herewith)

32.3	Certification of the Company’s Principal Accounting Officer Pursuant to 18 U.S.C. Section 1350 (filed herewith)

101.INS	XBRL Instance Document (furnished herewith)

101.SCH	XBRL Taxonomy Extension Schema Document (furnished herewith)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (furnished herewith)

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document (furnished herewith)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (furnished herewith)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (furnished herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHINDEX INTERNATIONAL, INC.

Dated: November 9, 2011	By:	/s/ LAWRENCE PEMBLE
Lawrence Pemble
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Dated: November 9, 2011	By:	/s/ ROBERT C. LOW
Robert C. Low
Vice President of Finance, Chief Accounting Officer and Corporate Controller
(Principal Accounting Officer)