Form 10-K
period 2011-12-31
CHINDEX INTERNATIONAL INC
filed 2012-03-15
CIK 922717

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2011

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (& 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in a definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of June 30, 2011 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $199,988,970.

The number of shares outstanding of each of the registrant’s class of common equity, as of March 8, 2012, was 15,652,917, shares of Common Stock and 1,162,500 shares of Class B Common Stock.

Documents Incorporated by Reference: Part III: Proxy Statement with respect to the Registrant’s 2012 annual meeting of shareholders.

CHINDEX INTERNATIONAL, INC.

PART I

ITEM 1. BUSINESS

General

Chindex International, Inc. (which we refer to as “Chindex” or “the Company,” “we” or “us”), founded in 1981, is an American health care company providing healthcare services in China through the operations of United Family Healthcare (“United Family”), a network of private primary care hospitals and affiliated ambulatory clinics. United Family currently operates in Beijing, Shanghai, Tianjin and Guangzhou. For the year ended December 31, 2011, our healthcare services business reported revenue of $114 million, a growth of 20% over the prior year. Our strategy is to continue our growth as a leading integrated healthcare provider in Greater China.

The Company historically also engaged in the distribution of western medical equipment to Chinese hospital purchasers through its former Medical Products division (“MPD”). The Company’s MPD business was restructured at the end of 2010 as described below.

Existing Facilities

We opened our first hospital facility in Beijing in 1997 and since inception have continuously pursued a strategy of expansion and market penetration. Our current operations consist of:

•	Our Beijing hospital, which was the first private international-standards hospital in Beijing, recently was expanded to 120 licensed beds.

•	Four separate freestanding clinics in Beijing that coordinate services with our flagship hospital.

•	Our Shanghai hospital, which offers 50 licensed beds and made us the only foreign-invested, multi-facility hospital network in China.

•	Three medical clinics and one dental clinic in Shanghai that coordinate services with our flagship hospital.

•	Our Tianjin hospital, offering 26 licensed beds.

•	Our Guangzhou clinic, which offers its own broad scope of clinical services.

Current Expansion Projects

We currently are engaged in a number of expansion projects in our current markets. The Chinese Government’s ongoing healthcare reform program encourages private investment, such as we offer, as the primary source for development of specialty and premium healthcare services within the Chinese healthcare system. Our current expansion projects include:

•	In Beijing, continued expansion at our flagship hospital campus, where we recently more than doubled our licensed beds.

•	In Shanghai, continued expansion at our flagship hospital campus in Puxi and at our managed clinic in the Pudong district.

•	In Tianjin, expansion through development of a freestanding clinic that will coordinate services with our newly opened hospital.

•	In Guangzhou, development of a new hospital expected to open in 2014-2015.

Change in Fiscal Yearend

On September 27, 2010, the Board of Directors approved the change of the Company’s fiscal yearend from March 31 to December 31 each year, commencing with December 31, 2010.

Recent Joint Venture

Effective December 31, 2010, the Company and Shanghai Fosun Pharmaceutical (Group) Co., Ltd (“FosunPharma”) and its subsidiary Fosun Industrial Co., Limited (“Fosun Industrial” and, with Fosun Pharmaceutical, the “Fosun Entities”) and certain of their respective subsidiaries formed a joint venture created and consolidated under Chindex Medical Limited (“CML”), a Hong Kong company, for the purpose of engaging in (i) the marketing, distribution and servicing of medical equipment in China and Hong Kong (except that sales and distribution related activities in relation to sales and servicing in China and Hong Kong may take place in other jurisdictions) and (ii) the manufacturing, marketing, sales and distribution of medical devices and medical equipment and consumables (the “Medical Products Business”), including our former Medical Products division, which was transferred to the joint venture effective at the end of fiscal 2010. Consequently the business and results of operations of our former division have been deconsolidated from our financial statements, treated under the equity method of accounting, and retained by us only on a 49% equity interest basis. See Note 4 to the consolidated financial statements appearing elsewhere herein.

Our Healthcare Services Business

The United Family network is a leading international-standard healthcare provider committed to providing comprehensive and integrated healthcare services in a warm and caring patient and family service-oriented environment to the largest urban centers in China. Our patient base includes the expatriate communities and China’s rapidly growing upper-middle class. United Family generally transacts business in local Chinese currency. Services provided to patients who are not covered by insurance are on a fee-for-services cash basis.

In 1997, we opened the first private, international standard hospital in Beijing, which constituted our entry into the healthcare services arena. The development of the United Family network has continued in Beijing with increasing clinical services, opening of freestanding outpatient clinics and the recent completion of an expansion of the original hospital campus to offer 120 licensed beds. In 2004, we opened our second United Family hospital in the Puxi District of Shanghai. This made United Family the only foreign-invested, multi-facility hospital network in China. In 2008, we expanded the network to include operations at a facility in the southern China market of Guangzhou. That initial Guangzhou facility was opened in advance of our planned flagship hospital facility in Guangzhou, which we expect to open in 2014-2015. Also in 2008, we expanded our network to include a managed clinic in the city of Wuxi, west of Shanghai. In 2010, we expanded network operations with the opening of a managed clinic in the Pudong District of Shanghai and two additional clinics in Beijing. In 2011, we expanded the network to include a hospital facility offering 26 licensed beds in Tianjin, a city southeast of Beijing. Also in 2011, we expanded our managed clinic in the Pudong district of Shanghai, further increased service offerings in other existing facilities and opened a new dental clinic in Puxi in Shanghai near our existing hospital campus. Our facilities are managed through a corporate level shared administrative network allowing cost and clinical efficiencies.

Emphasizing the need for well-care (routine visits in the absence of illness) and patient-centered care (involving the patient in healthcare decisions), United Family offers a full range of premium quality healthcare services throughout its hospital inpatient departments and integrated outpatient clinics as well as in satellite feeder clinics. These services include 24/7 emergency rooms, intensive care units and neonatal intensive care units, operating rooms, clinical laboratories, radiology and blood banking services. As an international-standard healthcare network we not only provide healthcare services at a level generally recognized and accepted internationally in the developed world, but we also manage our operations according to generally accepted international principles, such as those related to transparency, infection control, medical records, patient confidentiality and peer review. Our hospitals and clinics are staffed by a mix of Western and Chinese physicians. Our facilities are committed to community outreach programs and offer healthcare education classes, including CPR, Lamaze and Stress Management. The United Family facilities in Beijing, Shanghai and Guangzhou are accredited by the Joint Commission International (“JCI”).

The United Family flagship hospitals in both Beijing and Shanghai were originally licensed as 50-bed facilities with affiliated satellite clinics strategically located to expand geographical reach and service offerings into our target patient markets in those cities. In all markets, we establish direct billing relationships with most insurers covering care provided in China. Premium health insurance products are not yet widely available to our Chinese patient base. We continue to work toward facilitating more comprehensive insurance products to serve the increasing demand by the affluent Chinese population for high quality healthcare services. In addition, in 2008 the Chinese government announced a broad-based plan for reform of the Chinese healthcare system, including increasing investment such as a three-year $120 billion stimulus program, and development of health insurance products for the Chinese population. More recent reform policies announced by the Chinese government have emphasized the importance of developing policies friendly to the development of private medical facilities to cater to the varying needs of different strata of society beyond the basic care offered by the government. These reform and investment programs for the Chinese healthcare system remain a high priority for the Chinese government and we believe provide an advantageous environment for the development of our healthcare network. In December 2010 the Ministry of Health and the National Development and Reform Commission issued an opinion statement setting favorable policy in healthcare and specifically liberalizating and supporting investment in private healthcare in China.

Our more long-term expansion plans include the development of additional United Family facilities in the more affluent Chinese cities of Chengdu, Ningbo, Qingdao, and others, as well as additional facilities in our existing markets of Beijing, Shanghai, Tianjin and Guangzhou. Our plans also include the continued expansion of services at existing facilities and the opening of additional satellite clinics and hospitals.

Our proposed expansion will require capital resources, including the availability of financing and/or equity partners, as to which there can be no assurances. See “Risk Factors,” “Liquidity and Capital Resources” and Notes 7 and 8 to the consolidated financial statements.

United Family Beijing Market – Beijing United Family Hospital (BJU) and Clinics

BJU is housed in a modern facility in the eastern section of Beijing, amidst a concentration of high income communities. It was the first officially-approved healthcare joint venture to provide international-standard inpatient and outpatient healthcare services in China. The original entity was a contractual joint venture between Chindex and the Chinese Academy of Medical Sciences, with Chindex entitled to 90% of the net profits of the enterprise. In conjunction with the facility expansion from 50 to 120 licensed beds, a new contractual joint venture was established entitling Chindex to a 90% profit share. BJU received initial national level approvals from the Chinese Ministry of Health and Ministry of Foreign Trade and Economic Cooperation in 1995.

There currently are four satellite clinics affiliated with BJU. The first, which opened in 2002, is Beijing United Family Clinic – Shunyi. The Shunyi Clinic is located in the high-rent residential suburb of

Shunyi County. It also is located near the International School of Beijing. The second, which opened in June of 2005, is Beijing United Jianguomen Clinic. It is in downtown Beijing in a prestigious luxury hotel complex in the heart of the diplomatic district. In 2010, we opened the third, Beijing United Family Clinic – Landmark, located in a high-rent diplomatic neighborhood and fourth, Beijing United Family New Hope Oncology Center, located close to the main hospital campus.

The expansion projects opening in Beijing in 2012-2014 will include a variety of increased services including comprehensive cancer care, neurosurgery, orthopedic surgery, cath lab and cardiovascular surgery. In addition, in 2011 we announced our latest development project, the United Family Rehabilitation Center in Beijing, which is a new 150 licensed bed, 124,000 square foot facility adjacent to a large park in east Beijing which is expected to open in 2012-2014. Our expansion of services into the premium rehabilitation market we expect will fill an existing void in China’s health care system for those seeking quality premium care when recovering from surgeries or debilitating illnesses in the neurological, cardiac and orthopedic areas.

BJU received accreditation from the JCI in 2004, its first reaccreditation in 2008 and its second reaccreditation in 2011. BJU is one of the few JCI-accredited hospitals in China. As a cornerstone component of the quality standard that is the hallmark of United Family, it is our goal that all of our facilities be JCI-accredited or eligible for such accreditation.

United Family Shanghai Market – Shanghai United Family Hospital (SHU) and Clinics

In 2002, we received approval to open a hospital venture in Shanghai. This second United Family hospital is located in the Changning District of Shanghai, which is a center of the expatriate community and an affluent Chinese residential district in Puxi, the western side of the Huangpu River. This facility is a contractual joint venture with our local partner, Shanghai Changning District Central Hospital, who provided the building site. Chindex is entitled to 70% of the net profits of the enterprise.

There are two satellite clinics affiliated with SHU in the Puxi district, an affiliated dental clinic close to the main hospital campus and the Shanghai Racquet Club Clinic, which also is geographically located in a luxury expatriate residential district. In 2011, we increased services at the current hospital campus and expanded into the Pudong district with an affiliated clinic established through a strategic joint venture management initiative. The Pudong district, on the eastern side of the Huangpu River, is another major residential concentration of expatriate and affluent Chinese populations. In 2012, we plan to continue to expand service offerings at the main Puxi campus, open a second clinic close to the hospital main campus and expand operations in Pudong.

The United Family hospital in Shanghai received its first JCI accreditation in 2008 and its first reaccreditation in 2011. It is one of only two JCI-accredited facilities in the Shanghai metropolitan area. As a cornerstone component of the quality standard that is the hallmark of United Family, it is our goal that all of our facilities be JCI-accredited or eligible for such accreditation.

United Family Tianjin Market – Tianjin United Family Hospital (TJU)

In 2011, we opened our entry facility in the northern city of Tianjin, which is 150 kilometers southeast of Beijing. Tianjin is China’s fifth largest city with a population of over 10 million and one of the fastest growing cities in China. Tianjin’s gross domestic product growth rates have been in the double digits in recent years. It is a Special Municipality administered directly by the Chinese Central Government. Tianjin United Family Hospital is located in the Hexi district of the city, one of the most affluent areas. Through close proximity to Beijing, the United Family brand and quality standards were already well known in Tianjin. Our facility is licensed for 26 beds and is designed to focus on primary care services. Expansion in the Tianjin market is planned through development of a satellite clinic in another affluent district of the city.

United Family Guangzhou Market – Guangzhou United Family Clinic (GZC)

In 2008, we opened our entry facility in the southern city of Guangzhou. The Guangzhou United Family Clinic is located in the Yuexiu District of Guangzhou, a centrally located district in the affluent Chinese and international business and diplomatic community. In contrast to our clinics in Beijing and Shanghai, which were opened in support of a flagship hospital facility, the Guangzhou clinic is a stand-alone facility offering a broad scope of clinical services. This allows for United Family brand development and market penetration in Guangzhou in advance of the planned main hospital currently scheduled to open in 2014-2015. We believe that the demand for United Family services in Guangzhou is growing rapidly. Our Guangzhou clinic received its first JCI accreditation in 2011. As a cornerstone component of the quality standard that is the hallmark of United Family, it is our goal that all of our facilities be JCI-accredited or eligible for such accreditation.

United Family – The Investment Environment and New Market Development

The opportunity for growth in premium service healthcare markets in China has been significantly enhanced since the Chinese government initiated the current reform and investment program of the Chinese healthcare system in April of 2008. Most recently, in December 2010, the Chinese government’s National Development and Reform Commission and Ministry of Health issued an opinion which delineated a series of policies which we believe are favorable to and will benefit us and our proposed development of new markets for the United Family healthcare network. This opinion included the following points:

•	The Chinese government encourages private capital investment in hospitals.

•	Healthcare projects will be moved from “restricted” to “permitted” in the Investment Catalog which may decrease the time it take to get projects approved.

•	The government hopes to gradually eliminate the 30% domestic ownership requirement and allow wholly-foreign owned (WFOE) hospitals on a pilot basis.

•	For-profit hospitals will be exempt from business tax and allowed to set pricing independently.

These opinions from the highest levels of the Chinese government may be seen as indicators of a continuing favorable environment for our investment in premium healthcare services through our United Family healthcare network, although many of the specific changes cannot be implemented until attendant laws and regulations are issued pursuant to this opinion.

These opinions are in the context of China’s economic environment, which continues to be one of the most robust and positive in the world. The following points define the major characteristics of the investment environment for healthcare services in China and support the strategic growth plan for future development of United Family, which targets expansion into largely Chinese populated markets through the development of additional healthcare facilities in cities such as Chengdu, Qingdao and others, as well as additional facilities in our existing markets of Beijing, Shanghai, Tianjin and Guangzhou.

•	China’s macro environment remained strong in 2011, poised for more modest growth in 2012 with GDP growing approximately 8.5% (American Chambers Commerce, Beijing 2012).

•	Affluent sectors of Chinese society are extremely under-served by the Chinese domestic healthcare system.

•	UFH’s strategic growth plans now target top 3% - 5% in the 10 most affluent cities – over 2.5 million people.

•	More than 1 million millionaires in China now and growing at ~7% per year (Huren.com 2011).

•	Healthcare is second only to education in surveys of this demographic relative to disposable income.

•	Future health insurance products in China will facilitate broad based access to premium care.

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

Competition

There are no foreign investor-owned and operated hospital networks in China that compete with the United Family healthcare network in serving the expatriate, diplomatic and affluent local Chinese markets through a comprehensive healthcare service delivery system. Although plans for several foreign-invested hospitals had been previously announced, we do not know of any that have successfully opened. Although several local owners have opened specialty private hospitals, we understand that none are as comprehensive or would offer the same full scope and quality of services to the same patient base as United Family Healthcare. There are also, several Western-style outpatient clinics funded and controlled by foreign and/or domestic investors.

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

Employees

At December 31, 2011, the Company had 1,448 full-time salaried employees. Of the full time salaried employees, 1,444 are located in China, of which 152 are expatriates and 1,292 are Chinese or third country nationals. Neither the Company nor its subsidiaries is subject to any labor union contracts. Employees’ compensation is usually indexed to local inflation statistics. The Company’s relations with its employees are good.

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

In the year ended December 31, 2011, significant disruptions in the world financial and credit markets continued, including those in China, which have continued through the filing of this report. These events have been prolifically reported in the media. Should there be a catastrophic collapse of the global financial structure or continued downturns in China, we could lose our asset base and daily business operations, which could result in us being unable to operate the Company.

Our Healthcare Services business is dependent on foreign residents in Beijing, Shanghai, Tianjin and Guangzhou for the majority of its patients. Should foreign businesses significantly reduce their China operations, our hospitals could sustain a reduction in business, which may result in losses. To a lesser extent, our hospitals are dependent on affluent Chinese citizens for a portion of their patients. Should a slowdown in the Chinese economy continue or worsen, our hospitals could sustain a reduction in business which may result in losses.

The Medical Products Business of our joint venture, CML is somewhat dependent upon credit availability for the opening of bid and performance bonds and the extension of credit terms to Chinese customers through government-backed financing packages. The Medical Products Business has experienced and expects to continue to experience delays in renewal of credit facilities as they expire and/or delays or denials in approvals of new credit facilities similar in nature to existing facilities. Should there be a lack of sufficient credit availability, it may result in loss of bidding opportunities, delays in contract execution or cancellation of contracts.

Our business, including our ongoing expansion projects, is capital intensive and we may not be able to access the capital markets or other sources of financing when we would like to raise capital.

We may not be able to raise adequate capital to complete some or all of our business strategies, including our ongoing expansion projects, or to react rapidly to changes in technology, products, services or the competitive landscape. Healthcare service and medical product providers in China often face high capital requirements in order to take advantage of new market opportunities, respond to rigorous competitive pressures and react quickly to changes in technology. Many of our competitors are committing substantial capital and, in many instances, are forming alliances to acquire or maintain market leadership. There can be no assurance that we will be able to satisfy our capital requirements in the future. In particular, our strategy of expanding our healthcare facilities and services includes the establishment and maintenance of healthcare facilities, which require particularly significant capital. In addition, CML plans to expand its distribution capabilities for medical products. In the absence of sufficient available capital, we would be unable to establish or maintain healthcare facilities as planned, and the joint venture would be unable to expand its distribution business as planned.

We may not generate sufficient cash flow to fund our capital expenditures, ongoing operations and indebtedness obligations.

Our ability to service our indebtedness and to fund planned capital expenditures will depend in part on our ability to generate cash flow. Our ability to generate cash flow is dependent on many factors, including:

•	our future operating performance;

•	the demand for our services and products;

•	general economic conditions both in China and elsewhere and conditions affecting suppliers, customers and patients;

•	competition; and

•	legal and regulatory factors affecting us and our business, including exchange rate fluctuations.

Some of these factors are beyond our control. If we are unable to generate sufficient cash flow, we may not be able to repay indebtedness, operate our business, respond to competition, pursue our growth strategy which is capital intensive and includes our ongoing expansion projects, or otherwise meet cash requirements.

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

Our success to a large extent depends upon the continued services of certain executive officers, particularly Roberta Lipson, our Chief Executive Officer, Lawrence Pemble, our Chief Operating Officer and Treasurer (as well as the chief financial officer of CML), Elyse Beth Silverberg, our Executive Vice President and Secretary (as well as the chief operating officer of CML) and Robert C. Low, our Senior Vice President for Finance and Chief Financial Officer. We have entered into an employment agreement with each of Ms. Lipson, Mr. Pemble, Ms. Silverberg and Mr. Low containing non-competition, non-solicitation and confidentiality provisions. The loss of service of any of our key employees could diminish our leadership, expertise, experience, business relationships, strategic and operating planning and other important business attributes, thus materially harming our business. In addition, the devotion of certain executives of time and effort to CML may reduce the services they are able to devote to the business of the Company.

Our business could be adversely affected by inflation or foreign currency fluctuation.

Because we receive 100% of our revenue and generate approximately 95% of our expenses within China, we have foreign currency exchange risk. The Chinese currency (RMB) is not freely traded and is closely controlled by the Chinese Government. The U.S. dollar (USD) has experienced volatility in world markets recently. During the year ended December 31, 2011, the RMB appreciated approximately 5.3% against the USD, resulting in an exchange gain of $670,000.

As part of our risk management program, we also perform sensitivity analyses to assess potential changes in revenue, operating results, cash flows and financial position relating to hypothetical movements in currency exchange rates. Our sensitivity analysis of changes in the fair value of the RMB to the USD at December 31, 2011, indicated that if the USD uniformly increased in value by 10% relative to the RMB, we would have experienced a 22% decrease in net income. Conversely, a 10% increase in the value of the RMB relative to the USD at December 31, 2011, would have resulted in a 27% increase in net income.

Based on the Consumer Price Index, for the year ended December 31, 2011, inflation in China was 5.4% and inflation in the United States was 3.2%. The average annual rate of inflation over the three-year period from 2009 to 2011 was 2.7% in China and 1.5% in the United States.

We have entered into loan arrangements that could impair our financial condition and prevent us from fulfilling our business obligations.

The Company has entered into financings with certain institutions pursuant to which we incurred indebtedness, which will require principal and interest payments. As of December 31, 2011, our total indebtedness was approximately $24 million, including $13 million of Tranche C Convertible Notes to a subsidiary of J. P. Morgan Chase & Co (JPM). Our indebtedness could affect our future operations, for example by:

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

We currently are unable and may not in the future be able to draw down under our pre-existing loan facilities, which will be required for many of our expansion plans.

In 2007 and 2008, we entered into two US Dollar loan facilities in the amount of $25 million and $20 million with International Finance Corporation (IFC) and DEG-Deutsche Investitions und Entwicklungsgesellschaft (DEG), respectively, for the financing of expansion projects in China. The conditions to disbursement to these loan facilities have never been met and may never be met and the applicable lender has a right to terminate its commitment, with DEG having notified us of such effective termination. In order to draw under the IFC facility, we would have to amend the terms of that facility with respect to project scope, formation of joint venture entities (such entities have yet to be approved to construct, equip and operate their respective new Joint Venture Hospitals), collateral package, timing of disbursements (and extension of deadlines which have already passed) and other related provisions. However, we experienced delays in the development timeline and certain changes in project scope for the proposed healthcare facilities was necessary because of fluctuations and uncertainties in the real estate markets in China resulting from the global economic downturn and, as a result, the process to formally approve the two joint ventures has taken longer than originally anticipated. In July 2010, however, we received formal approval of the new joint venture for the Beijing expansion project from the Chinese authorities and are currently in discussions with IFC to amend its loan facility in order to draw thereunder. There can be no assurances that we will be able to amend the IFC facility on terms acceptable to us and IFC, which failure could have a material adverse effect on ability to complete all of our on going expansion projects as scheduled.

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

We entered into an investor rights agreement with JPM, pursuant to which, until the fifth anniversary of the date of such agreement (which anniversary is November 13, 2012), JPM will be entitled to certain financial information on an ongoing basis, access to our books and records, assurances of our management continuity, limitations on the use of proceeds to the JV Hospitals and other prescribed purposes, maintenance of our insurance policies, assurances as to certain terms of any new joint ventures entered into by us in connection with the JV Hospitals, cross defaults with certain other debt, various limitations on future issuances of equity securities by us, a right of first refusal as to 20% of certain future equity securities issuances (which would apply as to the anticipated final closing under the Stock Purchase Agreement discussed below), consolidated leverage ratio and consolidated interest coverage ratio financial covenants and other covenants and conditions. In the event that we fail to satisfy any of the covenants contained in the investor rights agreement, we may face claims for damages and the inability to automatically convert the Tranche C Notes to our common stock.

If requisite pending governmental approvals are not achieved, the Chindex Medical Limited joint venture may not be able to receive dividends from certain businesses included in the joint venture or proceeds of any sale of that portion of the joint venture’s business, which would adversely affect the joint venture and us.

Effective on December 31, 2010, the Company and Shanghai Fosun Pharmaceutical (Group) Co., Ltd (“FosunPharma”) and its subsidiary Fosun Industrial Co., Limited (“Fosun Industrial” and, with Fosun Pharmaceutical, the “Fosun Entities”) and certain of their respective subsidiaries formed a joint venture created and consolidated under CML, a Hong Kong company, for the purpose of engaging in (i) the marketing, distribution and servicing of medical equipment in China and Hong Kong (except that sales and distribution related activities in relation to sales and servicing in China and Hong Kong may take place in other jurisdictions) and (ii) the Medical Products Business, including our former Medical Products division, which was transferred to the joint venture effective December 31, 2010.

As previously disclosed, the Company, a subsidiary of the Company and CML previously entered into the Formation Agreement (the “Formation Agreement”) dated December 28, 2010 with FosunPharma and certain of its subsidiaries. The Formation Agreement provides for the formation and investiture of CML by the Company and the Fosun Entities in two separate closings. On December 31, 2010, the initial closing (the “Initial Closing”) under the Formation Agreement took place pursuant to which CML is now 51%-owned by FosunPharma and 49%-owned by the Company. At the Initial Closing, FosunPharma purchased its 51% interest in CML for a secured promissory note in the amount of $20,000,000. The contribution and investiture to CML of the portion of the Business to be contributed by FosunPharma was subject to the receipt of requisite governmental approvals and other closing conditions. On June 24, 2011, upon the issuance of certain amended business licenses from the Chinese government, CML became the holder of legal title to the FosunPharma-contributed businesses, and on August 30, 2011, CML paid to FosunPharma the purchase price for the FosunPharma-contributed businesses. Notwithstanding this transfer and payment, the registration with and approval of Shanghai Administration of Foreign Exchange (“SAFE”) is required in order for CML to obtain certain rights and benefits as shareholder of such businesses, including the right to receive dividends declared by the FosunPharma-contributed businesses or the proceeds of any sale of a company included in the FosunPharma-contributed businesses. Until such approval is obtained, CML will be entitled to such benefits on a contractual basis under the entrustment arrangement and other agreements relating to the joint venture. Upon the completion of the registration with and approval of SAFE, which will entitle CML to receive dividends from and proceeds of any sale of the FosunPharma-contributed businesses, the formal closing (the “Final Closing”) with respect to the investiture of the FosunPharma-contributed businesses will occur and the entrustment arrangement will terminate. There can be no assurances that such registration and approval will be received. If such registration and approval are not received, CML will have to rely on enforcement of contractual rights to obtain the benefit of certain economic rights with respect to the FosunPharma-contributed businesses that normally are available to shareholders as a matter of law. See “There can be no assurances that all of the terms of the CML joint venture formation documents will be enforceable.” The inability of CML to enforce such contractual right would adversely affect CML, thereby also adversely affecting the Company.

At the Initial Closing, the Company and a subsidiary of CML entered into a Services Agreement (the “Services Agreement”). In connection with the Services Agreement, the Company’s Executive Vice President, Elyse Beth Silverberg, and its Chief Operating Officer, Lawrence Pemble, serve as the Chief Operating Officer and Chief Financial Officer, respectively, of, and devote substantial time and effort to, CML. The Services Agreement also provides for the performance of such services by such executives as well as for the performance of other services to CML by other current Company employees. The Services Agreement further provides for payments to the Company for such services and related arrangements between the parties. In connection with the Services Agreement, the Company will continue to compensate such executives and certain such employees, which compensation is expected to be substantially offset by such payments from Chindex Medical. Although the Company believes that the services performed by such Company employees replicate such services they performed prior to the formation of the joint venture, there can be no assurances that the devotion of such time and effort will not adversely affect the Company.

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

Our Beijing, Shanghai Tianjin and Guangzhou healthcare facilities compete with a large number and variety of healthcare facilities in their respective markets. There are numerous Chinese hospitals, many with VIP wards catering to the affluent Chinese market, available to the general populace, as well as international clinics serving the expatriate business, diplomatic community and affluent Chinese population. There can be no assurance that these or other clinics, hospitals or other facilities will not commence or expand such operations, which would increase their competitive position and potentially erode our market position. Further, there can be no assurance that a qualified Western or other healthcare organization, having greater resources in the provision or management of healthcare services, will not decide to begin operations similar to those being conducted by us in Beijing, Shanghai, Tianjin or Guangzhou.

Expansion of healthcare services to reach the Chinese population depends to some extent on the development of insurance products that are not available now.

Medical insurance is not generally available too much of the Chinese population and reimbursement under Chinese government healthcare coverage is not allowed to our healthcare network. Consequently, visits to our hospital facilities by the local population normally must be paid for in cash. This limitation may impede the attractiveness of our services as compared to services for which government benefits are allowed, especially during challenging economic circumstances. Our expansion plans call for increasing the number of local Chinese who use our facilities. If we are not able to achieve this increase, our ability to continue to grow our business would be materially adversely affected.

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

We may not be able to complete our ongoing expansion projects on budget if at all, which would materially and adversely affect our financial condition and proposed expansion.

The JPM, IFC and other financings were designed to provide a portion of required funds for our proposed new and/or expanded healthcare facility projects. As presently budgeted, such projects will require more financing than we currently have obtained. Such projects are in various early stages and will take significant time to complete, which completion cannot be assured. If we are unable to obtain sufficient financing, including draws under the IFC facility (or additional, alternative or replacement facilities), our budgeted costs are incorrect or other factors, such as Chinese government regulations or global economic circumstances for example, which interfere with our ability to complete such projects, we may not be able to complete the projects as planned or at all, which would result in the incurrence of debt and other costs that are not necessarily offset by the anticipated revenues from the projects. In addition, obtaining additional financing and completing the projects may be required to automatically convert the Tranche C Notes. If such financing cannot be obtained and the projects cannot be completed, the Tranche C Notes would remain outstanding, ultimately requiring repayment which may interfere with future borrowing.

Our proposed healthcare facilities expansion plans and related capital expenditures could adversely affect our financial condition and results of operations.

Our long-term expansion plans include targeted expansion into largely Chinese populated markets through the development of additional United Family facilities in the more affluent Chinese cities such as Chengdu, Ningbo, Qingdao, and others as well as additional facilities in our existing markets of Beijing, Shanghai, Tianjin and Guangzhou. Our plans also include the continued expansion of services in existing facilities and the opening of additional affiliated satellite clinics and hospitals. Market expansion projects are underway in each geographic market. Therefore, we expect to continue to make substantial capital expenditures over several years in amounts that have not yet been determined in connection with this expansion plan.

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

Commencement of facility construction is subject to governmental approval and permitting processes, which could materially affect the ultimate cost and timing of construction. Numerous factors, many of which are beyond our control, may influence the ultimate costs and timing of various projects or capital improvements at our facilities, including:

•	delays in mandatory governmental approvals;

•	additional land or facilities acquisition costs;

•	increases in the cost of construction materials and labor;

•	unforeseen changes in design or delays in construction permits;

•	litigation, accidents or natural disasters affecting the construction site; and

•	national or regional economic, regulatory or geopolitical changes.

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

Risks Relating to CML’s Medical Products Business

Future Losses in the Medical Products Business.

We experienced losses after corporate allocations in our Medical Products division over most of five fiscal years prior to the formation of the joint venture due to a variety of factors, including delays in product registration approvals from the Chinese government, delays in renegotiating the trade agreements between the United States and China allowing the use of U.S. Export-Import Bank backed financings and other factors. Although the results of operations of the business comprising that division (the “Medical Products Business”) were transferred to the CML joint venture effective December 31, 2010, are deconsolidated from our financial statements, are treated under the equity method of accounting, and are retained by us only on a 49% equity interest basis (to be supplemented with businesses from FosunPharma as proposed at the Final Closing relating to the joint venture), there can be no assurance that we will not experience losses in the future from the operation of that business, which would have a negative impact on our results of operations and us generally.

The Medical Products Business depends on relations with suppliers and would be adversely affected by the termination of arrangements with, or shortage or loss of any significant product line from them.

The Medical Products Business relies on a limited number of suppliers that account for a significant portion of its revenues. During the year ended December 31, 2011, the nine-months ended December 31, 2010 and year ended March 31, 2010, Siemens Medical Solutions (Siemens) represented 36%, 64% and 42% of product revenue, respectively. Although a substantial number of relationships with that business’ capital equipment suppliers, including Siemens, have been pursuant to exclusive contracts, the relationships are based substantially on specific sales quotas and mutual satisfaction in addition to the other terms of the contractual arrangements. The agreement with Siemens was renewed by CML with secondary financial guarantees provided by FosunPharma (for 51% of CML liability) and the Company (for 49% of CML liability) on December 31, 2011 for a 12-month term and is expected to be renewed in the future with sales quotas established annually. Agreements with other suppliers have been, or are expected to be, renewed by CML under similar terms requiring parent investor guarantees by FosunPharma and the Company to secure trade payment terms. The agreement with Siemens and contracts with other suppliers often contain short-term cancellation provisions permitting the contracts to be terminated, substantially amended on short notice (from 30 days to six months), minimum sales quantity requirements or targets and provisions triggering termination upon the occurrence of certain events. From time to time, suppliers terminate or revise these distribution arrangements. There can be no assurance that cancellations of, or other material adverse effects on, such agreements will not occur. There can be no assurance that suppliers will not elect to change their method of distribution into the Chinese marketplace to a form that does not use the services of CML.

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

We did not and CML does not maintain product liability insurance, but in the past we had requested that we be named as an “additional insured” on policies held by our manufacturers. There can be no assurance that one or more liability claims will not exceed the coverage limits of any of such or future policies. The Medical Products Business currently represents 11 manufacturers and CML and/or we are named as an additional insured on three of those manufacturers’ product liability policies and are otherwise protected from substantial liability risk through language inserted in agency agreements with an additional three of those manufacturers.

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

Risks Relating to Doing Business in China

Substantially all of our assets are located in China, and all of our revenue is derived from our operations in China. Accordingly, our business, financial condition and results of operations are subject, to a significant degree, to economic, political and legal developments in China. The economic system of China differs from the economies of most developed countries in many respects, including government investment, the level of development, control of capital investment, control of foreign exchange and allocation of resources.

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

All of our revenues and a significant portion of our operating expenses are denominated in RMB. A portion of our USD earnings are typically transferred to China and converted into RMB for the payment of expenses. The transmission of foreign currency in and out of China is subject to regulation by China’s State Administration for Foreign Exchange, or SAFE. It is possible that SAFE could impose new or increase existing restrictions on such currency uses or otherwise impose exchange controls that adversely affect our practices. Adverse actions by SAFE also could affect our ability to obtain foreign currency through debt or equity financing, including by means of loans or capital contributions.

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

Certain of our present management stockholders own 1,162,500 shares of our Class B common stock, which vote as a single class with the common stock on all matters except as otherwise required by law. The Class B common stock and the common stock are identical on a share-for-share basis, except that the holders of Class B common stock have six votes per share on each matter considered by our stockholders. As of December 31, 2011 the three management holders of our outstanding Class B common stock represented approximately 7% of our outstanding capital stock and were deemed to beneficially own capital stock representing approximately 31% of total voting power and may be able to cause the election of all of our directors. These management stockholders have sufficient voting power to determine, in general, the outcome of any corporate transaction or other matter submitted to our stockholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets. The disproportionate vote afforded the Class B common stock could serve to impede or prevent a change of control. As a result, potential acquirers will be discouraged from seeking to acquire control through the purchase of common stock, which could have a depressive effect on the price of our securities. In addition, the effective control by these management stockholders could have the effect of preventing or frustrating attempts to influence, replace or remove management.

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

We have a Stockholder Rights Plan (the “Rights Plan”). The Rights Plan was designed to preserve long-term values and protect stockholders against inadequate offers and other unfair tactics to acquire control of the Company. Under the Rights Plan, each stockholder of record at the close of business on June 14, 2007 received a dividend distribution of one right to purchase from the Company one one-hundredth of a share of Series A junior participating preferred stock at a price of $38.67. The rights will become exercisable only if a person, other than certain current founders of the Company and their affiliates and certain existing investor pursuant to existing investment agreements, or group acquires 15% or more of the Company’s common stock or commences a tender or exchange offer which, if consummated, would result in that person or group owning at least 15% of our common stock (the “acquiring person or group”). In such case, all stockholders other than the acquiring person or group will be entitled to purchase, by paying the $38.67 exercise price, common stock (or a common stock equivalent) with a value of twice the exercise price. In addition, at any time after such event, and prior to the acquisition by any person or group of 50% or more of our common stock, the Board of Directors may, at its option, require each outstanding right (other than rights held by the acquiring person or group) to be exchanged for one share of our common stock (or one common stock equivalent). If a person or group becomes an acquiring person and the Company is acquired in a merger or other business combination or sells more than 50% of its assets or earning power, each right will entitle all other holders to purchase, by payment of $38.67 exercise price, common stock of the acquiring company with a value of twice the exercise price. The Rights Plan expires on June 14, 2017.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our executive and administrative offices of approximately 4,000 square feet are located in Bethesda, Maryland, which provides access to nearby Washington, D.C. The lease on this space expires in 2012, and as the date of this report, the Company has renewed the lease for another five years. This facility is used primarily by corporate administration.

We lease approximately 276,000 square feet in Beijing for hospital and clinic operations as well as for administrative departments. In addition, we also leased additional space of approximately 124,000 square feet for Rehab center as a part of our expansion plan in the Beijing market. These leases expire between 2012 and 2030 and include a right of first refusal for renewal.

We lease approximately 74,000 square feet in Tianjin for hospital operations as well as for administrative departments. The lease for our hospital facility in Tianjin expires in 2030.

We lease approximately 87,000 square feet in Shanghai for hospital and clinic operations as well as for administrative departments. The lease for our hospital facility in Shanghai expires in 2029.

We lease approximately 8,000 square feet in Guangzhou for clinic operations. The lease for our clinic facility in Guangzhou expires in 2017.

Our current facilities are suitable for our current operating needs.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. MINE SAFETY DISCLOSURE

Not Applicable.

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

	High	Low
Year Ended December 31, 2011:
First Quarter	$17.98	$15.14
Second Quarter	17.27	12.32
Third Quarter	13.68	8.15
Fourth Quarter	12.99	7.76
Year Ended December 31, 2010:
First Quarter	$14.99	$10.20
Second Quarter	13.82	10.32
Third Quarter	15.11	11.45
Fourth Quarter	18.36	12.56

As of February 28, 2012, there were 152 record holders of our common stock and six record holders of our Class B common stock. We have never declared or paid cash dividends on our common stock. We currently intend to retain all available funds and future earnings, if any, for use in the operation and expansion of our business and do not anticipate paying dividends in the foreseeable future. We did not repurchase any shares of common stock in the year ended December 31, 2011.

Equity compensation plan information as of December 31, 2011 is as follows:

			(c)
Plan Category	(a) Number of Securities to Be Issued Upon Exercise of Outstanding Options, and Rights	(b) Weighted Average Exercise Price of Outstanding Options, and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
Equity Compensation Plans Approved By Security Holders
1994 Stock Option Plan	135,176	$6.01	—
2004 Stock Incentive Plan	272,749	$4.18	—
2007 Stock Incentive Plan	798,514	$13.19	98,987
Equity Compensation Plans Not Approved By Security Holders	None	None	None

Total	1,206,439		98,987

Other information required by this Item can be found in Note 8 to the consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.

CHINDEX INTERNATIONAL, INC.

COMPARISON OF SIXTY-NINE MONTH CUMULATIVE TOTAL RETURN

The following table compares the cumulative return to holders of the Company’s Common Stock for the sixty-nine months ended December 31, 2011 with the National Association of Securities Dealers Automated Quotation System Market Index and a randomly selected peergroup of public companies randomly selected for us by a qualified independent firm based solely on such companies having the closest market capitalizations to that of the Company for the same period. Due to its unique operations in China, the Company does not use a published industry or line-of-business basis for identifying a peer group, and does not believe it could reasonably identify a different peer group.

TOTAL RETURN TO SHAREHOLDERS

(INCLUDES REINVESTMENT OF DIVIDENDS)

	Base Period	INDEXED RETURNS Years Ended
Company Name / Index	3/31/06	3/31/07	3/31/08	3/31/09	3/31/10	12/31/10	12/31/11

Chindex International Inc	100.00	192.27	416.78	82.28	195.53	273.01	141.06
NASDAQ Composite	100.00	103.64	93.43	66.81	103.42	114.70	113.08
Peer Group	100.00	101.93	78.01	29.94	50.45	58.09	41.41

PEER GROUP COMPANIES

Acorn Energy Inc	Global Ship Lease Inc
Capital City Bank Group Inc	Lawson Products Inc
Codexis Inc	MET-Pro Corp.
Crimson Exploration Inc	Midsouth Bancorp Inc
Entravision Communications Corp.	Red Lion Hotels Corp.
Fortegra Financial Corp.	Tessco Technologies Inc
Fxcm Inc	TRC Companies Inc

ITEM 6. SELECTED FINANCIAL DATA

(in thousands, except for per share data)

	Year ended December 31,	Nine months ended December 31,		Year ended March 31,
	2011	2010	2009	2010	2009	2008
Statement of Operations Data:
Revenue	$114,397	$136,676	$129,934	$171,191	$171,442	$130,058
Net income	3,201	5,814	7,689	8,204	4,964	3,655

Note: Periods prior to 2011 included results of both healthcare services and medical products division.

Net income per common share - basic	.20	.38	.53	.56	.34	.32
Net income per common share - diluted	.20	.36	.48	.52	.31	.27

Market closing price per share - end of period	8.52	16.49	14.13	11.81	4.97	25.17
Book value per share - end of period	8.47	8.02	7.18	7.30	6.60	6.14

Note: Per share information has been retroactively adjusted to give effect to the three-for-two stock split effective as of April 1, 2008

Balance Sheet Data (at end of period):
Total assets	$199,392	$174,173	$169,279	$170,843	$162,637	$135,979
Long term debt and capitalized leases	23,818	23,070	21,578	22,593	23,709	22,578
Total stockholders’ equity	142,501	132,072	106,882	108,911	96,440	87,388

	Year ended December 31,	Nine months ended December 31,		Year ended March 31,
	2011	2010	2009	2010	2009	2008
Segment information:

Healthcare Services division - revenue	$114,397	$74,224	$64,610	$85,778	$79,357	$65,817
Healthcare Services division - operating income	5,668	11,898	12,043	14,393	7,309	10,342

Medical Products division - revenue	—	62,452	65,324	85,413	92,085	64,241
Medical Products division - operating (loss) income	—	(1,806)	25	(366)	508	(2,607)

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

Chindex was founded in 1981, is an American health care company providing healthcare services in China through the operations of United Family Healthcare (“United Family”), a network of private primary care hospitals and affiliated ambulatory clinics. United Family currently operates in Beijing, Shanghai, Tianjin and Guangzhou. For the year ended December 31, 2011, our healthcare services business reported revenue of $114 million, a growth of 20% over the prior year twelve months ended December 31, 2010 period. Our strategy is to continue our growth as a leading integrated healthcare provider in Greater China.

We historically also engaged in the distribution of western medical equipment to Chinese hospital purchasers through our former Medical Products division (“MPD”). MPD was restructured at the end of 2010 as described below. Consequently, our healthcare services business currently comprises substantially all of our operations and is subject to challenges and risks associated with operating in China, including the laws, policies and regulations of the Chinese Government concerning healthcare facilities and dependence upon the healthcare professionals staffing our hospital and clinic facilities. Our operating results vary from period to period as a result of a variety of social and epidemiological factors in the patient base served by our hospital network and the investment and development cycle related to the opening of new facilities.

Substantially all of our non-cash assets are located in China, and all of our revenues are derived from our operations in China. Accordingly, our business, financial condition and results of operations are subject, to a significant degree, to economic, political and legal developments in China. The economic system in China differs from the economies of most developed countries in many respects, including government investment, level of development, control of capital investment, control of foreign exchange and allocation of resources.

Change in Fiscal Yearend

On September 27, 2010, the Board of Directors approved the change of the Company’s fiscal yearend from March 31 to December 31 each year, commencing with December 31, 2010.

Existing Facilities

We opened our first hospital facility in Beijing in 1997 and since inception have continuously pursued a strategy of expansion and market penetration. Our current operations consist of:

•	Our Beijing hospital, which was the first private international-standards hospital in Beijing, recently was expanded to 120 licensed beds.

•	Four separate freestanding clinics in Beijing that coordinate services with our flagship hospital.

•	Our Shanghai hospital, which offers 50 licensed beds and made us the only foreign-invested, multi-facility hospital network in China.

•	Three medical clinics and one dental clinic in Shanghai that coordinate services with our flagship hospital.

•	Our Tianjin hospital, offering 26 licensed beds.

•	Our Guangzhou clinic, which offers its own broad scope of clinical services.

Current Expansion Projects

We currently are engaged in a number of expansion projects in our current markets. The Chinese Government’s ongoing healthcare reform program encourages private investment, such as we offer, as the primary source for development of specialty and premium healthcare services within the Chinese healthcare system. Our current expansion projects include:

•	In Beijing, continued expansion at our flagship hospital campus, where we recently more than doubled our licensed beds.

•	In Shanghai, continued expansion at our flagship hospital campus in Puxi, a new clinic near that campus and continued expansion at our managed clinic in the Pudong district.

•	In Tianjin, expansion through development of a freestanding clinic that will coordinate services with our flagship hospital.

•	In Guangzhou, development of a new hospital expected to open in 2014-2015.

Beijing. The expansion projects opening in Beijing in 2012-2014 will include a variety of increased services including comprehensive cancer care, neurosurgery, orthopedic surgery, cath lab and cardiovascular surgery. In addition, in 2011 we announced our latest development project, the United Family Rehabilitation Center in Beijing, which is a new 150 licensed bed, 124,000 square foot facility adjacent to a large park in east Beijing which is expected to open in 2012-2014. Our expansion of services into the premium rehabilitation market which we expect will fill an existing void in China’s health care system for those seeking quality premium care when recovering from surgeries or debilitating illnesses in the neurological, cardiac and orthopedic areas.

Shanghai. In Shanghai in 2012, we plan to continue to expand service offerings at our main Puxi campus, open a second clinic close to the hospital main campus and expand operations in Pudong.

Tianjin. In 2011, we opened our entry facility in Tianjin, which is licensed for 26 beds and is designed to focus on primary care services. Expansion in the Tianjin market is planned through development of a satellite clinic in another affluent district of the city.

Guangzhou. In Guangzhou in 2014-2015, we plan to open a new hospital similar in scope to our Beijing, Shanghai and Tianjin hospitals.

In connection with the expansion plans outlined above, over the next twelve months we have planned capital expenditures of up to $40 million for construction, equipment and information systems (see “Liquidity and Capital Resources”). During the year ended December 31, 2011, the development, pre-opening and start-up expenses, including post-opening expenses, for these projects were $7,768,000 compared to $2,107,000 in the prior period, reflecting primarily expenses incurred for the Beijing, Pudong and Tianjin projects.

The Chinese Government’s healthcare reform program encourages private development, such as our United Family network, as the primary source for providing specialty and premium healthcare services within the Chinese healthcare system. Nevertheless, expansions of our existing facilities as well as new hospital and affiliated clinic projects are complex, requiring several phases over extended periods of time. The projects are subject to delays routinely encountered in complex construction projects in regulated industries and are subject to, among other things, the receipt of (i) medical-related approvals from local health authorities and in some cases the Ministry of Health at the national level, (ii) foreign invested joint venture health facility approvals from the local Bureau of Commerce and Trade, and (iii) local construction and safety approvals. Accordingly, we give windows of expected completion of our expansion projects, the exact timing of which are subject to the actual receipt of the various government licenses and permits.

Recent Joint Venture

Effective December 31, 2010, the Company and Shanghai Fosun Pharmaceutical (Group) Co., Ltd (“FosunPharma”) and its subsidiary Fosun Industrial Co., Limited (“Fosun Industrial” and, with Fosun Pharmaceutical, the “Fosun Entities”) and certain of their respective subsidiaries formed a joint venture created and consolidated under Chindex Medical Limited (“CML”), a Hong Kong company, for the purpose of engaging in (i) the marketing, distribution and servicing of medical equipment in China and Hong Kong (except that sales and distribution related activities in relation to sales and servicing in China and Hong Kong may take place in other jurisdictions) and (ii) the manufacturing, marketing, sales and distribution of medical devices and medical equipment and consumables (the “Medical Products Business”), including our MPD division, which was transferred to the joint venture effective at the end of fiscal 2010. Consequently the business and results of operations of our former division have been deconsolidated from our financial statements, treated under the equity method of accounting, and retained by us only on a 49% equity interest basis. See Note 4 to the consolidated financial statements appearing elsewhere herein.

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

Revenue Recognition

All revenue in the Healthcare Services division is from providing healthcare services and substantially all revenue in the Medical Products division was from the sale of products. (See Note 15 for further information on sales, gross profit by division, and income (loss) from operations before foreign exchange.)

Revenue related to services provided by the Healthcare Services division is net of contractual adjustments or discounts and is recognized in the period services are provided. The Healthcare Services division makes an estimate at the end of the month for certain inpatients that have not completed service. This estimate reflects only the cost of care up to the end of the month.

In the Healthcare Services division, our revenue is dependent on seasonal fluctuations related to epidemiology factors and the life styles of the expatriate community. In the Medical Products division, sales of capital equipment often required protracted sales efforts, long lead times, financing arrangements and other time-consuming steps. As a result of these factors impacting the timing of revenues, our operating results have varied and are expected to continue to vary from period to period and year to year.

In prior years, revenue related to the sale of medical equipment, instrumentation and products to customers in China by our former Medical Products division was recognized upon product shipment. Revenue from sales to customers in Hong Kong was recognized upon delivery. We provided installation, warranty, and training services for certain of our capital equipment and instrumentation sales. These services were viewed as perfunctory to the overall arrangement and were not accounted for separately from the equipment sale. Costs associated with installation, training and standard warranty were not significant and were recognized in cost of sales as they were incurred, while costs associated with non-standard warranties were accrued. Revenue from the separate sale of extended warranties was deferred and recognized over the warranty period. Sales involving multiple elements were analyzed and recognized under the guidelines of Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition” and ASC 605-25. From time to time, the Company supplied products and services to its customers which are delivered over time. Additionally, the Company evaluated revenue from the sale of equipment in accordance with the provisions of ASC 605-45 to determine whether such revenue should be recognized on a gross or a net basis. All of the factors in ASC 605-45 were considered with the primary factor being that the Company assumed credit and inventory risk and therefore recorded the gross amount of all sales as revenue.

Accounts Receivable

Accounts receivable are customer obligations due under normal trade terms. Subsequent to the deconsolidation of the Medical Products division, accounts receivable consists of patient obligations for healthcare services. Accounts receivable are reviewed on a quarterly basis to determine if any receivables will potentially be uncollectible based on the aging of the receivable and historical cash collections. Any accounts receivable balances that are determined to be uncollectible, along with a percentage allowance for each aging category of receivables are included in the overall allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Management believes that the allowance for doubtful accounts as of December 31, 2011 and 2010 is adequate; however, actual write-offs might exceed the recorded allowance.

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

We have provided deferred tax valuation allowances for certain deferred tax assets related to various subsidiaries in China and the U.S. as of December 31, 2011 because we are not able to conclude that it is more likely than not that those assets will be realized. The U.S. net operating loss carryforwards expire at varying dates through 2031 and the China net operating loss carryforwards expire at varying dates through 2016.

Overview of Consolidated Results

Fiscal year change and comparative financial results

The Company changed its fiscal year end to December 31, effective on December 31, 2010. In addition, the Company entered into the CML joint venture on December 31, 2010 and deconsolidated the Medical Products division on that date. As result, the comparative income statements will consist of the following: (1) comparison of the year ended December 31, 2011 to the year ended December 31, 2010 (unaudited), (2) comparison of the year ended December 31, 2011 to the nine months ended December 31, 2010, and (3) comparison of the nine month ended December 31, 2010 to the year ended March 31, 2010.

Due to the change in our business organization, the operating results for the healthcare services business in 2011 are not completely comparable to 2010. In prior years, the Company operated in two businesses, and our income statements of operations presentation included appropriate captions for both. In 2011, the Company operated in only one business and, since corporate overhead costs are not allocated over two businesses, the healthcare services business results in 2011 include a greater proportion of corporate overhead than in prior years.

Year ended December 31, 2011 compared to year ended December 31, 2010 (unaudited)

Net Revenue

(in thousands)

	Year ended December 31,
	2011	2010	Change
Healthcare services net revenue	$114,397	$95,392	20%

Our healthcare services revenue for the year ended December 31, 2011 was $114,397,000, a 20% increase from the year ended December 31, 2010 revenue of $95,392,000. The increase in net revenue is attributable to growth in both inpatient and outpatient services, primarily generated by our existing facilities.

The table below identifies the relative contribution of inpatient and outpatient services to gross revenue.

	Year ended December 31,
	2011	2010
Inpatient/Outpatient gross revenue percentages
Inpatient services as percent of gross revenue	41%	40%
Outpatient services as percent of gross revenue	59%	60%

	100%	100%

The table below identifies the primary service lines contributing to gross revenue.

	Year ended December 31,
	2011	2010
Gross revenue by service line (hospital facilities only):
Surgical services	18.4%	18.7%
OB/GYN	15.3%	14.9%
Pediatrics	8.1%	8.0%
Ancillary services
Laboratory	10.1%	10.2%
Radiology	10.8%	11.4%
Pharmacy	12.2%	11.8%
All other services	25.1%	25.0%

	100%	100%

Operating expenses

(in thousands)

	Year ended December 31,
	2011	2010	Change
Salaries, wages and benefits	$64,074	$52,429	22%
Other operating expenses	17,947	15,627	15%
Supplies and purchased medical services	13,233	9,616	38%
Bad debt expense	2,131	1,703	25%
Depreciation and amortization	5,145	3,757	37%
Lease and rental expense	6,199	4,013	54%

	$108,729	$87,145	25%

Salaries, wages and benefits (SWB) increased 22% in the current period compared to the prior year period primarily due to the increase in average headcount up 20% from 1,016 in 2010 to 1,220 in 2011 associated with the revenue increases and development activities in our existing facilities as well as for pre-opening activities and the opening of our expanded Beijing and Tianjin facilities.

Other operating expenses increased by $2,320,000 or 15%, primarily due to increased office and administrative supplies of approximately $762,000, business travel and meals $680,000, marketing of $470,000, and building utilities and other services of $511,000 in line with increased business activities.

Supplies and purchased medical services increased by $3,617,000 or 38%, due to increased usage of medical supplies and pharmaceuticals related to higher patient procedures of approximately $3,196,000 or 39%, and increased purchased medical services of approximately $421,000 or 31%.

Bad debt expense increased by $428,000, and, as a percentage of net revenue, bad debt expense was 1.9% in 2011 and 1.8% in the prior year, which are in line with our historic averages.

Depreciation and amortization expense increased by $1,388,000 or 37% to $5,145,000, primarily due to the opening of expanded facilities, which are now being depreciated.

Lease and rental expense increased to $6,199,000 in the current year compared to $4,013,000 in the prior year period, primarily due to the increase in the total building space utilized in the expanded operations of our hospital and clinic network, as well as building space utilized for development projects.

Other Income and Expenses

Interest income during the year and prior year was $803,000 and $633,000, respectively, as there were no significant changes in average investment balances or interest rates.

Interest expense during the year was $645,000 as compared to interest expense of $759,000 in the prior year due to decreases of short-term debt and increases of capitalized interest increased from $165,000 for the year ended December 31, 2010 to $564,000 for the year ended December 31, 2011 due to higher construction activities.

Equity in income of unconsolidated affiliates, in the amount of $1,121,000 represents our 49% interest in the income of CML for the year ended December 31, 2011.

Taxes

We recorded a provision for taxes of $3,688,000 (an effective tax rate of approximately 53.5%) for the year ended December 31, 2011, compared to a provision for taxes of $4,279,000 (an effective tax rate of approximately 40.3%) for the year ended December 31, 2010. The increase of the effective tax rate in the current period is primarily due to the effect of losses in entities for which we cannot recognize tax benefit.

Year ended December 31, 2011 compared to nine months ended December 31, 2010

Net Revenue

(in thousands)

	Year ended December 31,	Nine months ended December 31,
	2011	2010	Change
Healthcare services net revenue	$114,397	$74,224	54%

Our healthcare services revenue for the year ended December 31, 2011 was $114,397,000, an increase of approximately $40 million compared to the revenue of $74,224,000 in nine months ended December 31, 2010. The increase in net revenue is due to approximately $21 million attributable to the comparison with a nine-month short period and due to approximately $19 million attributable to growth in both inpatient and outpatient services, primarily generated by our existing facilities.

The table below identifies the relative contribution of inpatient and outpatient services to gross revenue.

	Year ended December 31,	Nine months ended December 31,
	2011	2010
Inpatient/Outpatient gross revenue percentages
Inpatient services as percent of gross revenue	41%	41%
Outpatient services as percent of gross revenue	59%	59%

	100%	100%

The table below identifies the primary service lines contributing to gross revenue.

	Year ended December 31,	Nine months ended December 31
	2011	2010
Gross revenue by service line (hospital facilities only):
Surgical services	18.4%	19.0%
OB/GYN	15.3%	14.9%
Pediatrics	8.1%	7.8%
Ancillary services
Laboratory	10.1%	10.1%
Radiology	10.8%	11.2%
Pharmacy	12.2%	11.8%
All other services	25.1%	25.2%

	100%	100%

Operating expenses

(in thousands)

	Year ended December 31,	Nine months ended December 31,
	2011	2010	Change
Salaries, wages and benefits	$64,074	$40,051	60%
Other operating expenses	17,947	12,365	45%
Supplies and purchased medical services	13,233	7,496	77%
Bad debt expense	2,131	1,364	56%
Depreciation and amortization	5,145	2,877	79%
Lease and rental expense	6,199	3,001	107%

	$108,729	$67,154	62%

Salaries, wages and benefits (SWB) for the year ended December 31, 2011 was $64,074,000, an increase of approximately $24 million compared to the SWB of $40,051,000 in nine months ended December 31, 2010. The increase in SWB is due to approximately $12.4 million attributable to the comparison with a nine-month short period and due to approximately $11.7 million attributable to approximately 20% increase in headcount from 1,016 at December 31, 2010 to 1,220 at December 31, 2011. Increases in headcount were due to both increased activities at our existing facilities as well as for pre-opening activities and the opening of our expanded Beijing and Tianjin facilities.

Other operating expenses increased by $5,582,000 or 45%, primarily due to increased audit and other professional fees of approximately $1,543,000, office and administrative supplies of $950,000, business travel and meals $931,000, marketing of $693,000, building utilities and other services of $793,000 and business tax of $395,000. Of the total change of $5,582,000, approximately $3.2 million of the increase is due to the comparison to the short period and approximately $2.3 million is due to the increase in expenses as discussed above.

Supplies and purchased medical services increased by $5,737,000 or 77%, with approximately $2.1 million of the increase due to the comparison to the short period and approximately $3.6 million due to increased usage of medical supplies and pharmaceuticals related to higher patient procedures.

Bad debt expense increased by $767,000, and, as a percentage of net revenue, bad debt expense was 1.9% in 2011 and 1.8% in the prior period, which are in line with our historical averages.

Depreciation and amortization expense increased by $2,268,000 or 79% to $5,145,000, with $0.9 million of the increase due to the comparison to the short period and approximately $1.4 million primarily due to the opening of expanded facilities, which are now being depreciated.

Lease and rental expense increased to $6,199,000 in the current period compared to $3,001,000 in the prior year period, with approximately $1.0 million of the increase due to the comparison to the short period and approximately $2.2 million primarily due to the increase in the total building space utilized in the expanded operations of our hospital and clinic network, as well as building space utilized for development projects.

Other Income and Expenses

Interest income during the year and prior period was $803,000 and $496,000, respectively, as there were no significant changes in average investment balances or interest rates. The variance primarily is due to the comparison to the short period.

Interest expense during the year was $645,000 as compared to interest expense of $560,000 in the prior period due to the comparison to the short period.

Equity in income of unconsolidated affiliates in the amount of $1,121,000 represents our 49% interest in the income of CML for the year ended December 31, 2011.

Taxes

We recorded a provision for taxes of $3,688,000 (an effective tax rate of approximately 53.5%) for the year ended December 31, 2011, compared to a provision for taxes of $3,488,000 (an effective tax rate of approximately 37.5%) for the nine months ended December 31, 2010. The increase of the effective tax rate in the current period is primarily due to the effect of losses in entities for which we cannot recognize tax benefit.

Nine months ended December 31, 2010 compared to year ended March 31, 2010

Net Revenue

	(in thousands of U.S. Dollars)
	Nine months ended December 31, 2010	Year ended March 31, 2010	Change
Healthcare services net revenue	$74,224	$85,778	-13%

Our healthcare services revenue for the nine months ended December 31, 2010 was $74,224,000, which is a lower amount than the $85,778,000 recognized in the full fiscal year ended March 31, 2010. However, the decrease is primarily attributable to the comparison of a short nine-month period to a full 12-month fiscal year period. If the March 31, 2010 fiscal year revenue of $85.8 million is reduced by 25 percent to reflect an approximation to a 9-month period, the revenue would be $64,334,000. Then, comparing similar nine-month periods, the December 2010 9-month revenue would be approximately 15% higher than the March 31, 2010 revenue. The increase in revenue was attributable to growth in patient services in the Beijing, Shanghai and Guangzhou markets.

The table below identifies the relative contribution of inpatient and outpatient services to gross revenue during the periods.

	Nine months ended December 31, 2010	Year ended March 31, 2010
Inpatient/Outpatient gross revenue percentages
Inpatient services as percent of gross revenue	41%	42%
Outpatient services as percent of gross revenue	59%	58%

	100%	100%

The table below identifies the primary service lines contributing to gross revenue.

	Nine months ended December 31, 2010	Year ended March 31, 2010
Gross revenue by service line (hospital facilities only):
Surgical services	19.0%	18.2%
OB/GYN	14.9%	14.3%
Pediatrics	7.8%	8.0%
Ancillary services
Laboratory	10.1%	10.3%
Radiology	11.2%	11.8%
Pharmacy	11.8%	11.8%
All other services	25.2%	25.6%

	100%	100%

Operating expenses

	(in thousands of U.S. dollars)

	Nine months ended December 31, 2010	Year ended March 31, 2010	Change
Salaries, wages and benefits	$40,051	49,012	-18%
Other operating expenses	12,365	12,686	-3%
Supplies and purchased medical services	7,496	8,840	-15%
Bad debt expense	1,364	1,149	19%
Depreciation and amortization	2,877	3,544	-19%
Lease and rental expense	3,001	3,368	-11%

	$67,154	$78,599	-15%

Salaries, wages and benefits (SWB) for the nine months ended December 31, 2010 was $40,051,000, a decrease of approximately $9 million compared to the SWB of $49,012,000 in the year ended March 31, 2010. The decrease in SWB is due to approximately $12 million attributable to the comparison with a nine-month short period and due to approximately $3.4 million attributable to growth in SWB of approximately 9 percent, due to increased headcount and increases in compensation. As a percentage of net revenue, SWB in the nine months ended December 31, 2010 was 54%, an improvement compared to 57% of net revenue for SWB expense in the year ended March 31, 2010.

Other operating expenses decreased by $321,000 or 3%. However, if the December 31, 2010 period is compared to 75% of the March 31, 2010 full fiscal year, the increase in the comparable nine-month periods is approximately 30%. The increase is primarily due to relatively low operating expenses in the prior March 31, 2010 period, due to business tax refunds received of approximately $1,000,000 attributable due to a change in China regulations that applied to for-profit healthcare entities.

Supplies and purchased medical services decreased by $1,344,000 or 15%, with approximately $2.1 million of the decrease due to the comparison to the short period and approximately $3.6 million due to increased usage of medical supplies and pharmaceuticals related to higher patient procedures. Generally, supplies and purchased medical services will fluctuate directly with SWB variations.

Bad debt expense increased by $215,000, and, as a percentage of net revenue, bad debt expense was 1.8% in 2011 and 1.3% in the prior period, which are in line with our historical averages.

Depreciation and amortization expense decreased by $667,000 or 19%, primarily due to the comparison to the short period.

Lease and rental expense decreased to $3,001,000 in the current period compared to $3,368,000 in the prior year period, with approximately $1.0 million of the change due to the comparison of a twelve-month period to a short nine-month period. Using comparable nine-month periods, lease and rental expense increased approximately 19%, as the Company continues to expand its facilities in line with increasing patient demand.

Other Income and Expenses

Interest income during the year and prior period was $496,000 and $1,487,000, respectively. The variance primarily is due to the comparison to the short period.

Interest expense during the year was $560,000 as compared to interest expense of $983,000 in the prior period due to the comparison to the short period and due to higher capitalized interest expense related to construction activities, as well as to lower debt levels.

Other expenses were lower, as the March 31, 2010 period included a $659,000 charge for the change in the fair value of warrants, while there was no similar charge in the December 31, 2010 period.

Taxes

We recorded a provision for taxes of $3,488,000 (an effective tax rate of approximately 37.5%) for the nine months ended December 31, 2010, compared to a provision for taxes of $6,096,000 (an effective tax rate of approximately 42.6%) for the year ended March 31, 2010.

Liquidity and Capital Resources

The following table sets forth our unrestricted cash, short-term investments, and accounts receivable for the years ended December 31, 2011 and December 31, 2010 (in thousands):

	December 31, 2011	December 31, 2010
Cash and cash equivalents	$33,755	$32,007
Investments	26,394	37,631
Receivables from affiliates	10,984	9,330
Accounts receivable	13,947	11,601

The following table sets forth a summary of our cash flows from operating activities for the years ended December 31, 2011 and 2010 and nine months ended December 31, 2010. (in thousands):

	Year ended December 31,		Nine months ended December 31,
	2011	2010	2010
		(Unaudited)

OPERATING ACTIVITIES
Net income	$3,201	$6,329	$5,814
Non cash items	8,069	11,416	7,382
Changes in operating assets and liabilities:
Restricted cash	300	(298)	42
Accounts receivable	(3,791)	2,679	(3,797)
Receivable from affiliate	(1,653)	—	—
Inventories	(811)	(3,923)	(2,735)
Accounts payable, accrued expenses, other current liabilities and deferred revenue	4,557	2,873	2,724
Payable to affiliate	1,669	—	—
Other	(982)	(2,629)	(2,339)

Net cash provided by operating activities	$10,559	$16,447	$7,091

Operating cash flow for the year ended December 31, 2011 was higher than the year ended December 31, 2010, primarily due to the increase in accounts payable and payable to our unconsolidated affiliate.

The following table sets forth a summary of our cash flows from investing activities for the years ended December 31, 2011 and 2010 and nine months ended December 31, 2010. (in thousands):

	Year ended December 31,		Nine months ended December 31,
	2011	2010	2010
		(Unaudited)

INVESTING ACTIVITIES
Purchases of short-term investments and CDs	$(26,966)	$(4,977)	$(7,446)
Proceeds from redemption of CDs	41,091	21,174	2,843
Deconsolidation of cash held by subsidiaries contributed to joint venture	—	(22,917)	(22,917)
Purchases of property and equipment	(23,843)	(13,716)	(9,941)

Net cash (used in) provided by investing activities	$(9,718)	$(20,436)	$(37,461)

Investing activities for year ended December 31, 2011 included expenditures for leasehold improvements and equipment in connection with our ongoing development and expansion of the United Family Healthcare network of private hospitals and clinics, and redemption of CDs were reinvested in comparable instruments. Investing activities for the year ended December 31, 2010 resulted in a decrease in cash of $20,436,000 primarily due to the deconsolidation of cash of $22,917,000 held by the Chindex MPD subsidiaries which were contributed to CML. In addition, $13,716,000 was used for construction activities in connection with the build-out of the United Family Healthcare network of hospitals and clinics in China.

The following table sets forth a summary of our cash flows from financing activities for the years ended December 31, 2011 and 2010 and nine months ended December 31, 2010. (in thousands):

	Year ended December 31,		Nine months ended December 31,
	2011	2010	2010
		(Unaudited)

FINANCING ACTIVITIES
Repayment of debt, sinking fund deposits and vendor financing	$—	$(2,720)	$(2,425)
Repurchase of restricted stock for income tax withholding	(233)	(943)	(942)
Proceeds from issuance of common stock	—	13,803	13,803
Proceeds from exercise of stock options and warrants	175	731	641

Net cash (used in) provided by financing activities	$(58)	$10,871	$11,077

Financing activities for the year ended December 31, 2010 mainly consisted of proceeds of $13,803,000, net of transaction costs, from the issuance of common stock to Fosun Industrial Co., Limited, under the first closing pursuant to the Stock Purchase Agreement dated June 14, 2010. This agreement provides for an additional issuance of common stock to Fosun Industrial in a second closing upon finalization of the Chindex Medical Limited joint venture transaction.

In 2007 and 2008, we entered into two US Dollar loan facilities in the amount of $25 million and $20 million with International Finance Corporation (IFC) and DEG-Deutsche Investitions und Entwicklungsgesellschaft (DEG), respectively, for the financing of expansion projects in China. The conditions to disbursement to these loan facilities have never been met and may never be met and the applicable lender has a right to terminate its commitment, with DEG having notified us of such effective termination. In order to draw under the IFC facility, we would have to amend the terms of that facility with respect to project scope, formation of joint venture entities (such entities have yet to be approved to construct, equip and operate their respective new Joint Venture Hospitals), collateral package, timing of disbursements (and extension of deadlines which have already passed) and other related provisions. However, we experienced delays in the development timeline and certain changes in project scope for the proposed healthcare facilities was necessary because of fluctuations and uncertainties in the real estate markets in China resulting from the global economic downturn and, as a result, the process to formally approve the two joint ventures has taken longer than originally anticipated. In July 2010, however, we received formal approval of the new joint venture for the Beijing expansion project from the Chinese authorities and are currently in discussions with IFC to amend its loan facility in order to draw thereunder. There can be no assurances that we will be able to amend the IFC facility on terms acceptable to us and IFC, which failure, absent an alternative source of financing, could have a material adverse effect on our operations and our ability to complete our proposed expansion projects on time or at all.

In October 2005, BJU and SHU obtained long-term debt financing under a program with IFC. As of December 31, 2011, the outstanding balance of this debt was 64,880,000 Chinese Renminbi (current translated value of $10,297,000 and is classified as long-term). Beginning of October 2010, we began payments to the sinking fund pursuant to the loan agreement. As of December 31, 2011, the sinking fund assets were 6,488,000 Chinese Renminbi (current translated value of $1,030,000 was recorded in long-term restricted cash). In the coming twelve months, we are scheduled to make the second and third deposits to the sinking fund of which total 19,464,000 Chinese Renminbi.

Over the past three years, there have been continuing and significant disruptions in the world financial markets including those in China. We have not experienced significant negative impacts to operating activities as a result of these events. We have taken steps to ensure the security of our cash and investment holdings through deposits with highly liquid, global banking institutions. Our daily operations generate significant operating cash flows and have not been dependent upon credit availability. Our patient base in our current facilities are by and large considered to be in the wealthiest segment of society, for whom healthcare spending represents a very small percentage of their income and therefore is expected to be less impacted by an economic slowdown and to the extent their assets are affected, this will likely not impact their decision making on healthcare purchases. Our current expansion projects as described above are expected to be funded with existing cash and credit facilities as described above, provided that there can be no assurances that such facilities will be available or sufficient, that the preconditions to disbursements under the facilities will be satisfied or that, in any event, disbursements under the IFC Facility will be achieved.

Over the next twelve months we anticipate total capital expenditures of up to $40 million related to the maintenance and expansion of our business operations. The Beijing and Shanghai operating hospital and clinic facilities, we plan maintenance and organic growth expenditures of up to $4 million for each facility. United Family Healthcare network development plans include up to $2 million in expenditures primarily related to network IT investment. Expansion projects are expected to account for up to $30 million in expenditures. Specifically, we anticipate final payments related to the expansion of the Beijing hospital main campus and New Hope clinic to be approximately $9 million; final payments related to the opening of the Tianjin hospital to be approximately $5 million; we plan for expenditures of approximately $16 million for the Beijing Rehabilitation project. We intend to fund these expenditures through corporate capital reserves and cash flow from operations. Registered foreign debt is expected to be secured by each operating foreign invested joint venture upon obtaining required governmental and credit approvals.

In addition, as described above, we had entered into the IFC facility, which is currently not available, for the purpose of funding the expansion of our United Family healthcare network. The expansion projects in the Beijing, Shanghai, Tianjin and Guangzhou markets are underway in various states of progress. In particular, due to the timing of the development process for the planned joint venture hospital in Guangzhou, significant expenditures for that project are not expected until 2013 and beyond.

Based on the foregoing, we believe that our existing capital resources are sufficient to fund our working capital and capital expenditure requirements for the next 12 months, although there can be no assurances to this effect. We will require financing arrangements to meet our capital expenditures beyond this period. As noted above, there can be no assurances that we will be able to amend the IFC Facility on terms acceptable to us and IFC, which failure, absent an alternative source of financing, could have a material adverse effect on our operations and our ability to complete our proposed expansion projects on time or at all. Although we regularly consider and evaluate possible additional or alternative financing opportunities, no such financing currently is in place or negotiations. We will continue to evaluate a wide range of such opportunities, including both debt and equity-based financings in which we may borrow funds and/or share with one or more financial, institutional or strategic partners the ownership interest in one or more projects.

We may not be able to raise adequate capital to complete some or all of our business strategies, including our ongoing expansion projects, or to react rapidly to changes in technology, products, services or the competitive landscape. Healthcare service and medical product providers in China often face high capital requirements in order to take advantage of new market opportunities, respond to rigorous competitive pressures and react quickly to changes in technology. Many of our competitors are committing substantial capital and, in many instances, are forming alliances to acquire or maintain market leadership. There can be no assurance that we will be able to satisfy our capital requirements in the future. In particular, our strategy of expanding our healthcare facilities and services includes the establishment and maintenance of healthcare facilities, which require particularly significant capital. In addition, CML plans to expand its distribution capabilities for medical products. In the absence of sufficient available capital, we would be unable to establish or maintain healthcare facilities as planned, and the joint venture would be unable to expand its distribution business as planned.

Contractual Arrangements

The following table sets forth our contractual obligations and sinking fund requirements as of December 31, 2011:

(in thousands)

	Total	2012	2013	2014	2015	2016	Thereafter

Bank Loan (1)	$9,624	$2,614	$2,475	$2,337	$2,198	—	$0
JPM financing	15,000	—	—	—	—	—	15,000
Operating leases	69,437	6,036	5,791	5,437	5,365	4,314	42,494

Total contractual obligations	$94,061	$8,650	$8,266	$7,774	$7,563	$4,314	$57,494

(1)	Represents sinking fund deposits and also includes interest of $1,386,000.

Not included in the table above is our expected total capital expenditures for the expansion and maintenance of our United Family Healthcare network development over the five year period. For the next twelve months, see “Liquidity and Capital Resources.”

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

Foreign Currency Exchange and Impact of Inflation

Because we receive 100% of our revenue and generate approximately 95% of our expenses within China, we have foreign currency exchange risk. The Chinese currency (RMB) is not freely traded and is closely controlled by the Chinese Government. The U.S. dollar (USD) has experienced volatility in world markets recently. During the year ended December 31, 2011, the RMB appreciated approximately 5.3% against the USD, resulting in an exchange gain of $670,000.

As part of our risk management program, we also perform sensitivity analyses to assess potential changes in revenue, operating results, cash flows and financial position relating to hypothetical movements in currency exchange rates. Our sensitivity analysis of changes in the fair value of the RMB to the USD at December 31, 2011, indicated that if the USD uniformly increased in value by 10% relative to the RMB, we would have experienced a 21% decrease in net income. Conversely, a 10% increase in the value of the RMB relative to the USD at December 31, 2011, would have resulted in a 26% increase in net income.

Based on the Consumer Price Index, for the year ended December 31, 2011, inflation in China was 5.4% and inflation in the United States was 3.2%. The average annual rate of inflation over the three-year period from 2009 to 2011 was 2.7% in China and 1.5% in the United States.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Chindex International, Inc.

Bethesda, Maryland

We have audited Chindex International, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Chindex International Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Chindex International, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Chindex International, Inc. as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2011, the nine months ended December 31, 2010, and the year ended March 31, 2010 and our report dated March 15, 2012 expressed an unqualified opinion thereon. We did not audit the financial statements of Chindex Medical Limited, the joint venture or CML (which starting as of December 31, 2010, is being accounted for under the equity method of accounting by Chindex International, Inc.), and which statements reflect total assets (equity investment) of $122,987,000 as of December 31, 2011, and income (equity method) of $3,353,000 for the year then ended. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for CML, is based solely on the report of the other auditors.

/s/ BDO USA, LLP

Bethesda, Maryland

March 15, 2012

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Chindex International, Inc.

Bethesda, Maryland

We have audited the accompanying consolidated balance sheets of Chindex International, Inc. (the Company) as of December 31, 2011 and 2010 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2011, the nine months ended December 31, 2010, and the year ended March 31, 2010. In connection with our audits of the financial statements, we have also audited the financial statement schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. We did not audit the financial statements of Chindex Medical Limited, the joint venture or CML (which starting as of December 31,

2010, is being accounted for under the equity method of accounting by Chindex International, Inc.), and which statements reflect total assets (equity investment) of $122,987,000 as of December 31, 2011, and income (equity method) of $3,353,000 for the year then ended. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for CML, is based solely on the report of the other auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedule are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedule, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedule. We believe that our audits and the report of the other auditor provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Chindex International, Inc. at December 31, 2011 and 2010, and the results of its operations and its cash flows for the year ended December 31, 2011, the nine months ended December 31, 2010, and the year ended March 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Chindex International, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 15, 2012 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Bethesda, Maryland

March 15, 2012

CHINDEX INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands except share data)

	December 31, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$33,755	$32,007
Restricted cash	—	300
Investments	26,394	37,631
Accounts receivable, less allowance for doubtful accounts of $8,300 and $6,748, respectively	13,947	11,601
Receivables from affiliates	10,984	9,330
Inventories of supplies, net	2,307	1,413
Deferred income taxes	3,887	3,242
Other current assets	4,652	3,856

Total current assets	95,926	99,380
Restricted cash and sinking funds	1,030	980
Investments	100	2,439
Investment in unconsolidated affiliate	33,728	31,756
Property and equipment, net	65,465	37,099
Noncurrent deferred income taxes	424	108
Other assets	2,719	2,411

Total assets	$199,392	$174,173

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$3,957	$4,038
Payable to affiliates	9,404	—
Accrued expenses	11,735	8,541
Other current liabilities	5,549	3,874
Income taxes payable	2,141	2,147

Total current liabilities	32,786	18,600
Long-term debt and convertible debentures	23,818	23,070
Long-term deferred tax liability	287	431

Total liabilities	56,891	42,101

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value, 500,000 shares authorized, none issued	—	—
Common stock, $.01 par value, 28,200,000 shares authorized, including 3,200,000 designated Class B:
Common stock – 15,652,917 and 15,310,426 shares issued and outstanding at December 31, 2011 and December 31, 2010, respectively	157	153
Class B stock – 1,162,500 shares issued and outstanding at December 31, 2011 and December 31, 2010, respectively	12	12
Additional paid-in capital	118,930	115,815
Accumulated other comprehensive income	8,911	4,802
Retained earnings	14,491	11,290

Total stockholders’ equity	142,501	132,072

Total liabilities and stockholders’ equity	$199,392	$174,173

The accompanying notes are an integral part of these consolidated financial statements.

CHINDEX INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except share and per share data)

	Year ended December 31,	Nine months ended December 31,		Year ended March 31,
	2011	2010	2009	2010
			(Unaudited)

Revenue
Healthcare services revenue	$114,397	$74,224	$64,610	$85,778
Product sales	—	62,452	65,324	85,413

Total revenue	114,397	136,676	129,934	171,191

Operating expenses
Healthcare services:
Salaries, wages and benefits	64,074	40,051	36,634	49,012
Other operating expenses	17,947	12,365	9,388	12,686
Supplies and purchased medical services	13,233	7,496	6,720	8,840
Bad debt expense	2,131	1,364	810	1,149
Depreciation and amortization	5,145	2,877	2,664	3,544
Lease and rental expense	6,199	3,001	2,392	3,368

	108,729	67,154	58,608	78,599

Products:
Product sales costs	—	43,773	47,439	61,992
Product selling and other operating expenses	—	16,201	10,609	16,188

	—	59,974	58,048	78,180

Total operating expenses	108,729	127,128	116,656	156,779

Income from operations	5,668	9,548	13,278	14,412

Other income and (expenses)
Interest income	803	496	1,350	1,487
Interest (expense)	(645)	(560)	(784)	(983)
Loss on deconsolidation of subsidiaries	—	(126)	—	—
Equity in net income of unconsolidated affiliate	1,121	—	—	—
Miscellaneous (expense) income - net	(58)	(56)	(851)	(616)

Income before income taxes	6,889	9,302	12,993	14,300
Provision for income taxes	(3,688)	(3,488)	(5,304)	(6,096)

Net income	$3,201	$5,814	$7,689	$8,204

Net income per common share - basic	$.20	$.38	$.53	$.56

Weighted average shares outstanding - basic	16,141,063	15,347,173	14,533,601	14,579,759

Net income per common share - diluted	$.20	$.36	$.48	$.52

Weighted average shares outstanding - diluted	17,413,330	16,703,670	16,127,180	16,132,339

The accompanying notes are an integral part of these consolidated financial statements.

CHINDEX INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended December 31,	Nine months ended December 31,		Year ended March 31,
	2011	2010	2009	2010
			(Unaudited)

OPERATING ACTIVITIES
Net income	$3,201	$5,814	$7,689	$8,204
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,145	2,877	2,664	3,544
Provision for demonstration inventory	—	491	404	541
Inventory write down	10	137	259	342
Provision for doubtful accounts—healthcare services	2,131	1,364	810	1,149
Loss on disposal of property and equipment	80	139	(4)	16
Equity in income of unconsolidated affiliate	(1,121)	—	—	—
Deferred income taxes	(939)	(547)	156	704
Stock based compensation	3,177	2,059	2,429	3,283
Foreign exchange (gain) loss	(670)	544	(1,210)	(385)
Amortization of debt issuance costs	9	7	7	9
Amortization of debt discount	247	185	185	247
Loss on deconsolidation of subsidiaries	—	126	—	—
Non-cash charge for change in fair value of warrants	—	—	883	659
Changes in operating assets and liabilities:
Restricted cash	300	42	689	349
Accounts receivable	(3,791)	(3,797)	6,412	12,888
Receivable from affiliate	(1,653)	—	—	—
Inventories	(811)	(2,735)	(2,730)	(3,918)
Other current assets and other assets	(872)	(2,576)	(863)	(432)
Accounts payable, accrued expenses, other current liabilities and deferred revenue	4,557	2,724	(3,185)	(3,060)
Payable to affiliate	1,669	—	—	—
Income taxes payable	(110)	237	1,370	649

Net cash provided by operating activities	10,559	7,091	15,965	24,789
INVESTING ACTIVITIES
Purchases of short-term investments and CDs	(26,966)	(7,446)	(6,493)	(4,024)
Proceeds from redemption of CDs	41,091	2,843	—	18,331
Deconsolidation of cash held by subsidiaries contributed to Chindex Medical Limited JV	—	(22,917)	—	—
Purchases of property and equipment	(23,843)	(9,941)	(3,843)	(7,086)

Net cash (used in) provided by investing activities	(9,718)	(37,461)	(10,336)	7,221
FINANCING ACTIVITIES
Repayment of debt, sinking fund deposits and vendor financing	—	(2,425)	(1,398)	(1,693)
Repurchase of restricted stock for income tax withholding	(233)	(942)	(108)	(109)
Proceeds from issuance of common stock	—	13,803	—	—
Proceeds from exercise of stock options and warrants	175	641	400	490

Net cash (used in) provided by financing activities	(58)	11,077	(1,106)	(1,312)
Effect of foreign exchange rate changes on cash and cash equivalents	965	646	(1,056)	(337)

Net increase (decrease) in cash and cash equivalents	1,748	(18,647)	3,467	30,361
Cash and cash equivalents at beginning of period	32,007	50,654	20,293	20,293

Cash and cash equivalents at end of period	$33,755	$32,007	$23,760	$50,654

Supplemental disclosures of cash flow information:
Cash paid for interest	$670	$668	$724	$641
Cash paid for taxes	$4,751	$3,416	$3,744	$4,770

Non-cash investing and financing activities consist of the following:
Property and equipment additions included in accounts payable and payable to affiliates	$7,931	$6,482	$—	$532
Investment in unconsolidated affiliates	$—	$8,839	$—	$—
Cashless exercise of warrants at fair value	$—	$—	$—	$800
Exercise of warrants at fair value	$—	$—	$201	$—

The accompanying notes are an integral part of these consolidated financial statements.

CHINDEX INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the year ended December 31, 2011, the nine months ended December 31, 2010 and the year ended March 31, 2010

(in thousands)

	Common Stock		Common Stock Class B		Additional Paid In	Retained Earnings Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Total
Balance at March 31, 2009	13,452,007	$135	1,162,500	$12	$95,808	$(2,587)	$3,072	$96,440
Net income FY 2010	—	—	—	—	—	8,204	—	8,204
Foreign currency translation adjustment	—	—	—	—	—	—	(56)	(56)

Comprehensive income	—	—	—	—	—	—	—	8,148

Cumulative effect of change in accounting principle	—	—	—	—	—	(141)	—	(141)
Stock based compensation	—	—		—	3,283	—	—	3,283
Exercise of warrants	—	—	—	—	800	—	—	800
Options and warrants exercised and issuance of restricted stock	313,850	3	—	—	378	—	—	381

Balance at March 31, 2010	13,765,857	138	1,162,500	12	100,269	5,476	3,016	108,911

Net income CY 2010	—	—	—	—	—	5,814	—	5,814
Foreign currency translation adjustment	—	—	—	—	—	—	1,786	1,786

Comprehensive income	—	—	—	—	—	—	—	7,600

Stock based compensation	—	—		—	2,059	—	—	2,059
Proceeds from issuance of common stock	933,022	9	—	—	13,794	—	—	13,803
Options exercised and issuance of restricted stock	611,547	6	—	—	635	—	—	641
Purchase and retirement of restricted stock for tax witholding	—	—	—	—	(942)	—	—	(942)

Balance at December 31, 2010	15,310,426	153	1,162,500	12	115,815	11,290	4,802	132,072

Net income	—	—	—	—	—	3,201	—	3,201
Foreign currency translation adjustment	—	—	—	—	—	—	3,276	3,276
Share of other comprehensive income of unconsolidated affiliate	—	—	—	—	—	—	833	833

Comprehensive income	—	—	—	—	—	—	—	7,310

Stock based compensation	—	—	—	—	3,177	—	—	3,177
Purchase and retirement of restricted stock for tax witholding	(24,077)	—	—	—	(233)	—	—	(233)

Options exercised and issuance of restricted stock, net of restricted stock forfeited	366,568	4	—	—	171	—	—	175

Balance at December 31, 2011	15,652,917	$157	1,162,500	$12	$118,930	$14,491	$8,911	$142,501

The accompanying notes are an integral part of these consolidated financial statements.

CHINDEX INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Chindex International, Inc. (“Chindex” or “the Company”), is a Delaware corporation, operating in several healthcare markets in China. Revenues are generated from the provision of healthcare services and in prior years, from the sale of medical equipment, instrumentation and products. Until December 31, 2010, the Company operated in two business segments: the Medical Product Division and the Healthcare Services Division. The Company operates hospitals and clinics in Beijing, Shanghai, Tianjin and Guangzhou. These hospitals and clinics generally transact business in Chinese Renminbi.

The Company formerly operated a Medical Products division, which marketed, distributed and sold select medical capital equipment, instrumentation and other medical products for use in hospitals in China and Hong Kong on the basis of both exclusive and non-exclusive agreements with the manufacturers of these products. Sales and purchases were made in a variety of currencies including U.S. dollars, Euros and Chinese Renminbi. On December 31, 2010, the Medical Products division was contributed to Chindex Medical Limited (CML), a newly formed Hong Kong joint venture, in which the Company received a 49% ownership interest for its contribution (see Note 4). Shanghai Fosun Pharmaceutical (Group) Co., Ltd. (“FosunPharma”) received a 51% interest in CML for its contribution of certain medical device and other businesses. Upon its contribution of the Medical Products division, the Company deconsolidated the business of that division. The investment in CML is recorded using the equity method of accounting, effective December 31, 2010, with Chindex’s 49% interest in the equity in the earnings of CML beginning January 1, 2011.

Change in fiscal yearend

On September 27, 2010, the Board of Directors approved the change of the Company’s fiscal yearend from March 31 to December 31 each year, commencing with December 31, 2010.

Due to the change of the Company’s fiscal yearend from March 31 to December 31 each year, commencing with December 31, 2010, as discussed below, the Company has included for comparative purposes unaudited consolidated financial statements for the nine months ended December 31, 2009. These unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in United States for interim financial information and with Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

Policies and procedures

Consolidation

The consolidated financial statements include the accounts of the Company, its subsidiaries in which the Company has greater than 50 percent ownership, and variable interest entities in which the Company has controlling financial interest. All inter-company balances and transactions are eliminated in consolidation. Entities in which the Company has less than 50 percent ownership or does not have a controlling financial interest but is considered to have significant influence are accounted for on the equity method. As of December 31, 2010, the Medical Products division was deconsolidated upon formation of CML, as the Company does not have a controlling financial interest in CML.

Revenue Recognition

All revenue in the Healthcare Services division is from providing healthcare services and substantially all revenue in the Medical Products division was from the sale of products. (See Note 15 for further information on sales, gross profit by division, and income (loss) from operations before foreign exchange.)

Revenue related to services provided by the Healthcare Services division is net of contractual adjustments or discounts and is recognized in the period services are provided. The Healthcare Services division makes an estimate at the end of the month for certain inpatients that have not completed service. This estimate reflects only the cost of care up to the end of the month.

In the Healthcare Services division, our revenue is dependent on seasonal fluctuations related to epidemiology factors and the life styles of the expatriate community. In the Medical Products division, sales of capital equipment often required protracted sales efforts, long lead times, financing arrangements and other time-consuming steps. As a result of these factors impacting the timing of revenues, our operating results have varied and are expected to continue to vary from period to period and year to year.

In prior years, revenue related to the sale of medical equipment, instrumentation and products to customers in China by our former Medical Products division was recognized upon product shipment. Revenue from sales to customers in Hong Kong was recognized upon delivery. We provided installation, warranty, and training services for certain of our capital equipment and instrumentation sales. These services were viewed as perfunctory to the overall arrangement and were not accounted for separately from the equipment sale. Costs associated with installation, training and standard warranty were not significant and were recognized in cost of sales as they were incurred, while costs associated with non-standard warranties were accrued. Revenue from the separate sale of extended warranties was deferred and recognized over the warranty period. Sales involving multiple elements were analyzed and recognized under the guidelines of Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition” and ASC 605-25. From time to time, the Company supplied products and services to its customers which are delivered over time. Additionally, the Company evaluated revenue from the sale of equipment in accordance with the provisions of ASC 605-45 to determine whether such revenue should be recognized on a gross or a net basis. All of the factors in ASC 605-45 were considered with the primary factor being that the Company assumed credit and inventory risk and therefore recorded the gross amount of all sales as revenue.

Accounts Receivable

Accounts receivable are customer obligations due under normal trade terms. Subsequent to the deconsolidation of the Medical Products division, accounts receivable consists of patient obligations for healthcare services. Accounts receivable are reviewed on a quarterly basis to determine if any receivables will potentially be uncollectible based on the aging of the receivable and historical cash collections. Any accounts receivable balances that are determined to be uncollectible, along with a percentage allowance for each aging category of receivables are included in the overall allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Management believes that the allowance for doubtful accounts as of December 31, 2011 and 2010 is adequate; however, actual write-offs might exceed the recorded allowance.

Inventories

Inventory items held by the Company are purchased to fill hospital operating requirements and are stated at the lower of cost or net realizable value using the average cost method.

Inventory held by the former Medical Products division consisted of items that were purchased to fill executed sales contracts, items that were stocked for future sales, including sales demonstration units and service parts. These items were valued on the specific identification method or average cost basis. Inventory valuation was reviewed on a quarterly basis and adjustments were charged to the provision for inventory, which was a component of our product sales costs.

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

Income Taxes

The Company’s provision for income taxes is computed for each entity in the consolidated group at applicable statutory rates based upon each entity’s income or loss, giving effect to temporary and permanent differences. The Company’s U.S. and foreign subsidiaries file separate income tax returns on a December 31 fiscal year.

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

Cash Equivalents and Restricted Cash

The Company considers unrestricted cash on hand, deposits in banks, certificates of deposit, money market funds and short-term marketable securities with an original or remaining maturity at the date of acquisition of three months or less to be cash and cash equivalents. Restricted cash is composed of sinking fund deposits related to the IFC RMB loan and deposits collateralizing performance bonds (see Note 7).

Earnings Per Share

The Company follows ASC 260 whereby basic earnings per share excludes any dilutive effects of options, warrants and convertible securities and diluted earnings per share includes such effects. The Company does not include the effects of stock options, restricted stock, warrants and convertible securities when the effects would be antidilutive.

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

The assumptions used to determine the value of the options at the grant date for options granted as of December 31, 2011, December 31, 2010 and March 31, 2010 were:

	December 31, 2011	December 31, 2010	March 31, 2010
Volatility	70%	70%	75.00% - 76.80%
Dividend yield	0.00%	0.00%	0.00%
Risk-free interest rate	2.0%	1.44%	2.70%
Expected average life	7.0 years	5.0 years	6.0 years

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

Based on historical experience, the Company has assumed a forfeiture rate of 0% for executive management and 10% for all other employees as of December 31, 2011 and 2010. In the prior years, the Company used a blended forfeiture rate of 6% for the entire employee population receiving equity awards The Company will record additional expense if the actual forfeitures are lower than estimated and will record a recovery of prior expense if the actual forfeitures are higher than estimated.

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

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standard Board (“FASB”) issued new accounting guidance related to the presentation of comprehensive income that increases comparability between U.S. GAAP and International Financial Reporting Standards. This guidance eliminates the current option to report other comprehensive income (OCI) and its components in the statement of changes in stockholders’ equity. This guidance is effective for the Company’s interim and annual periods beginning January 1, 2012. The Company intends to adopt this guidance during the first quarter of 2012.

Reclassifications

Certain balances in the 2009 and 2010 consolidated financial statements have been reclassified to conform to the 2011 presentation. The changes primarily relate to the statements of operations. Due to the deconsolidation of the Company’s previous Medical Products business, the captions in the statements of operations have been revised to reflect a presentation more common for companies in the hospital and healthcare services businesses.

2. INVESTMENTS

The following table summarizes the Company’s investments, including accrued interest, as of December 31, 2011 and December 31, 2010 (in thousands):

	December 31, 2011	December 31, 2010
Current investments:
Certificates of deposit	$18,812	$34,037
U.S. Government Sponsored Enterprises	1,575	500
Corporate bonds	6,007	3,094

Total current investments	$26,394	$37,631

Noncurrent investments:
Corporate bonds	$100	2,439

Total noncurrent investments	$100	$2,439

The Company’s current investments as of December 31, 2011 include $18,812,000 of Certificates of Deposit, with fixed interest rate of 0.55% issued by HSBC, a large international financial institution. The Company’s investments in Certificates of Deposit are intended to be held to maturity. Other than Certificates of Deposit, the Company’s current investments also include available-for-sale securities at fair value, which approximates cost, of $1,575,000 issued by U.S. Government-sponsored enterprises and corporate bonds of $6,007,000, which mature within the next twelve months. The Company’s current investments are recorded at fair value, and the difference between fair value and amortized cost as of December 31, 2011 was de minimis. The Company’s noncurrent investments of $100,000 as of December 31, 2011, consist of corporate bonds which mature in 38 months.

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

3. INVENTORIES, NET

Inventories consist of medical supplies and pharmaceuticals in the amounts of $2,307,000 at December 31, 2011 and $1,413,000 at December 31, 2010.

4. INVESTMENT IN UNCONSOLIDATED AFFILIATE

Background – Chindex Medical Limited

On December 31, 2010, Chindex International and FosunPharma, a leading manufacturer and distributor of Western and Chinese medicine and devices in China, completed the first closing (the “Initial Closing”) of the formation of CML to independently operate certain combined medical device businesses, including Chindex’s Medical Products division. The formation of CML represents a basis of the strategic alliance between the two companies, which aims to capitalize on the long-term opportunity presented by medical product sectors in China. CML is focused on marketing, distributing, selling and servicing medical devices in China, including in Hong Kong, as well as activities in R&D and manufacturing of medical devices for the Chinese and export markets. CML is owned 51% by FosunPharma and 49% by Chindex.

Upon the Initial Closing, CML became the owner of the Company’s former Medical Products division. On June 24, 2011, CML became the holder of legal title to the FosunPharma-contributed businesses. Notwithstanding this transfer, the registration with and approval of Shanghai Administration of Foreign Exchange (SAFE) was required in order for CML to exercise certain of the rights and benefits as shareholder of such businesses, but CML was entitled to such benefits on a contractual basis under an entrusted management agreement. The registration with and approval of SAFE was received on March 7, 2012.

Deconsolidation

FosunPharma has a controlling financial interest in CML. The Company was required to deconsolidate the contributed businesses when it ceased to have a controlling financial interest in the applicable subsidiaries. As explained below, the Company concluded that CML is a voting interest entity, rather than a variable interest entity. Therefore, the reduction of the Company’s interest to 49% indicated that it no longer had a controlling financial interest and needed to deconsolidate under ASC 810. Accordingly, Chindex deconsolidated its MPD from its consolidated balance sheet, effective December 31, 2010.

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

Summarized Financial Information for CML

Beginning with the commencement of CML operations on January 1, 2011, Chindex follows the equity method of accounting to recognize its 49% interest in the net assets and the net earnings of CML on an on-going basis. Summarized financial information for the unconsolidated CML affiliate for which the equity method of accounting is used is presented below on a 100 percent basis. The assets and liabilities of CML as of December 31, 2011 and December 31, 2010 as follows (in thousands):

	December 31, 2011	December 31, 2010

Current assets	$104,726	$99,697
Noncurrent assets	18,261	17,071

Total assets	$122,987	$116,768

Current liabilities	$59,941	$53,396
Noncurrent liabilities	1,539	1,799

Total liabilities	61,480	55,195
Stockholders’ equity	61,507	61,573

Total liabilities and stockholders’ equity	$122,987	$116,768

The operating results of CML in 2011 were as follows (in thousands):

Year ended December 31, 2011

Revenue	$126,778
Income before income taxes	4,947
Net income	3,353

CML is a 51%-owned subsidiary of FosunPharma. The assets, liabilities and stockholders’ equity in the summarized financial data table presented above for CML have been prepared on a stand-alone basis, with the assets and liabilities of the entities contributed to CML by FosunPharma reported on a historical cost basis, while the assets and liabilities acquired from Chindex have been recorded on a fair value basis. In reporting its 49% interest in the net assets and net earnings of CML using the equity method of accounting, Chindex includes its 49% interest in the stand-alone financial statements of CML, and also records adjustments to reflect the amortization of basis differences attributable to the fair values in excess of net book values of identified tangible and intangible assets contributed by FosunPharma to CML at its formation date. In addition, certain employees of CML participate in Chindex stock-based compensation programs. The expense for these stock options or restricted stock is recognized by CML as the services are provided. The total stock-based compensation expense recognized by CML in year ended December 31, 2011 was $1,224,000.

For the year ended December 31, 2011, Chindex recognized income of $1,121,000, for its 49% equity in the operating results of CML. This consisted of income of $1,636,000, respectively, for the stand-alone net income of CML (after recognition of stock-based compensation expense) and after deducting $515,000, for the amortization of basis differences attributable to acquired intangibles.

As of December 31, 2011 and 2010, Chindex had a receivable from CML entities of $10,984,000 and $9,330,000, primarily related to advance payments for procurement of medical equipment supplied under logistics service agreement whereby CML serves as an agent for Chindex. As of December 31, 2011 and 2010, Chindex had a payable to CML entities of $9,404,000 and $0, respectively, which represented the actual purchases of medical equipment by CML on behalf of Chindex under the logistics service agreement. It is expected that the medical equipment will be purchased within one year.

Services Agreement

CML and Chindex International, Inc. entered into a services agreement, effective on January 1, 2011. Under the services agreement, Chindex provides advice and support services as requested by CML. The services include management and administrative support services for marketing, sales and order fulfillment activities conducted in the United States and China, order processing and exporting of goods sold to customers in China, advice relating to the marketing of products sold in China by CML, analysis of sales opportunities and other assistance including services such as payroll, database administration, internal auditing, accounting and finance that will assist CML in carrying out its activities in the United States and China. For the year ended December 31, 2011, total services recognized by CML were $3.5 million in addition to stock-based compensation.

5. PROPERTY AND EQUIPMENT, NET

(in thousands)

	December 31, 2011	December 31, 2010
Property and equipment, net consists of the following:
Furniture and equipment	$25,376	$17,592
Vehicles	240	170
Construction in progress	21,463	12,224
Leasehold improvements	34,566	17,988

	81,645	47,974
Less: accumulated depreciation and amortization	(16,180)	(10,875)

	$65,465	$37,099

Construction in progress relates to the development of the United Family Healthcare network of private hospitals and health clinics in China, including facilities and systems development. Construction costs incurred during the year ended December 31, 2011 primarily related to the expansion of the Company’s existing Beijing hospital campus and construction of the women and children’s hospital in Tianjin. Capitalized interest on construction in progress was $565,000 and $140,000 during the year ended December 31, 2011 and nine months ended December 31, 2010, respectively. Capitalized interest was $35,000 in the year ended March 31, 2010. The effective interest rate, based on the Company’s actual total borrowings, was 4.1% in 2011 and 4.0% in 2010. Depreciation and amortization expense for property and equipment for the year ended December 31, 2011 was $5,145,000 and was $3,004,000 for the nine months ended December 31, 2010, which included $127,000 related to the former Medical Products business, and $4,092,000 for the year ended March 31, 2010.

6. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

(in thousands)

	December 31, 2011	December 31, 2010
Accrued expenses:
Accrued expenses- rent	$3,775	$2,571
Accrued compensation	6,056	3,531
Accrued expenses- other	1,904	2,439

	$11,735	$8,541

Other current liabilities:
Accrued other taxes payable- non-income	$717	$698
Customer deposits	3,117	2,609
Other current liabilities	1,715	567

	$5,549	$3,874

7. DEBT

The Company’s short-term and long-term debt balances are (in thousands):

	December 31, 2011		December 31, 2010
	Short term	Long term	Short term	Long term
Long term loan	$—	$10,297	$—	$9,797
Convertible notes, net of debt discount	—	13,521	—	13,273

	$—	$23,818	$—	$23,070

Long term loan- IFC 2005

In October 2005, Beijing United Family Hospital (BJU) and Shanghai United Family Hospital (SHU), majority-owned subsidiaries of the Company, obtained long-term debt financing under a program with the International Finance Corporation (IFC) (a division of the World Bank) for 64,880,000 Chinese Renminbi (approximately $8,000,000) (the “IFC 2005 RMB Loan”). The term of the loan is 10 years at an initial interest rate of 6.73% with the borrowers required to make annual payments into a sinking fund beginning with the first payment in September 2010. Deposits into the sinking fund will accumulate until a lump sum payment is made at maturity of the debt in October 2015. The interest rate will be reduced to 4.23% for any amount of the outstanding loan on deposit in the sinking fund. The loan program also includes certain other covenants which require the borrowers to achieve and maintain specified liquidity and coverage ratios in order to conduct certain business transactions such as pay intercompany management fees or incur additional indebtedness. Chindex International, Inc. guaranteed repayment of this loan. In terms of security, IFC has, among other things, a lien over the equipment owned by the borrowers and over their bank accounts. In addition, IFC has a lien over Chindex bank accounts not already pledged, but not over other Chindex assets. As of December 31, 2011, the outstanding balance of this debt was 64,880,000 Chinese Renminbi (current translated value of $10,297,000, see “Foreign Currency Exchange and Impact of Inflation”) classified as long-term. As the scheduled annual deposits into the sinking fund do not extinguish a portion of the long-term debt liability, the entire loan is expected to be classified as long-term until a financial reporting date that is less than one year from final maturity. The balance sheet classification of the sinking fund assets is similarly noncurrent, until a date that is less than one year from the lump sum payment. As of December 31, 2011, sinking fund assets of 6,488,000 Chinese Renminbi (current translated value of $1,030,000) were included in Restricted Cash and Sinking Funds on the Company’s consolidated balance sheets.

The Company is currently in discussions with IFC to revise the terms of the IFC 2005 RMB Loan, which is necessary in order to incorporate the effects of the expansion of the Beijing hospital campus on the collateral and loan covenant provisions. The Company expects the revised terms will provide for (1) advance funding by the Company of the full principal and interest amounts into a pledged bank account or the purchase of certificates of deposit having a face amount equal to the full principal and interest amount and subsequent pledge of such certificates of deposit to the IFC, and (2) revised loan covenants which will reflect the positive impact of the advance funding on IFC’s collateral and overall loan security. In connection with the finalization of the pledge documentation and the restated loan agreement, IFC issued a notice on March 8, 2012 which extended the existing waiver until the earlier of (1) the effective date of the restatement agreement and (2) June 30, 2012.

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

The Tranche B Notes had a ten-year maturity, bore no interest of any kind and provided for conversion into shares of the Company’s common stock at an initial conversion price of $18.56 per share at any time and automatic conversion upon the Company entering into one or more newly committed financing facilities (the “Facilities”) making available to the Company at least $50 million, pursuant to which Facilities all conditions precedent (with certain exceptions) for initial disbursement had been satisfied, subject to compliance with certain JPM Financing provisions. The Facilities as required for conversion of the Tranche B Note had to have a minimum final maturity of 9.25 years from the date of initial drawdown, a minimum moratorium on principal repayment of three years from such date, principal payments in equal or stepped up amounts no more frequently than twice in each 12-month period, no sinking fund obligations, other covenants and conditions included in the Investor Rights Agreement, which expires on November 6, 2012, and also limit the purchase price of any equity issued under the Facilities to at least equal to the initial conversion price of the Notes or higher amounts depending on the date of issuance thereof. In January 2008, the Tranche B Notes were converted into 1,346,984 shares of our common stock.

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

In connection with the issuance of the Notes, the Company incurred issuance costs of $314,000, which primarily consisted of legal and other professional fees. Of these costs, $61,000 is attributable to the Tranche A shares, $159,000 is attributable to Tranche B Notes which converted in January 2008 and the remaining of $94,000 is attributable to the Tranche C Notes and has been capitalized to be amortized over the life of the Notes. As of December 31, 2011 and December 31, 2010, the unamortized financing cost was $54,000 and $64,000, respectively, and is included in Other Assets in the consolidated balance sheets.

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

The debt discount pursuant to the Notes as of December 31, 2011 and December 31, 2010 was $1,479,000 and $1,727,000, respectively. Amortization of the discount was approximately $248,000 for the year ended December 31, 2011, $185,000 for the nine months ended December 31, 2010, and $257,000 for the year ended March 31, 2010, respectively.

Loan Facilities - 2007 and 2008

In 2007 and 2008, we entered into two US Dollar loan facilities in the amount of $25 million and $20 million with International Finance Corporation (IFC) and DEG-Deutsche Investitions und Entwicklungsgesellschaft (DEG), respectively, for the financing of expansion projects in China. The conditions to disbursement to these loan facilities have never been met and may never be met and the applicable lender has a right to terminate its commitment, with DEG having notified us of such effective termination. In order to draw under the IFC facility, we would have to amend the terms of that facility with respect to project scope, formation of joint venture entities (such entities have yet to be approved to construct, equip and operate their respective new Joint Venture Hospitals), collateral package, timing of disbursements (and extension of deadlines which have already passed) and other related provisions. However, we experienced delays in the development timeline and certain changes in project scope for the proposed healthcare facilities was necessary because of fluctuations and uncertainties in the real estate markets in China resulting from the global economic downturn and, as a result, the process to formally approve the two joint ventures has taken longer than originally anticipated. In July 2010, however, we received formal approval of the new joint venture for the Beijing expansion project from the Chinese authorities and are currently in discussions with IFC to amend its loan facility in order to draw thereunder. There can be no assurances that we will be able to amend the IFC facility on terms acceptable to us and IFC, which failure, absent an alternative source of financing, could have a material adverse effect on our operations and our ability to complete our proposed expansion projects on time or at all.

The obligations of any borrower under the IFC facility would be guaranteed by the Company pursuant to a guarantee agreement with IFC, would be secured by a pledge by the Company of its equity interests in the borrowers pursuant to a share pledge agreement by the Company with IFC and would be secured pursuant to a mortgage agreement between the borrowers and IFC.

The IFC facility contains customary financial covenants, including maintenance of a maximum ratio of liabilities to tangible net worth and a minimum debt service coverage ratio, and covenants that, among other things, place limits on the Company’s ability to incur debt, create liens, make investments and acquisitions, sell assets, pay dividends, prepay subordinated debt, merge with other entities, engage in transactions with affiliates, and make capital expenditures. The IFC Facility also contains customary events of default. As of December 31, 2011, the Company was in compliance with the loan covenants as amended.

In connection with the issuance of the IFC Facility and the DEG Facility, the Company incurred issuance costs of $1,019,000, which primarily consisted of legal and other professional fees. These issuance costs have been capitalized and were intended to be amortized over the life of the debt. However, due the expiration of the DEG facility, the issuance cost related to DEG of $260,000 was expensed as interest expense in 2011. As of December 31, 2011 and December 31, 2010, the balance of the unamortized financing costs was $759,000 and $1,019,000 and is included in other assets in the consolidated balance sheets.

Debt Payments Schedule and Restricted Cash

The following table sets forth the Company’s debt obligations and sinking fund requirements as of December 31, 2011:

(in thousands)

	$000,0	$000,0	$000,0	$000,0	$000,0	$000,0	$000,0
	Total	2012	2013	2014	2015	2016	Thereafter

Long term loan less sinking fund deposits	$9,267	$3,090	$2,059	$2,059	$2,059	$—	$—
Convertible notes	15,000	—	—	—	—	—	15,000

Total	$24,267	$3,090	$2,059	$2,059	$2,059	$—	$15,000

Restricted cash was $1,030,000 as of December 31, 2011 for the sinking fund deposits related to the IFC Loans. Restricted cash of $1,280,000 as of December 31, 2010, consisted of $980,000 for the sinking fund deposits related to the IFC Loans and $300,000 for a performance bond.

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

Compensation costs related to equity compensation, including stock options and restricted stock, for the year ended December 31, 2011, nine months ended December 31, 2010 and the year ended March 31, 2010 were $3,177,000, $2,059,000 and $3,283,000, respectively. $3,177,000 and $2,059,000 are all included in healthcare services – salaries, wages and benefits on the consolidated statements of operations. Of the $3,283,000, $3,123,000 is included in healthcare services – salaries, wages and benefits on the consolidated statements of operations and $160,000 in product selling and other operating expenses on the consolidated statements of operations. No amounts relating to the share-based payments have been capitalized.

Employees

During the year ended December 31, 2011, the nine months ended December 31, 2010 and the year ended March 31, 2010, the total intrinsic value of stock options exercised was $285,000, $3,983,000 and $1,671,000, respectively. The actual cash received upon exercise of stock options was $175,000, $641,000 and $490,000, respectively. The unamortized fair value of the stock options as of December 31, 2011 was $829,000, the majority of which is expected to be expensed over the weighted-average period of 1.12 years.

A summary of the status of the Company’s non-vested options as of December 31, 2011 and changes during the year is presented below:

	Number of Shares	Weighted Average Grant- Date Fair Value
Nonvested options outstanding, December 31, 2010	345,381	$9.02
Granted	18,000	8.99
Vested	(227,104)	9.06
Canceled	(7,247)	8.96

Nonvested options outstanding, December 31, 2011	129,030	$8.95

A summary of the status of the Company’s non-vested options as of December 31, 2010 and changes during the nine month period is presented below:

	Number of Shares	Weighted Average Grant- Date Fair Value
Nonvested options outstanding, March 31, 2010	658,121	$9.12
Granted	18,000	8.64
Vested	(225,860)	9.07
Canceled	(104,880)	9.47

Nonvested options outstanding, December 31, 2010	345,381	$9.02

A summary of the status of the Company’s non-vested options as of March 31, 2010 and changes during the twelve month period is presented below:

	Number of Shares	Weighted Average Grant- Date Fair Value
Nonvested options outstanding, March 31, 2009	762,934	$9.40
Granted	223,150	8.89
Vested	(210,287)	9.19
Canceled	(117,676)	10.34

Nonvested options outstanding, March 31, 2010	658,121	$9.12

The table below summarizes activity relating to restricted stock for the year ended December 31, 2011:

	Number of shares underlying restricted stock	Aggregate Intrinsic Value of Restricted Stock (in thousands) *
Outstanding at December 31, 2010	412,774
Granted	321,898
Vested	(200,017)
Forfeited	(8,855)

Outstanding at December 31, 2011	525,800	$4,480

Expected to vest	499,995	$4,260

The table below summarizes activity relating to restricted stock for the nine months ended December 31, 2010:

	Number of shares underlying restricted stock	Aggregate Intrinsic Value of Restricted Stock (in thousands) *
Outstanding as of March 31, 2010	142,896
Granted	338,415
Vested	(67,977)
Forfeited	(560)

Outstanding as of December 31, 2010	412,774	$6,807

Expected to vest	397,056	$6,547

The table below summarizes activity relating to restricted stock for the year ended March 31, 2010:

	Number of shares underlying restricted stock	Aggregate Intrinsic Value of Restricted Stock (in thousands) *
Outstanding as of March 31, 2009	135,290
Granted	118,000
Vested	(97,225)
Forfeited	(13,169)

Outstanding as of March 31, 2010	142,896	$1,688

Expected to vest	134,321	$1,586

The weighted average contractual term of the restricted stock, calculated based on the service-based term of each grant, is two years for 2011 and 2010, respectively. As of December 31, 2011 the unamortized fair value of the restricted stock was $6,375,000. This unamortized fair value will be recognized over weighted-average period of 3 years. Restricted stock is valued at the stock price on the date of grant.

The following is a summary of stock option activity during the year ended December 31, 2011, the nine months ended December 31, 2010 and the year ended March 31, 2010:

	December 31, 2011	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)*	December 31, 2010	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)*	March 31, 2010	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)*

Options outstanding, beginning of year	1,256,889	$10.03		1,715,286	$8.64		1,789,184	$8.10
Granted	18,000	14.22		18,000	14.85		223,150	13.20
Exercised	(53,525)	3.27		(345,221)	1.86		(172,247)	4.62
Canceled	(7,247)	13.19		(131,176)	14.00		(124,801)	14.56
Expired	(7,678)	13.22		—	—		—	—

Options outstanding, end of year	1,206,439	$10.35	$1,522	1,256,889	$10.03	$8,360	1,715,286	$8.64	$7,124

Weighted Average Remaining Contractual Term (Years)	5.58			6.32			5.89
Options exercisable at end of year	1,077,409	$9.96	$1,522	911,508	$8.81	$7,159	1,057,165	$5.80	$6,873

Options exercisable at end of year and expected to be exercisable**	1,193,536	$10.32	$1,522	1,237,315	$5.19	$6,679	1,675,799	$8.53	$7,109

*	The aggregate intrinsic value on this table was calculated based on the positive difference between the closing market price of the Company’s common stock on December 31, 2011, December 31, 2010 and March 31, 2010 ($8.52, $16.49 and $11.81, respectively) and the exercise price of the underlying options.
**	Options exercisable at December 31, 2011, December 31, 2010 and March 31, 2010, are expected to be exercisable include both vested options and non-vested options outstanding less our expected forfeiture rate.

Nonemployees

On December 31, 2010, Chindex Medical Limited (CML) was formed (see Note 4). In connection with the transaction, certain employees of the Company that transferred to CML retained 101,239 stock options, of which 62,353 options were vested and 38,886 were nonvested stock options previously issued by the Company. Those employees continue to vest in their nonvested stock options as they provide services to CML commencing January 1, 2011, which are accounted for on a mark-market to basis. The cost of the options for nonemployees in 2011 was $311,000, which was charged to CML.

Stock Purchase Agreement– FosunPharma

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

Upon the second closing under the Stock Purchase Agreement, Investor will have the right to, among other things, nominate two representatives for election to the Company’s Board of Directors, which will be increased to nine members, and pledge its shares, subject to certain conditions. In order to induce Investor to enter into the proposed transaction and without any consideration therefore, each of the Company’s chief executive, operating and financial officers, in their capacities as stockholders of the Company, has agreed to certain limitations on his or her right to dispose of shares of the Company’s common stock and to vote for the Investor’s board nominees.

The Company evaluated whether this contingent Stock Purchase Agreement should be accounted for as a derivative instrument or whether it qualified for a scope exception under ASC 815-10. The Company concluded that the contract qualified for the scope exception because the contract was indexed to the Company’s own stock and was classified in stockholders’ equity.

Shares of Common Stock Reserved

As of December 31, 2011, the Company has reserved 2,876,438 shares of common stock for issuance upon exercise of stock options, unvested restricted stock and Class B common stock convertibility.

9. EARNINGS PER SHARE

The following is a reconciliation of the numerators and denominators of the basic and diluted Earnings per Share (EPS) computations for net income and other related disclosures:

(in thousands except share and per share data)

	Year ended December 31, 2011	Nine months ended December 31,		Year ended March 31, 2010
		2010	2009
Basic net income per share computation:
Numerator:
Net income	$3,201	$5,814	$7,689	$8,204
Denominator:
Weighted average shares outstanding- basic	16,141,063	15,347,173	14,533,601	14,579,759

Net income per common share - basic:	$.20	$.38	$.53	$.56

Diluted net income per share computation:
Numerator:
Net income	$3,201	$5,814	$7,689	$8,204
Interest expense for convertible notes	247	185	—	256

Numerator for diluted earnings per share	$3,448	$5,999	$7,689	$8,460

Denominator:
Weighted average shares outstanding- basic	16,141,063	15,347,173	14,533,601	14,579,759
Effect of dilutive securities:

Shares issuable upon exercise of dilutive outstanding stock options, conversion of convertible debentures, vesting of restricted stock and exercise of warrants:	1,272,267	1,356,497	1,593,579	1,552,580

Weighted average shares outstanding-diluted	17,413,330	16,703,670	16,127,180	16,132,339

Net income per common share - diluted:	$.20	$.36	$.48	$.52

The following shares are not included in the computation of diluted earnings per share because the assumed proceeds were greater than the average market price of the Company’s stock during the related periods and the effect of including such options in the computation would be antidilutive:

	Year ended December 31, 2011	Nine months ended December 31,		Year ended March 31, 2010
		2010	2009
Number of shares considered antidulitive for calculating diluted net income per share:	139,911	244,056	662,894	597,138

10. INCOME TAXES

U.S. and international components of income before income taxes were composed of the following for the year ended December 31, 2011, the nine months ended December 31, 2010 and the year ended March 31, 2010 (in thousands):

	December 31, 2011	December 31, 2010	March 31, 2010
U.S.	$(5,738)	$(1,072)	$(3,311)
Foreign	12,627	10,374	17,611

Total	$6,889	$9,302	$14,300

For the year ended December 31, 2011, the nine months ended December 31, 2010 and year ended March 31, 2010 the provision for income taxes consists of the following (in thousands):

	December 31, 2011	December 31, 2010	March 31, 2010
Current:
Federal	$—	$—	$(8)
State	—	—	—
Foreign	(4,627)	(4,035)	(5,384)

	(4,627)	(4,035)	(5,392)

Deferred:
Federal	—	—	—
State	—	—	—
Foreign	939	547	(704)

	939	547	(704)

Total provision	$(3,688)	$(3,488)	$(6,096)

For the year ended December 31, 2011, the nine months ended December 31, 2010 and the year ended March 31, 2010 the provision for income taxes differs from the amount computed by applying the federal statutory income tax rate to the Company’s income from operations before income taxes as follows:

	December 31, 2011	December 31, 2010	March 31, 2010
Income tax expense at federal statutory rate	34.0%	34.0%	34.0%
State taxes (net of federal benefit)	(4.5)%	0.3%	(1.3)%
Foreign rate differential	(17.8)%	(8.4)%	(12.1)%
Change in valuation allowance (excluding assets transferred)	34.3%	(8.1)%	11.8%
Equity in net income of unconsolidated affiliate	(5.5)%	0.0%	0.0%
Change in tax rate	0.0%	(1.4)%	0.6%
Stock-based compensation	4.2%	1.9%	1.7%
Nondeductible selling costs	0.0%	3.1%	2.6%
Organization costs of joint venture	0.0%	5.3%	0.0%
Impact of assets transferred to joint venture	0.0%	9.3%	0.0%
Valuation allowance on assets transferred to joint venture	0.0%	(9.3)%	0.0%
Other permanent differences	7.5%	7.7%	5.2%
Other	1.3%	3.1%	0.1%

	53.5%	37.5%	42.6%

Deferred income taxes reflect the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows as of December 31, 2011 and 2010 (in thousands):

	December 31, 2011	December 31, 2010
Deferred tax assets, net:
Allowance for doubtful accounts	$2,052	$1,608
Accrued expenses	1,856	1,617
Net operating loss carryforwards	4,745	576
Alternative minimum tax	107	736
Start-up costs	219	72
Stock based compensation	1,631	1,347
Deferred rent	380	—

	10,990	5,956

Valuation allowance	(6,242)	(2,340)

Deferred tax assets, net of valuation allowance	4,748	3,616

Deferred tax liabilities:

Convertible debt beneficial conversion feature	(583)	(681)
Depreciation	(121)	(16)
Other	(20)	—

Total deferred tax liabilities	(724)	(697)

Total net deferred taxes	$4,024	$2,919

The Company has U.S. federal net operating losses of approximately $10.7 million (including the windfall benefit from stock option exercise) which will expire between 2025 and 2031. The Company also has foreign losses from China of which approximately $5.6 million will expire between 2012 and 2016.

The exercise of stock options and certain stock grants generated an income tax deduction equal to the excess of the fair market value over the exercise price. In accordance with ASC 718, the Company will not recognize a deferred tax asset with respect to the excess stock compensation deductions until those deductions actually reduce our income tax liability. As such, the Company has not recorded a deferred tax asset related to the net operating losses resulting from the exercise of these stock options in the accompanying financial statements. At such time as the Company utilizes these net operating losses to reduce income tax payable, the tax benefit will be recorded as an increase in additional paid in capital. As of December 31, 2011, the cumulative amount of the unrecognized tax benefit related to such option exercises and certain stock grants was $2,973,000.

Management assessed the realization of its deferred tax assets throughout each of the quarters of the year ended December 31, 2011. Management records a valuation allowance when it determines based on available positive and negative evidence, that it is more likely than not that some portion or all of its deferred tax assets will not be realized.

The valuation allowance as of December 31, 2011 and 2010 was $6.2 million and $2.3 million, respectively.

The Company intends to indefinitely reinvest the undistributed the earnings of its foreign subsidiaries. Accordingly, the annualized effective tax rate applied to the Company’s pre-tax income for the year ended December 31, 2011 did not include any provision for U.S. federal and state taxes on the projected amount of these undistributed 2011 foreign earnings. The total amount of undistributed earnings as of December 31, 2011 was approximately $43.3 million.

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

The Company and its subsidiaries file income tax returns for U.S. federal jurisdiction and various states and foreign jurisdictions. For income tax returns filed by the Company, the Company is no longer subject to U.S. federal, state and local tax examinations by tax authorities for years before 2008, although carryforward tax attributes that were generated prior to 2008 may still be adjusted upon examination by tax authorities if they either have been or will be utilized. For the foreign jurisdictions, the Company is no longer subject to local examinations by the tax authorities for years prior to 2007.

As of December 31, 2011 and 2010, the Company had no unrecognized tax benefits, nor did it have any that would have an effect on the effective tax rate. The Company’s policy is that it would recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of December 31, 2011 and 2010, the Company had no accrued interest or penalties related to uncertain tax positions.

11. COMMITMENTS

Leases

The Company leases office space and space for hospital and clinic operations under operating leases. Future minimum payments under these noncancelable operating leases consist of the following: (in thousands):

Year ending December 31:
2012	$6,036
2013	5,791
2014	5,437
2015	5,365
2016	4,314
Thereafter	42,494

Net minimum rental commitments	$69,437

The above leases require the Company to pay certain pass through operating expenses and rental increases based on inflation.

Rental expense was approximately $6,199,000, $3,975,000 and $4,756,000 for the year ended December 31, 2011, the nine months ended December 31, 2010, and the year ended March 31, 2010, respectively.

12. FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The following table presents the balances of investment securities measured at fair value on a recurring basis by level (in thousands):

As of December 31, 2011:
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
U.S. Government Sponsored Enterprises	$1,575	$—	$1,575	$—
Corporate Bonds	6,007	—	6,007	—

Total	$7,582	$—	$7,582	$—

As of December 31, 2010:
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
U.S. Government Sponsored Enterprises	$500	$—	$500	$—
Corporate Bonds	5,533	—	5,533	—

Total	$6,033	$—	$6,033	$—

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

The fair value of the Company’s convertible debt was calculated based on an estimate of the present value of the debt payments combined with an estimate of the value of the conversion option, using the Black-Scholes option pricing model. For the Company’s other long-term debt, the fair value was calculated based on an estimate of the present value of the debt payments. As of December 31, 2011, the carrying value of the Company’s convertible debt, net of debt discount, and the long-term debt outstanding for the IFC 2005 RMB Loan was $23.8 million, and the estimated fair value was $26.7 million. The carrying amounts of the remaining debt instruments approximate fair value, as the instruments are subject to variable rates of interest or have short maturities.

13. CONCENTRATIONS OF CREDIT RISK

Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivables. Substantially all of the Company’s cash and cash equivalents at December 31, 2011 and December 31, 2010 were held by one U.S. financial institution, one Hong Kong financial institution and six Chinese financial institutions, as described above in Note 2.

The medical services and products provided by United Family Hospitals and Clinics and the marketing of such services are performed exclusively for/to patients in China. The Company’s results of operations and its ability to obtain financing could be adversely affected if there was a deterioration in trade relations between the United States and China.

The Company’s assets, consisting principally of cash and cash equivalents, accounts receivable, inventories, investment in unconsolidated affiliate, leasehold improvements, equipment and other assets, are primarily located in China. As of December 31, 2011, the Company’s assets in China were approximately $145,422,000, and $122,189,000 as of December 31, 2010, which includes the equity investment in CML.

14. ACCOUNTING FOR VARIABLE INTEREST ENTITIES (VIE)

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

15. SEGMENT REPORTING

In years prior to 2011, the Company operated in two business segments. For the nine months ended December 31, 2010 and the year ended March 31, 2010, the Company operated in two businesses: Healthcare Services and Medical Products. The Company evaluated performance and allocated resources based on income or loss from operations before income taxes, not including foreign exchange gains or losses. All segments follow the accounting policies described above in Note 1. The following segment information has been provided as per ASC 280 (in thousands):

	Healthcare Services		Medical Products	Total

For the nine months ended December 31, 2010
Sales and service revenue	$74,224		$62,452	$136,676
Gross Profit	n/a	*	18,679	n/a
Gross Profit %	n/a	*	30%	n/a
Income (loss) from operations before foreign exchange	$11,898		$(1,806)	$10,092
Foreign exchange loss				(544)

Income from operations				$9,548
Other (expense), net				(246)

Income before income taxes				$9,302

Assets as of December 31, 2010	$142,417		$31,756 **	$174,173

	Healthcare Services		Medical Products	Total

For the year ended March 31, 2010
Sales and service revenue	$85,778		$85,413	$171,191
Gross Profit	n/a	*	23,354	n/a
Gross Profit %	n/a	*	27%	n/a
Income (loss) from operations before foreign exchange	$14,393		$(366)	$14,027
Foreign exchange gain				385

Income from operations				$14,412
Other (expense), net				(112)

Income before income taxes				$14,300

Assets as of March 31, 2010	$112,929		$57,914	$170,843

*	Gross profit margins not routinely calculated in the healthcare industry.
**	Represents investment in unconsolidated affiliate.

16. SELECTED QUARTERLY DATA (UNAUDITED)

(in thousands except per share data)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
For the year ended December 31, 2011:

Revenue	$24,185	$29,465	$28,815	$31,932
(Loss) Income before income taxes	(443)	4,218	1,106	2,008
Net (loss) income	(1,230)	2,943	315	1,173

Net income per common share - basic	(.08)	.18	.02	.07
Net income per common share - diluted	(.08)	.17	.02	.07

For the nine months ended December 31, 2010:

Revenue	$41,488	$45,174	$50,014	N/A
Income before income taxes	1,848	4,734	2,720	N/A
Net income	836	3,237	1,741	N/A

Net income per common share - basic	.06	.21	.11	N/A
Net income per common share - diluted	.06	.20	.10	N/A

For the year ended March 31, 2010:

Revenue	$45,331	$38,119	$46,484	$41,257
Income before income taxes	4,826	1,547	6,620	1,307
Net income	3,253	538	3,898	515

Net income per common share - basic	.22	.04	.27	.04
Net income per common share - diluted	.20	.03	.24	.03

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

N/A

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

Changes in Internal Control of Financial Reporting During the Quarter

Our management, including our principal executive and principal financial officers have evaluated any changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2011, and has concluded that there was no change that occurred during the quarter ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Management assessed internal control over financial reporting of the Company and subsidiaries as of December 31, 2011. The Company’s management conducted its assessment in accordance with the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management concluded that our internal control over financial reporting was effective as of December 31, 2011.

BDO USA, LLP, the independent registered public accounting firm who also audited the Company’s consolidated financial statements, has issued its own attestation report on the effectiveness of internal controls over our financial reporting as of December 31, 2011, which is filed herewith.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required is set forth in the Proxy Statement with respect to our 2011 annual meeting of shareholders (Proxy Statement), which is incorporated herein by reference.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) The following consolidated financial statements of Chindex International, Inc. are included in Part II, Item 8:

Reports of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2011 and December 31, 2010.

Consolidated Statements of Operations for the year ended December 31, 2011, nine months ended December 31, 2010 and 2009 (unaudited) and the year ended March 31, 2010.

Consolidated Statements of Cash Flows for the year ended December 31, 2011, nine months ended December 31, 2010 and 2009 (unaudited) and the year ended March 31, 2010.

Consolidated Statements of Stockholders’ Equity for the year ended December 31, 2011 nine months ended December 31, 2010 and the year ended March 31, 2010.

Notes to Consolidated Financial Statements.

(a)(2) The following financial statement schedule of Chindex International is included in Item 15(d):

Schedule II Valuation and Qualifying Accounts.

Description (amounts in thousands)	Balance beginning of year	Additions expensed	Additions not expensed	Deductions*	Balance end of year

For the year ended December 31, 2011:
Allowance for doubtful receivables	$6,748	2,131	368	947	$8,300
Deferred income tax valuation allowance	$2,340	2,311	1,591	—	$6,242

For the nine months ended December 31, 2010:

Allowance for doubtful receivables	$6,158	1,489	—	899	$6,748
Inventory valuation allowance	$276	137	89	502	$—
Deferred income tax valuation allowance	$5,097	—	97	2,854	$2,340
Demonstration inventory allowance	$2,397	491	71	2,959	$—

For the year ended March 31, 2010:
Allowance for doubtful receivables	$5,041	1,467	6	356	$6,158
Inventory valuation allowance	$151	342	—	217	$276
Deferred income tax valuation allowance	$3,424	1,671	2	—	$5,097
Demonstration inventory allowance	$2,264	541	—	408	$2,397

*	For the nine months ended December 31, 2010, deductions primarily include amounts related to the deconsolidation of MPD.

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

(b)	Exhibits

The exhibits listed below are filed as a part of this Annual Report:

3.1	Amended and Restated Certificate of Incorporation of the Company dated October 28, 2004. Incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2005.

3.2	Amendment to Certificate of Incorporation dated July 9, 2007. Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated July 10, 2007.

3.3	Amended and Restated By-laws of the Company dated September 21, 2011. Incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed September 23, 2011.

3.4	Certificate of Designations of Series A Junior Participating Preferred Stock of the Company. Incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2007.

4.1	Form of Specimen Certificate representing the Common Stock of the Company. Incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form SB-2 (No. 33-78446) (The “IPO Registration Statement”).

4.2	Form of Specimen Certificate representing the Class B Common Stock of the Company. Incorporated by reference to Exhibit 4.3 to the IPO Registration Statement.

4.3	Rights Agreement, dated as of June 7, 2007, between the Company and American Stock Transfer & Trust Company, as Rights Agent, which includes a form of Right Certificate as Exhibit B and a Summary of Rights to Purchase Preferred Stock as Exhibit C. Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated June 4, 2007.

4.4	Amendment No. 1 to Rights Agreement, dated as of November 4, 2007, between the Company and American Stock Transfer & Trust Company, as Rights Agent. Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated November 7, 2007.

4.5	Amendment No. 2 to Rights Agreement, dated as of June 8, 2010, between the Company and American Stock Transfer & Trust Company, as Rights Agent. Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated June 14, 2010 (the “June 14, 2010 Form 8-K”).

10.1*	The Company’s 1994 Stock Option Plan, as amended as of July 17, 2001. Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the six months ended June 30, 2001.

10.2*	The Company’s 2004 Stock Incentive Plan. Incorporated by reference to Annex B to the Company’s Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on September 14, 2004.

10.3*	The Company’s 2007 Stock Incentive Plan, as amended and restated as of November 22, 2010 Incorporated by reference to Exhibit 10.3 to the Company’s Transition Report on Form 10-K for the transition period from April 1, 2010 to December 31, 2010 (the “December 31, 2010 Form 10-K”).

10.4*	The Company’s 2011 Executive Management Incentive Plan (“EMIP”). Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 2010.

10.5*	Form of Outside Director Restricted Stock Grant Letter. Incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K dated September 11, 2007 (the “September 11, 2007 Form 8-K”).

10.6*	Form of Employee Restricted Stock Grant Letter. Incorporated by reference to Exhibit 99.3 to the September 17, 2007 Form 8-K.

10.7*	Form of Employee Stock Option Grant Letter. Incorporated by reference to Exhibit 99.4 to the September 17, 2007 Form 8-K.

10.8*	Form of Stock Option Grant Letter for EMIP awards. Incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2009.

10.9*	Form of Employee Restricted Stock Grant Letter. Incorporated by reference to Exhibit 10.9 to the December 31, 2010 Form 10-K.

10.10*	Form of Executive Stock Option Grant Letter. Incorporated by reference to Exhibit 10.10 to the December 31, 2010 Form 10-K.

10.11	Lease Agreement dated November 8, 1995 between the School of Posts and Telecommunications and the Company. Incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995.

10.12	Amendments Numbers One, Two and Three to the Lease Agreement between the School of Posts and Telecommunications and the Company dated November 8, 1995, each such amendment dated November 26, 1996. Incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997.

10.13	Lease Agreement dated May 10, 1998, between the School of Posts and Telecommunications and the Company relating to the lease of additional space. Incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998.

10.14	Contractual Joint Venture Contract dated September 27, 1995 between the Chinese Academy of Medical Sciences Union Medical & Pharmaceutical Group Beijing Union Medical & Pharmaceutical General Corporation and the Company. Incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995.

10.15	First Investment Loan Manager Demand Promissory Note dated July 10, 1997 between First National Bank of Maryland and the Company. Incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997.

10.16	Distribution Agreement dated October 11, 2001 between Siemens AG and the Company. Incorporated by reference to Exhibit 10.18 to the Company’s Quarterly Report on Form 10-Q for the nine months ended September 30, 2001.

10.17*	Amended and Restated Employment Agreement, dated as of December 15, 2008, between the Company and Roberta Lipson. Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the nine months ended December 31, 2008.

10.18*	Amended and Restated Employment Agreement, dated as of December 15, 2008, between the Company and Elyse Beth Silverberg. Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the nine months ended December 31, 2008.

10.19*	Amendment, dated as of December 31, 2010, to Amended and Restated Employment Agreement, dated as of December 15, 2008, between the Company and Elyse Beth Silverberg. Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K dated December 31, 2010 (the “December 31, 2010 Form 8-K”).

10.20*	Amended and Restated Employment Agreement, dated as of December 22, 2008, between the Company and Lawrence Pemble. Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the nine months ended December 31, 2008.

10.21*	Amendment, dated as of December 31, 2010, to Amended and Restated Employment Agreement, dated as of December 22, 2008, between the Company and Lawrence Pemble. Incorporated by reference to Exhibit 10.7 to the December 31, 2010 Form 8-K.

10.22*	Amendment, dated as of January 1, 2012, to Amended and Restated Employment Agreement, dated as of December 22, 2008, between the Company and Lawrence Pemble (filed herewith).

10.23*	Amended and Restated Employment Agreement, dated January 1, 2012, between the Company and Robert Low (filed herewith).

10.24	Securities Purchase Agreement dated November 7, 2007 between the Company and Magenta Magic Limited. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 7, 2007.

10.25	RMB Loan Agreement dated October 10, 2005 among Beijing United Family Health Center, Shanghai United Family Hospital, Inc. and International Finance Corporation. Incorporated by reference to Exhibit 10.28 to the Company’s Quarterly Report on Form 10-Q for the six months ended September 30, 2005.

10.26	Guarantee Agreement dated October 11, 2005 between the Company and International Finance Corporation. Incorporated by reference to Exhibit 10.29 to the Company’s Quarterly Report on Form 10-Q for the six months ended September 30, 2005.

10.27	Loan Agreement dated December 10, 2007 between the Company and International Finance Corporation. Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated December 10, 2007 (the “December 10, 2007 Form 8-K”).

10.28	Amendment to Loan Agreement, dated as of January 3, 2008, between Chindex China Healthcare Finance, LLC and International Finance Corporation. Incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K dated January 10, 2008 (the “January 10, 2008 Form 8-K”).

10.29	Securities Purchase Agreement dated December 10, 2007 between the Company and International Finance Corporation. Incorporated by reference to Exhibit 10.1 to the December 10, 2007 Form 8-K.

10.30	Loan Agreement, dated as of January 8, 2008, between Chindex China Healthcare Finance, LLC and DEG-Deutsche Investitions-Und Entwicklungsgesellschaft. Incorporated by reference to Exhibit 4.1 to the January 10, 2008 Form 8-K.

10.31	Amendment to Loan Agreement, dated as of May 27, 2009, between Chindex China Healthcare Finance, LLC and DEG-Deutsche Investitions-Und Entwicklungsgesellschaft. Incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2009.

10.32	SPV Guarantee Agreement, dated as of January 8, 2008, between Chindex China Healthcare Finance, LLC and DEG-Deutsche Investitions und Entwicklungsgesellschaft. Incorporated by reference to Exhibit 4.2 to the January 10, 2008 Form 8-K.

10.33	Contractual Joint Venture Contract dated February 9, 2002 between Shanghai Changning District Central Hospital and the Company. Incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

10.34	Lease Agreement between Shanghai Changning District Hospital and the Company related to the lease of the building for Shanghai United Family Hospital. Incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

10.35	Lease Agreement between China Arts & Crafts Import & Export Corporation and Chindex (Beijing) Consulting Incorporated related to the lease of the building for the Company’s main office in Beijing. Incorporated by reference to Exhibit 10.17 to the Company’s Quarterly Report on Form 10-Q for the six months ended June 30, 2002.

10.36	Agreement between Siemens AG and the Company for long-term payment of vendor invoices. Incorporated by reference to Exhibit 10.18 to the Company’s Quarterly Report on Form 10-Q for the nine months ended September 30, 2002.

10.37	Form of Common Stock Purchase Warrant issued to investors on March 24, 2005. Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated March 21, 2005.

10.38	Amendatory Letter No. 1 dated February 5, 2009 to Loan Agreement dated December 10, 2007 between the Company and International Finance Corporation. Incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2009.

10.39	Stock Purchase Agreement dated June 14, 2010 among the Company, Fosun Industrial Co., Limited and Shanghai Fosun Pharmaceutical (Group) Co., Ltd. Incorporated by reference to Exhibit 10.1 to June 14, 2010 Form 8-K.

10.40	Stockholder Agreement dated June 14, 2010 among the Company, Fosun Industrial Co., Limited and Shanghai Fosun Pharmaceutical (Group) Co., Ltd. Incorporated by reference to Exhibit 10.2 to the June 14, 2010 Form 8-K.

10.41	Formation Agreement dated December 28, 2010 among Fosun Industrial Co., Limited, Ample Up Limited, Shanghai Fosun Pharmaceutical (Group) Co., Ltd., the Company, Chindex Medical Holdings (BVI) Limited and Chindex Medical Limited. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 28, 2010 (the “December 28, 2010 Form 8-K”).

10.42	Share Transfer Agreement dated December 27, 2010 between Shanghai Fosun Pharmaceutical (Group) Co., Ltd. and Chindex Export Limited. Incorporated by reference to Exhibit 10.2 to the December 28, 2010 Form 8-K.

10.43	Entrusted Management Agreement dated December 31, 2010 among Shanghai Technology Innovation Co., Ltd., Shanghai Fosun Pharmaceutical (Group) Co., Ltd. and Chindex Export Limited. Incorporated by reference to Exhibit 10.1 to the December 31, 2010 Form 8-K.

10.44	Shareholder’s Voting Proxy Agreement dated December 31, 2010 among Shanghai Technology Innovation Co., Ltd., Shanghai Fosun Pharmaceutical (Group) Co., Ltd. and Chindex Export Limited. Incorporated by reference to Exhibit 10.2 to the December 31, 2010 Form 8-K.

10.45	Joint Venture Governance and Shareholders Agreement dated December 31, 2010 among Chindex Medical Holdings (BVI) Limited, Ample Up Limited, Chindex Medical Limited and certain subsidiaries of Chindex Medical Limited and Fosun Pharmaceutical (Group) Co., Ltd. Incorporated by reference to Exhibit 10.3 to the December 31, 2010 Form 8-K.

10.46	Trademark License Agreement dated December 31, 2010 between the Company and Chindex Medical Limited. Incorporated by reference to Exhibit 10.4 to the December 31, 2010 Form 8-K.

10.47	Services Agreement dated December 31, 2010 between the Company and Chindex Export Medical Products, LLC. Incorporated by reference to Exhibit 10.5 to the December 31, 2010 Form 8-K.

10.48	Chindex Medical Limited consolidated financial statements as for the year ended December 31, 2011.

23.1	Consent of Independent Registered Public Accounting Firm (filed herewith)

31.1	Certification of the Company’s Chief Executive Officer Pursuant to Rule 13a-14(a) (filed herewith)

31.2	Certification of the Company’s Chief Financial Officer Pursuant to Rule 13a-14(a) (filed herewith)

31.3	Certification of the Company’s Principal Accounting Officer Pursuant to Rule 13a-14(a) (filed herewith)

32.1	Certification of the Company’s Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 (filed herewith)

32.2	Certification of the Company’s Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 (filed herewith)

32.3	Certification of the Company’s Principal Accounting Officer Pursuant to 18 U.S.C. Section 1350 (filed herewith)

101.INS	XBRL Instance Document (furnished herewith)

101.SCH	XBRL Taxonomy Extension Schema Document (furnished herewith)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (furnished herewith)

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document (furnished herewith)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (furnished herewith)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (furnished herewith)

*	Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINDEX INTERNATIONAL, INC.

Dated: March 15, 2012	By: /S/ Roberta Lipson
Roberta Lipson

Chief Executive Officer (principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Dated: March 15, 2012	By: /S/ Kenneth A. Nilsson Kenneth A. Nilsson Chairman of the Board

Dated: March 15, 2012	By: /S/ Roberta Lipson Roberta Lipson Chief Executive Officer and Director (principal executive officer)

Dated: March 15, 2012	By: /S/ Lawrence Pemble Lawrence Pemble Chief Operating Officer and Director

Dated: March 15, 2012	By: /S/ Elyse Beth Silverberg Elyse Beth Silverberg Executive Vice President, Secretary and Director

Dated: March 15, 2012	By: /S/ Robert C. Low Robert C. Low Senior Vice President of Finance, Chief Financial Officer, and Corporate Controller (principal financial and accounting officer)

Dated: March 15, 2012	By: /S/ Holli Harris Holli Harris Director

Dated: March 15, 2012	By: /S/ Carol R. Kaufman Carol R. Kaufman Director

Dated: March 15, 2012	By: /S/ Julius Y. Oestreicher Julius Y. Oestreicher Director