Form 10-Q
period 2012-03-31
CHINDEX INTERNATIONAL INC
filed 2012-05-10
CIK 922717

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

The number of shares outstanding of each class of the registrant’s common equity, as of May 8, 2012, was 15,657,816 shares of Common Stock and 1,162,500 shares of Class B Common Stock.

CHINDEX INTERNATIONAL, INC.

INDEX

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CHINDEX INTERNATIONAL, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

(in thousands except share data)

(Unaudited)

	March 31, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$38,955	$33,755
Investments	4,556	26,394
Accounts receivable, less allowance for doubtful accounts of $9,078 and $8,300, respectively	15,534	13,947
Receivables from affiliates	11,566	10,984
Inventories of supplies, net	1,877	2,307
Deferred income taxes	3,970	3,887
Other current assets	6,246	4,652

Total current assets	82,704	95,926
Restricted cash and sinking funds	12,052	1,030
Investments	—	100
Investment in unconsolidated affiliate	33,931	33,728
Property and equipment, net	72,490	65,465
Noncurrent deferred income taxes	472	424
Other assets	2,750	2,719

Total assets	$204,399	$199,392

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,007	$3,957
Payable to affiliates	11,012	9,404
Accrued expenses	11,963	11,735
Other current liabilities	6,191	5,549
Income taxes payable	2,242	2,141

Total current liabilities	37,415	32,786
Long-term debt and convertible debentures	23,891	23,818
Long-term deferred tax liability	288	287

Total liabilities	61,594	56,891

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value, 500,000 shares authorized, none issued	—	—
Common stock, $.01 par value, 28,200,000 shares authorized, including 3,200,000 designated Class B:
Common stock – 15,657,816 and 15,652,917 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	157	157
Class B stock – 1,162,500 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	12	12
Additional paid-in capital	119,560	118,930
Retained earnings	13,960	14,491
Accumulated other comprehensive income	9,116	8,911

Total stockholders’ equity	142,805	142,501

Total liabilities and stockholders’ equity	$204,399	$199,392

The accompanying notes are an integral part of these consolidated condensed financial statements.

CHINDEX INTERNATIONAL, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(in thousands except share and per share data)

(Unaudited)

	Three months ended March 31,
	2012	2011

Healthcare services revenue	$32,512	$24,185

Operating expenses
Salaries, wages and benefits	18,537	14,755
Other operating expenses	4,985	4,319
Supplies and purchased medical services	4,096	2,635
Bad debt expense	765	432
Depreciation and amortization	1,651	1,137
Lease and rental expense	1,853	1,200

	31,887	24,478

Income (loss) from operations	625	(293)
Other income and (expenses)
Interest income	139	142
Interest (expense)	(124)	(103)
Equity in income (loss) of unconsolidated affiliate	98	(147)
Miscellaneous (expense) income - net	(10)	(42)

Income (loss) before income taxes	728	(443)
Provision for income taxes	(1,259)	(787)

Net loss	$(531)	$(1,230)

Net loss per common share - basic	$(.03)	$(.08)

Weighted average shares outstanding - basic	16,291,792	16,075,847

Net loss per common share - diluted	$(.03)	$(.08)

Weighted average shares outstanding - diluted	16,291,792	16,075,847

The accompanying notes are an integral part of these consolidated condensed financial statements.

CHINDEX INTERNATIONAL, INC.

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(Unaudited)

	Three months ended March 31,
	2012	2011

Net loss	$(531)	$(1,230)

Other comprehensive income:
Foreign currency translation adjustment	99	563
Share of other comprehensive income of unconsolidated affiliate	106	361

Other comprehensive income	205	924

Comprehensive loss	$(326)	$(306)

The accompanying notes are an integral part of these consolidated condensed financial statements.

CHINDEX INTERNATIONAL, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three months ended March 31,
	2012	2011
OPERATING ACTIVITIES
Net loss	$(531)	$(1,230)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,651	1,137
Inventory write down	11	(1)
Provision for doubtful accounts - healthcare services	765	432
Loss on disposal of property and equipment	5	49
Equity in (loss) income of unconsolidated affiliate	(98)	147
Deferred income taxes	(126)	(354)
Stock based compensation	614	1,202
Foreign exchange loss (gain)	214	(19)
Amortization of debt issuance costs	2	2
Amortization of debt discount	62	63
Changes in operating assets and liabilities:
Restricted cash	1,052	—
Accounts receivable	(2,333)	264
Receivables from affiliates	(583)	8,060
Inventories of supplies	421	(3)
Other current assets and other assets	(1,630)	1,070
Accounts payable, accrued expenses, other current liabilities and deferred revenue	1,192	5,001
Payable to affiliates	1,609	1,181
Income taxes payable	99	(278)

Net cash provided by operating activities	2,396	16,723

INVESTING ACTIVITIES
Purchases of short-term investments and CDs	—	(20,265)
Proceeds from redemption of CDs	21,970	21,987
Purchases of property and equipment	(7,141)	(8,064)

Net cash provided by (used in) investing activities	14,829	(6,342)

FINANCING ACTIVITIES
Restricted cash for sinking fund	(12,051)	—
Proceeds from exercise of stock options and warrants	16	114

Net cash (used in) provided by financing activities	(12,035)	114

Effect of foreign exchange rate changes on cash and cash equivalents	10	98

Net increase in cash and cash equivalents	5,200	10,593
Cash and cash equivalents at beginning of period	33,755	32,007

Cash and cash equivalents at end of period	$38,955	$42,600

Supplemental disclosures of cash flow information:
Cash paid for taxes	$1,289	$1,418

Non-cash investing and financing activities consist of the following:
Change in property and equipment purchases included in accounts payable	$216	$(561)

The accompanying notes are an integral part of these consolidated condensed financial statements.

CHINDEX INTERNATIONAL, INC.

CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the three months ended March 31, 2012

(in thousands except share data)

(Unaudited)

	Common Stock		Common Stock Class B		Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
	Shares	Amount	Shares	Amount

Balance at December 31, 2011	15,652,917	$157	1,162,500	$12	$118,930	$14,491	$8,911	$142,501

Net loss	—	—	—	—	—	(531)	—	(531)
Foreign currency translation adjustment	—	—	—	—	—	—	99	99
Share of other comprehensive income of unconsolidated affiliate	—	—	—	—	—	—	106	106

Comprehensive loss	—	—	—	—	—	—	—	(326)
Stock based compensation	—	—	—	—	614	—	—	614

Options exercised and issuance of restricted stock, net of restricted stock forfeited	4,899	—	—	—	16	—	—	16

Balance at March 31, 2012	15,657,816	$157	1,162,500	$12	$119,560	$13,960	$9,116	$142,805

The accompanying notes are an integral part of these consolidated condensed financial statements.

CHINDEX INTERNATIONAL, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 1. BASIS OF PRESENTATION

Chindex International, Inc. (“Chindex” or “the Company”), founded in 1981, is an American healthcare company providing healthcare services in China through the operations of United Family Healthcare (“UFH”), a network of private care hospitals and affiliated ambulatory clinics. UFH currently operates in Beijing, Shanghai, Tianjin and Guangzhou.

The accompanying unaudited consolidated condensed financial statements of Chindex International, Inc. have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2011.

Policies and procedures

Consolidation

The consolidated condensed financial statements include the accounts of the Company, its subsidiaries in which the Company has greater than 50 percent ownership, and variable interest entities in which the Company has a controlling financial interest. All intercompany balances and transactions are eliminated in consolidation. Entities in which the Company has less than 50 percent ownership or does not have a controlling financial interest but is considered to have significant influence are accounted for on the equity method.

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

Revenue Recognition

All revenue is derived from providing healthcare services. Revenue related to services provided is net of contractual adjustments or discounts and is recognized in the period services are provided. The Company makes an estimate at the end of the month for certain inpatients that have not completed service. This estimate reflects only the cost of care up to the end of the month. Revenue is dependent on seasonal fluctuations related to epidemiology factors and the life styles of the expatriate community.

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2011-05, which provided guidance on comprehensive income. This guidance is intended to increase the prominence of other comprehensive income in financial statements by presenting it in either a single statement or two-statement approach. This guidance is effective for us beginning January 1, 2012. We adopted this guidance on January 1, 2012, and the adoption did not have a material impact on our consolidated results of operations, financial position or cash flows.

Note 2. INVESTMENTS

The following table summarizes the Company’s investments, including accrued interest, as of March 31, 2012 and December 31, 2011 (in thousands):

	March 31, 2012	December 31, 2011
Current investments:
Certificates of deposit	$4,556	$18,812
U.S. Government Sponsored Enterprises	—	1,575
Corporate bonds	—	6,007

Total current investments	$4,556	$26,394

Noncurrent investments:
Corporate bonds	$—	$100

Total noncurrent investments	$—	$100

The Company’s current investments as of March 31, 2012 include $4,556,000 of Certificates of Deposit, with fixed interest rates of 0.8% issued by HSBC, a large international financial institution. The Company’s investments in Certificates of Deposit are intended to be held to maturity.

The Company’s current investments as of December 31, 2011 include $18,812,000 of Certificates of Deposit, with a fixed interest rate of 0.55% issued by HSBC, a large international financial institution. The Company’s investments in Certificates of Deposit are intended to be held to maturity. Other than Certificates of Deposit, the Company’s current investments also include available-for-sale securities at fair value, which approximates cost, of $1,575,000 issued by U.S. Government-sponsored enterprises and corporate bonds of $6,007,000, which mature within the next twelve months. The Company’s current investments are recorded at fair value, and the difference between fair value and amortized cost as of December 31, 2011 was de minimis. The Company’s noncurrent investments of $100,000 as of December 31, 2011, consist of corporate bonds which mature in 38 months.

Note 3. INVENTORIES OF SUPPLIES, NET

Inventories of supplies consist of medical supplies and pharmaceuticals in the amounts of $1,877,000 at March 31, 2012 and $2,307,000 at December 31, 2011.

Note 4. INVESTMENT IN UNCONSOLIDATED AFFILIATE

Background – Chindex Medical Limited

On December 31, 2010, Chindex and Shanghai Fosun Pharmaceutical (Group) Co., Ltd. (“FosunPharma”), a leading manufacturer and distributor of Western and Chinese medicine and devices in China, completed the first closing (the “Initial Closing”) of the formation of Chindex Medical Limited (“CML”) to independently operate certain combined medical device businesses, including Chindex’s Medical Products division. The formation of CML represents a basis of the strategic alliance between the two companies, which aims to capitalize on the long-term opportunity presented by medical product sectors in China. CML is focused on marketing, distributing, selling and servicing medical devices in China, including in Hong Kong, as well as activities in R&D and manufacturing of medical devices for the Chinese and export markets. CML is owned 51% by FosunPharma and 49% by Chindex.

Upon the Initial Closing, CML became the owner of the Company’s former Medical Products division. On June 24, 2011, CML became the holder of legal title to the FosunPharma-contributed businesses. Notwithstanding this transfer, the registration with and approval of Shanghai Administration of Foreign Exchange (SAFE) was required in order for CML to exercise certain of the rights and benefits as shareholder of such businesses, but CML was entitled to such benefits on a contractual basis under an entrusted management agreement. The registration with and approval of SAFE was received on March 7, 2012, and all legal formalities related to the final closing of the joint venture formation were completed as of March 30, 2012.

Deconsolidation

FosunPharma has a controlling financial interest in CML. The Company was required to deconsolidate the contributed businesses when it ceased to have a controlling financial interest in the applicable subsidiaries. As explained below, the Company concluded that CML is a voting interest entity, rather than a variable interest entity. Therefore, the reduction of the Company’s interest to 49% indicated that it no longer had a controlling financial interest and needed to deconsolidate under Accounting Standards Codification (“ASC”) 810. Accordingly, Chindex deconsolidated its Medical Products division from its consolidated balance sheet, effective December 31, 2010.

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

Summarized Financial Information for CML

Beginning with the commencement of CML operations on January 1, 2011, Chindex follows the equity method of accounting to recognize its 49% interest in the net assets and the net earnings of CML on an on-going basis. Summarized financial information for the unconsolidated CML affiliate for which the equity method of accounting is used is presented below on a 100 percent basis. The assets and liabilities of CML as of March 31, 2012 and December 31, 2011 as follows (in thousands):

	March 31, 2012	December 31, 2011

Current assets	$99,089	$104,726
Noncurrent assets	18,161	18,261

Total assets	$117,250	$122,987

Current liabilities	$53,091	$59,941
Noncurrent liabilities	1,734	1,539

Total liabilities	54,825	61,480
Stockholders’ equity	62,425	61,507

Total liabilities and stockholders’ equity	$117,250	$122,987

The operating results of CML for three months ended March 31, 2012 and 2011 were as follows (in thousands):

	Three months ended March 31,
	2012	2011

Revenue	$27,023	$26,087
Income before income taxes	638	244
Net income (loss)	462	(37)

CML is a 51%-owned subsidiary of FosunPharma. The assets, liabilities and stockholders’ equity in the summarized financial data table presented above for CML have been prepared on a stand-alone basis, with the assets and liabilities of the entities contributed to CML by FosunPharma reported on a historical cost basis, while the assets and liabilities acquired from Chindex have been recorded on a fair value basis. In reporting its 49% interest in the net assets and net earnings of CML using the equity method of accounting, Chindex includes its 49% interest in the stand-alone financial statements of CML, and also records adjustments to reflect the amortization of basis differences attributable to the fair values in excess of net book values of identified tangible and intangible assets contributed by FosunPharma to CML at its formation date. In addition, certain employees of CML participate in Chindex stock-based compensation programs. The expense for these stock options or restricted stock is recognized by CML as the services are provided. The total stock-based compensation expense recognized by CML for three months ended March 31, 2012 and 2011 were $237,000 and $279,000, respectively.

For the three months ended March 31, 2012, Chindex recognized income of $98,000, for its 49% equity in the operating results of CML. This consisted of income of $226,000, for its 49% interest in the stand-alone net income of CML (after recognition of stock-based compensation expense) and after deducting $128,000, for the amortization of basis differences attributable to acquired intangibles.

As of March 31, 2012 and December 31, 2011, Chindex had a receivable from CML entities of $11,566,000 and $10,984,000, respectively, primarily related to advance payments for procurement of medical equipment supplied under a logistics service agreement whereby CML serves as an agent for Chindex. As of March 31, 2012 and December 31, 2011, Chindex had a payable to CML entities of $11,012,000 and $9,404,000, respectively, which represented the actual purchases of medical equipment by CML on behalf of Chindex under the logistics service agreement. It is expected that the medical equipment will be purchased within one year.

Services Agreement

CML and Chindex entered into a services agreement (the “Services Agreement”), effective January 1, 2011. Under the Services Agreement, Chindex provides advice and support services as requested by CML. The services include management and administrative support services for marketing, sales and order fulfillment activities conducted in the United States and China, order processing and exporting of goods sold to customers in China, advice relating to the marketing of products sold in China by CML, analysis of sales opportunities and other assistance including services such as payroll, database administration, internal auditing, accounting and finance that will assist CML in carrying out its activities in the United States and China. For the three months ended March 31, 2012 and 2011, total expenses recognized by CML under the services agreement were $726,000 and $1,053,000, respectively, in addition to stock-based compensation.

Note 5. PROPERTY AND EQUIPMENT, NET

(in thousands)
	March 31, 2012	December 31, 2011
Property and equipment, net consists of the following:
Furniture and equipment	$28,897	$25,376
Vehicles	274	240
Construction in progress	15,254	21,463
Leasehold improvements	45,543	34,566

	89,968	81,645
Less: accumulated depreciation and amortization	(17,478)	(16,180)

	$72,490	$65,465

Construction in progress relates to the development of the United Family Healthcare network of private hospitals and health clinics in China, including facilities and systems development. Construction costs incurred during the three months ended March 31, 2012 primarily related to the expansion of the Company’s existing Beijing hospital campus and to the Beijing rehabilitation hospital project. Capitalized interest on construction in progress was $144,000 and $122,000 during the three months ended March 31, 2012 and 2011, respectively. Depreciation and amortization expense for property and equipment for the three months ended March 31, 2012 and 2011 were $1,651,000 and $1,137,000, respectively.

Note 6. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

(in thousands)
	March 31, 2012	December 31, 2011
Accrued expenses:
Accrued expenses- rent	$2,909	$3,775
Accrued compensation	7,127	6,056
Accrued expenses- other	1,927	1,904

	$11,963	$11,735

Other current liabilities:
Accrued other taxes payable- non-income	$773	$717
Customer deposits	3,668	3,117
Other current liabilities	1,750	1,715

	$6,191	$5,549

Note 7. DEBT

The Company’s short-term and long-term debt balances are (in thousands):

	March 31, 2012		December 31, 2011
	Short term	Long term	Short term	Long term
Long term loan	$—	$10,308	$—	$10,297
Convertible notes, net of debt discount	—	13,583	—	13,521

	$—	$23,891	$—	$23,818

Long term loan- IFC 2005

In October 2005, Beijing United Family Hospital (BJU) and Shanghai United Family Hospital (SHU), majority-owned subsidiaries of the Company, obtained long-term debt financing under a program with the International Finance Corporation (IFC) (a division of the World Bank) for 64,880,000 Chinese Renminbi (“RMB”) (approximately $8,000,000) (the “IFC 2005 RMB Loan”). The term of the loan is 10 years at an initial interest rate of 6.73% with the borrowers required to make annual payments into a sinking fund beginning with the first payment in September 2010. Deposits into the sinking fund would accumulate until a lump sum payment is made at maturity of the debt in October 2015. The interest rate would be reduced to 4.23% for any amount of the outstanding loan on deposit in the sinking fund.

Effective March 14, 2012, the Company entered into an Amendment and Restatement Agreement to the 2005 RMB Loan Agreement, and a Certificate of Deposit Retention and Pledge Agreement. The agreements were necessary in order to incorporate the effects of the expansion of the Beijing hospital campus on the collateral and loan covenant provisions of the original IFC 2005 RMB Loan Agreement. The revised terms of the agreements provide for (1) advance funding by the Company of the full principal and interest amounts by the purchase of a series of certificates of deposit having a face amount equal to the full principal and interest amount and the subsequent pledge of such certificates of deposit to the IFC, and (2) elimination of loan covenants required under the original loan agreement. The advance funding of the loan principal and interest by the Company into restricted accounts rather than paying off the debt was necessary in order to avoid significant prepayment penalties. As of March 31, 2012, the certificates of deposit total $12,052,000 and are recorded in long-term restricted cash and sinking funds. The RMB debt is classified as long-term and will be paid off as originally scheduled on October 15, 2015.

As of March 31, 2012, the outstanding balance of this debt was 64,880,000 Chinese Renminbi (current translated value of $10,308,000) and was classified as long-term. As the advance funding of the sinking fund does not extinguish the long-term debt liability, the entire loan is expected to be classified as long-term until a financial reporting date that is less than one year from final maturity. The balance sheet classification of the sinking fund assets is similarly noncurrent, until a date that is less than one year from the lump sum payment.

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

In connection with the issuance of the Notes, the Company incurred issuance costs of $314,000, which primarily consisted of legal and other professional fees. Of these costs, $61,000 is attributable to the Tranche A shares, $159,000 is attributable to Tranche B Notes which converted in January 2008 and the remaining of $94,000 is attributable to the Tranche C Notes and has been capitalized to be amortized over the life of the Notes. As of March 31, 2012 and December 31, 2011, the unamortized financing cost was $52,000 and $54,000, respectively, and is included in Other Assets in the consolidated condensed balance sheets.

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

The debt discount pursuant to the Notes as of March 31, 2012 and December 31, 2011 was $1,417,000 and $1,479,000, respectively. Amortization of the discount was approximately $62,000 for three months ended March 31, 2012 and $63,000 for the three months ended March 31, 2011, respectively.

International Finance Corporation and DEG-Deutsche Investitions und Entwicklungsgesellschaft

In 2007 and 2008, we entered into two US Dollar loan facilities with International Finance Corporation (“IFC”) and DEG-Deutsche Investitions und Entwicklungsgesellschaft (“DEG”) to supplement the financing of expansion projects in China. These facilities were never used and at this time are not available. We are in preliminary stages of negotiating successor facilities with these lenders. There can be no assurances as to the amounts, if any, that may be available under such successor facilities or whether such facilities will be achievable on terms acceptable to us and the lenders, which failure, absent alternative sources of financing, could have a material adverse effect on our operations and our ability to complete our proposed expansion projects on time or at all.

In connection with the issuance of the original IFC and the DEG facilities, the Company incurred issuance costs of $1,019,000, which primarily consisted of legal and other professional fees. These issuance costs were capitalized and were intended to be amortized over the life of the debt. However, due the expiration of the DEG facility, the issuance cost related to DEG of $260,000 was expensed as interest expense in 2011. As of March 31, 2012 and December 31, 2011, the balance of the unamortized financing costs was $759,000 and is included in other assets in the consolidated condensed balance sheets.

Debt Payments Schedule

The following table sets forth the Company’s debt obligations as of March 31, 2012:

	(In thousands)
	Total	2012	2013	2014	2015	Thereafter

Long term loan	$10,308	$—	$—	$—	$10,308	$—
Convertible notes	15,000	—	—	—	—	15,000

Total	$25,308	$—	$—	$—	$10,308	$15,000

Note 8. TAXES

We recorded a $1,259,000 provision for taxes in the three months ended March 31, 2012 compared to a provision for taxes of $787,000 for the three months ended March 31, 2011. The effective tax rate was calculated in accordance with ASC 740-270. Our tax expense includes the effect of losses in entities for which we cannot recognize a benefit in accordance with the provisions of ASC 270 and ASC 740-270 and the effect of valuation allowance for deferred tax assets.

The Company’s effective tax rate is unusually high in the three months ended March 31, 2012. The table below provides detail on the major components of consolidated pretax income and consolidated tax expense. The table below illustrates our tax expense in three categories. Our operating entities consist of our established hospitals and clinics in China, and which therefore record tax expense at the China statutory rate of approximately 25%. Our start up entities in the table below consist of Tianjin United Family hospital and Beijing Rehabilitation Hospital which are currently in start up mode or still in development, and no tax benefit has been recorded for the effect of the start up losses for those entities. Our parent company and subsidiary holding companies, referred to as the corporate entities in the table below, have incurred losses for which no tax benefits were recorded.

Three months ended March 31, 2012
	Income Before Income Taxes	Provision for Income Taxes	Effective Tax Rate
Operating Entities	$4,591	$1,259	27%
Start-Up Entities	(3,105)	—	0%
Corporate Entities	(758)	—	0%

Total	$728	$1,259	173%

Similarly, the Company also had an unusually high effective tax rate in the three months ended March 31, 2011. The table below provides detail of the income or loss before income taxes and the provision for income taxes using the same three categories for the analysis.

Three months ended March 31, 2011
	Income Before Income Taxes	Provision for Income Taxes	Effective Tax Rate
Operating Entities	$2,493	$787	32%
Start-Up Entities	(140)	—	0%
Corporate Entities	(2,796)	—	0%

Total	$(443)	$787	178%

We recognize interest and penalties related to uncertain tax positions in income tax expense. As of March 31, 2012 and December 31, 2011, we had no accrued interest or penalties related to uncertain tax positions.

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

The following is a reconciliation of the numerators and denominators of the basic and diluted Earnings per Share (EPS) computations for net income and other related disclosures (in thousands, except for share and per share data):

	Three months ended March 31,
	2012	2011
Basic net income per share computation:
Numerator:
Net loss	$(531)	$(1,230)
Denominator:
Weighted average shares outstanding- basic	16,291,792	16,075,847

Net loss per common share - basic:	$(.03)	$(.08)

Diluted net income per share computation:
Numerator:
Net loss	$(531)	$(1,230)
Interest expense for convertible notes	62	63

Numerator for diluted earnings per share	$(469)	$(1,167)

Denominator:
Weighted average shares outstanding- basic	16,291,792	16,075,847
Effect of dilutive securities:

Shares issuable upon exercise of dilutive outstanding stock options, conversion of convertible debentures, vesting of restricted stock and exercise of warrants:	—	—

Weighted average shares outstanding-diluted	16,291,792	16,075,847

Net loss per common share - diluted:	$(.03)	$(.08)

For the three months ended March 31, 2012 and 2011, there were 916,361 and 1,384,304 shares, respectively, which were not included in the calculation of diluted net income per share as the effect would have been antidilutive.

Note 10. STOCKHOLDERS’ EQUITY

Stock-Based Compensation

The Company incurred stock based compensation expense of $614,000 for the three months ended March 31, 2012 and $1,202,000 for the three months ended March 31, 2011 for Chindex employees and outside directors.

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

The following table summarizes the stock option activity during the three months ended March 31, 2012:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)*
Options outstanding at December 31, 2011	1,206,439	$10.35
Granted	—	—
Exercised	(9,024)	1.78
Canceled	(2,500)	13.26
Expired	(6,125)	11.44

Options outstanding at March 31, 2012	1,188,790	$10.41	5.36	$1,850

Options exercisable at March 31, 2012	1,062,260	$10.03	5.08	$1,850

*	The aggregate intrinsic value on this table was calculated based on the positive difference between the closing market price of the Company’s common stock on March 31, 2012 ($9.50) and the exercise price of the underlying options.

During the three months ended March 31, 2012 and 2011, the total intrinsic value of stock options exercised was $70,000 and $112,000, respectively, and the actual cash received upon exercise of stock options was $16,000 and $114,000 respectively. The unamortized fair value of the stock options as of March 31, 2012 was $705,000, the majority of which is expected to be expensed over the weighted-average period of 1.77 years.

The following table summarizes activity relating to restricted stock for the three months ended March 31, 2012:

	Number of shares underlying restricted stock	Aggregate Intrinsic Value of Restricted Stock (in thousands) *
Outstanding at December 31, 2011	525,800
Granted	—
Vested	—
Forfeited	(4,125)

Outstanding at March 31, 2012	521,675	$4,956

Expected to vest	496,283	$4,715

*	The aggregate intrinsic value on this table was calculated based on the closing market price of the Company’s common stock on March 31, 2012 ($9.50).

The weighted average remaining contractual term of the restricted stock, calculated based on the service-based term of each grant, is approximately two years. As of March 31, 2012, the unamortized fair value of the restricted stock was $5,708,000. This unamortized fair value is expected to be expensed over the weighted-average period of 2.89 years. Restricted stock is valued at the stock price on the date of grant.

Note 11. STOCK PURCHASE AGREEMENT – FOSUNPHARMA

On June 14, 2010, the Company entered into a stock purchase agreement (the “Stock Purchase Agreement”) with Fosun Industrial Co., Limited (the “Investor”) and Shanghai Fosun Pharmaceutical (Group) Co., Ltd. (“FosunPharma”). Pursuant to the Stock Purchase Agreement, the Company agreed to issue and sell to Investor a total of 1,990,447 shares (the “Shares”) of the Company’s common stock (representing approximately 10% of all outstanding common stock after such sale, based on the number of outstanding shares as of the date of the Stock Purchase Agreement) at a purchase price of $15 per share.

Pursuant to the Stock Purchase Agreement, the sale of the Shares would be completed in two closings. The initial closing occurred on August 27, 2010, at which the Company issued 933,022 Shares to Investor for an aggregate purchase price of $13,995,330. At the second closing (the “Second Closing”) under the Stock Purchase Agreement, the Company would sell the remaining 1,057,425 Shares to Investor for an aggregate purchase price of $15,861,375. The Second Closing has been subject to the consummation of CML, which was initially formed effective December 31, 2010 and recently fully consummated. CML engages in the businesses of, among other things, (i) the marketing, distribution and servicing of medical equipment in China and Hong Kong (except that sales and distribution related activities in relation to sales and servicing in China and Hong Kong may take place in other jurisdictions) and (ii) the manufacturing, marketing, sales and distribution of medical devices and medical equipment and consumables, including our former Medical Products division. CML is 51%-owned by FosunPharma and 49%-owned by the Company.

At the initial closing under the Stock Purchase Agreement, the Company, Investor and FosunPharma also entered into a stockholder agreement (the “Stockholder Agreement”). Under the Stockholder Agreement, until the first to occur of (i) Investor holds 5% or less of the outstanding shares of common stock, (ii) there shall have been a change of control of the Company as defined in the Stockholder Agreement, and (iii) the seventh anniversary of the initial closing, Investor has agreed to vote its shares in accordance with the recommendation of the Company’s Board of Directors on any matters submitted to a vote of the stockholders of the Company relating to the election of directors and compensation matters and with respect to certain proxy or consent solicitations. The Stockholder Agreement also contains standstill restrictions on Investor generally prohibiting the purchase of additional securities of the Company. The standstill restrictions terminate on the same basis as does the voting agreement above, except that the 5% standard would increase to 10% upon the Second Closing. In addition, the Stockholder Agreement contains a lock-up restricting sales by Investor of its shares of the Company’s common stock for a period of five years following the date of the Stockholder Agreement, subject to certain exceptions.

Upon the Second Closing, Investor would have the right to, among other things, nominate two designees for election to the Company’s Board of Directors, which would be increased to nine members. Further, such final portion of the Shares to be purchased by FosunPharma would be subject to the terms of the Stockholder Agreement, which currently governs other shares of the Company’s common stock held by Fosun entities. In order to induce Investor to enter into the transaction and without any consideration therefore, each of the Company’s chief executive, operating and financial officers holding such offices as of the date of the Stock Purchase Agreement, in their capacities as stockholders of the Company, agreed to certain limitations on his or her right to dispose of shares of the Company’s common stock and to vote for the Investor’s board nominees. Although all conditions to the Second Closing have been satisfied, it has not yet occurred.

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

Note 12. COMMITMENTS AND CONTINGENCIES

Leases

The Company leases office space, warehouse space, and space for hospital and clinic operations under operating leases. Future minimum payments under these noncancelable operating leases consist of the following (in thousands):

Nine months ending December 31,
2012	$4,925
Year ending December 31, 2013	6,271
2014	5,883
2015	5,804
2016	4,730
Thereafter	43,129

Net minimum rental commitments	$70,742

The above leases require the Company to pay certain pass through operating expenses and rental increases based on inflation.

Rental expense was approximately $1,853,000 and $1,200,000 for the three months ended March 31, 2012 and 2011, respectively.

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

The following table presents the balances of investment securities measured at fair value on a recurring basis by level (in thousands):

As of March 31, 2012:
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
U.S. Government Sponsored Enterprises	$—	$—	$—	$—
Corporate Bonds	—	—	—	—

Total	$—	$—	$—	$—

As of December 31, 2011:
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
U.S. Government Sponsored Enterprises	$1,575	$—	$1,575	$—
Corporate Bonds	6,107	—	6,107	—

Total	$7,682	$—	$7,682	$—

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

The fair value of the Company’s convertible debt was calculated based on an estimate of the present value of the debt payments combined with an estimate of the value of the conversion option, using the Black-Scholes option pricing model. For the Company’s other long-term debt, the fair value was calculated based on an estimate of the present value of the debt payments. As of March 31, 2012, the carrying value of the Company’s convertible debt, net of debt discount, and the long-term debt outstanding for the IFC 2005 RMB Loan was $23.9 million, and the estimated fair value was $25.1 million. Since the full principal amount of the IFC RMB Loan of $10.3 million has been funded into a restricted account for the benefit of the lender, that amount has been used as the fair value. The carrying amounts of the remaining debt instruments approximate fair value, as the instruments are subject to variable rates of interest or have short maturities.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements contained in this quarterly report on Form 10-Q relating to plans, strategies, objectives, economic performance and trends and other statements that are not descriptions of historical facts may be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking information is inherently subject to risks and uncertainties, and actual results could differ materially from those currently anticipated due to a number of factors, which include, but are not limited to, the factors set forth under the heading “Risk Factors” and in other documents filed by the Company with the Securities and Exchange Commission from time to time, including, without limitation, the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. Forward-looking statements may be identified by terms such as “may,” “will,” “should,” “could,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “forecasts,” “potential,” or “continue” or similar terms or the negative of these terms. Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, levels of activity, performance or achievements. The Company has no obligation to update these forward-looking statements.

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

RESULTS OF OPERATIONS

Three months ended March 31, 2012 compared to three months ended March 31, 2011

Overview of Consolidated Results

We own and operate the United Family Healthcare network of private hospitals and clinics in the People’s Republic of China. United Family Healthcare currently operates hospitals and affiliated clinic facilities in the Beijing, Shanghai, Tianjin and Guangzhou markets. Our network operations in the Beijing, Shanghai and Guangzhou market have earned the accreditation of the Joint Commission International. Our current network operations include the following facilities:

•	Beijing Market

•	Beijing United Family Hospital main campus

•	Expanding from 50 to 120 licensed beds

•	In the recent period 41 available beds

•	Four affiliated satellite clinics

•	Shanghai Market

•	Shanghai United Family Hospital main campus

•	50 licensed beds

•	In the recent period 30 available beds

•	Two affiliated satellite clinics

•	Two managed clinics

•	Tianjin Market

•	Tianjin United Family Hospital main campus

•	26 licensed beds

•	In the recent period 25 available beds

•	Guangzhou Market

•	One affiliated clinic

We have undertaken a number of market expansion projects in our current markets:

In Beijing, continued expansion at our flagship hospital campus, where we recently more than doubled our licensed beds.

In Beijing, development of the rehabilitation hospital for expansion of our services for those seeking quality premium care when recovering from surgeries or debilitating illnesses in the neurological cardiac and orthopedic areas.

In Shanghai, continued expansion at our flagship hospital campus in Puxi and at our managed clinic in the Pudong district.

In Tianjin, expansion through development of a freestanding clinic that will coordinate services with our newly opened hospital.

In Guangzhou, development of a new hospital expected to open in 2014-2015.

In connection with our expansion plans outlined above, over the next twelve months we have planned capital expenditures of up to $40 million for construction, equipment and information systems (see “Liquidity and Capital Resources”). During the three months ended March 31, 2012, the development, pre-opening and start up expenses, including post-opening expenses, for these projects were $3,203,000 compared to $798,000 in the same period of the prior year, reflecting primarily expenses incurred for the Beijing, Tianjin and Pudong projects.

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

Our discussion and analysis below relates to the revenue and expenses of our healthcare services business for the three months ended March 31, 2012 compared to the comparable period in the prior year.

Net Revenue

(in thousands)

	Three months ended March 31,
	2012	2011	Change
Healthcare services net revenue	$32,512	$24,185	34%

Our healthcare services revenue for the three months ended March 31, 2012 was $32,512,000, a 34% increase from the three months ended March 31, 2011 revenue of $24,185,000. The increase in net revenue is attributable to growth in both inpatient and outpatient services.

The table below identifies the relative contribution of inpatient and outpatient services to gross revenue:

	Three months ended March 31,
	2012	2011
Inpatient/Outpatient gross revenue percentages
Inpatient services as percent of gross revenue	38%	38%
Outpatient services as percent of gross revenue	62%	62%

	100%	100%

The table below identifies the primary service lines contributing to gross revenue:

	Three months ended March 31,
	2012	2011
Gross revenue by service line (hospital facilities only):
Surgical services	18.9%	17.8%
OB/GYN	14.9%	15.0%
Pediatrics	7.6%	7.6%
Ancillary services
Laboratory	10.2%	10.4%
Radiology	11.1%	11.3%
Pharmacy	12.3%	11.7%
All other services	25.0%	26.2%

	100%	100%

Operating expenses

(in thousands)

	Three months ended March 31,
	2012	2011	Change
Salaries, wages and benefits	$18,537	$14,755	26%
Other operating expenses	4,985	4,319	15%
Supplies and purchased medical services	4,096	2,635	55%
Bad debt expense	765	432	77%
Depreciation and amortization	1,651	1,137	45%
Lease and rental expense	1,853	1,200	54%

	$31,887	$24,478	30%

Salaries, wages and benefits increased 26% in the recent period compared to the comparable prior year period primarily due to the increased headcount of 33.8% associated with the revenue increases and development activities. The increase in headcount was due to both increased activities in our existing facilities as well as for hiring new personnel to staff our expanded Beijing and new Tianjin facilities.

Other operating expenses increased by $666,000 or 15%, primarily due to increased office and administrative supplies of approximately $200,000, business travel and meals of approximately $114,000, and building utilities and other outside services of approximately $294,000.

Supplies and purchased medical services increased by $1,461,000 or 55%, due to increased usage of medical supplies and pharmaceuticals related to higher patient procedures as well as initial stocking of operating supplies for departments in the new Tianjin hospital and other new services in Beijing of approximately $1,291,000 or 56%, and increased purchased medical services of approximately $170,000 or 55%.

Bad debt expense increased by $333,000, and, as a percentage of net revenue, bad debt expense was 2.4% in 2012, compared to 1.8% in the prior year period, both of which are in line with our historic averages.

Depreciation and amortization expense increased by $514,000 or 45% to $1,651,000, primarily due to the opening of expanded facilities, which are now being depreciated.

Lease and rental expense increased to $1,853,000 in the recent period compared to $1,200,000 in the prior year period, primarily due to the increase in the total building space utilized in the expanded operations of our hospital and clinic network.

Other Income and Expenses

Interest income during the three months ended March 31, 2012 and 2011 were $139,000 and $142,000, respectively, as interest rates on cash balances continued to be very low.

Interest expense during the three months ended March 31, 2012 and 2011 were $124,000 and $103,000, respectively, due to increases of capitalized interest due to higher construction activities.

Equity in income (loss) of unconsolidated affiliates in the amount of $98,000 and ($147,000) for the three months ended March 31, 2012 and 2011, respectively, represents our 49% interest in the income of CML.

Taxes

We recorded a provision for taxes of $1,259,000 (an effective tax rate of approximately 173%) in the three months ended March 31, 2012, compared to a provision for taxes of $787,000 in the three months ended March 31, 2011. The increase of the effective tax rate in the current quarter is primarily due to the effect of losses in entities for which we cannot recognize tax benefit.

LIQUIDITY AND CAPITAL RESOURCES

The following table sets forth our cash, investments, and accounts receivable as of March 31, 2012 and December 31, 2011 (in thousands):

	March 31, 2012	December 31, 2011
Cash and cash equivalents	$38,955	$33,755
Investments	4,556	26,394
Accounts receivable	15,534	13,947
Receivables from affiliates	11,566	10,984

Cash Flows

The following table sets forth a summary of our cash flows from operating activities for the three months ended March 31, 2012 and 2011 (in thousands):

	Three months ended
	March 31, 2012	March 31, 2011
OPERATING ACTIVITIES
Net loss	$(531)	$(1,230)
Non cash items	3,100	2,658
Changes in operating assets and liabilities:
Restricted cash	1,052	—
Accounts receivable	(2,333)	264
Receivable from affiliates	(583)	8,060
Inventories	421	(3)
Accounts payable, accrued expenses, other current liabilities and deferred revenue	1,192	5,001
Payable to affiliates	1,609	1,181
Other	(1,531)	792

Net cash provided by operating activities	$2,396	$16,723

Operating cash flow for the three months ended March 31, 2012 was lower than the three months ended March 31, 2011, primarily due to the increase in accounts receivable and receivable from affiliates.

The following table sets forth a summary of our cash flows from investing activities for the three months ended March 31, 2012 and 2011 (in thousands):

	Three months ended
	March 31, 2012	March 31, 2011
INVESTING ACTIVITIES
Purchases of short-term investments and CDs	$—	$(20,265)
Proceeds from redemption of CDs	21,970	21,987
Purchases of property and equipment	(7,141)	(8,064)

Net cash provided by (used in) investing activities	$14,829	$(6,342)

Investing activities for the three months ended March 31, 2012 included acquisitions of property and equipment in connection with our ongoing development and expansion of the United Family Healthcare network of private hospitals and clinics. Investing activities for the three months ended March 31, 2011, included acquisitions of property and equipment in connection with our ongoing development and expansion of the United Family Healthcare network of private hospitals and clinics, and redemption of CDs were reinvested in comparable instruments.

The following table sets forth a summary of our cash flows from financing activities for the three months ended March 31, 2012 and 2011 (in thousands):

	Three months ended
	March 31, 2012	March 31, 2011
FINANCING ACTIVITIES
Restricted cash for sinking fund	$(12,051)	$—
Proceeds from exercise of stock options and warrants	16	114

Net cash (used in) provided by financing activities	$(12,035)	$114

As of March 31, 2012, the certificates of deposit total $12,052,000 and are recorded in long-term restricted cash and sinking funds.

Capital Resources and Financing Requirements

In 2007 and 2008, we entered into two US Dollar loan facilities with International Finance Corporation (IFC) and DEG-Deutsche Investitions und Entwicklungsgesellschaft (DEG) to supplement the financing of expansion projects in China. These facilities were never used and at this time are not available. We are in preliminary stages of negotiating successor facilities with these lenders. There can be no assurances as to the amounts, if any, that may be available under such successor facilities or whether such facilities will be achievable on terms acceptable to us and the lenders, which failure, absent an alternative source of financing, could have a material adverse effect on our operations and our ability to complete our proposed expansion projects on time or at all.

Over the past four years, there have been continuing and significant disruptions in the world financial markets including those in China. We have not experienced significant negative impacts to operating activities as a result of these events. We have taken steps to ensure the security of our cash and investment holdings through deposits with highly liquid, global banking institutions. Our daily operations generate significant operating cash flows and have not been dependent upon credit availability. Our patient base in our current facilities are by and large considered to be in the wealthiest segment of society, for whom healthcare spending represents a very small percentage of their income and therefore is expected to be less impacted by an economic slowdown and to the extent their assets are affected, this will likely not impact their decision making on healthcare purchases. Our current expansion projects as described above are expected to be funded with existing cash and credit facilities as described above, provided that there can be no assurances that such facilities will be available or sufficient, that the preconditions to disbursements under the facilities will be satisfied.

Over the next twelve months, we anticipate total capital expenditures of up to $40 million related to the maintenance and expansion of our business operations. In our Beijing and Shanghai operating hospital and clinic facilities, we plan maintenance and organic growth expenditures of up to $4 million for each facility. United Family Healthcare network development plans include up to $2 million in expenditures primarily related to network IT investment. Expansion projects are expected to account for up to $30 million in expenditures. Specifically, we anticipate final payments related to the expansion of the Beijing hospital main campus and New Hope clinic to be approximately $9 million; final payments related to the opening of the Tianjin hospital to be approximately $5 million; we plan for expenditures of approximately $16 million for the Beijing Rehabilitation project. We intend to fund these expenditures through corporate capital reserves and cash flow from operations. Registered foreign debt is expected to be secured by each operating foreign invested joint venture upon obtaining required governmental and credit approvals.

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

Although we regularly consider and evaluate possible additional or alternative financing opportunities, no such financing currently is in place or under substantive negotiations. We will continue to evaluate a wide range of such opportunities, including both debt and equity-based financings in which we may borrow funds and/or share with one or more financial, institutional or strategic partners the ownership interest in one or more projects.

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

TIMING OF REVENUES

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

FOREIGN CURRENCY EXCHANGE AND IMPACT OF INFLATION

Because we receive 100% of our revenue and generate approximately 96% of our expenses within China, we have foreign currency exchange risk. The Chinese currency (RMB) is not freely traded and is closely controlled by the Chinese Government. The U.S. dollar (USD) has experienced volatility in world markets recently. During the three months ended March 31, 2012, the RMB appreciated approximately 0.1% against the USD, resulting in an exchange loss of $214,000.

As part of our risk management program, we also perform sensitivity analyses to assess potential changes in revenue, operating results, cash flows and financial position relating to hypothetical movements in currency exchange rates. Our sensitivity analysis of changes in the fair value of the RMB to the USD at March 31, 2012, indicated that if the USD uniformly increased in value by 10% relative to the RMB, we would have experienced a 5% increase in net loss. Conversely, a 10% increase in the value of the RMB relative to the USD at March 31, 2012, would have resulted in a 6% decrease in net loss.

Based on the Consumer Price Index, for the three months ended March 31, 2012, the average annual rate of inflation in China and the United States was 3.8% and 2.8%, respectively. The average annual rate of inflation over the three-year period from 2009 to 2011 was 2.7% in China and 1.5% in the United States.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission (SEC) under the Securities Exchange Act of 1934, as amended (the ”Exchange Act“), is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. A control deficiency exists when the design or operation of a control does not allow management or employees, in the ordinary course of performing their assigned functions, to prevent or detect misstatements on a timely basis. A significant deficiency is a control deficiency, or combination of control deficiencies, that adversely affects the Company’s ability to initiate, authorize, record, process, or report external financial data reliably in accordance with GAAP, such that there is a more than remote likelihood that a misstatement of the Company’s annual or interim financial statements that is more than inconsequential will not be prevented or detected. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Our CEO and CFO have concluded that, as of the end of the period covered by this quarterly report on Form 10-Q, the Company's disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

Our management, including our principal executive and principal financial officers have evaluated any changes in our internal control over financial reporting that occurred during the three months ended March 31, 2012, and has concluded that there was no change that occurred during the three months ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A.	RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

3.1	Amended and Restated Certificate of Incorporation of the Company dated October 28, 2004. Incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2005.

3.2	Amendment to Certificate of Incorporation dated July 9, 2007. Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed July 10, 2007.

3.3	Amended and Restated Bylaws of the Company dated September 21, 2011. Incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed September 23, 2011.

3.4	Certificate of Designations of Series A Junior Participating Preferred Stock of the Company. Incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2007.

4.1	Form of Specimen Certificate representing the Common Stock of the Company. Incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form SB-2 (No. 33-78446) (the “IPO Registration Statement”).

4.2	Form of Specimen Certificate representing the Class B Common Stock of the Company. Incorporated by reference to Exhibit 4.3 to the IPO Registration Statement.

4.3	Rights Agreement, dated as of June 7, 2007, between the Company and American Stock Transfer & Trust Company, as Rights Agent, which includes a form of Right Certificate as Exhibit B and a Summary of Rights to Purchase Preferred Stock as Exhibit C. Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed June 7, 2007.

4.4	Amendment No. 1 to Rights Agreement, dated as of November 4, 2007, between the Company and American Stock Transfer & Trust Company, as Rights Agent. Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed November 7, 2007.

4.5	Amendment No. 2 to Rights Agreement, dated as of June 8, 2010, between the Company and American Stock Transfer & Trust Company, as Rights Agent. Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed June 14, 2010.

10.1	Amendment and Restatement Agreement to RMB Loan Agreement, dated as of November 30, 2011 among Beijing United Family Health Center, Shanghai United Family Hospital, Inc. and International Finance Corporation (filed herewith).

10.2	Certificate of Deposit Retention and Pledge Agreement, dated March 14, 2012, between Beijing United Family Health Center, China Merchants Bank Co., Ltd., Beijing Chaoyangmen Sub-branch and International Finance Corporation (filed herewith).

31.1	Certification of the Company’s Chief Executive Officer Pursuant to Rule 13a-14(a) (filed herewith)

31.2	Certification of the Company’s Chief Financial Officer Pursuant to Rule 13a-14(a) (filed herewith)

31.3	Certification of the Company’s Principal Accounting Officer Pursuant to Rule 13a-14(a) (filed herewith)

32.1	Certification of the Company’s Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 (filed herewith)

32.2	Certification of the Company’s Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 (filed herewith)

32.3	Certification of the Company’s Principal Accounting Officer Pursuant to 18 U.S.C. Section 1350 (filed herewith)

101.INS	XBRL Instance Document (furnished herewith)

101.SCH	XBRL Taxonomy Extension Schema Document (furnished herewith)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (furnished herewith)

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document (furnished herewith)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (furnished herewith)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (furnished herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHINDEX INTERNATIONAL, INC.

Dated: May 10, 2012	By: /s/ Lawrence Pemble
Lawrence Pemble
Chief Operating Officer and Director

Dated: May 10, 2012	By: /s/ Robert C. Low
Robert C. Low
Senior Vice President of Finance, Chief Financial Officer, and Corporate Controller
(Principal Financial and Accounting Officer)