Form 10-Q
period 2012-06-30
CHINDEX INTERNATIONAL INC
filed 2012-08-09
CIK 922717

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

(301) 215-7777

(Registrant’s telephone number)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.    Yes  ☒    No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange

Act).    Yes  ☐    No   ☒

The number of shares outstanding of each class of the registrant’s common equity, as of August 8, 2012, was 15,886,890 shares of Common Stock and 1,162,500 shares of Class B Common Stock.

CHINDEX INTERNATIONAL, INC.

INDEX

FORM 10-Q

PART I—FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CHINDEX INTERNATIONAL, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

(in thousands except share data)

(Unaudited)

	June 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$31,624	$33,755
Investments	—	26,394
Accounts receivable, less allowance for doubtful accounts of $9,662 and $8,300, respectively	17,662	13,947
Receivables from affiliates	12,053	10,984
Inventories of supplies, net	2,061	2,307
Deferred income taxes	3,531	3,887
Other current assets	5,104	4,652

Total current assets	72,035	95,926
Restricted cash and sinking funds	20,658	1,030
Investments	—	100
Investment in unconsolidated affiliate	33,775	33,728
Property and equipment, net	77,030	65,465
Noncurrent deferred income taxes	674	424
Other assets	2,726	2,719

Total assets	$206,898	$199,392

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,351	$3,957
Payable to affiliates	11,822	9,404
Accrued expenses	11,433	11,735
Other current liabilities	7,047	5,549
Income taxes payable	2,253	2,141

Total current liabilities	37,906	32,786
Long-term debt and convertible debentures	23,903	23,818
Long-term deferred tax liability	288	287

Total liabilities	62,097	56,891

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value, 500,000 shares authorized, none issued	—	—
Common stock, $.01 par value, 28,200,000 shares authorized, including 3,200,000 designated Class B:
Common stock—15,886,890 and 15,652,917 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	159	157
Class B stock—1,162,500 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	12	12
Additional paid-in capital	120,447	118,930
Retained earnings	15,770	14,491
Accumulated other comprehensive income	8,413	8,911

Total stockholders’ equity	144,801	142,501

Total liabilities and stockholders’ equity	$206,898	$199,392

The accompanying notes are an integral part of these consolidated condensed financial statements.

CHINDEX INTERNATIONAL, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(in thousands except share and per share data)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Healthcare services revenue	$39,117	$29,465	$71,629	$53,650

Operating expenses
Salaries, wages and benefits	21,309	15,473	39,925	30,228
Other operating expenses	5,345	4,237	10,109	8,556
Supplies and purchased medical services	4,812	3,227	9,050	5,862
Bad debt expense	630	498	1,395	930
Depreciation and amortization	1,820	1,057	3,471	2,194
Lease and rental expense	1,834	1,599	3,687	2,799

	35,750	26,091	67,637	50,569

Income from operations	3,367	3,374	3,992	3,081

Other income and (expenses)
Interest income	134	218	273	360
Interest expense	(91)	(78)	(215)	(181)
Equity in income of unconsolidated affiliate	114	729	212	582
Miscellaneous income (expense)—net	10	(25)	—	(67)

Income before income taxes	3,534	4,218	4,262	3,775
Provision for income taxes	(1,724)	(1,275)	(2,983)	(2,062)

Net income	$1,810	$2,943	$1,279	$1,713

Net income per common share—basic	$.11	$.18	$.08	$.11

Weighted average shares outstanding—basic	16,317,841	16,129,328	16,304,816	16,102,735

Net income per common share—diluted	$.11	$.17	$.08	$.11

Weighted average shares outstanding—diluted	17,399,066	17,522,106	17,538,732	17,437,933

The accompanying notes are an integral part of these consolidated condensed financial statements.

CHINDEX INTERNATIONAL, INC.

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Net income	$1,810	$2,943	$1,279	$1,713

Other comprehensive (loss) income:
Foreign currency translation adjustment	(433)	422	(334)	985
Share of other comprehensive income of unconsolidated affiliate	(270)	—	(164)	361

Other comprehensive (loss) income	(703)	422	(498)	1,346

Comprehensive income	$1,107	$3,365	$781	$3,059

The accompanying notes are an integral part of these consolidated condensed financial statements.

CHINDEX INTERNATIONAL, INC.

CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands except share data)

(Unaudited)

	Common Stock		Common Stock Class B		Additional Paid In	Retained	Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Capital	Earnings	Income	Total
Balance at December 31, 2011	15,652,917	$157	1,162,500	$12	$118,930	$14,491	$8,911	$142,501
Net income	—	—	—	—	—	1,279	—	1,279
Other comprehensive loss	—	—	—	—	—	—	(498)	(498)
Stock based compensation	—	—	—	—	1,601	—	—	1,601
Purchase and retirement of restricted stock for tax witholding	(10,621)	—	—	—	(98)	—	—	(98)

Options exercised and issuance of restricted stock, net of restricted stock forfeited	244,594	2	—	—	14	—	—	16

Balance at June 30, 2012	15,886,890	$159	1,162,500	$12	$120,447	$15,770	$8,413	$144,801

The accompanying notes are an integral part of these consolidated condensed financial statements.

CHINDEX INTERNATIONAL, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six months ended June 30,
	2012	2011
OPERATING ACTIVITIES
Net income	$1,279	$1,713
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,471	2,194
Inventory write down	38	3
Provision for doubtful accounts	1,396	930
Loss on disposal of property and equipment	6	77
Equity in income of unconsolidated affiliate	(212)	(582)
Deferred income taxes	92	(1,454)
Stock based compensation	1,601	1,668
Foreign exchange loss (gain)	242	(257)
Amortization of debt issuance costs	5	5
Amortization of debt discount	124	124
Changes in operating assets and liabilities:
Restricted cash	—	300
Accounts receivable	(5,182)	(2,101)
Receivables from affiliates	(1,069)	8,898
Inventories of supplies	200	(260)
Other current assets and other assets	(514)	724
Accounts payable, accrued expenses, other current liabilities and deferred revenue	2,173	339
Payable to affiliates	2,419	2,899
Income taxes payable	119	570

Net cash provided by operating activities	6,188	15,790

INVESTING ACTIVITIES
Purchases of short-term investments and CDs	—	(21,271)
Proceeds from redemption of CDs	26,526	22,837
Purchases of property and equipment	(14,968)	(11,157)

Net cash provided by (used in) investing activities	11,558	(9,591)

FINANCING ACTIVITIES
Restricted cash for IFC RMB loan sinking funds	(10,968)	—
Restricted cash for Exim loan collateral	(8,664)	—
Repurchase of restricted stock for income tax withholding	(98)	—
Proceeds from exercise of stock options and warrants	16	114

Net cash (used in) provided by financing activities	(19,714)	114

Effect of foreign exchange rate changes on cash and cash equivalents	(163)	263

Net (decrease) increase in cash and cash equivalents	(2,131)	6,576
Cash and cash equivalents at beginning of period	33,755	32,007

Cash and cash equivalents at end of period	$31,624	$38,583

Supplemental disclosures of cash flow information:
Cash paid for taxes	$2,765	$2,973

Non-cash investing and financing activities consist of the following:
Change in property and equipment purchases included in accounts payable	$288	$100

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

The accompanying unaudited consolidated condensed financial statements of Chindex International, Inc. have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2011-05, which provided guidance on comprehensive income. This guidance is intended to increase the prominence of other comprehensive income in financial statements by presenting it in either a single statement or two-statement approach. This guidance was effective for us beginning January 1, 2012. We adopted this guidance on January 1, 2012, and the adoption did not have a material impact on our consolidated results of operations, financial position or cash flows.

Note 2. INVESTMENTS

The following table summarizes the Company’s investments, including accrued interest, as of June 30, 2012 and December 31, 2011 (in thousands):

	June 30, 2012	December 31, 2011
Current investments:
Certificates of deposit	$—	$18,812
U.S. Government Sponsored Enterprises	—	1,575
Corporate bonds	—	6,007

Total current investments	$—	$26,394

Noncurrent investments:
Corporate bonds	$—	$100

Total noncurrent investments	$—	$100

The Company has no investments as of June 30, 2012.

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

Note 3. INVENTORIES OF SUPPLIES, NET

Inventories of supplies consist of medical supplies and pharmaceuticals in the amounts of $2,061,000 at June 30, 2012 and $2,307,000 at December 31, 2011.

Note 4. INVESTMENT IN UNCONSOLIDATED AFFILIATE

Background — Chindex Medical Limited

On December 31, 2010, Chindex and Shanghai Fosun Pharmaceutical (Group) Co., Ltd. (“FosunPharma”) , a leading manufacturer and distributor of Western and Chinese medicine and devices in China, completed the first closing (the “Initial Closing”) of the formation of Chindex Medical Limited (“CML”) to independently operate certain combined medical device businesses, including Chindex’s Medical Products division. The formation of CML represents a basis of the strategic alliance between the two companies, which aims to capitalize on the long-term opportunity presented by medical product sectors in China. CML is focused on marketing, distributing, selling and servicing medical devices in China, including in Hong Kong, as well as activities in R&D and manufacturing of medical devices for the Chinese and export markets. CML is owned 51% by FosunPharma and 49% by Chindex.

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

Summarized Financial Information for CML

Beginning with the commencement of CML operations on January 1, 2011, Chindex follows the equity method of accounting to recognize its 49% interest in the net assets and the net earnings of CML on an on-going basis. Summarized financial information for the unconsolidated CML affiliate for which the equity method of accounting is used is presented below on a 100 percent basis. The assets and liabilities of CML as of June 30, 2012 and December 31, 2011 were as follows (in thousands):

	June 30, 2012	December 31, 2011
Current assets	$97,779	$104,726
Noncurrent assets	17,828	18,261

Total assets	$115,607	$122,987

Current liabilities	$51,130	$59,941
Noncurrent liabilities	1,778	1,539

Total liabilities	52,908	61,480
Stockholders’ equity	62,699	61,507

Total liabilities and stockholders’ equity	$115,607	$122,987

The operating results of CML for the three and six months ended June 30, 2012 and 2011 were as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Revenue	$30,475	$38,066	$57,498	$64,153
Income before income taxes	761	2,055	1,399	2,299
Net income	496	1,748	958	1,711

CML is a 51%-owned subsidiary of FosunPharma. The assets, liabilities and stockholders’ equity in the summarized financial data table presented above for CML have been prepared on a stand-alone basis, with the assets and liabilities of the entities contributed to CML by FosunPharma reported on a historical cost basis, while the assets and liabilities acquired from Chindex have been recorded on a fair value basis. In reporting its 49% interest in the net assets and net earnings of CML using the equity method of accounting, Chindex includes its 49% interest in the stand-alone financial statements of CML, and also records adjustments to reflect the amortization of basis differences attributable to the fair values in excess of net book values of identified tangible and intangible assets contributed by FosunPharma to

CML at its formation date. In addition, certain employees of CML participate in Chindex stock-based compensation programs. The expense for these stock options or restricted stock is recognized by CML as the services are provided. The total stock-based compensation expense recognized by CML for three months ended June 30, 2012 and 2011 were $263,000 and $402,000, respectively. The total stock-based compensation expense recognized by CML for the six months ended June 30, 2012 and 2011 were $500,000 and $681,000, respectively.

For the three and six months ended June 30, 2012, Chindex recognized income of $114,000 and $212,000, respectively,for its 49% equity in the operating results of CML. This consisted of income of $243,000 and $469,000, respectively, for its 49% interest in the stand-alone net income of CML (after recognition of stock-based compensation expense) and after deducting $129,000 and $257,000, respectively, for the amortization of basis differences attributable to acquired intangibles. For the three and six months ended June 30, 2011, Chindex recognized income of $729,000 and $582,000, respectively, for its 49% equity in the operating results of CML. This consisted of income of $858,000 and $840,000, respectively, for its 49% interest in the stand-alone net income of CML (after recognition of stock-based compensation expense) and after deducting $129,000 and $258,000, respectively, for the amortization of basis differences attributable to acquired intangibles.

As of June 30, 2012 and December 31, 2011, Chindex had a receivable from CML entities of $12,053,000 and $10,984,000, respectively, primarily related to advance payments for procurement of medical equipment supplied under a logistics service agreement whereby CML serves as an agent for Chindex. As of June 30, 2012 and December 31, 2011, Chindex had a payable to CML entities of $11,822,000 and $9,404,000, respectively, which represented the actual purchases of medical equipment by CML on behalf of Chindex under the logistics service agreement. It is expected that the medical equipment will be purchased within one year.

Services Agreement

CML and Chindex entered into a services agreement (the “Services Agreement”), effective January 1, 2011. Under the Services Agreement, Chindex provides advice and support services as requested by CML. The services include management and administrative support services for marketing, sales and order fulfillment activities conducted in the United States and China, order processing and exporting of goods sold to customers in China, advice relating to the marketing of products sold in China by CML, analysis of sales opportunities and other assistance including services such as payroll, database administration, internal auditing, accounting and finance that will assist CML in carrying out its activities in the United States and China. For the three months ended June 30, 2012 and 2011, total expenses recognized by CML under the services agreement were $991,000 and $786,000, respectively, in addition to stock-based compensation. For the six months ended June 30, 2012 and 2011, total expenses recognized by CML under the services agreement were $1,717,000 and $1,839,000, respectively, in addition to stock-based compensation.

Note 5. RESTRICTED CASH AND SINKING FUNDS

Restricted cash and sinking funds at June 30, 2012 and December 31, 2011 consist of the following:

(in thousands)	June 30,2012	December 31, 2011

IFC RMB loan sinking fund	$11,994	$1,030
China Exim loan collateral - Certificate of Deposit	8,664	—

	$20,658	$1,030

The IFC RMB loan sinking fund consists of Certificates of Deposit for the advance funding of the loan principal and interest for the Company’s 2005 RMB loan from the International Finance Corporation (IFC). As of June 30, 2012, the Certificates of Deposit totaled $11,994,000, and are recorded in long-term restricted cash and sinking funds. The RMB debt is also classified as long-term and will be paid off as originally scheduled on October 15, 2012.

The Company is in the process of entering into loans, to be used for the purchase of medical equipment at our newly expanded hospital facilities in Beijing. As qualified government-sponsored projects under financing agreements between the U.S. Export-Import Bank and China’s Ministry of Finance, this would allow the Company to import equipment into China on a duty and VAT free basis. The loans would have a term of seven years, carry an interest rate of 2.15% and require a collateral cash deposit of approximately $8.7 million. The Company has not yet made a draw under the loan agreements. However, Certificates of Deposit in a restricted account have been opened to provide the collateral for the expected draws of $11.1 million under the loan agreements.

Note 6. PROPERTY AND EQUIPMENT, NET

(in thousands)	June 30, 2012	December 31, 2011
Property and equipment, net consists of the following:
Furniture and equipment	$29,740	$25,376
Vehicles	272	240
Construction in progress	16,179	21,463
Leasehold improvements	50,026	34,566

	96,217	81,645
Less: accumulated depreciation and amortization	(19,187)	(16,180)

	$77,030	$65,465

Construction in progress relates to the development of the United Family Healthcare network of private hospitals and health clinics in China, including facilities and systems development. Construction costs incurred during the three and six months ended June 30, 2012 primarily related to the expansion of the Company’s existing Beijing hospital campus and to the Beijing rehabilitation hospital project. Capitalized interest on construction in progress was $158,000 and $272,000 during the six months ended June 30, 2012 and 2011, respectively. Depreciation and amortization expense for property and equipment for the three and six months ended June 30, 2012 were $1,820,000 and $3,471,000, respectively. Depreciation and amortization expense for property and equipment for the three and six months ended June 30, 2011 were $1,057,000 and $2,194,000, respectively.

Note 7. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

(in thousands)	June 30, 2012	December 31, 2011
Accrued expenses:
Accrued expenses- rent	$3,941	$3,775
Accrued compensation	5,220	6,056
Accrued expenses- other	2,272	1,904

	$11,433	$11,735

Other current liabilities:
Accrued other taxes payable- non-income	$927	$717
Customer deposits	4,163	3,117
Other current liabilities	1,957	1,715

	$7,047	$5,549

Note 8. DEBT

The Company’s short-term and long-term debt balances are (in thousands):

	June 30, 2012		December 31, 2011
	Short term	Long term	Short term	Long term
Long term loan	$—	$10,258	$—	$10,297
Convertible notes, net of debt discount	—	13,645	—	13,521

	$—	$23,903	$—	$23,818

Long term loan- IFC 2005

In October 2005, Beijing United Family Hospital (BJU) and Shanghai United Family Hospital (SHU), majority-owned subsidiaries of the Company, obtained long-term debt financing under a program with the International Finance Corporation (IFC) (a division of the World Bank) for 64,880,000 Chinese Renminbi (“RMB”) (approximately $8,000,000) (the “IFC 2005 RMB Loan”). The term of the loan is 10 years at an initial interest rate of 6.73% with the borrowers required to make annual payments into a sinking fund with the first payment in September 2010. Deposits into the sinking fund would have accumulated until a lump sum payment was made at maturity of the debt in October 2015. The interest rate would have reduced to 4.23% for any amount of the outstanding loan on deposit in the sinking fund.

Effective March 14, 2012, the Company entered into an Amendment and Restatement Agreement to the 2005 RMB Loan Agreement, and a Certificate of Deposit Retention and Pledge Agreement. The agreements were necessary in order to incorporate the effects of the expansion of the Beijing hospital campus on the collateral and loan covenant provisions of the original IFC 2005 RMB Loan Agreement. The revised terms of the agreements provide for (1) advance funding by the Company of the full principal and interest amounts by the purchase of a series of certificates of deposit having a face amount equal to the full principal and interest amount and the subsequent pledge of such Certificates of Deposit to the IFC, and (2) elimination of loan covenants required under the original loan agreement. The advance funding of the loan principal and interest by the Company into restricted accounts rather than paying off the debt was necessary in order to avoid significant prepayment penalties. As of June 30, 2012, the Certificates of Deposit totaled $11,994,000 and are recorded in long-term restricted cash and sinking funds. The RMB debt is classified as long-term and will be paid off as originally scheduled on October 15, 2015.

As of June 30, 2012, the outstanding balance of this debt was 64,880,000 RMB (current translated value of $10,258,000) and was classified as long-term. As the advance funding of the sinking fund does not extinguish the long-term debt liability, the entire loan is expected to be classified as long-term until a financial reporting date that is less than one year from final maturity. The balance sheet classification of the sinking fund assets is similarly noncurrent, until a date that is less than one year from the lump sum payment.

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

The Tranche B Notes had a ten-year maturity, bore no interest of any kind and provided for conversion into shares of the Company’s common stock at an initial conversion price of $18.56 per share at any time and automatic conversion upon the Company entering into one or more newly committed financing facilities (the “Facilities”) making available to the Company at least $50 million, pursuant to which Facilities all conditions precedent (with certain exceptions) for initial disbursement had been satisfied, subject to compliance with certain JPM Financing provisions. The Facilities as required for conversion of the Tranche B Note had to have a minimum final maturity of 9.25 years from the date of initial drawdown, a minimum moratorium on principal repayment of three years from such date, principal payments in equal or stepped up amounts no more frequently than twice in each 12-month period, no sinking fund obligations, other covenants and conditions included in the Investor Rights Agreement between the Company and JPM, which expires on November 6, 2012, and also limit the purchase price of any equity issued under the Facilities to at least equal to the initial conversion price of the Notes or higher amounts depending on the date of issuance thereof. In January 2008, the Tranche B Notes were converted into 1,346,984 shares of our common stock.

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

In connection with the issuance of the Notes, the Company incurred issuance costs of $314,000, which primarily consisted of legal and other professional fees. Of these costs, $61,000 is attributable to the Tranche A shares, $159,000 is attributable to Tranche B Notes which converted in January 2008 and the remaining $94,000 is attributable to the Tranche C Notes and has been capitalized to be amortized over the life of the Notes. As of June 30, 2012 and December 31, 2011, the unamortized financing cost was $50,000 and $54,000, respectively, and is included in Other Assets in the consolidated condensed balance sheets.

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

The debt discount pursuant to the Notes as of June 30, 2012 and December 31, 2011 was $1,355,000 and $1,479,000, respectively. Amortization of the discount was approximately $62,000 for each of the three months ended June 30, 2012 and 2011. Amortization of the discount was approximately $124,000 for each of the six months ended June 30, 2012 and 2011.

International Finance Corporation and DEG-Deutsche Investitions und Entwicklungsgesellschaft

In 2007 and 2008, we entered into two US Dollar loan facilities with International Finance Corporation (IFC) and DEG-Deutsche Investitions und Entwicklungsgesellschaft (DEG) to supplement the financing of expansion projects in China. These facilities were never used and at this time are not available. We are in the final stages of negotiating successor facilities with these lenders related to expansion projects at our flagship hospital in Beijing. As of the date of this report, we expect to be able to draw down approximately $11 million in the aggregate from these two successor facilities (approximately $6 million from IFC and approximately $5 million from DEG). There can be no assurances as to the amounts, if any, that may be finally available under these successor facilities or whether such facilities will be finally achievable on terms acceptable to us and the lenders. If the negotiations are unsuccessful and these successor facilities are not established for the expansion projects in Beijing, then, in the absence of an alternative source of financing, there could result a material adverse effect on our operations and our ability to complete our proposed expansion projects on time or at all.

Debt Payments Schedule

The following table sets forth the Company’s debt obligations as of June 30, 2012:

	(In thousands)

	Total	2012	2013	2014	2015	Thereafter
Long term loan	$10,258	$—	$—	$—	$10,258	$—
Convertible notes	15,000	—	—	—	—	15,000

Total	$25,258	$—	$—	$—	$10,258	$15,000

Note 9. TAXES

We recorded a $1,724,000 provision for taxes in the three months ended June 30, 2012 compared to a provision for taxes of $1,275,000 for the three months ended June 30, 2011. We recorded a $2,983,000 provision for taxes in the six months ended June 30, 2012 compared to a provision for taxes of $2,062,000 for the six months ended June 30, 2011. The effective tax rate was calculated in accordance with ASC 740-270. Our tax expense includes the effect of losses in entities for which we cannot recognize a benefit in accordance with the provisions of ASC 270 and ASC 740-270 and the effect of valuation allowance for deferred tax assets.

The Company’s effective tax rate is higher in the three and six months ended June 30, 2012 than in the three and six months ended June 30, 2011. The table below provides detail into our consolidated pretax income (loss) and provision for income tax by separating this information into three categories: operating entities, start-up entities and corporate entities. Our operating entities consist of our established hospitals and clinics in China, and which therefore record tax expense at the China statutory rate of approximately 25%. Our start up entities in the table below consist of our newly-opened hospital in Tianjin and the rehabilitation hospital in Beijing, which is still in development, and no tax benefit has been recorded for the effect of the start up losses for those entities. Our parent company and subsidiary holding companies, referred to as the corporate entities in the table below, have incurred losses for which no tax benefits were recorded.

(in thousands)

Period ended June 30, 2012

	Three months			Six months
	Income (loss) Before Income Taxes	Provision for Income Taxes	Effective Tax Rate	Income (loss) Before Income Taxes	Provision for Income Taxes	Effective Tax Rate
Operating Entities	$6,296	$1,697	27%	$10,886	$2,956	27%
Start-Up Entities	(1,829)	—	0%	(4,933)	—	0%
Corporate Entities	(933)	27	-3%	(1,691)	27	-2%

Total	$3,534	$1,724	49%	$4,262	$2,983	70%

Period ended June 30, 2011

	Three months			Six months
	Income (loss) Before Income Taxes	Provision for Income Taxes	Effective Tax Rate	Income (loss) Before Income Taxes	Provision for Income Taxes	Effective Tax Rate
Operating Entities	$4,370	$1,197	27%	$6,863	$1,986	29%
Start-Up Entities	(181)	—	0%	(321)	—	0%
Corporate Entities	29	78	269%	(2,767)	76	-3%

Total	$4,218	$1,275	30%	$3,775	$2,062	55%

We recognize interest and penalties related to uncertain tax positions in income tax expense. As of June 30, 2012 and December 31, 2011, we had no accrued interest or penalties related to uncertain tax positions.

Note 10. EARNINGS PER SHARE

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

The following is a reconciliation of the numerators and denominators of the basic and diluted Earnings per Share (EPS) computations for net income and other related disclosures (in thousands, except for share and per share data):

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Basic net income per share computation:
Numerator:
Net income	$1,810	$2,943	$1,279	$1,713
Denominator:
Weighted average shares outstanding—basic	16,317,841	16,129,328	16,304,816	16,102,735
Net income per common share—basic:	$.11	$.18	$.08	$.11

Diluted net income per share computation:
Numerator:
Net income	$1,810	$2,943	$1,279	$1,713
Interest expense for convertible notes	62	62	124	124

Numerator for diluted earnings per share	$1,872	$3,005	$1,403	$1,837

Denominator:
Weighted average shares outstanding—basic	16,317,841	16,129,328	16,304,816	16,102,735
Effect of dilutive securities:
Shares issuable upon exercise of dilutive outstanding stock options, conversion of convertible debentures, vesting of restricted stock and exercise of warrants:	1,081,225	1,392,778	1,233,916	1,335,198

Weighted average shares outstanding-diluted	17,399,066	17,522,106	17,538,732	17,437,933

Net income per common share—diluted:	$.11	$.17	$.08	$.11

For the three months ended June 30, 2012 and 2011, there were 858,434 and 150,618 shares, respectively, which were not included in the calculation of diluted net income per share as the effect would have been antidilutive. For the six months ended June 30, 2012 and 2011, there were 1,073,603 and 128,656 shares, respectively, which were not included in the calculation of diluted net income per share as the effect would have been antidilutive.

Note 11. STOCKHOLDERS’ EQUITY

Stock-Based Compensation

The Company incurred stock based compensation expense of $987,000 for the three months ended June 30, 2012 and $466,000 for the three months ended June 30, 2011 for Company employees and outside directors. The Company incurred stock based compensation expense of $1,601,000 for the six months ended June 30, 2012 and $1,668,000 for the six months ended June 30, 2011 for Company employees and outside directors.

In 2011 and 2012, the Company generally granted stock options that vest over a three or five year period to certain employees. Option awards are granted with an exercise price equal to the market price of the Company’s stock on the date of grant. Stock options have up to 10-year contractual terms. The Company recognizes expense ratably over the vesting period of the stock options or restricted stock, net of estimated forfeitures. The Company will record additional expense if the actual forfeitures are lower than estimated and will record a recovery of prior expense if the actual forfeitures are higher than estimated.

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

The following table summarizes the stock option activity during the six months ended June 30, 2012:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)*
Options outstanding at December 31, 2011	1,206,439	$10.35
Granted	—	—
Exercised	(9,024)	1.78
Canceled	(2,900)	13.26
Expired	(12,375)	11.49

Options outstanding at June 30, 2012	1,182,140	$10.40	5.10	$1,969

Options exercisable at June 30, 2012	1,065,511	$10.05	4.84	$1,969

*	The aggregate intrinsic value on this table was calculated based on the positive difference between the closing market price of the Company’s common stock on June 30, 2012 ($9.80) and the exercise price of the underlying options.

During the six months ended June 30, 2012 and 2011, the total intrinsic value of stock options exercised was $70,000 and $112,000, respectively, and the actual cash received upon exercise of stock options was $16,000 and $114,000 respectively. The unamortized fair value of the stock options as of June 30, 2012 was $581,000, the majority of which is expected to be expensed over the weighted-average period of 1.58 years.

The following table summarizes activity relating to restricted stock for the six months ended June 30, 2012:

	Number of shares underlying restricted stock	Aggregate Intrinsic Value of Restricted Stock (in thousands) *
Outstanding at December 31, 2011	525,800
Granted	240,715
Vested	(115,010)
Forfeited	(5,145)

Outstanding at June 30, 2012	646,360	$6,334

Expected to vest	605,518	$5,934

*	The aggregate intrinsic value on this table was calculated based on the closing market price of the Company’s common stock on June 30, 2012 ($9.80).

The weighted average remaining contractual term of the restricted stock, calculated based on the service-based term of each grant, is approximately two years. As of June 30, 2012, the unamortized fair value of the restricted stock was $6,788,000. This unamortized fair value is expected to be expensed over the weighted-average period of 2.65 years. Restricted stock is valued at the stock price on the date of grant.

Long-Term Incentive Plan

On March 28, 2012, the Company’s Compensation Committee, with the assistance of its independent executive compensation consultant, adopted a newly-designed long-term incentive program under our 2007 Stock Incentive Plan (“LTIP”) for 2012 grants to executive officers and other key employees of performance-based restricted stock units (“PRSUs”), subject to shareholder approval, which was received on May 31, 2012. The new program closely aligns the equity compensation paid to participants with the achievement of pre-set quantitative metrics. The new program also is intended to enable our equity awards to be deductible as performance-based compensation in accordance with Section 162(m) of the Internal Revenue Code.

The awards under the new program are initially expressed as a target number of units. The target number of units will be adjusted to reflect the attainment of Company performance metrics during the performance period for the award, which in the case of the awards granted in 2012 is calendar year 2012. The 2012 awards became effective upon our shareholder approval of the amendment and restatement of the Company’s 2007 Stock Incentive Plan at our May 31, 2012 annual meeting. The performance metrics used for these awards are Revenue and Adjusted EBITDA Margin, with the adjustment to the target number of units based on a combination of the level of performance on these metrics, ranging from zero if performance does not meet specified levels up to a maximum of 150% of the target number of units. The number of units so determined will be increased or decreased by up to 25% based on the Company’s stock performance during 2012 relative to the performance of the Halter USX China Index (an index calculated by the NYSE Arca of selected companies whose common stock is publicly traded in the United States and the majority of whose business is conducted within the People’s Republic of China, that have an average market capitalization greater than $50 million for the preceding 40 days, and that trade on the NYSE or NASDAQ). The number of units earned after this adjustment is subject to vesting based on continued employment, with one-third of the units vesting at the end of each of 2013, 2014, and 2015, subject to accelerated vesting in specified events. Upon the vesting of a unit, the award holder will receive one share of our common stock in settlement of that unit. The number of target PRSUs awarded in 2012 under the LTIP is 214,000. Upon the completion of the service period, vested PRSUs will be settled by the delivery of Chindex common stock. Compensation expense will be based on the estimated fair value of the PRSUs at the grant date, using a Monte Carlo simulation and will be recognized over the combined performance and service periods of approximately 3.6 years, beginning on June 1, 2012. The Company recognized expense of $101,000 for the LTIP in the three months ended June 30, 2012. There was no comparable expense in the prior year period.

Note 12. STOCK PURCHASE AGREEMENT – FOSUNPHARMA

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

Pursuant to the Stock Purchase Agreement, the sale of the Shares would be completed in two closings. The initial closing occurred on August 27, 2010, at which the Company issued 933,022 Shares to Investor for an aggregate purchase price of $13,995,330. At the second closing (the “Second Closing”) under the Stock Purchase Agreement, the Company would sell the remaining 1,057,425 Shares to Investor for an aggregate purchase price of $15,861,375. The Second Closing has been subject to the consummation of CML, which was initially formed effective December 31, 2010 and recently fully consummated. CML engages in the businesses of, among other things, (i) the marketing, distribution and servicing of medical equipment in China and Hong Kong (except that sales and distribution related activities in relation to sales and servicing in China and Hong Kong may take place in other jurisdictions) and (ii) the manufacturing, marketing, sales and distribution of medical devices and medical equipment and consumables, including our former Medical Products division. CML is 51%-owned by FosunPharma and 49%-owned by the Company. The Stock Purchase Agreement further provides that in the event that CML were not consummated within a prescribed period, then the Stock Purchase Agreement may be terminated by either party solely with respect to the Second Closing, provided the absence of such consummation was not principally caused by the terminating party. Although the prescribed period elapsed prior to the consummation of CML, no party has terminated the Stock Purchase Agreement, which remains in full force and effect. Nonetheless, as a practical matter, as a result of such elapse, either party may elect such termination (subject to such proviso) and thus there may be no obligation to consummate the Second Closing.

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

Upon the Second Closing, Investor would have the right to, among other things, nominate two designees for election to the Company’s Board of Directors, which would be increased to nine members. Further, such final portion of the Shares to be purchased by FosunPharma would be subject to the terms of the Stockholder Agreement, which currently governs other shares of the Company’s common stock held by Fosun entities. In order to induce Investor to enter into the transaction and without any consideration therefore, each of the Company’s chief executive officer, secretary and chief financial officer holding such offices as of the date of the Stock Purchase Agreement, in their capacities as stockholders of the Company, agreed to certain limitations on his or her right to dispose of shares of the Company’s common stock and to vote for the Investor’s board nominees.

The Company evaluated whether this contingent Stock Purchase Agreement should be accounted for as a derivative instrument or whether it qualified for a scope exception under ASC 815-10. The Company concluded that the contract qualified for the scope exception because the contract was indexed to the Company’s own stock and was classified in stockholders’ equity.

Note 13. COMMITMENTS AND CONTINGENCIES

Leases

The Company leases office space, warehouse space, and space for hospital and clinic operations under operating leases. Future minimum payments under these non-cancelable operating leases consist of the following (in thousands):

Six months ending December 31,
2012	$3,608
Year ending December 31,
2013	6,678
2014	5,894
2015	5,779
2016	4,710
Thereafter	42,474

Net minimum rental commitments	$69,143

The above leases require the Company to pay certain pass through operating expenses and rental increases based on inflation.

Rental expense was approximately $1,834,000 and $1,599,000 for the three months ended June 30, 2012 and 2011, respectively. Rental expense was approximately $3,687,000 and $2,799,000 for the six months ended June 30, 2012 and 2011, respectively.

Note 14. FAIR VALUE OF FINANCIAL INSTRUMENTS

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

As of June 30, 2012:

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

The fair value of the Company’s convertible debt was calculated based on an estimate of the present value of the debt payments combined with an estimate of the value of the conversion option, using the Black-Scholes option pricing model. For the Company’s other long-term debt, the fair value was calculated based on an estimate of the present value of the debt payments. As of June 30, 2012, the carrying value of the Company’s convertible debt, net of debt discount, and the long-term debt outstanding for the IFC 2005 RMB Loan was $23.9 million, and the estimated fair value was

$25.0 million. Since the full principal amount of the IFC 2005 RMB Loan of $10.3 million has been funded into a restricted account for the benefit of the lender, that amount has been used as the fair value. The carrying amounts of the remaining debt instruments approximate fair value, as the instruments are subject to variable rates of interest or have short maturities.

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

RESULTS OF OPERATIONS

Three months ended June 30, 2012 compared to three months ended June 30, 2011

Overview of Consolidated Results

We own and operate the United Family Healthcare network of private hospitals and clinics in the People’s Republic of China. United Family Healthcare currently operates hospitals and affiliated clinic facilities in the Beijing, Shanghai, Tianjin and Guangzhou markets. Our network operations in the Beijing, Shanghai and Guangzhou market have earned the accreditation of the Joint Commission International. Our current network operations include the following facilities:

•	Beijing Market

•	Beijing United Family Hospital main campus

•	120 licensed beds

•	As of the close of the recent period, 70 available beds

•	Four affiliated satellite clinics

•	Shanghai Market

•	Shanghai United Family Hospital main campus

•	50 licensed beds

•	As of the close of the recent period, 30 available beds

•	Two affiliated satellite clinics

•	Two managed clinics

•	Tianjin Market

•	Tianjin United Family Hospital main campus

•	26 licensed beds

•	As of the close of the recent period, 25 available beds

•	Guangzhou Market

•	One affiliated clinic

We have undertaken a number of market expansion projects in our current markets:

In Beijing, expansion at our flagship hospital campus, where we recently more than doubled our licensed beds, and continued expansion of existing affiliated clinics.

In Beijing, development of the rehabilitation hospital for expansion of our services for those seeking quality premium care when recovering from surgeries or debilitating illnesses in the neurological cardiac and orthopedic areas, as well as the initial planning for future additional clinics affiliated with our flagship hospital campus.

In Shanghai, continued expansion at our flagship hospital campus in Puxi and the recently opened affiliated clinic, as well as at our managed clinic in the Pudong district.

In Tianjin, expansion through development of a freestanding clinic that will coordinate services with our newly opened hospital.

In Guangzhou, expansion of our existing affiliated clinic services and development of a new hospital expected to open in 2014-2015.

In connection with our expansion plans outlined above, over the next twelve months we have planned capital expenditures of up to $38 million for construction, equipment and information systems (see “Liquidity and Capital Resources”). During the three months ended June 30, 2012, the development, pre-opening and start up expenses, including post-opening expenses, for these projects were $2,538,000 compared to $1,249,000 in the comparable prior year period, reflecting primarily expenses incurred for the Beijing, Tianjin and Pudong projects.

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

Our discussion and analysis below relates to the revenue and expenses of our healthcare services business for the three months ended June 30, 2012 compared to the comparable prior year period.

Net Revenue

(in thousands)

	Three months ended June 30,
	2012	2011	Change
Healthcare services net revenue	$39,117	$29,465	33%

Our healthcare services revenue for the three months ended June 30, 2012 was $39,117,000, a 33% increase from the three months ended June 30, 2011 revenue of $29,465,000. The increase in net revenue is attributable to growth in both inpatient and outpatient services.

The table below identifies the relative contribution of inpatient and outpatient services to gross revenue:

	Three months ended June 30,
	2012	2011
Inpatient/Outpatient gross revenue percentages
Inpatient services as percent of gross revenue	41%	42%
Outpatient services as percent of gross revenue	59%	58%

	100%	100%

The table below identifies the primary service lines contributing to gross revenue:

	Three months ended June 30,
	2012	2011
Gross revenue by service line (hospital facilities only):
Surgical services	21.1%	18.1%
OB/GYN	13.5%	14.1%
Pediatrics	7.5%	8.4%
Ancillary services
Laboratory	9.9%	10.0%
Radiology	10.6%	11.1%
Pharmacy	11.4%	11.5%
All other services	26.0%	26.8%

	100%	100%

Operating expenses

(in thousands)

	Three months ended June 30,
	2012	2011	Change
Salaries, wages and benefits	21,309	$15,473	38%
Other operating expenses	5,345	4,237	26%
Supplies and purchased medical services	4,812	3,227	49%
Bad debt expense	630	498	27%
Depreciation and amortization	1,820	1,057	72%
Lease and rental expense	1,834	1,599	15%

	$35,750	$26,091	37%

Salaries, wages and benefits increased 38% in the recent period compared to the comparable prior year period primarily due to the increased headcount of 34.7% associated with the revenue increases and development activities. The increase in headcount was due to both increased activities in our existing facilities as well as for hiring new personnel to staff our expanded Beijing and new Tianjin facilities.

Other operating expenses increased by $1,108,000, or 26%, primarily due to increased foreign exchange loss of $266,000, marketing expenses of $200,000, building utilities of $150,000, and other outside services of approximately $346,000.

Supplies and purchased medical services increased by $1,585,000, or 49%. Supplies expense increased approximately $1,544,000, or 56%, primarily due to increased usage of medical supplies and pharmaceuticals related to higher volume of patient procedures as well as initial stocking of operating supplies for departments in the new Tianjin hospital and other new services in Beijing. Purchased medical services increased approximately $42,000, or 9%.

Bad debt expense increased by $132,000, and, as a percentage of net revenue, bad debt expense was 1.6% in 2012, compared to 1.7% in the comparable prior year period, both of which are in line with our historic averages.

Depreciation and amortization expense increased by $763,000, or 72%, to $1,820,000, primarily due to the opening of expanded facilities, which are now being depreciated.

Lease and rental expense increased to $1,834,000 in the recent period compared to $1,599,000 in the prior year period, primarily due to the increase in the total building space utilized in the expanded operations of our hospital and clinic network.

Other Income and Expenses

Interest income during the three months ended June 30, 2012 and 2011 were $134,000 and $218,000, respectively, as interest rates on cash balances continued to be very low.

Interest expense during the three months ended June 30, 2012 and 2011 were $91,000 and $78,000, respectively, due to decreases of capitalized interest.

Equity in income of unconsolidated affiliates in the amount of $114,000 and $729,000 for the three months ended June 30, 2012 and 2011, respectively, represents our 49% interest in the net income of CML.

Taxes

We recorded a provision for taxes of $1,724,000 (an effective tax rate of approximately 49%) in the three months ended June 30, 2012, compared to a provision for taxes of $1,275,000 (an effective tax rate of approximately 30%) in the three months ended June 30, 2011. The effective tax rate for our operating entities was 27% compared to 28% in the comparable prior year period. The remaining portion of the variance in the effective tax rate in the current quarter is primarily due to the effect of losses in start-up entities and corporate entities for which we cannot recognize tax benefit.

Six months ended June 30, 2012 compared to Six months ended June 30, 2011

Overview of Consolidated Results

We own and operate the United Family Healthcare network of private hospitals and clinics in the People’s Republic of China. United Family Healthcare currently operates hospitals and affiliated clinic facilities in the Beijing, Shanghai, Tianjin and Guangzhou markets. Our network operations in the Beijing, Shanghai and Guangzhou market have earned the accreditation of the Joint Commission International. Our current network operations include the following facilities:

•	Beijing Market

•	Beijing United Family Hospital main campus

•	120 licensed beds

•	As of the close of the recent period, 70 available beds

•	Four affiliated satellite clinics

•	Shanghai Market

•	Shanghai United Family Hospital main campus

•	50 licensed beds

•	As of the close of the recent period, 30 available beds

•	Two affiliated satellite clinics

•	Two managed clinics

•	Tianjin Market

•	Tianjin United Family Hospital main campus

•	26 licensed beds

•	As of the close of the recent period, 25 available beds

•	Guangzhou Market

•	One affiliated clinic

We have undertaken a number of market expansion projects in our current markets:

In Beijing, expansion at our flagship hospital campus, where we recently more than doubled our licensed beds, and continued expansion of existing affiliated clinics.

In Beijing, development of the rehabilitation hospital for expansion of our services for those seeking quality premium care when recovering from surgeries or debilitating illnesses in the neurological cardiac and orthopedic areas, as well as the initial planning for future additional clinics affiliated with our flagship hospital campus.

In Shanghai, continued expansion at our flagship hospital campus in Puxi and the recently opened affiliated clinic, as well as at our managed clinic in the Pudong district.

In Tianjin, expansion through development of a freestanding clinic that will coordinate services with our newly opened hospital.

In Guangzhou, expansion of our existing affiliated clinic services and development of a new hospital expected to open in 2014-2015.

In connection with our expansion plans outlined above, over the next twelve months we have planned capital expenditures of up to $38 million for construction, equipment and information systems (see “Liquidity and Capital Resources”). During the six months ended June 30, 2012, the development, pre-opening and start up expenses, including post-opening expenses, for these projects were $5,741,000 compared to $2,047,000 in the comparable prior year period, reflecting primarily expenses incurred for the Beijing, Tianjin and Pudong projects.

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

Our discussion and analysis below relates to the revenue and expenses of our healthcare services business for the six months ended June 30, 2012 compared to the comparable prior year period.

Net Revenue

(in thousands)

	Six months ended June 30,
	2012	2011	Change
Healthcare services net revenue	$71,629	$53,650	34%

Our healthcare services revenue for the six months ended June 30, 2012 was $71,629,000, a 34% increase from the six months ended June 30, 2011 revenue of $53,650,000. The increase in net revenue is attributable to growth in both inpatient and outpatient services.

The table below identifies the relative contribution of inpatient and outpatient services to gross revenue:

	Six months ended June 30,
	2012	2011
Inpatient/Outpatient gross revenue percentages
Inpatient services as percent of gross revenue	40%	40%
Outpatient services as percent of gross revenue	60%	60%

	100%	100%

The table below identifies the primary service lines contributing to gross revenue:

	Six months ended June 30,
	2012	2011
Gross revenue by service line (hospital facilities only):
Surgical services	20.1%	18.0%
OB/GYN	14.2%	14.5%
Pediatrics	7.6%	8.0%
Ancillary services
Laboratory	10.0%	10.2%
Radiology	10.8%	11.2%
Pharmacy	11.8%	11.6%
All other services	25.5%	26.5%

	100%	100%

Operating expenses

(in thousands)

	Six months ended June 30,
	2012	2011	Change
Salaries, wages and benefits	39,925	$30,228	32%
Other operating expenses	10,109	8,556	18%
Supplies and purchased medical services	9,050	5,862	54%
Bad debt expense	1,395	930	50%
Depreciation and amortization	3,471	2,194	58%
Lease and rental expense	3,687	2,799	32%

	$67,637	$50,569	34%

Salaries, wages and benefits increased 32% in the recent period compared to the comparable prior year period primarily due to the increased headcount of 34.7% associated with the revenue increases and development activities. The increase in headcount was due to both increased activities in our existing facilities as well as for hiring new personnel to staff our expanded Beijing and new Tianjin facilities.

Other operating expenses increased by $1,553,000, or 18%. primarily due to increased foreign exchange loss of $499,000, building utilities of $313,000, marketing expenses of $244,000, and other outside services of approximately $400,000.

Supplies and purchased medical services increased by $3,188,000, or 54%. Supplies expense increased approximately $2,976,000, or 59%, primarily due to increased usage of medical supplies and pharmaceuticals related to higher volume of patient procedures as well as initial stocking of operating supplies for departments in the new Tianjin hospital and other new services in Beijing. Purchased medical services increased approximately $211,000, or 27%.

Bad debt expense increased by $465,000, and, as a percentage of net revenue, bad debt expense was 1.9% in 2012, compared to 1.7% in the comparable prior year period, both of which are in line with our historic averages.

Depreciation and amortization expense increased by $1,277,000, or 58%, to $3,471,000, primarily due to the opening of expanded facilities, which are now being depreciated.

Lease and rental expense increased to $3,687,000 in the recent period compared to $2,799,000 in the prior year period, primarily due to the increase in the total building space utilized in the expanded operations of our hospital and clinic network.

Other Income and Expenses

Interest income during the six months ended June 30, 2012 and 2011 were $273,000 and $360,000, respectively, as interest rates on cash balances continued to be very low.

Interest expense during the six months ended June 30, 2012 and 2011 were $215,000 and $181,000, respectively, due to decreases of capitalized interest.

Equity in income of unconsolidated affiliates in the amount of $212,000 and $582,000 for the six months ended June 30, 2012 and 2011, respectively, represents our 49% interest in the net income of CML.

Taxes

We recorded a provision for taxes of $2,983,000 (an effective tax rate of approximately 70%) in the six months ended June 30, 2012, compared to a provision for taxes of $2,062,000 (an effective tax rate of approximately 55%) in the six months ended June 30, 2011. The effective tax rate for our operating entities was 27% compared to 29% in the comparable prior year period. The remaining portion of the variance in the effective tax rate in the current quarter is primarily due to the effect of losses in start-up entities and corporate for which we cannot recognize tax benefit.

LIQUIDITY AND CAPITAL RESOURCES

The following table sets forth our cash, investments, and accounts receivable as of June 30, 2012 and December 31, 2011 (in thousands):

	June 30, 2012	December 31, 2011
Cash and cash equivalents	$31,624	$33,755
Investments	—	26,394
Accounts receivable	17,662	13,947
Receivables from affiliates	12,053	10,984

Cash Flows

The following table sets forth a summary of our cash flows from operating activities for the six months ended June 30, 2012 and 2011 (in thousands):

	Six months ended June 30,
	2012	2011
OPERATING ACTIVITIES
Net loss	$1,279	$1,713
Non cash items	6,763	2,708
Changes in operating assets and liabilities:
Restricted cash	—	300
Accounts receivable	(5,182)	(2,101)
Receivable from affiliates	(1,069)	8,898
Inventories	200	(260)
Accounts payable, accrued expenses, other current liabilities and deferred revenue	2,173	339
Payable to affiliates	2,419	2,899
Other	(395)	1,294

Net cash provided by operating activities	$6,188	$15,790

Operating cash flow for the six months ended June 30, 2012 was lower than the six months ended June 30, 2011, primarily due to the increase in accounts receivable and receivable from affiliates.

The following table sets forth a summary of our cash flows from investing activities for the six months ended June 30, 2012 and 2011 (in thousands):

	Six months ended June 30,
	2012	2011
INVESTING ACTIVITIES
Purchases of short-term investments and CDs	$—	$(21,271)
Proceeds from redemption of CDs	26,526	22,837
Purchases of property and equipment	(14,968)	(11,157)

Net cash provided by (used in) investing activities	$11,558	$(9,591)

In the six months ended June 30, 2011, the Company purchased short-term investments and Certificates of Deposits of $21 million; there was no comparable investing activity in the six months ended June 30, 2012 as the Company utilized cash to fund the IFC RMB loan sinking funds of $11 million and to fund restricted cash for the Exim loan collateral of $9 million.

Investing activities for the six months ended June 30, 2012 included acquisitions of property and equipment in connection with our ongoing development and expansion of the United Family Healthcare network of private hospitals and clinics, and redemption of Certificates of Deposits were reinvested in comparable instruments.

The following table sets forth a summary of our cash flows from financing activities for the six months ended June 30, 2012 and 2011 (in thousands):

	Six months ended June 30,
	2012	2011
FINANCING ACTIVITIES
Restricted cash for sinking fund	(10,968)	$—
Restricted cash for Exim loan collateral	(8,664)
Repurchase of restricted stock for income tax withholding	(98)
Proceeds from exercise of stock options and warrants	16	114

Net cash (used in) provided by financing activities	$(19,714)	$114

As of June 30, 2012, the Company utilized cash to fund the IFC RMB loan sinking funds of $11 million and to fund restricted cash for the Exim loan collateral of $9 million.

Capital Resources and Financing Requirements

Over the next twelve months, we anticipate total capital expenditures of up to approximately $38 million related to the maintenance and expansion of our business operations. Of this amount, up to approximately $5 million would be for maintenance and organic growth at our existing facilities in Beijing and Shanghai and up to approximately $1 million would be primarily related to network IT investment. Expansion projects would be expected to account for up to approximately $32 million of the remaining expenditures. Specifically, we anticipate final payments related to the expansion of the Beijing hospital main campus, New Hope clinic and Shunyi clinic to be approximately $8 million; final payments related to the opening of the Tianjin hospital to be approximately $2 million; and expenditures to be approximately $22 million for the Beijing Rehabilitation project. We intend to fund these expenditures through corporate capital reserves, anticipated loan financings as described below and cash flow from operations. Registered foreign debt is expected to be secured by each operating foreign invested joint venture upon obtaining required governmental and credit approvals.

The expansion projects in the Beijing, Shanghai, Tianjin and Guangzhou markets are underway in various states of progress. In particular, due to the timing of the development process for the planned joint venture hospital in Guangzhou, significant expenditures for that project are not expected until 2014 and beyond.

In 2007 and 2008, we entered into two US Dollar loan facilities with International Finance Corporation (IFC) and DEG-Deutsche Investitions und Entwicklungsgesellschaft (DEG) to supplement the financing of expansion projects in China. These original facilities were never used and at this time are not available. We are in the final stages of negotiating successor facilities with these lenders related to expansion projects at our flagship hospital in Beijing. As of the date of this report, we expect to be able to draw down approximately $11 million in the aggregate from these two successor facilities (approximately $6 million from IFC and approximately $5 million from DEG), which amount is less than the amounts originally negotiated under the original facilities. There can be no assurances as to the amounts, if any, that may be finally available under these successor facilities or whether such facilities will be finally achievable on terms acceptable to us and the lenders. If the ongoing negotiations are unsuccessful and these successor facilities are not established for the expansion projects in Beijing, then, in the absence of alternative sources of financing, there could result a material adverse effect on our operations and our ability to complete our proposed expansion projects on time or at all.

In addition, we have applied for and received all necessary approvals for approximately $11 million in loans at our hospital facilities in Beijing secured in part by U.S. Export-Import Bank guarantees. As of the date of this report, we are in the final stages of preparation to draw down the loan amounts. As qualified government-sponsored projects under financing agreements between the U.S. Export-Import Bank and China’s Ministry of Finance, the loans, to be used for the purchase of medical equipment at our newly expanded facilities in Beijing, would allow us to import equipment into China on a duty and VAT free basis. The loans would have a term of seven years, carry an interest rate of 2.15% and require a collateral cash deposit of approximately $8.7 million.

Since the financial events of 2007, there have been continuing and significant disruptions in the world financial markets including those in China. We have not experienced significant negative impacts to operating activities as a result of these events. We have taken steps to ensure the security of our cash and investment holdings through deposits with highly liquid, global banking institutions. Our daily operations generate significant operating cash flows and have not been dependent upon credit availability. Our patient base in our current facilities are by and large considered to be in the wealthiest segment of society, for whom healthcare spending represents a very small percentage of their income and therefore is expected to be less impacted by an economic slowdown and to the extent their assets are affected, this will likely not impact their decision making on healthcare purchases. Our current expansion projects as described above are expected to be funded with corporate capital reserves, cash flow from operations and the credit facilities described above, provided that there can be no assurances that such facilities will be established, available or sufficient for our intended purposes or that the preconditions to disbursements under the facilities will be satisfied.

Based on the foregoing, we believe that our existing capital resources are sufficient to fund our working capital and capital expenditure requirements for the next 12 months, although there can be no assurances to this effect. We will require additional financing arrangements to meet our capital expenditures beyond this period. Although we regularly consider and evaluate possible additional or alternative financing opportunities, no such financing currently is in place or under substantive negotiations. We will continue to evaluate a wide range of such opportunities, including both debt and equity-based financings in which we may borrow funds and/or share with one or more financial, institutional or strategic partners the ownership interest in one or more projects.

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

FOREIGN CURRENCY EXCHANGE AND IMPACT OF INFLATION

Because we receive 100% of our revenue and generate approximately 97% of our expenses within China, we have foreign currency exchange risk. The Chinese currency (RMB) is not freely traded and is closely controlled by the Chinese Government. The U.S. dollar (USD) has experienced volatility in world markets recently. During the six months ended June 30, 2012, the RMB appreciated approximately 0.4% against the USD, resulting in an exchange loss of $242,000.

As part of our risk management program, we also perform sensitivity analyses to assess potential changes in revenue, operating results, cash flows and financial position relating to hypothetical movements in currency exchange rates. Our sensitivity analysis of changes in the fair value of the RMB to the USD at June 30, 2012, indicated that if the USD uniformly increased in value by 10% relative to the RMB, we would have experienced a 21% decrease in net income. Conversely, a 10% increase in the value of the RMB relative to the USD at June 30, 2012, would have resulted in a 26% increase in net income.

Based on the Consumer Price Index, for the three months ended June 30, 2012, the average annual rate of inflation in China and the United States was 2.9% and 1.9%, respectively. For the six months ended June 30, 2012, the average annual rate of inflation in China and the United States was 3.3% and 2.4%, respectively. The average annual rate of inflation over the three-year period from 2009 to 2011 was 2.7% in China and 1.5% in the United States.

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

Changes in Internal Control over Financial Reporting

Our management, including our principal executive and principal financial officers have evaluated any changes in our internal control over financial reporting that occurred during the three months ended June 30, 2012, and has concluded that there was no change that occurred during the three months ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

3.1	Amended and Restated Certificate of Incorporation of the Company dated October 28, 2004. Incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2005.

3.2	Amendment to Certificate of Incorporation dated July 9, 2007. Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed July 10, 2007.

3.3	Amended and Restated Bylaws of the Company dated September 21, 2011. Incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed September 23, 2011.

3.4	Certificate of Designations of Series A Junior Participating Preferred Stock of the Company. Incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2007.

4.1	Form of Specimen Certificate representing the Common Stock of the Company. Incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form SB-2 (No. 33-78446) (the “IPO Registration Statement”).

4.2	Form of Specimen Certificate representing the Class B Common Stock of the Company. Incorporated by reference to Exhibit 4.3 to the IPO Registration Statement.

4.3	Rights Agreement, dated as of June 7, 2007, between the Company and American Stock Transfer & Trust Company, as Rights Agent, which includes a form of Right Certificate as Exhibit B and a Summary of Rights to Purchase Preferred Stock as Exhibit C. Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed June 7, 2007.

4.4	Amendment No. 1 to Rights Agreement, dated as of November 4, 2007, between the Company and American Stock Transfer & Trust Company, as Rights Agent. Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed November 7, 2007.

4.5	Amendment No. 2 to Rights Agreement, dated as of June 8, 2010, between the Company and American Stock Transfer & Trust Company, as Rights Agent. Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed June 14, 2010.

10.1	Form of Executive Officer Performance-based Restricted Stock Unit (PRSU) Grant Letter. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 14, 2012.

31.1	Certification of the Company’s Chief Executive Officer Pursuant to Rule 13a-14(a) (filed herewith)

31.2	Certification of the Company’s Chief Financial Officer Pursuant to Rule 13a-14(a) (filed herewith)

31.3	Certification of the Company’s Principal Accounting Officer Pursuant to Rule 13a-14(a) (filed herewith)

32.1	Certification of the Company’s Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 (filed herewith)

32.2	Certification of the Company’s Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 (filed herewith)

32.3	Certification of the Company’s Principal Accounting Officer Pursuant to 18 U.S.C. Section 1350 (filed herewith)

101.INS	XBRL Instance Document (furnished herewith)

101.SCH	XBRL Taxonomy Extension Schema Document (furnished herewith)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (furnished herewith)

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document (furnished herewith)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (furnished herewith)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (furnished herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHINDEX INTERNATIONAL, INC.

Dated: August 9, 2012	By:	/s/ Lawrence Pemble
Lawrence Pemble
Chief Operating Officer and Director

Dated: August 9, 2012	By:	/s/ Robert C. Low
Robert C. Low
Senior Vice President of Finance, Chief Financial Officer, and Corporate Controller
(Principal Financial and Accounting Officer)