Form 10-Q
period 2012-09-30
CHINDEX INTERNATIONAL INC
filed 2012-11-09
CIK 922717

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

The number of shares outstanding of each class of the registrant’s common equity, as of November 8, 2012, was 15,881,748 shares of Common Stock and 1,162,500 shares of Class B Common Stock.

CHINDEX INTERNATIONAL, INC.

INDEX

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CHINDEX INTERNATIONAL, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

(in thousands except share data)

(Unaudited)

	September 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$27,479	$33,755
Restricted cash	315	—
Investments	—	26,394
Accounts receivable, less allowance for doubtful accounts of $10,502 and $8,300, respectively	17,551	13,947
Receivables from affiliates	11,727	10,984
Inventories of supplies, net	2,301	2,307
Deferred income taxes	3,464	3,887
Other current assets	4,575	4,652

Total current assets	67,412	95,926
Restricted cash and sinking funds	20,605	1,030
Investments	—	100
Investment in unconsolidated affiliate	33,003	33,728
Property and equipment, net	85,915	65,465
Noncurrent deferred income taxes	728	424
Other assets	3,064	2,719

Total assets	$210,727	$199,392

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,441	$3,957
Payable to affiliates	11,691	9,404
Accrued expenses	13,191	11,735
Other current liabilities	7,557	5,549
Income taxes payable	1,856	2,141

Total current liabilities	41,736	32,786
Long-term debt and convertible debentures	23,938	23,818
Long-term deferred tax liability	289	287

Total liabilities	65,963	56,891

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value, 500,000 shares authorized, none issued	—	—
Common stock, $.01 par value, 28,200,000 shares authorized, including 3,200,000 designated Class B:
Common stock – 15,881,748 and 15,652,917 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	159	157
Class B stock – 1,162,500 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	12	12
Additional paid-in capital	121,298	118,930
Retained earnings	15,106	14,491
Accumulated other comprehensive income	8,189	8,911

Total stockholders’ equity	144,764	142,501

Total liabilities and stockholders’ equity	$210,727	$199,392

The accompanying notes are an integral part of these consolidated condensed financial statements.

CHINDEX INTERNATIONAL, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(in thousands except share and per share data)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Healthcare services revenue	$37,299	$28,815	$108,928	$82,465

Operating expenses
Salaries, wages and benefits	21,064	16,540	60,989	46,768
Other operating expenses	5,595	4,962	15,704	13,518
Supplies and purchased medical services	4,532	3,247	13,582	9,109
Bad debt expense	865	466	2,260	1,396
Depreciation and amortization	1,797	1,459	5,268	3,653
Lease and rental expense	1,915	1,651	5,602	4,450

	35,768	28,325	103,405	78,894

Income from operations	1,531	490	5,523	3,571

Other income and (expenses)
Interest income	214	192	487	552
Interest expense	(141)	(109)	(356)	(290)
Equity in (loss) income of unconsolidated affiliate	(785)	539	(573)	1,121
Miscellaneous expense - net	(5)	(6)	(5)	(73)

Income before income taxes	814	1,106	5,076	4,881
Provision for income taxes	(1,478)	(791)	(4,461)	(2,853)

Net (loss) income	$(664)	$315	$615	$2,028

Net (loss) income per common share - basic	$(.04)	$.02	$.04	$.13

Weighted average shares outstanding - basic	16,404,635	16,134,459	16,338,332	16,113,426

Net (loss) income per common share - diluted	$(.04)	$.02	$.05	$.13

Weighted average shares outstanding - diluted	16,404,635	17,250,548	17,621,675	17,411,770

The accompanying notes are an integral part of these consolidated condensed financial statements.

CHINDEX INTERNATIONAL, INC.

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(in thousands)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Net (loss) income	$(664)	$315	$615	$2,028

Other comprehensive (loss) income:
Foreign currency translation adjustment	(236)	1,350	(570)	2,335
Share of other comprehensive income of unconsolidated affiliate	12	—	(152)	361

Other comprehensive (loss) income	(224)	1,350	(722)	2,696

Comprehensive (loss) income	$(888)	$1,665	$(107)	$4,724

The accompanying notes are an integral part of these consolidated condensed financial statements.

CHINDEX INTERNATIONAL, INC.

CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands except share data)

(Unaudited)

	Common Stock		Common Stock Class B		Additional Paid In	Retained	Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Capital	Earnings	Income	Total
Balance at December 31, 2011	15,652,917	$157	1,162,500	$12	$118,930	$14,491	$8,911	$142,501
Net income	—	—	—	—	—	615	—	615
Other comprehensive loss	—	—	—	—	—	—	(722)	(722)
Stock based compensation	—	—	—	—	2,505	—	—	2,505
Purchase and retirement of restricted stock for tax withholding	(15,763)	—	—	—	(151)	—	—	(151)

Options exercised and issuance of restricted stock, net of restricted stock forfeited	244,594	2	—	—	14	—	—	16

Balance at September 30, 2012	15,881,748	$159	1,162,500	$12	$121,298	$15,106	$8,189	$144,764

The accompanying notes are an integral part of these consolidated condensed financial statements.

CHINDEX INTERNATIONAL, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine months ended September 30,
	2012	2011
OPERATING ACTIVITIES
Net income	$615	$2,028
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,268	3,653
Inventory write down	42	6
Provision for doubtful accounts	2,260	1,396
Loss on disposal of property and equipment	29	78
Equity in (loss) income of unconsolidated affiliate	573	(1,121)
Deferred income taxes	96	(1,257)
Stock based compensation	2,505	2,547
Foreign exchange loss (gain)	279	(482)
Amortization of debt issuance costs	7	7
Amortization of debt discount	186	186
Changes in operating assets and liabilities:
Restricted cash	—	300
Accounts receivable	(5,977)	(3,511)
Receivables from affiliates	(744)	2,913
Inventories of supplies	(51)	(290)
Other current assets and other assets	(354)	623
Accounts payable, accrued expenses, other current liabilities and deferred revenue	2,734	(3,859)
Payable to affiliates	2,287	946
Income taxes payable	(274)	(257)

Net cash provided by operating activities	9,481	3,906

INVESTING ACTIVITIES
Purchases of short-term investments and CDs	—	(23,518)
Proceeds from redemption of CDs	26,530	24,179
Purchases of property and equipment	(21,986)	(9,743)

Net cash provided by (used in) investing activities	4,544	(9,082)

FINANCING ACTIVITIES
Restricted cash for IFC RMB loan sinking funds	(10,940)	—
Restricted cash for Exim loan collateral	(8,957)	—
Repurchase of restricted stock for income tax withholding	(151)	(104)
Proceeds from exercise of stock options	16	114

Net cash (used in) provided by financing activities	(20,032)	10
Effect of foreign exchange rate changes on cash and cash equivalents	(269)	713

Net decrease in cash and cash equivalents	(6,276)	(4,453)
Cash and cash equivalents at beginning of period	33,755	32,007

Cash and cash equivalents at end of period	$27,479	$27,554

Supplemental disclosures of cash flow information:
Cash paid for interest	$546	$649
Cash paid for taxes	$4,626	$4,433

Non-cash investing and financing activities consist of the following:
Change in property and equipment purchases included in accounts payable	$4,118	$6,304

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

The accompanying unaudited consolidated condensed financial statements of Chindex International, Inc. have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

Note 2. INVESTMENTS

The following table summarizes the Company’s investments, including accrued interest, as of September 30, 2012 and December 31, 2011 (in thousands):

	September 30, 2012	December 31, 2011
Current investments:
Certificates of deposit	$—	$18,812
U.S. Government Sponsored Enterprises	—	1,575
Corporate bonds	—	6,007

Total current investments	$—	$26,394

Noncurrent investments:
Corporate bonds	$—	$100

Total noncurrent investments	$—	$100

The Company has no investments as of September 30, 2012.

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

Note 3. INVENTORIES OF SUPPLIES, NET

Inventories of supplies consist of medical supplies and pharmaceuticals in the amounts of $2,301,000 at September 30, 2012 and $2,307,000 at December 31, 2011.

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

Summarized Financial Information for CML

Beginning with the commencement of CML operations on January 1, 2011, Chindex follows the equity method of accounting to recognize its 49% interest in the net assets and the net earnings of CML on an on-going basis. Summarized financial information for the unconsolidated CML affiliate for which the equity method of accounting is used is presented below on a 100 percent basis. The assets and liabilities of CML as of September 30, 2012 and December 31, 2011 were as follows (in thousands):

	September 30, 2012	December 31, 2011
Current assets	$101,664	$104,726
Noncurrent assets	17,361	18,261

Total assets	$119,025	$122,987

Current liabilities	$55,548	$59,941
Noncurrent liabilities	1,741	1,539

Total liabilities	57,289	61,480
Stockholders’ equity	61,736	61,507

Total liabilities and stockholders’ equity	$119,025	$122,987

The operating results of CML for the three and nine months ended September 30, 2012 and 2011 were as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Revenue	$28,493	$32,024	$85,991	$93,855
(Loss) income before income taxes	(1,221)	1,909	178	4,207
Net (loss) income	(1,339)	1,364	(381)	3,076

CML is a 51%-owned subsidiary of FosunPharma. The assets, liabilities and stockholders’ equity in the summarized financial data table presented above for CML have been prepared on a stand-alone basis, with the assets and liabilities of the entities contributed to CML by FosunPharma reported on a historical cost basis, while the assets and liabilities acquired from Chindex have been recorded on a fair value basis. In reporting its 49% interest in the net assets and net (losses) earnings of CML using the equity method of accounting, Chindex includes its 49% interest in the stand-alone financial statements of CML, and also records adjustments to reflect the amortization of basis differences attributable to the fair values in excess of net book values of identified tangible and intangible assets contributed by FosunPharma to CML at its formation date. In addition, certain employees of CML participate in Chindex stock-based compensation programs. The expense for these stock options or restricted stock is recognized by CML as the services are provided. The total stock-based compensation expense recognized by CML for three months ended September 30, 2012 and 2011 were $346,000 and $310,000, respectively. The total stock-based compensation expense recognized by CML for the nine months ended September 30, 2012 and 2011 were $846,000 and $992,000, respectively.

For the three and nine months ended September 30, 2012, Chindex recognized a loss of $785,000 and $573,000, respectively, for its 49% equity in the operating results of CML. This consisted of losses of $1,339,000 and $381,000, respectively, for its 49% interest in the stand-alone net losses of CML (after recognition of stock-based compensation expense) and after deducting $129,000 and $387,000, respectively, for the amortization of basis differences attributable to acquired intangibles. For the three and nine months ended September 30, 2011, Chindex recognized income of $539,000 and $1,121,000, respectively, for its 49% equity in the operating results of CML. This consisted of income of $1,364,000 and $3,076,000, respectively, for its 49% interest in the stand-alone net income of CML (after recognition of stock-based compensation expense) and after deducting $129,000 and $387,000, respectively, for the amortization of basis differences attributable to acquired intangibles.

As of September 30, 2012 and December 31, 2011, Chindex had a receivable from CML entities of $11,727,000 and $10,984,000, respectively, primarily related to advance payments for procurement of medical equipment supplied under a logistics service agreement whereby CML serves as an agent for Chindex. As of September 30, 2012 and December 31, 2011, Chindex had a payable to CML entities of $11,691,000 and $9,404,000, respectively, which represented the actual purchases of medical equipment by CML on behalf of Chindex under the logistics service agreement. In October 2012, these balances were primarily settled using the proceeds of the Exim loan (see Note 15 - “Subsequent Events”).

Services Agreement

CML and Chindex entered into a services agreement (the “Services Agreement”), effective January 1, 2011. Under the Services Agreement, Chindex provides advice and support services as requested by CML. The services include management and administrative support services for marketing, sales and order fulfillment activities conducted in the United States and China, order processing and exporting of goods sold to customers in China, advice relating to the marketing of products sold in China by CML, analysis of sales opportunities and other assistance including services such as payroll, database administration, internal auditing, accounting and finance that will assist CML in carrying out its activities in the United States and China. For the three months ended September 30, 2012 and 2011, total expenses recognized by CML under the services agreement were $865,000 and $789,000, respectively, in addition to stock-based compensation. For the nine months ended September 30, 2012 and 2011, total expenses recognized by CML under the services agreement were $2,582,000 and $2,627,000, respectively, in addition to stock-based compensation.

Note 5. RESTRICTED CASH AND SINKING FUNDS

Restricted cash and sinking funds at September 30, 2012 and December 31, 2011 consist of the following:

(in thousands)

	September 30, 2012	December 31, 2011
Current
China Exim loan collateral	$315	$—

Noncurrent
IFC RMB loan sinking fund	$11,963	$1,030
China Exim loan collateral - Certificates of Deposit	8,642	—

	$20,605	$1,030

The China Exim loan collateral of $315,000 consists of a deposit for the China Exim loan on-lending fee.

The IFC RMB loan sinking fund consists of Certificates of Deposit for the advance funding of the loan principal and interest for the Company’s 2005 RMB loan from the International Finance Corporation (IFC). As of September 30, 2012, the Certificates of Deposit totaled $11,963,000, and are recorded in long-term restricted cash and sinking funds. The RMB debt is also classified as long-term and will be paid off as originally scheduled on October 15, 2015.

In June 2011, the Company entered into a contract for the purchase of $11.1 million of medical equipment to be used at our newly expanded hospital facilities in Beijing. The equipment was primarily sourced from the United States. Since the equipment is for qualified government-sponsored projects under financing agreements between the U.S. Export-Import Bank and China’s Ministry of Finance, the Company may import the equipment into China on a duty and VAT free basis. The Company entered into loan agreements for the principal amount of $11.1 million, with a term of seven years, an interest rate of 2.15%, and a collateral cash deposit of approximately $8.6 million. Certificates of Deposit in a restricted account at a major bank in China were opened in June 2012 to provide the collateral for the expected draw of $11.1 million under the loan agreements. The Certificates of Deposit earn interest at an initial rate of 3.05 percent, and the interest rate is reset every six months based on the bank’s standard rates. The remaining steps to draw the principal of the loan were completed and the entire $11.1 million was drawn on October 18, 2012. Also see Note 15 – “Subsequent Events.”

Note 6. PROPERTY AND EQUIPMENT, NET

(in thousands)

	September 30, 2012	December 31, 2011
Property and equipment, net consists of the following:
Furniture and equipment	$39,518	$25,376
Vehicles	352	240
Construction in progress	15,237	21,463
Leasehold improvements	51,473	34,566

	106,580	81,645
Less: accumulated depreciation and amortization	(20,665)	(16,180)

	$85,915	$65,465

Construction in progress relates to the development of the United Family Healthcare network of private hospitals and health clinics in China, including facilities and systems development. Construction costs incurred during the three and nine months ended September 30, 2012 primarily related to leasehold improvements and acquisition of medical equipment for the expansion of the Company’s existing Beijing hospital campus and for the Beijing rehabilitation hospital project. Capitalized interest on construction in progress was $71,000 and $129,000 during the three months ended September 30, 2012 and 2011, respectively. Capitalized interest on construction in progress was $229,000 and $402,000 during the nine months ended September 30, 2012 and 2011, respectively. Depreciation and amortization expense for property and equipment for the three and nine months ended September 30, 2012 were $1,797,000 and $5,268,000, respectively. Depreciation and amortization expense for property and equipment for the three and nine months ended September 30, 2011 were $1,459,000 and $3,653,000, respectively.

Note 7. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

(in thousands)

	September 30, 2012	December 31, 2011
Accrued expenses:
Accrued expenses- rent	$4,935	$3,775
Accrued compensation	6,232	6,056
Accrued expenses- other	2,024	1,904

	$13,191	$11,735

Other current liabilities:
Accrued other taxes payable- non-income	$899	$717
Customer deposits	4,634	3,117
Other current liabilities	2,024	1,715

	$7,557	$5,549

Note 8. DEBT

The Company’s short-term and long-term debt balances are (in thousands):

	September 30, 2012		December 31, 2011
	Short term	Long term	Short term	Long term
Long term loan	$—	$10,231	$—	$10,297
Convertible notes, net of debt discount	—	13,707	—	13,521

	$—	$23,938	$—	$23,818

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

Effective March 14, 2012, the Company entered into an Amendment and Restatement Agreement to the 2005 RMB Loan Agreement, and a Certificate of Deposit Retention and Pledge Agreement. The agreements were necessary in order to incorporate the effects of the expansion of the Beijing hospital campus on the collateral and loan covenant provisions of the original IFC 2005 RMB Loan Agreement. The revised terms of the agreements provide for (1) advance funding by the Company of the full principal and interest amounts by the purchase of a series of certificates of deposit having a face amount equal to the full principal and interest amount and the subsequent pledge of such Certificates of Deposit to the IFC, and (2) elimination of loan covenants required under the original loan agreement. The advance funding of the loan principal and interest by the Company into restricted accounts rather than paying off the debt was necessary in order to avoid significant prepayment penalties. As of September 30, 2012, the Certificates of Deposit totaled $11,963,000, and are recorded in long-term restricted cash and sinking funds. The RMB debt is classified as long-term and will be paid off as originally scheduled on October 15, 2015.

As of September 30, 2012, the outstanding balance of this debt was 64,880,000 RMB (current translated value of $10,231,000) and was classified as long-term. As the advance funding of the sinking fund does not extinguish the long-term debt liability, the entire loan is expected to be classified as long-term until a financial reporting date that is less than one year from final maturity. The balance sheet classification of the sinking fund assets is similarly noncurrent, until a date that is less than one year from the lump sum payment.

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

In connection with the issuance of the Notes, the Company incurred issuance costs of $314,000, which primarily consisted of legal and other professional fees. Of these costs, $61,000 is attributable to the Tranche A shares, $159,000 is attributable to Tranche B Notes which converted in January 2008 and the remaining $94,000 is attributable to the Tranche C Notes and has been capitalized to be amortized over the life of the Notes. As of September 30, 2012 and December 31, 2011, the unamortized financing cost was $47,000 and $54,000, respectively, and is included in Other Assets in the consolidated condensed balance sheets.

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

The debt discount pursuant to the Notes as of September 30, 2012 and December 31, 2011 was $1,293,000 and $1,479,000, respectively. Amortization of the discount was approximately $62,000 for each of the three months ended September 30, 2012 and 2011. Amortization of the discount was approximately $186,000 for each of the nine months ended September 30, 2012 and 2011.

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

Debt Payments Schedule

The following table sets forth the Company’s debt obligations as of September 30, 2012:

	(In thousands)

	Total	2012	2013	2014	2015	Thereafter
Long term loan	$10,231	$—	$—	$—	$10,231	$—
Convertible notes	15,000	—	—	—	—	15,000

Total	$25,231	$—	$—	$—	$10,231	$15,000

Note 9. TAXES

We recorded a $1,478,000 provision for taxes in the three months ended September 30, 2012 compared to a provision for taxes of $791,000 for the three months ended September 30, 2011. We recorded a $4,461,000 provision for taxes in the nine months ended September 30, 2012 compared to a provision for taxes of $2,853,000 for the nine months ended September 30, 2011. The effective tax rate was calculated in accordance with ASC 740-270. Our tax expense includes the effect of losses in entities for which we cannot recognize a benefit in accordance with the provisions of ASC 270 and ASC 740-270 and the effect of valuation allowance for deferred tax assets.

The Company’s effective tax rate is higher in the three and nine months ended September 30, 2012 than in the three and nine months ended September 30, 2011. The table below provides detail into our consolidated pretax income (loss) and provision for income tax by separating this information into three categories: operating entities, start-up entities and corporate entities. Our operating entities consist of our established hospitals and clinics in China, and which therefore record tax expense at the China statutory rate of approximately 25%. Our start up entities in the table below consist of our newly-opened hospital in Tianjin and the rehabilitation hospital in Beijing, which is still in development, and no tax benefit has been recorded for the effect of the start up losses for those entities. Our parent company and subsidiary holding companies, referred to as the corporate entities in the table below, have incurred losses for which no tax benefits were recorded.

(in thousands)

Period ended September 30, 2012
	Three months			Nine months
	Income (loss) Before Income Taxes	Provision for Income Taxes	Effective Tax Rate	Income (loss) Before Income Taxes	Provision for Income Taxes	Effective Tax Rate
Operating Entities	$4,476	$1,618	36%	$15,363	$4,574	30%
Start-Up Entities	(2,001)	—	0%	(6,935)	—	0%
Corporate Entities	(1,661)	(140)	8%	(3,352)	(113)	3%

Total	$814	$1,478	182%	$5,076	$4,461	88%

Period ended September 30, 2011
	Three months			Nine months
	Income (loss) Before Income Taxes	Provision for Income Taxes	Effective Tax Rate	Income (loss) Before Income Taxes	Provision for Income Taxes	Effective Tax Rate
Operating Entities	$2,358	$690	29%	$9,222	$2,676	29%
Start-Up Entities	(412)	—	0%	(734)	—	0%
Corporate Entities	(840)	101	-12%	(3,607)	177	-5%

Total	$1,106	$791	72%	$4,881	$2,853	58%

We recognize interest and penalties related to uncertain tax positions in income tax expense. As of September 30, 2012 and December 31, 2011, we had no accrued interest or penalties related to uncertain tax positions.

Note 10. EARNINGS PER SHARE

The Company follows ASC 260 whereby basic earnings per share excludes any dilutive effects of options, restricted stock, performance restricted stock units and convertible securities and diluted earnings per share includes such effects. The Company does not include the effects of stock options, restricted stock, performance restricted stock units and convertible securities for periods when such an effect would be antidilutive.

The following is a reconciliation of the numerators and denominators of the basic and diluted Earnings per Share (EPS) computations for net (loss) income and other related disclosures (in thousands, except for share and per share data):

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Basic net (loss) income per share computation:
Numerator:
Net (loss) income	$(664)	$315	$615	$2,028
Denominator:
Weighted average shares outstanding- basic	16,404,635	16,134,459	16,338,332	16,113,426

Net (loss) income per common share - basic:	$(.04)	$.02	$.04	$.13

Diluted net (loss) income per share computation:
Numerator:
Net (loss) income	$(664)	$315	$615	$2,028
Interest expense for convertible notes	62	62	186	186

Numerator for diluted earnings per share	$(602)	$377	$801	$2,214

Denominator:
Weighted average shares outstanding- basic	16,404,635	16,134,459	16,338,332	16,113,426
Effect of dilutive securities:
Shares issuable upon exercise of dilutive outstanding stock options, performance restricted stock units, conversion of convertible debentures, vesting of restricted stock:	—	1,116,089	1,283,343	1,298,344

Weighted average shares outstanding-diluted	16,404,635	17,250,548	17,621,675	17,411,770

Net (loss) income per common share - diluted:	$(.04)	$.02	$.05	$.13

For the three months ended September 30, 2012 and 2011, there were 622,394 and 449,214 shares, respectively, which were not included in the calculation of diluted net (loss) income per share as the effect would have been antidilutive. For the nine months ended September 30, 2012 and 2011, there were 1,038,683 and 178,848 shares, respectively, which were not included in the calculation of diluted net (loss) income per share as the effect would have been antidilutive.

During the first quarter of 2012, the Company granted PRSU awards representing at target approximately 214,000 shares. The Company includes the shares underlying the PRSU awards in the calculation of diluted EPS when they become contingently issuable and excludes such shares when they are not contingently issuable. Accordingly, in the third quarter of 2012, the Company has excluded such shares when calculating diluted EPS for the three and nine-month periods as the performance conditions underlying the awards have not yet been satisfied.

Note 11. STOCKHOLDERS’ EQUITY

Stock-Based Compensation

The Company incurred stock based compensation expense of $904,000 for the three months ended September 30, 2012 and $878,000 for the three months ended September 30, 2011 for Company employees and outside directors. The Company incurred stock based compensation expense of $2,505,000 for the nine months ended September 30, 2012 and $2,547,000 for the nine months ended September 30, 2011 for Company employees and outside directors.

In 2012 and 2011, the Company granted restricted stock that vest over a three or five year period to certain employees. In 2011, the Company granted stock options that vest over a four year period to certain employees. The Company also granted restricted stock to independent directors of 51,715 shares in May 2012. Option awards are granted with an exercise price equal to the market price of the Company’s stock on the date of grant. Stock options have up to 10-year contractual terms. The Company recognizes expense ratably over the vesting period of the stock options or restricted stock, net of estimated forfeitures. The Company will record additional expense if the actual forfeitures are lower than estimated and will record a recovery of prior expense if the actual forfeitures are higher than estimated.

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

The following table summarizes the stock option activity during the nine months ended September 30, 2012:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)*
Options outstanding at December 31, 2011	1,206,439	$10.35
Granted	—	—
Exercised	(9,024)	1.78
Canceled	(2,900)	13.26
Expired	(12,775)	11.54

Options outstanding at September 30, 2012	1,181,740	$10.40	4.85	$2,180

Options exercisable at September 30, 2012	1,112,148	$10.19	4.69	$2,180

*	The aggregate intrinsic value on this table was calculated based on the positive difference between the closing market price of the Company’s common stock on September 30, 2012 ($10.33) and the exercise price of the underlying options.

During the nine months ended September 30, 2012 and 2011, the total intrinsic value of stock options exercised was $77,000 and $112,000, respectively, and the actual cash received upon exercise of stock options was $16,000 and $114,000 respectively. The unamortized fair value of the stock options as of September 30, 2012 was $475,000, the majority of which is expected to be expensed over the weighted-average period of 1.37 years.

The following table summarizes activity relating to restricted stock for the nine months ended September 30, 2012:

	Number of shares underlying restricted stock	Aggregate Intrinsic Value of Restricted Stock (in thousands) *
Outstanding at December 31, 2011	525,800
Granted	240,715
Vested	(132,510)
Forfeited	(5,145)

Outstanding at September 30, 2012	628,860	$6,496

Expected to vest	588,018	$6,074

*	The aggregate intrinsic value on this table was calculated based on the closing market price of the Company’s common stock on September 30, 2012 ($10.33).

The weighted average remaining contractual term of the restricted stock, calculated based on the service-based term of each grant, is approximately two years. As of September 30, 2012, the unamortized fair value of the restricted stock was $5,896,000. This unamortized fair value is expected to be expensed over the weighted-average period of 2.52 years. Restricted stock is valued at the stock price on the date of grant.

Long-Term Incentive Plan

On March 28, 2012, the Company’s Compensation Committee, with the assistance of its independent executive compensation consultant, adopted a newly-designed long-term incentive program (“LTIP”) under our amended and restated 2007 Stock Incentive Plan (the “Plan”) for 2012 grants to executive officers and other key employees of performance-based restricted stock units (“PRSUs”), subject to shareholder approval (the “Shareholder Approval”) of the Plan which was received at our May 31, 2012 annual meeting of shareholders. The new program closely aligns the equity compensation paid to participants with the achievement of pre-set quantitative metrics. The new program also is intended to enable our equity awards to be deductible as performance-based compensation in accordance with Section 162(m) of the Internal Revenue Code.

The awards under the new program are initially expressed as a target number of units. The target number of units will be adjusted to reflect the attainment of Company performance metrics during the applicable performance period which in the case of the awards granted in 2012 is calendar year 2012. The 2012 awards became effective upon our Shareholder Approval. The performance metrics used for these awards are Revenue and Adjusted EBITDA Margin, with the adjustment to the target number of units based on a combination of the level of performance on these metrics, ranging from zero if performance does not meet specified levels up to a maximum of 150% of the target number of units. The number of units so determined will be increased or decreased by up to 25% based on the Company’s stock performance during 2012 relative to the performance of the Halter USX China Index (an index calculated by the NYSE Arca of selected companies whose common stock is publicly traded in the United States and the majority of whose business is conducted within the People’s Republic of China, that have an average market capitalization greater than $50 million for the preceding 40 days, and that trade on the NYSE or NASDAQ). The number of units earned after this adjustment is subject to vesting based on continued employment, with one-third of the units vesting at the end of each of 2013, 2014, and 2015, subject to accelerated vesting in specified events. Upon the vesting of a unit, the award holder will receive one share of our common stock in settlement of that unit. The number of target PRSUs awarded in 2012 under the LTIP is 214,000. Upon the completion of the service period, vested PRSUs will be settled by the delivery of Chindex common stock. Compensation expense will be based on the estimated fair value of the PRSUs at the grant date, using a Monte Carlo simulation and will be recognized over the combined performance and service periods of approximately 3.6 years, beginning on June 1, 2012. The Company recognized expense of $110,000 and $438,000 for the LTIP in the three and nine months ended September 30, 2012. There was no comparable expense in the prior year period. As of September 30, 2012, the unamortized fair value of the PRSUs expected to be awarded was $2,974,00. This unamortized fair value is expected to be expensed over the period through December 31, 2015, as adjusted to reflect the actual number of PRSUs awarded.

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

Pursuant to the Stock Purchase Agreement, the sale of the Shares would be completed in two closings. The initial closing occurred on August 27, 2010, at which the Company issued 933,022 Shares to Investor for an aggregate purchase price of $13,995,330. At the second closing (the “Second Closing”) under the Stock Purchase Agreement, the Company would sell the remaining 1,057,425 Shares to Investor for an aggregate purchase price of $15,861,375. The

Second Closing has been subject to the consummation of CML, which was initially formed effective December 31, 2010 and recently fully consummated. CML engages in the businesses of, among other things, (i) the marketing, distribution and servicing of medical equipment in China and Hong Kong (except that sales and distribution related activities in relation to sales and servicing in China and Hong Kong may take place in other jurisdictions) and (ii) the manufacturing, marketing, sales and distribution of medical devices and medical equipment and consumables, including our former Medical Products division. CML is 51%-owned by FosunPharma and 49%-owned by the Company. The Stock Purchase Agreement further provides that in the event that CML were not consummated within a prescribed period, then the Stock Purchase Agreement may be terminated by either party solely with respect to the Second Closing, provided the absence of such consummation was not principally caused by the terminating party. Although the prescribed period elapsed prior to the consummation of CML, no party has terminated the Stock Purchase Agreement, which remains in full force and effect. Nonetheless, as a practical matter, as a result of such elapse, either party may elect such termination (subject to such proviso), and thus there may be no obligation to consummate the Second Closing.

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

Note 13. COMMITMENTS AND CONTINGENCIES

Leases

The Company leases office space, warehouse space, and space for hospital and clinic operations under operating leases. Future minimum payments under these non-cancelable operating leases consist of the following (in thousands):

Three months ending December 31,
2012	$1,851
Year ending December 31,
2013	6,912
2014	5,972
2015	5,807
2016	4,732
Thereafter	42,557

Net minimum rental commitments	$67,831

The above leases require the Company to pay certain pass through operating expenses and rental increases based on inflation.

Rental expense was approximately $1,915,000 and $1,651,000 for the three months ended September 30, 2012 and 2011, respectively. Rental expense was approximately $5,602,000 and $4,450,000 for the nine months ended September 30, 2012 and 2011, respectively.

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

As of September 30, 2012:
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

The fair value of the Company’s convertible debt was calculated based on an estimate of the present value of the debt payments combined with an estimate of the value of the conversion option, using the Black-Scholes option pricing model. For the Company’s other long-term debt, the fair value was calculated based on an estimate of the present value of the debt payments. As of September 30, 2012, the carrying value of the Company’s convertible debt, net of debt discount, and the long-term debt outstanding for the IFC 2005 RMB Loan was $23.9 million, and the estimated fair value was $25.3 million. Since the full principal amount of the IFC 2005 RMB Loan of $10.3 million has been funded into a restricted account for the benefit of the lender, that amount has been used as the fair value. The carrying amounts of the remaining debt instruments approximate fair value, as the instruments are subject to variable rates of interest or have short maturities.

Note 15. SUBSEQUENT EVENTS – DEBT ISSUANCE

In June 2011, the Company entered a contract for the purchase of $11.1 million of medical equipment to be used at our newly expanded hospital facilities in Beijing. The equipment was primarily sourced from the United States. As qualified government-sponsored projects under financing agreements between the U.S. Export-Import Bank and China’s Ministry of Finance, this would allow the Company to import the equipment into China on a duty and VAT free basis. The Company entered into loan agreements for the principal amount of $11.1 million, with a term of seven years, an interest rate of 2.15%, and a collateral cash deposit of approximately $8.6 million. Certificates of Deposit in a restricted account were opened in June 2012 to provide the collateral for the expected draw of $11.1 million under the loan agreements. The remaining steps to draw the principal of the loan were completed and the entire $11.1 million was drawn on October 18, 2012.

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

RESULTS OF OPERATIONS

Three months ended September 30, 2012 compared to three months ended September 30, 2011

Overview of Consolidated Results

We own and operate the United Family Healthcare network of private hospitals and clinics in the People’s Republic of China. United Family Healthcare currently operates hospitals and affiliated clinic facilities in the Beijing, Shanghai, Tianjin and Guangzhou markets. Our network operations in the Beijing, Shanghai and Guangzhou markets have earned the accreditation of the Joint Commission International. Our current network operations include the following facilities:

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

In Beijing, development of the rehabilitation hospital for expansion of our services for those seeking quality premium care when recovering from surgeries or debilitating illnesses in the neurological cardiac and orthopedic areas, as well as the initial design and renovation of a future affiliated clinic in the Central Business District.

In Shanghai, continued expansion at our flagship hospital campus in Puxi as well as the expansion of the affiliated clinic adjoining our main hospital campus, as well as at our managed clinic in the Pudong district.

In Tianjin, expansion through development of a freestanding clinic that will coordinate services with our newly opened hospital.

In Guangzhou, expansion of our existing affiliated clinic services and development of a new hospital expected to open in 2014-2015.

In connection with our expansion plans outlined above, over the next twelve months we have planned capital expenditures of up to $33 million for construction, equipment and information systems (see “Liquidity and Capital Resources”). During the three months ended September 30, 2012, the development, pre-opening and start up expenses, including post-opening expenses, for these projects were $2,716,000 compared to $2,392,000 in the comparable prior year period, reflecting primarily expenses incurred for the Beijing, Tianjin and Pudong projects.

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

Our discussion and analysis below relates to the revenue and expenses of our healthcare services business for the three months ended September 30, 2012 compared to the comparable prior year period.

Net Revenue

(in thousands)

	Three months ended September 30,
	2012	2011	Change
Healthcare services net revenue	$37,299	$28,815	29%

Our healthcare services revenue for the three months ended September 30, 2012 was $37,299,000, a 29% increase from the three months ended September 30, 2011 revenue of $28,815,000. The increase in net revenue is attributable to growth in both inpatient and outpatient services.

The table below identifies the relative contribution of inpatient and outpatient services to gross revenue:

	Three months ended September 30,
	2012	2011
Inpatient/Outpatient gross revenue percentages
Inpatient services as percent of gross revenue	44%	42%
Outpatient services as percent of gross revenue	56%	58%

	100%	100%

The table below identifies the primary service lines contributing to gross revenue:

	Three months ended September 30,
	2012	2011
Gross revenue by service line (hospital facilities only):
Surgical services	20.0%	19.0%
OB/GYN	16.1%	16.0%
Pediatrics	7.6%	7.2%
Ancillary services
Laboratory	9.5%	10.0%
Radiology	9.8%	10.7%
Pharmacy	11.1%	12.6%
All other services	25.9%	24.5%

	100%	100%

Operating expenses

(in thousands)

	Three months ended September 30,
	2012	2011	Change
Salaries, wages and benefits	$21,064	$16,540	27%
Other operating expenses	5,595	4,962	13%
Supplies and purchased medical services	4,532	3,247	40%
Bad debt expense	865	466	86%
Depreciation and amortization	1,797	1,459	23%
Lease and rental expense	1,915	1,651	16%

	$35,768	$28,325	26%

Salaries, wages and benefits increased 27% in the recent period compared to the comparable prior year period primarily due to the increased headcount of 38.1% associated with the revenue increases and development activities. The increase in headcount was due to both increased activities in our existing facilities as well as for hiring new personnel to staff our expanded Beijing and new Tianjin facilities.

Other operating expenses increased by $633,000, or 13%, primarily due to increased service fees of $493,000, maintenance expenses for equipment of $209,000 and building utilities of $184,000, partially offset by decreased legal fees of $319,000. In addition, the Company incurred a foreign exchange loss of $37,000 for the three months ended September 30, 2012 compared to a foreign exchange gain of $224,000 for the three months ended September 30, 2011.

Supplies and purchased medical services increased by $1,285,000, or 40%. Supplies expense increased approximately $1,210,000, or 43% primarily due to increased usage of medical supplies and pharmaceuticals related to higher volume of patient procedures as well as initial stocking of operating supplies for departments in the new Tianjin hospital and other new services in Beijing. Purchased medical services increased by approximately $75,000, or 18%.

Bad debt expense increased by $399,000, and, as a percentage of net revenue, bad debt expense was 2.3% in 2012, compared to 1.6% in the prior year period, both of which are in line with our historic averages.

Depreciation and amortization expense increased by $338,000, or 23% to $1,797,000, primarily due to the opening of expanded facilities, which are now being depreciated.

Lease and rental expense increased to $1,915,000 in the recent period compared to $1,651,000 in the prior year period, primarily due to the increase in the total building space utilized in the expanded operations of our hospital and clinic network.

Other Income and Expenses

Interest income during the three months ended September 30, 2012 and 2011 were $214,000 and $192,000, respectively, as interest rates on cash balances continued to be very low.

Interest expense during the three months ended September 30, 2012 and 2011 were $141,000 and $109,000, respectively, due to decreases of capitalized interest.

Equity in loss of unconsolidated affiliates was $785,000 for the three months ended September 30, 2012. Equity in income of unconsolidated affiliates was $539,000 for the three months ended September 30, 2011. These represent our 49% interest in the net income of CML.

Taxes

We recorded a provision for taxes of $1,478,000 (an effective tax rate of approximately 182%) in the three months ended September 30, 2012, compared to a provision for taxes of $791,000 (an effective tax rate of approximately 72%) in the three months ended September 30, 2011. The effective tax rate for our operating entities was 36% compared to 29% in the comparable prior year period. The remaining portion of the variance in the effective tax rate in the current quarter is primarily due to the effect of losses in start-up entities and corporate entities for which we cannot recognize tax benefit.

Nine months ended September 30, 2012 compared to Nine months ended September 30, 2011

Overview of Consolidated Results

We own and operate the United Family Healthcare network of private hospitals and clinics in the People’s Republic of China. United Family Healthcare currently operates hospitals and affiliated clinic facilities in the Beijing, Shanghai, Tianjin and Guangzhou markets. Our network operations in the Beijing, Shanghai and Guangzhou markets have earned the accreditation of the Joint Commission International. Our current network operations include the following facilities:

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

In Beijing, development of the rehabilitation hospital for expansion of our services for those seeking quality premium care when recovering from surgeries or debilitating illnesses in the neurological cardiac and orthopedic areas, as well as the initial design and renovation of a future affiliated clinic in the Central Business District.

In Shanghai, continued expansion at our flagship hospital campus in Puxi as well as the expansion of the affiliated clinic adjoining our main hospital campus, as well as at our managed clinic in the Pudong district.

In Tianjin, expansion through development of a freestanding clinic that will coordinate services with our newly opened hospital.

In Guangzhou, expansion of our existing affiliated clinic services and development of a new hospital expected to open in 2014-2015.

In connection with our expansion plans outlined above, over the next twelve months we have planned capital expenditures of up to $33 million for construction, equipment and information systems (see “Liquidity and Capital Resources”). During the nine months ended September 30, 2012, the development, pre-opening and start up expenses, including post-opening expenses, for these projects were $8,457,000 compared to $5,182,000 in the comparable prior year period, reflecting primarily expenses incurred for the Beijing, Tianjin and Pudong projects.

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

Our discussion and analysis below relates to the revenue and expenses of our healthcare services business for the nine months ended September 30, 2012 compared to the comparable prior year period.

Net Revenue

(in thousands)

	Nine months ended September 30,
	2012	2011	Change
Healthcare services net revenue	$108,928	$82,465	32%

Our healthcare services revenue for the nine months ended September 30, 2012 was $108,928,000, a 32% increase from the nine months ended September 30, 2011 revenue of $82,465,000. The increase in net revenue is attributable to growth in both inpatient and outpatient services.

The table below identifies the relative contribution of inpatient and outpatient services to gross revenue:

	Nine months ended September 30,
	2012	2011
Inpatient/Outpatient gross revenue percentages
Inpatient services as percent of gross revenue	41%	41%
Outpatient services as percent of gross revenue	59%	59%

	100%	100%

The table below identifies the primary service lines contributing to gross revenue:

	Nine months ended September 30,
	2012	2011
Gross revenue by service line (hospital facilities only):
Surgical services	20.1%	18.3%
OB/GYN	14.8%	15.0%
Pediatrics	7.5%	7.7%
Ancillary services
Laboratory	9.9%	10.2%
Radiology	10.5%	11.0%
Pharmacy	11.6%	12.0%
All other services	25.6%	25.8%

	100%	100%

Operating expenses

(in thousands)

	Nine months ended September 30,
	2012	2011	Change
Salaries, wages and benefits	$60,989	$46,768	30%
Other operating expenses	15,704	13,518	16%
Supplies and purchased medical services	13,582	9,109	49%
Bad debt expense	2,260	1,396	62%
Depreciation and amortization	5,268	3,653	44%
Lease and rental expense	5,602	4,450	26%

	$103,405	$78,894	31%

Salaries, wages and benefits increased 30% in the recent period compared to the comparable prior year period primarily due to the increased headcount of 36.1% associated with the revenue increases and development activities. The increase in headcount was due to both increased activities in our existing facilities as well as for hiring new personnel to staff our expanded Beijing and new Tianjin facilities.

Other operating expenses increased by $2,186,000, or 16%, primarily due to increased service fees of $1,192,000, building utilities of $476,000, office supplies of $423,000, and other outside services of approximately $472,000, partially offset by decreased legal fees of $587,000. In addition, the Company incurred a foreign exchange loss of $279,000 for the nine months ended September 30, 2012 compared to a foreign exchange gain of $482,000 for the nine months ended September 30, 2011.

Supplies and purchased medical services increased by $4,473,000, or 49%. Supplies expense increased approximately $4,187,000, or 53% primarily due to increased usage of medical supplies and pharmaceuticals related to higher volume of patient procedures as well as initial stocking of operating supplies for departments in the new Tianjin hospital and other new services in Beijing purchased medical services increased of approximately $286,000, or 24%.

Bad debt expense increased by $864,000, and, as a percentage of net revenue, bad debt expense was 2.0% in 2012, compared to 1.7% in the comparable prior year period, both of which are in line with our historic averages.

Depreciation and amortization expense increased by $1,615,000, or 44% to $5,268,000, primarily due to the opening of expanded facilities, which are now being depreciated.

Lease and rental expense increased to $5,602,000 in the recent period compared to $4,450,000 in the prior year period, primarily due to the increase in the total building space utilized in the expanded operations of our hospital and clinic network.

Other Income and Expenses

Interest income during the nine months ended September 30, 2012 and 2011 were $487,000 and $552,000, respectively, as interest rates on cash balances continued to be very low.

Interest expense during the nine months ended September 30, 2012 and 2011 were $356,000 and $290,000, respectively, due to decreases of capitalized interest.

Equity in loss of unconsolidated affiliates was $573,000 for the nine months ended September 30, 2012. Equity in income of unconsolidated affiliates was $1,121,000 for the nine months ended September 30, 2011. These represent our 49% interest in the net (loss) income of CML.

Taxes

We recorded a provision for taxes of $4,461,000 (an effective tax rate of approximately 88%) in the nine months ended September 30, 2012, compared to a provision for taxes of $2,853,000 (an effective tax rate of approximately 59%) in the nine months ended September 30, 2011. The effective tax rate for our operating entities was 30% compared to 29% in the comparable prior year period. The remaining portion of the variance in the effective tax rate in the current year period is primarily due to the effect of losses in start-up entities and corporate entities for which we cannot recognize tax benefit.

LIQUIDITY AND CAPITAL RESOURCES

The following table sets forth our cash, investments, and accounts receivable as of September 30, 2012 and December 31, 2011 (in thousands):

	September 30, 2012	December 31, 2011
Cash and cash equivalents	$27,479	$33,755
Investments	—	26,394
Accounts receivable	17,551	13,947
Receivables from affiliates	11,727	10,984

Cash Flows

The following table sets forth a summary of our cash flows from operating activities for the nine months ended September 30, 2012 and 2011 (in thousands):

	Nine months ended September 30,
	2012	2011
OPERATING ACTIVITIES
Net income	$615	$2,028
Non cash items	11,245	5,013
Changes in operating assets and liabilities:
Restricted cash	—	300
Accounts receivable	(5,977)	(3,511)
Receivable from affiliates	(744)	2,913
Inventories	(51)	(290)
Accounts payable, accrued expenses, other current liabilities and deferred revenue	2,734	(3,859)
Payable to affiliates	2,287	946
Other	(628)	366

Net cash provided by operating activities	$9,481	$3,906

Operating cash flow for the nine months ended September 30, 2012 was higher than the nine months ended September 30, 2011, primarily due to the increases in accounts payable and payable from affiliates.

The following table sets forth a summary of our cash flows from investing activities for the nine months ended September 30, 2012 and 2011 (in thousands):

	Nine months ended September 30,
	2012	2011
INVESTING ACTIVITIES
Purchases of short-term investments and CDs	$—	$(23,518)
Proceeds from redemption of CDs	26,530	24,179
Purchases of property and equipment	(21,986)	(9,743)

Net cash provided by (used in) investing activities	$4,544	$(9,082)

In the nine months ended September 30, 2011, the Company purchased short-term investments and Certificates of Deposit of $23.5 million; there was no comparable investing activity in the nine months ended September 30, 2012 as the Company utilized cash to fund the IFC RMB loan sinking funds of $11.9 million and to fund restricted cash for the Exim loan collateral of $9 million.

Investing activities for the nine months ended September 30, 2012 and 2011 included acquisitions of property and equipment in connection with our ongoing development and expansion of the United Family Healthcare network of private hospitals and clinics.

The following table sets forth a summary of our cash flows from financing activities for the nine months ended September 30, 2012 and 2011 (in thousands):

	Nine months ended September 30,
	2012	2011
FINANCING ACTIVITIES
Restricted cash for IFC RMB loan sinking funds	$(10,940)	$—
Restricted cash for Exim loan collateral	(8,957)	—
Repurchase of restricted stock for income tax withholding	(151)	(104)
Proceeds from exercise of stock options	16	114

Net cash (used in) provided by financing activities	$(20,032)	$10

As of September 30, 2012, the Company utilized cash to fund the IFC RMB loan sinking funds of $11 million and to fund restricted cash for the Exim loan collateral of $9 million.

Capital Resources and Financing Requirements

Over the next twelve months, we anticipate total capital expenditures of up to approximately $33 million related to the maintenance and expansion of our business operations. Of this amount, up to approximately $5 million would be for maintenance and organic growth at our existing facilities in Beijing and Shanghai and up to approximately $1 million would be primarily related to network IT investment. Expansion projects would be expected to account for up to approximately $27 million of the remaining expenditures. Specifically, we anticipate final payments related to the expansion of the Beijing hospital main campus, New Hope clinic and Shunyi clinic to be approximately $1 million; final payments related to the opening of the Tianjin hospital to be approximately $2 million; and expenditures to be approximately $24 million for the Beijing Rehabilitation project. We intend to fund these expenditures through corporate capital reserves, anticipated loan financings as described below and cash flow from operations. Registered foreign debt is expected to be secured by each operating foreign invested joint venture upon obtaining required governmental and credit approvals.

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

In addition, in October 2012, we completed the draw down of $11.1 million in loans at our hospital facilities in Beijing secured in part by U.S. Export-Import Bank guarantees. This loan was used for the purchase of medical equipment at our newly expanded facilities in Beijing, allowing us to import equipment into China on a duty and VAT free basis. The loan has a term of seven years, an interest rate of 2.15% and required a collateral cash deposit of approximately $8.6 million.

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

FOREIGN CURRENCY EXCHANGE AND IMPACT OF INFLATION

Because we receive 100% of our revenue and generate approximately 97% of our expenses within China, we have foreign currency exchange risk. The Chinese currency (RMB) is not freely traded and is closely controlled by the Chinese Government. The U.S. dollar (USD) has experienced volatility in world markets recently. During the nine months ended September 30, 2012, the RMB appreciated approximately 0.6% against the USD, resulting in an exchange loss of $279,000.

As part of our risk management program, we also perform sensitivity analyses to assess potential changes in revenue, operating results, cash flows and financial position relating to hypothetical movements in currency exchange rates. Our sensitivity analysis of changes in the fair value of the RMB to the USD at September 30, 2012, indicated that if the USD uniformly increased in value by 10% relative to the RMB, we would have experienced a 62% decrease in net income. Conversely, a 10% increase in the value of the RMB relative to the USD at September 30, 2012, would have resulted in a 76% increase in net income.

Based on the Consumer Price Index, for the three months ended September 30, 2012, the average annual rate of inflation in China and the United States was 1.9% and 1.7%, respectively. For the nine months ended September 30, 2012, the average annual rate of inflation in China and the United States was 2.9% and 2.1%, respectively. The average annual rate of inflation over the three-year period from 2009 to 2011 was 2.7% in China and 1.5% in the United States.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company holds the majority of all cash assets in Certificates of Deposit in major international banks. Therefore, the Company believes that its market risk exposures are immaterial and reasonable possible near-term changes in market interest rates will not result in material near-term reductions in other income, material changes in fair values or cash flows. The Company does not have instruments for trading purposes. Instruments for non-trading purposes are operating and development cash assets held in interest-bearing accounts. The Company is exposed to certain foreign currency exchange risk (See “Foreign Currency Exchange and Impact of Inflation”).

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

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. A control deficiency exists when the design or operation of a control does not allow management or employees, in the ordinary course of performing their assigned functions, to prevent or detect misstatements on a timely basis. A significant deficiency is a control deficiency, or combination of control deficiencies, that adversely affects the Company’s ability to initiate, authorize, record, process, or report external financial data reliably in accordance with GAAP, such that there is a more than remote likelihood that a misstatement of the Company’s annual or interim financial statements that is more than inconsequential will not be prevented or detected. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Our CEO and CFO have concluded that, as of the end of the period covered by this quarterly report on Form 10-Q, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

Our management, including our principal executive and principal financial officers have evaluated any changes in our internal control over financial reporting that occurred during the three months ended September 30, 2012, and has concluded that there was no change that occurred during the three months ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

CHINDEX INTERNATIONAL, INC.

Dated: November 9, 2012	By:	/s/ Lawrence Pemble
Lawrence Pemble
Chief Operating Officer and Director

Dated: November 9, 2012	By:	/s/ Robert C. Low
Robert C. Low
Senior Vice President of Finance, Chief Financial Officer, and Corporate Controller
(Principal Financial and Accounting Officer)