Form 10-K
period 2012-12-31
CHINDEX INTERNATIONAL INC
filed 2013-03-15
CIK 922717

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of June 30, 2012 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $146,608,451.

The number of shares outstanding of each of the registrant’s class of common equity, as of March 11, 2013, was 15,904,836, shares of Common Stock and 1,162,500 shares of Class B Common Stock.

Documents Incorporated by Reference: Part III: Proxy Statement with respect to the Registrant’s 2013 annual meeting of shareholders.

CHINDEX INTERNATIONAL, INC.

PART I

ITEM 1.	BUSINESS

General

Chindex International, Inc. (which we refer to as “Chindex” or “the Company,” “we” or “us”), founded in 1981, is an American health care company providing premium quality healthcare services in China through the operations of United Family Healthcare (“United Family” or “UFH”), a network of private primary care hospitals and affiliated ambulatory clinics. United Family currently operates in Beijing, Shanghai, Tianjin and Guangzhou. This is the only multi-city, multi-facility, foreign owned and operated hospital network in China. Our hospitals and clinics are staffed by a mix of Western and Chinese physicians. For the year ended December 31, 2012, our healthcare services business reported revenue of $152 million, a growth of 33% over the prior year. Our strategy is to continue our growth as a leading integrated healthcare provider in Greater China.

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

Existing Facilities

We opened our first hospital facility in Beijing in 1997 and since inception have continuously pursued a strategy of expansion and market penetration. Our current operations consist of:

•	Our flagship Beijing hospital, which was the first private international-standards hospital in Beijing, recently was expanded to 120 licensed beds.

•	Four separate freestanding clinics in Beijing that coordinate services with our flagship hospital.

•	A freestanding outpatient comprehensive cancer treatment center in Beijing.

•	Our flagship Shanghai hospital, which offers 50 licensed beds. Three medical clinics and one dental clinic in the Shanghai region coordinate services with our flagship hospital.

•	Our Tianjin hospital, which offers 26 licensed beds.

•	Our Guangzhou clinic, which offers a broad scope of clinical services.

Expansion Projects

The Chinese Government’s ongoing healthcare reform program encourages private investment, as the primary source for development of specialty and premium healthcare services within the Chinese healthcare system. We are one of the largest and most experienced operators of premium healthcare services in China. As such, we have developed a strategy of expansion of services and facilities within cities where we are already operating, as well as expansion projects for facilities in other economically-thriving, second tier cities:

•

In Beijing, continued expansion at our flagship hospital campus, where we recently more than doubled our licensed beds. Further free-standing clinic development in order to achieve better geographic coverage within the city.

•

The 150-bed United Family Rehabilitation Hospital will open in the Spring of 2013, offering state of the art in-patient and day care rehabilitation services for post operative, neurological, orthopedic and cardiac patients.

•

In Shanghai, continued expansion at our flagship hospital campus in Puxi and at our managed clinic in the Pudong district. We are also actively looking for a hospital site in Pudong and exploring several new clinic sites.

•	In Guangzhou, development and opening of a new hospital expected in the 2014-2015 period.

•	New hospital facilities are planned to be built over the next few years in several other second tier cities.

Change in Fiscal Yearend

On September 27, 2010, the Board of Directors approved the change of the Company’s fiscal yearend from March 31 to December 31 each year, commencing with December 31, 2010.

Medical Equipment Distribution Joint Venture

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

Our Healthcare Services Business

The United Family network is a leading international-standard healthcare provider committed to providing comprehensive and integrated healthcare services in a warm and caring patient and family service-oriented environment to the largest urban centers in China. Our patient base includes the expatriate communities and China’s own rapidly growing upper-middle class. United Family generally transacts business in local Chinese currency. Services provided to patients who are not covered by insurance are on a fee-for-services cash basis.

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

Emphasizing the need for a full spectrum of healthcare services, United Family facilities engage patients with services in well-care, including check-ups and preventive services (routine visits in the absence of illness), diagnostics, and patient-centered care (involving the patient in healthcare decisions) for chronic and acute diseases, both in-patient and ambulatory, as well as rehabilitation medicine and home health. United Family offers a full range of premium quality healthcare services throughout its hospital inpatient departments and integrated outpatient clinics as well as in satellite feeder clinics. These services include 24/7 emergency rooms, intensive care units and neonatal intensive care units, operating rooms, clinical laboratories, radiology and blood banking services. As an international-standard healthcare network, we not only provide healthcare services at a level generally recognized and accepted internationally in the developed world, but we also manage our operations according to generally accepted international principles, such as those related to transparency, infection control, medical records, patient confidentiality and peer review. Our hospitals and clinics are staffed by a mix of Western and Chinese physicians. Our facilities are committed to community outreach programs and offer healthcare education classes, including CPR, Lamaze and Stress Management. The United Family facilities in Beijing, Shanghai and Guangzhou are accredited by the Joint Commission International (“JCI”).

The United Family flagship hospitals in both Beijing and Shanghai were originally licensed as 50-bed facilities with affiliated satellite clinics strategically located to expand geographical reach and service offerings into our target patient markets in those cities. In all markets, we establish direct billing relationships with most insurers covering care provided in China. Premium health insurance products are only recently becoming available to our Chinese patient base. We continue to work toward facilitating more comprehensive insurance products to serve the increasing demand by the affluent Chinese population for high quality healthcare services. In 2008, the Chinese government announced a broad-based plan for reform of the Chinese healthcare system, including increasing investment such as a three-year $120 billion stimulus program, and development of health insurance products for the Chinese population. More recent reform policies announced by the Chinese government have emphasized the importance of developing policies friendly to the development of private medical facilities to cater to the varying needs of different strata of society beyond the basic care offered by the government. These reform and investment programs for the Chinese healthcare system remain a high priority for the Chinese government and we believe provide an advantageous environment for the development of our healthcare network. In December 2010, the Ministry of Health and the National Development and Reform Commission issued an opinion statement setting favorable policy in healthcare and specifically liberalizing and supporting investment in private healthcare in China. In early 2012, the State Council also promulgated the roadmap and implementation plan on health care reform for the 12th Five-Year Plan period (2011–15), which sets forth the objectives and benchmarks of the reform, as well as the goals to be accomplished during 2012–2015. According to the roadmap, the Chinese Government will continue to encourage the establishment of non-public medical facilities and strives to achieve the goal of having non-public medical facilities provide 20 percent of the total hospital beds and medical services in China by 2015.

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

We recognize that the rapid growth of our system will require a continuous source of well-trained administrative and medical leadership as well as nursing and medical staff. With the goal of consistently maintaining the highest quality standards, UFH has developed training and teaching programs for both medical, nursing and administrative staff.

Our proposed expansion will also require capital resources, including the availability of financing and/or equity partners, as to which there can be no assurances. See “Risk Factors,” “Liquidity and Capital Resources” and Notes 8 and 9 to the consolidated financial statements.

United Family Beijing Market—Beijing United Family Hospital (BJU) and Clinics

BJU is housed in a modern facility in the eastern section of Beijing, amidst a concentration of high income communities. It was the first officially-approved healthcare joint venture to provide international-standard inpatient and outpatient healthcare services in China. The original entity was a contractual joint venture between Chindex and the Chinese Academy of Medical Sciences, with Chindex entitled to 90% of the net profits of the enterprise. In conjunction with the facility expansion from 50 to 120 licensed beds, a new contractual joint venture was established entitling Chindex to continue its 90% profit share. BJU received initial national level approvals from the Chinese Ministry of Health and Ministry of Foreign Trade and Economic Cooperation in 1995.

There currently are four satellite clinics affiliated with BJU. The first, which opened in 2002, is Beijing United Family Clinic – Shunyi. The Shunyi Clinic is located in the high-rent residential suburb of Shunyi County, which is also home to the International School of Beijing. The second clinic, which opened in June of 2005, is Beijing United Jianguomen Clinic. It is in downtown Beijing in a prestigious luxury hotel complex in the heart of the diplomatic district. In 2010, we opened the third Beijing United Family Clinic – Landmark, located in a high-rent diplomatic neighborhood, and a fourth, the Beijing United CBD Clinic, located in the Central Business District of Beijing. The Beijing United Family New Hope Oncology Center, located close to the main hospital campus, opened in late 2011.

The expansion projects opening in Beijing in 2012-2014 will include a variety of increased services including comprehensive cancer care, neurosurgery, orthopedic surgery, cath lab and cardiovascular surgery. In addition, in 2011 we announced our latest development project, the United Family Rehabilitation Hospital in Beijing, which is a new 150 licensed bed, 124,000 square foot facility adjacent to a large park in east Beijing which is expected to open in the Spring of 2013. Our expansion of services into the premium rehabilitation market will fill an existing void in China’s health care system for those seeking quality premium care when recovering from surgeries or debilitating illnesses in the neurological, cardiac and orthopedic areas.

BJU received accreditation from the JCI in 2004, its first reaccreditation in 2008 and its second reaccreditation in 2011. BJU is one of the few JCI-accredited hospitals in China. As a cornerstone component of the quality standard that is the hallmark of United Family, it is our goal that all of our facilities be JCI-accredited or eligible for such accreditation.

United Family Shanghai Market—Shanghai United Family Hospital (SHU) and Clinics

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

There are two satellite clinics affiliated with SHU in the Puxi district, an affiliated dental clinic close to the main hospital campus and the Shanghai Racquet Club Clinic, which also is geographically located in a luxury expatriate residential district. In 2011, we expanded into the Pudong district with an affiliated clinic established through a strategic joint venture management initiative. The Pudong district, on the eastern side of the Huangpu River, is another major residential concentration of expatriate and affluent Chinese populations. In 2013, we plan to continue to expand service offerings at the main Puxi campus and nearby clinics. We are also actively looking for a hospital site in Pudong and exploring several new clinic sites.

The United Family hospital in Shanghai received its first JCI accreditation in 2008 and its first reaccreditation in 2011. It is one of only two JCI-accredited facilities in the Shanghai metropolitan area.

United Family Tianjin Market – Tianjin United Family Hospital (TJU)

In 2011, we opened our first hospital facility in the northern city of Tianjin, which is 150 kilometers southeast of Beijing. Tianjin is China’s fifth largest city with a population of over 10 million and one of the fastest growing cities in China. Tianjin’s gross domestic product growth rates have been in the double digits in recent years. It is a Special Municipality administered directly by the Chinese Central Government. Tianjin United Family Hospital is located in the Hexi district of the city, one of the most affluent areas. Through close proximity to Beijing, the United Family brand and quality standards were already well known in Tianjin. Our facility is licensed for 26 beds and is designed to focus on primary care services. Expansion in the Tianjin market is planned through development of a satellite clinic in another affluent district of the city.

United Family Guangzhou Market – Guangzhou United Family Clinic (GZC)

In 2008, we opened our first clinic in the southern city of Guangzhou. The Guangzhou United Family Clinic is located in the Yuexiu District of Guangzhou, a centrally located district in the affluent Chinese and international business and diplomatic community. In contrast to our clinics in Beijing and Shanghai, which were opened in support of a flagship hospital facility, the Guangzhou clinic is a stand-alone facility offering a broad scope of clinical services. This allows for United Family brand development and market penetration in Guangzhou in advance of the planned main hospital currently scheduled for development and opening in the 2014-2015 period. We believe that the demand for United Family services in Guangzhou is growing rapidly. Our Guangzhou clinic received its first JCI accreditation in 2011.

United Family – The Investment Environment and New Market Development

In 2008, the Chinese government announced a broad-based plan for reform of the Chinese healthcare system, including increasing investment such as a three-year $120 billion stimulus program, and development of health insurance products for the Chinese population. More recent reform policies announced by the Chinese government have emphasized the importance of developing policies friendly to the development of private medical facilities to cater to the varying needs of different strata of society beyond the basic care offered by the government. These reform and investment programs for the Chinese healthcare system remain a high priority for the Chinese government and we believe provide an advantageous environment for the development of our healthcare network. In December 2010, the Ministry of Health and the National Development and Reform Commission issued an opinion statement setting favorable policy in healthcare and specifically liberalizing and supporting investment in private healthcare in China. In early 2012, the State Council also promulgated the roadmap and implementation plan on health care reform for the 12th Five-Year Plan period (2011–15), which sets forth the objectives and benchmarks of the reform, as well as the goals to be accomplished during 2012–2015. According to the roadmap, the Chinese Government will continue to encourage the establishment of non-public medical facilities and strives to achieve the goal of having non-public medical facilities provide 20 percent of the total hospital beds and medical services in China by 2015.

In December 2010, the Chinese government’s National Development and Reform Commission and Ministry of Health issued an opinion which delineated a series of policies which we believe are favorable to and will benefit us and our proposed development of new markets for the United Family healthcare network. This opinion included the following points:

•	The Chinese government encourages private capital investment in hospitals.

•	Healthcare projects have been moved from “restricted” to “permitted” in the Investment Catalog which may decrease the time it take to get projects approved.

•	The government has begun to eliminate the 30% domestic ownership requirement and allow wholly-foreign owned (WFOE) hospitals on a pilot basis.

•	For-profit hospitals will be exempt from business tax and allowed to set pricing independently.

These opinions from the highest levels of the Chinese government may be seen as indicators of a continuing favorable environment for our investment in premium healthcare services through our United Family healthcare network, although many of the specific changes cannot be implemented until attendant laws and regulations are issued pursuant to this opinion.

These opinions are in the context of China’s economic environment, which continues to be one of the most robust and positive in the world. The favorable investment environment for healthcare services in China supports the strategic growth plan for future development of the United Family network. Future facility development will target expansion into largely Chinese populated markets in cities such as Chengdu, Qingdao and others which have economies consistently achieving double digit growth. We will also continue to develop additional facilities in our existing markets of Beijing, Shanghai, Tianjin and Guangzhou, where there is already proven growing demand for United Family Healthcare services. This strategy is based on the following factors:

•	China’s macro environment remained strong in 2012, poised for slightly more modest growth in 2013 with GDP growing approximately 7.5% (Dow Jones Business News, 2013).

•	Affluent sectors of Chinese society are extremely under-served by the Chinese domestic healthcare system.

•	UFH’s strategic growth plans now target top 5% in the 10 most affluent cities – over 2.5 million people.

•	There are more than one million millionaires in China and the number is growing at approximately 7% per year (Huren.com 2011).

•	Healthcare is second only to education in surveys of this demographic relative to disposable income.

•	Future health insurance products in China will facilitate broad based access to premium care.

Like foreign investment in other Chinese industries, a health care foreign investment project will be subject to complicated layers of regulation on foreign investment activities, which China established along with its rapid economic development. These regulations mainly include industry access review, foreign investment review and approval, antitrust review, national security review, tax and foreign exchange regulation or supervision of the sale of state-owned assets, depending on the specific conditions of the deal structures and the nature of the specific target businesses or JV partners.

The principal government agencies responsible for reviewing and approving a health care foreign investment project may include the Ministry of Health (MOH), Ministry of Commerce (MOFCOM); Ministry of Human Resources and Social Security (MOHRSS); the State Administrations of Industry and Commerce (SAIC) of Foreign Exchange (SAFE) and of Taxation (SAT); the State-Owned Assets Supervision and Administration Commission (SASAC); and the China Securities Regulatory Commission (CSRC). It is ordinarily difficult for a foreign investor to navigate the red tape for a variety of approvals and also the ambiguities of the law as well as the contradictory views and practices of different government agencies, which result from a combination of fast-changing and unclear laws and regulations and a lack of unified and detailed implementation rules. Further, in practice the relevant governmental authorities, including MOH and MOFCOM, are reluctant to approve direct equity acquisition of the existing medical institutions by foreign investors.

Our Joint Venture’s Medical Products Business

Our former Medical Products division sold medical capital equipment, instrumentation and other medical products for use in hospitals in China and Hong Kong on the basis of both exclusive and non-exclusive agreements with the manufacturers of these products. The joint venture formed in 2010, now known as Chindex Medical Limited (“CML”), combines our former Medical Products division and selected medical device companies of FosunPharma. The Chindex contributed businesses include distribution rights in China and Hong Kong for major imported brands in the areas of diagnostic ultrasound systems, robotic surgical systems, women’s health imaging systems and aesthetic laser systems. The FosunPharma contributed businesses include research and development and manufacturing in the areas of blood transfusion consumables and viral inactivation systems, surgical consumables and dental products and materials. CML’s growth strategy includes expansion of sales of existing products in the China market, new product introductions focusing on surgery, cardiology, dermatology, orthopedics, neurology/neurosurgery, women’s health and expansion of its current manufacturing base. CML also sells products in a variety of international markets and will seek to expand export sales in overseas markets. The joint venture also will seek to grow through mergers and acquisition strategies targeting both Chinese domestic and Western technologies.

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

Employees

At December 31, 2012, the Company had 1,749 full-time salaried employees. Of the full time salaried employees, 1,732 are located in China, of which 154 are expatriates and 1,578 are Chinese or third country nationals. Neither the Company nor its subsidiaries is subject to any labor union contracts. Employees’ compensation is usually indexed to local inflation statistics. The Company’s relations with its employees are good.

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

During the year ended December 31, 2012, significant disruptions in the world financial and credit markets continued, including those in China, which have continued through the filing of this report. These events have been prolifically reported in the media. Should there be a catastrophic collapse of the global financial structure or continued downturns in China, we could lose our asset base and daily business operations, which could result in us being unable to operate the Company.

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

The business units of our joint venture, CML, are somewhat dependent upon credit availability for operations and development activities. These include the opening of bid and performance bonds, working capital credit lines and the extension of credit terms to Chinese customers through government-backed financing packages. Should there be a lack of sufficient credit availability, it may result in negative impact to our business.

Our business, including our ongoing expansion projects, is capital intensive and we may not be able to access the capital markets or other sources of financing when we would like or need to raise capital.

We currently do not have and may not be able to raise adequate capital to complete some or all of our business strategies, including our ongoing expansion projects, or to react rapidly to changes in technology, products, services or the competitive landscape. We currently do not expect cash flow from operations to be sufficient to fund all of our currently existing and proposed expansion projects. Healthcare service and medical product providers in China often face high capital requirements in order to take advantage of new market opportunities, respond to rigorous competitive pressures and react quickly to changes in technology. Many of our competitors are committing substantial capital and, in many instances, are forming alliances to acquire or maintain market leadership. There can be no assurance that we will be able to satisfy our capital requirements in the future. In particular, our strategy of expanding our healthcare facilities and services includes the establishment and maintenance of healthcare facilities, which require particularly significant capital. In addition, CML plans to expand its distribution capabilities for medical products. With the strategy and goal of capitalizing on immediate opportunities in the evolving healthcare environment in China, we have in the past and likely in the future will consider and commence expansion projects that require and depend on the availability of significant capital, not all of which is available at the time of such consideration or commencement. In the absence of sufficient available or obtainable capital, we would be unable to establish or maintain healthcare facilities as planned or commenced, we may incur costs for projects that may not be completed as projected (if at all) and we may be required to seek capital in financings under circumstances and at times that limit the optimization of the terms of such financings.

Our inability to obtain financing for our expansion projects could result in a material adverse effect on our operations and our ability to complete our proposed expansion projects on time or at all.

In March 2013, we entered into US Dollar loan facilities with International Finance Corporation (IFC) and DEG-Deutsche Investitions und Entwicklungsgesellschaft (DEG) for the financing of the expansion projects at our flagship hospital in Beijing. We are able to draw down approximately $11 million in the aggregate from these facilities (approximately $6 million from IFC and approximately $5 million from DEG). The obligations of the borrower under both the IFC and DEG facilities are guaranteed by Chindex and secured by a pledge of Chindex’s ownership interest in the borrower.

In addition, we have submitted proposals to the IFC for additional loans of approximately $12 million related to the development of our rehabilitation hospital in Beijing. There can be no assurances as to the amounts, if any, that may be finally available under this loan or other facilities or whether such loan or other facilities will be finally achievable on terms acceptable to us and the lenders. If the ongoing negotiations are unsuccessful and this loan or other facilities are not obtained for expansion projects , then, in the absence of alternative sources of financing, there could result a material adverse effect on our operations and our ability to complete our proposed expansion projects on time or at all.

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

Because we receive 100% of our revenue and generate approximately 97% of our expenses within China, we have foreign currency exchange risk. The Chinese currency (RMB) is not freely traded and is closely controlled by the Chinese Government. The U.S. dollar (USD) has experienced volatility in world markets recently. During the year ended December 31, 2012, the RMB appreciated approximately 0.2% against the USD, resulting in an exchange loss of $373,000.

As part of our risk management program, we also perform sensitivity analyses to assess potential changes in revenue, operating results, cash flows and financial position relating to hypothetical movements in currency exchange rates. Our sensitivity analysis of changes in the fair value of the RMB to the USD at December 31, 2012, indicated that if the USD uniformly increased in value by 10% relative to the RMB, we would have experienced a 14% decrease in net income. Conversely, a 10% increase in the value of the RMB relative to the USD at December 31, 2012, would have resulted in a 17% increase in net income.

Based on the Consumer Price Index, for the year ended December 31, 2012, inflation in China was 2.7% and inflation in the United States was 2.1%. The average annual rate of inflation over the three-year period from 2010 to 2012 was 3.8% in China and 2.3% in the United States.

We have entered into loan arrangements that could impair our financial condition and prevent us from fulfilling our business obligations.

The Company has entered into financings with certain institutions pursuant to which we incurred indebtedness, which will require principal and interest payments. As of December 31, 2012, our total indebtedness was approximately $34.4 million, including $13 million of Tranche C Convertible Notes (the “Tranche C Notes”) to a subsidiary of J. P. Morgan Chase & Co (JPM). Our indebtedness could affect our future operations, for example by:

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

The Tranche C Notes have a ten-year maturity, bear no interest of any kind and are convertible at the same conversion price as the Tranche B Notes at any time and pursuant to their terms will be automatically converted upon the (i) completion of two proposed new and/or expanded hospitals in China in Beijing and Guangzhou (the “JV Hospitals”), (ii) the first anniversary following commencement of operations at either of the JV Hospitals or (iii) the first anniversary of either of the JV Hospitals achieving break-even earnings before interest, taxes, depreciation and amortization for any 12-month period ending on the last day of a fiscal quarter, subject to compliance with certain JPM Financing provisions. The operations of the first JV hospital in Beijing were commenced on October 15, 2012.

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

If the services performed by certain Company employees in connection with the formation of the Chindex Medical Limited joint venture do not replicate such services performed prior to the formation of the joint venture, the devotion of such time and effort could adversely affect the Company.

On December 31, 2010, the Company and Shanghai Fosun Pharmaceutical (Group) Co., Ltd (“FosunPharma”) and its subsidiary Fosun Industrial Co., Limited (“Fosun Industrial” and, with Fosun Pharmaceutical, the “Fosun Entities”) and certain of their respective subsidiaries completed the first closing (the “Initial Closing”) of the formation of a joint venture created and consolidated under Chindex Medical Limited (“CML”), a Hong Kong company, for the purpose of engaging in (i) the marketing, distribution and servicing of medical equipment in China and Hong Kong (except that sales and distribution related activities in relation to sales and servicing in China and Hong Kong may take place in other jurisdictions) and (ii) the Medical Products Business, including our former Medical Products division, which was transferred to the joint venture effective December 31, 2010.

Upon the Initial Closing, CML became the owner of the Company’s former Medical Products division. On June 24, 2011, CML became the holder of legal title to the FosunPharma-contributed businesses. Notwithstanding this transfer, the registration with and approval of Shanghai Administration of Foreign Exchange (SAFE) was required in order for CML to exercise certain of the rights and benefits as shareholder of such businesses, but CML was entitled to such benefits on a contractual basis under an entrustment management agreement. The registration with and approval of SAFE was received on March 7, 2012, and all legal formalities related to the final closing (the “Final Closing”) of the joint venture formation were completed as of March 30, 2012.

At the Initial Closing, the Company and a subsidiary of CML entered into a Services Agreement (the “Services Agreement”). In connection with the Services Agreement, the Company’s Executive Vice President, Elyse Beth Silverberg, and its Chief Operating Officer, Lawrence Pemble, serve as the Chief Operating Officer and Chief Financial Officer, respectively, of, and devote substantial time and effort to, CML. The Services Agreement also provides for the performance of such services by such executives as well as for the performance of other services to CML by other current Company employees. The Services Agreement further provides for payments to the Company for such services and related arrangements between the parties. In connection with the Services Agreement, the Company will continue to compensate such executives and certain such employees, which compensation is expected to be substantially offset by such payments from CML. Although the Company believes that the services performed by such Company employees replicate such services they performed prior to the formation of the joint venture, there can be no assurances that the devotion of such time and effort will not adversely affect the Company.

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

Our Beijing, Shanghai, Tianjin and Guangzhou healthcare facilities compete with a large number and variety of healthcare facilities in their respective markets. There are numerous Chinese hospitals, many with VIP wards catering to the affluent Chinese market, available to the general populace, as well as international clinics serving the expatriate business, diplomatic community and affluent Chinese population. There can be no assurance that these or other clinics, hospitals or other facilities will not commence or expand such operations, which would increase their competitive position and potentially erode our market position. Further, there can be no assurance that a qualified Western or other healthcare organization, having greater resources in the provision or management of healthcare services, will not decide to begin operations similar to those being conducted by us in Beijing, Shanghai, Tianjin or Guangzhou.

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

The JPM and other financings were designed to provide a portion of required funds for our proposed new and/or expanded healthcare facility projects. As presently budgeted, such projects will require more financing than we currently have obtained. Such projects are in various early stages and will take significant time to complete, which completion cannot be assured. If we are unable to obtain sufficient financing, our budgeted costs are incorrect or other factors, such as Chinese government regulations or global economic circumstances for example, which interfere with our ability to complete such projects, we may not be able to complete the projects as planned or at all, which would result in the incurrence of debt and other costs that are not necessarily offset by the anticipated revenues from the projects.

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

Risks Relating to CML’s Medical Products Business

Future Losses in CML’s Medical Products Business.

We experienced losses after corporate allocations in our Medical Products division over most of five fiscal years prior to the formation of the joint venture due to a variety of factors, including delays in product registration approvals from the Chinese government, delays in renegotiating the trade agreements between the United States and China allowing the use of U.S. Export-Import Bank backed financings and other factors. Although the results of operations of the business comprising that division (the “Medical Products Business”) were transferred to the CML joint venture effective December 31, 2010, are deconsolidated from our financial statements, are treated under the equity method of accounting, and are retained by us only on a 49% equity interest basis, there can be no assurance that we will not experience losses in the future from the operation of that business, which would have a negative impact on our results of operations and us generally.

The Medical Products Business depends on relations with suppliers and would be adversely affected by the termination of arrangements with, or shortage or loss of any significant product line from them.

The Medical Products Business relies on a limited number of suppliers that account for a significant portion of its revenues. During the years ended December 31, 2012 and 2011 and the nine-months ended December 31, 2010, Siemens Medical Solutions (Siemens) represented 23%, 36% and 64% of product revenue, respectively. Although a substantial number of relationships with that business’ capital equipment suppliers, including Siemens, have been pursuant to exclusive contracts, the relationships are based substantially on specific sales quotas and mutual satisfaction in addition to the other terms of the contractual arrangements. The agreement with Siemens was renewed by CML with secondary financial guarantees provided by FosunPharma (for 51% of CML liability) and the Company (for 49% of CML liability) on September 30, 2012 for a 15-month term and is expected to be renewed in the future with sales quotas established annually. Agreements with other suppliers have been, or are expected to be, renewed by CML under similar terms requiring parent investor guarantees by FosunPharma and the Company to secure trade payment terms. The agreement with Siemens and contracts with other suppliers often contain short-term cancellation provisions permitting the contracts to be terminated, substantially amended on short notice (from 30 days to six months), minimum sales quantity requirements or targets and provisions triggering termination upon the occurrence of certain events. From time to time, suppliers terminate or revise these distribution arrangements. As examples, in 2012 Siemens reduced our territorial coverage and commencing in 2013 insourced its technical services operations, and effective December 31, 2012, the distribution agreement between CML and Hologic was terminated through a termination service agreement which compensated CML for transition services. During the year ended December 31, 2012, Hologic accounted for approximately 7% of CML sales. There can be no assurance that cancellations of, or other material adverse effects on, such agreements will not occur. There can be no assurance that suppliers will not elect to change their method of distribution into the Chinese marketplace to a form that does not use the services of CML.

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

Sales of capital equipment often require protracted sales efforts, long lead times, financing arrangements and other time-consuming steps. For example, many end-users are required to purchase capital equipment through a formal public tendering process, which often entails an extended period of waiting time before the sale can be completed. Further, in light of the dependence by purchasers of capital equipment on the availability of credit, the timing of sales may depend upon the timing of CML’s or our purchasers’ abilities to arrange for credit sources, including loans from local Chinese banks or financing from international loan programs such as those offered by the U.S. Export-Import Bank and the German KfW Development Bank. In addition, a relatively limited number of orders and shipments may constitute a meaningful percentage of our revenue in any one period. As a result of these factors impacting the timing of revenues, CML operating results have varied and are expected to continue to vary from period to period and year to year.

We and the joint venture may be subject to product liability claims and product recalls, and in the future the joint venture may not be able to obtain insurance against these claims at a reasonable cost or at all.

The nature of CML’s Medical Products Business creates exposure to potential product liability risks, which are inherent in the distribution of medical equipment and healthcare products. This product liability exposure may not be avoidable, since third parties develop and manufacture the equipment and products sold in such business. If a product liability claim is successfully brought against CML, us, or any of these third party manufacturers, or if a significant product recall occurs, there would be adverse reputational consequences, damages may be awarded, insurance, legal and other expenses would increase, customers and/or suppliers might be lost and there may be other adverse results.

We did not and CML does not maintain product liability insurance, but in the past we had requested that we be named as an “additional insured” on policies held by our suppliers. There can be no assurance that one or more liability claims will not exceed the coverage limits of any of such or future policies. CML’s Medical Products Business currently represents 15 manufacturers and CML is named as an additional insured on seven of those manufacturers’ product liability policies and are otherwise protected from substantial liability risk through language inserted in agency agreements with an additional six of those manufacturers. Two other manufactures supply products that are software or training-based which do not come into contact with patients and therefore pose no significant liability risk.

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

The Chinese Government has adopted a number of policies relating to purchase of medical products that affect how such products can be marketed and sold. For example, for most high value products, the Chinese Government requires that a public tendering process be utilized instead of direct sale negotiations between suppliers and customers. To the extent that requirements such as the tendering regulations continue to be required, sales by the Medical Products Business could be adversely affected due to delays or changes in the implementation of those regulations. In addition, the Chinese Government’s attempt at instituting reform programs directed at the procurement processes for medical devices, including potentially eliminating VAT and import duty exemptions for procurement under government-backed financings, such as the KfW Development Bank or U.S. Export-Import Bank financings, have from time-to-time resulted in disruptions in the marketplace that have adversely affected sales in that business. Elimination of VAT and import duty exemptions related to procurement under government-backed financings could render such programs uncompetitive and such sales could be adversely affected. There can be no assurances as to when or if such reform programs will be initiated in the future or how long they will last.

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

Since the late 1970s, the Chinese Government has been reforming the Chinese economic system from a planned economy to a market-oriented economy. In recent years, the Chinese Government has implemented economic reform measures emphasizing decentralization, utilization of market forces in the development of the Chinese economy and a higher level of management autonomy. These reforms have resulted in significant economic growth and social progress, but the growth has been uneven both geographically and among various sectors of the economy. Economic growth has also been accompanied by periods of high inflation. The Chinese Government has implemented various policies from time to time to restrain the rate of such economic growth, address issues of corruption, control inflation, regulate the exchange rate of the RMB and otherwise regulate economic expansion. In addition, the Chinese Government has attempted to control inflation by controlling the prices of basic commodities. The Chinese Government has also from time-to-time mandated changes in the Chinese tax law affecting Company operations. Although we believe that the economic reforms, changes and macroeconomic policies and measures adopted by the Chinese Government will continue to have a positive effect on economic development in China, these policies and measures may, from time to time, be modified or reversed. Adverse changes in economic and social conditions in China, in the policies of the Chinese Government or in the laws and regulations in China, could have a material adverse effect on the overall economic growth of China and on infrastructure investment in China. These developments could adversely affect our financial condition, results of operations and business by, for example, reducing the demand for our services and/or products.

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

In March 2003, several countries, including China, experienced an outbreak of a new and highly contagious form of atypical pneumonia now commonly known as Severe Acute Respiratory Syndrome, or SARS. The severity of the outbreak in certain municipalities, such as Beijing, and provinces, such as

Guangdong Province, materially affected general commercial activity. Since the SARS epidemic in China had conflicting impacts on our healthcare businesses, the extent of the adverse impact that any future SARS outbreak or similar epidemic such as Avian flu or Swine flu, could have on the Chinese economy and on us cannot be predicted at this time. Any further epidemic outbreak could significantly disrupt our ability to adequately staff our facilities and may generally disrupt operations. In particular, a large percentage of the expatriate community that uses our healthcare services left China during the height of the SARS epidemic and could be expected to do so again under similar circumstances. Although no one is able to predict the future impact of SARS, the Chinese Government and the Chinese healthcare industry have taken measures to prepare in the event of another SARS outbreak. The Chinese Government has indicated that any future outbreak would be contained and not present the same magnitude of social and economic disruption as experienced in the first outbreak. Recently, there have been cases of Swine flu and influenza in the human population. While the risk of sustained human-to-human transmission is low, the possibility of new virus outbreaks and related adverse impact on our ability to conduct normal business operations cannot be discounted. Any further such outbreak could severely restrict the level of economic activity in affected areas, which could have a material adverse effect on us as previously experienced.

Natural disasters, such as the earthquakes in Sichuan Province in May 2008 and in Qinghai Province in April 2010, could adversely affect our business operations.

In May 2008, a major earthquake struck the southwestern Province of Sichuan. This event and the subsequent disaster relief efforts were widely reported by the international press. As a result of the catastrophe, many tens of thousands were killed and the lives of millions of Chinese citizens were impacted. This event significantly disrupted our ability to conduct the normal business operations of our former Medical Products division in the southwest region during the period of disaster recovery operations. Qinghai Province is in a remote area of China and the earthquake there had a lesser impact on our business operations. In both situations, our Healthcare Services business donated resources to assist the disaster recovery efforts. Similar natural disasters could have a similar adverse effect on our operations.

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

Certain of our present management stockholders own 1,162,500 shares of our Class B common stock, which vote as a single class with the common stock on all matters except as otherwise required by law. The Class B common stock and the common stock are identical on a share-for-share basis, except that the holders of Class B common stock have six votes per share on each matter considered by our stockholders. As of December 31, 2012 the three management holders of our outstanding Class B common stock represented approximately 7% of our outstanding capital stock and were deemed to beneficially own capital stock representing approximately 30% of total voting power and may be able to cause the election of all of our directors. These management stockholders have sufficient voting power to determine, in general, the outcome of any corporate transaction or other matter submitted to our stockholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets. The disproportionate vote afforded the Class B common stock could serve to impede or prevent a change of control. As a result, potential acquirers will be discouraged from seeking to acquire control through the purchase of common stock, which could have a depressive effect on the price of our securities. In addition, the effective control by these management stockholders could have the effect of preventing or frustrating attempts to influence, replace or remove management.

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

Our executive and administrative offices of approximately 4,000 square feet are located in Bethesda, Maryland, which provides access to nearby Washington, D.C. The lease on this space expires in 2017. This facility is used primarily by corporate administration.

We lease approximately 285,000 square feet in Beijing for hospital and clinic operations as well as for administrative departments. In addition, we also leased additional space of approximately 124,000 square feet for the Rehabilitation Hospital as a part of our expansion plan in the Beijing market. These leases expire between 2013 and 2030 and include a right of first refusal for renewal.

We lease approximately 74,000 square feet in Tianjin for hospital operations as well as for administrative departments. The lease for our hospital facility in Tianjin expires in 2030.

We lease approximately 323,000 square feet in Qingdao for future hospital operations as well as for administrative departments. The lease for our hospital facility in Qingdao expires in 2032.

We lease approximately 90,000 square feet in Shanghai for hospital and clinic operations as well as for administrative departments. The lease for our hospital facility in Shanghai expires in 2029.

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

	High	Low
Year Ended December 31, 2012:
First Quarter	$10.40	$7.90
Second Quarter	10.36	8.60
Third Quarter	11.08	10.03
Fourth Quarter	10.55	9.73
Year Ended December 31, 2011:
First Quarter	$17.98	$15.14
Second Quarter	17.27	12.32
Third Quarter	13.68	8.15
Fourth Quarter	12.99	7.76

As of February 25, 2013, there were 179 record holders of our common stock and six record holders of our Class B common stock. We have never declared or paid cash dividends on our common stock. We currently intend to retain all available funds and future earnings, if any, for use in the operation and expansion of our business and do not anticipate paying dividends in the foreseeable future. We did not repurchase any shares of common stock in the year ended December 31, 2012.

Equity compensation plan information as of December 31, 2012 is as follows:

	(a)	(b)	(c)
Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options, and Rights	Weighted Average Exercise Price of Outstanding Options, and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
Equity Compensation Plans Approved By Security Holders
1994 Stock Option Plan	84,452	$8.33	—
2004 Stock Incentive Plan	266,149	$4.18	—
2007 Stock Incentive Plan	780,539	$13.21	779,947
Equity Compensation Plans Not Approved By Security Holders	None	None	None

Total	1,131,140		779,947

Other information required by this Item can be found in Note 9 to the consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.

CHINDEX INTERNATIONAL, INC.

COMPARISON OF SIXTY-NINE MONTH CUMULATIVE TOTAL RETURN

The following table compares the cumulative return to holders of the Company’s Common Stock for the sixty-nine months ended December 31, 2012 with the National Association of Securities Dealers Automated Quotation System Market Index and a randomly selected peergroup of public companies randomly selected for us by a qualified independent firm based solely on such companies having the closest market capitalizations to that of the Company for the same period. Due to its unique operations in China, the Company does not use a published industry or line-of-business basis for identifying a peer group, and does not believe it could reasonably identify a different peer group.

Total Return to Shareholders
(includes reinvestment of dividends)
	Base Period	INDEXED RETURNS Years Ended
Company Name / Index	3/31/07	3/31/08	3/31/09	3/31/10	12/31/10	12/31/11	12/31/12
Chindex International Inc	100.00	216.76	42.80	101.69	141.99	73.36	90.41
NASDAQ Composite	100.00	95.46	63.26	97.77	110.89	112.74	126.49
Peer Group	100.00	54.95	24.10	38.61	43.53	28.92	33.88

PEER GROUP COMPANIES

Anadigics Inc

Bluelinx Holdings Inc

Bridge Bancorp Inc

Home Federal Bancorp Inc

Imation Corp.

Monarch Casino & Resort Inc

MPG Office Trust Inc

Palomar Medical Technologies Inc

Renewable Energy Group Inc

Tessco Technologies Inc

Towerstream Corp.

Universal Insurance Holdings Inc

Vishay Precision Group Inc

ITEM 6. SELECTED FINANCIAL DATA

(in thousands, except for per share data)

	Year ended December 31,		Nine months ended December 31,		Year ended March 31,
	2012	2011	2010	2009	2010	2009
Statement of Operations Data:
Revenue	$152,442	$114,397	$136,676	$129,934	$171,191	$171,442
Net income	4,092	3,201	5,814	7,689	8,204	4,964

Note: Periods prior to 2011 included results of both healthcare services and medical products divisions.

Net income per common share—basic	0.25	.20	.38	.53	.56	.34
Net income per common share—diluted	0.24	.20	.36	.48	.52	.31
Market closing price per share—end of period	10.50	8.52	16.49	14.13	11.81	4.97
Book value per share—end of period	8.79	8.47	8.02	7.18	7.30	6.60
Balance Sheet Data (at end of period):
Total assets	$222,450	$199,392	$174,173	$169,279	$170,843	$162,637
Long term debt and capitalized leases	32,812	23,818	23,070	21,578	22,593	23,709
Total stockholders’ equity	150,066	142,501	132,072	106,882	108,911	96,440

	Year ended December 31,		Nine months ended December 31,		Year ended March 31,
	2012	2011	2010	2009	2010	2009
Segment information:
Healthcare Services division-revenue	$152,442	$114,397	$74,224	$64,610	$85,778	$79,357
Healthcare Services division -operating income	9,510	5,668	11,898	12,043	14,393	7,309
Medical Products division-revenue	—	—	62,452	65,324	85,413	92,085
Medical Products division -operating (loss) income	—	—	(1,806)	25	(366)	508

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Chindex was founded in 1981, is an American health care company providing healthcare services in China through the operations of United Family Healthcare (“United Family”), a network of private primary care hospitals and affiliated ambulatory clinics. United Family currently operates in Beijing, Shanghai, Tianjin and Guangzhou. For the year ended December 31, 2012, our healthcare services business reported revenue of $152 million, a growth of 33% over the prior year twelve months ended December 31, 2011 period. Our strategy is to continue our growth as a leading integrated healthcare provider in Greater China.

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

Expansion Projects

The Chinese Government’s ongoing healthcare reform program encourages private investment, as the primary source for development of specialty and premium healthcare services within the Chinese healthcare system. We are one of the largest and most experienced operator of premium healthcare services in China. As such, we have developed a strategy of expansion of services and facilities within cities where we are already operating, as well as expansion projects for facilities in other economically-thriving, second tier cities:

•

In Beijing, continued expansion at our flagship hospital campus, where we recently more than doubled our licensed beds. Further free-standing clinic development in order to achieve better geographic coverage within the city.

•

The 150-bed United Family Rehabilitation Hospital will open in the Spring of 2013, offering state of the art in-patient and day care rehabilitation services for post operative, neurological, orthopedic and cardiac patients.

•

In Shanghai, continued expansion at our flagship hospital campus in Puxi and at our managed clinic in the Pudong district. We are also actively looking for a hospital site in Pudong and exploring several new clinic sites.

•	In Guangzhou, development and opening of a new hospital expected in the 2014-2015 period.

•	New hospital facilities are planned to be built over the next few years in several other second tier cities.

Beijing. The expansion projects opening in Beijing in 2013-2014 will include a variety of increased services including comprehensive cancer care, neurosurgery, orthopedic surgery, cath lab and cardiovascular surgery. In addition, in 2011 we announced our latest development project, the United Family Rehabilitation Hospital in Beijing, which is a new 150 licensed bed, 124,000 square foot facility adjacent to a large park in east Beijing which is expected to open in 2013. Our expansion of services into the premium rehabilitation market which we expect will fill an existing void in China’s health care system for those seeking quality premium care when recovering from surgeries or debilitating illnesses in the neurological, cardiac and orthopedic areas.

Shanghai. In Shanghai in 2013, we plan to continue to expand service offerings at our main Puxi campus, open a second clinic close to the hospital main campus and expand operations in Pudong.

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

In connection with the expansion plans outlined above, over the next twelve months we have planned capital expenditures of up to $24 million for construction, equipment and information systems (see “Liquidity and Capital Resources”). During the year ended December 31, 2012, the development, pre-opening and start-up expenses, including post-opening expenses, for these projects were $11,236,000 compared to $7,768,000 in the prior period, reflecting primarily expenses incurred for the Beijing, Pudong and Tianjin projects.

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

CML Joint Venture

Effective December 31, 2010, the Company and Shanghai Fosun Pharmaceutical (Group) Co., Ltd (“FosunPharma”) and its subsidiary Fosun Industrial Co., Limited (“Fosun Industrial” and, with Fosun Pharmaceutical, the “Fosun Entities”) and certain of their respective subsidiaries formed a joint venture created and consolidated under Chindex Medical Limited (“CML”), a Hong Kong company, for the purpose of engaging in (i) the marketing, distribution and servicing of medical equipment in China and Hong Kong (except that sales and distribution related activities in relation to sales and servicing in China and Hong Kong may take place in other jurisdictions) and (ii) the manufacturing, marketing, sales and distribution of medical devices and medical equipment and consumables (the “Medical Products Business”), including MPD, which was transferred to the joint venture effective at the end of fiscal 2010. Consequently the business and results of operations of our former division have been deconsolidated from our financial statements, treated under the equity method of accounting, and retained by us only on a 49% equity interest basis. See Note 4 to the consolidated financial statements appearing elsewhere herein.

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

Accounts Receivable

Accounts receivable are customer obligations due under normal trade terms. Subsequent to the deconsolidation of the Medical Products division, accounts receivable consists of patient obligations for healthcare services. Accounts receivable are reviewed on a quarterly basis to determine if any receivables will potentially be uncollectible based on the aging of the receivable and historical cash collections. Any accounts receivable balances that are determined to be uncollectible, along with a percentage allowance for each aging category of receivables are included in the overall allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Final write-offs of receivables in China require approval from Chinese tax authorities. Such approvals require substantial historical documentation of collection efforts and are not normally granted until several years have passed. As a result, the allowance for doubtful accounts is relatively high when compared to account receivable balances. Management believes that the allowance for doubtful accounts as of December 31, 2012 and 2011 is adequate; however, actual write-offs might exceed the recorded allowance.

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

We have provided deferred tax valuation allowances for certain deferred tax assets related to various subsidiaries in China and the U.S. as of December 31, 2012 because we are not able to conclude that it is more likely than not that those assets will be realized. The U.S. net operating loss carryforwards expire at varying dates through 2032 and the China net operating loss carryforwards expire at varying dates through 2017.

Overview of Consolidated Results

Fiscal year change and comparative financial results

The Company changed its fiscal year end to December 31, effective on December 31, 2010. In addition, the Company entered into the CML joint venture on December 31, 2010 and deconsolidated the Medical Products division on that date. As a result, the comparative income statements will consist of the following: (1) comparison of the year ended December 31, 2012 to the year ended December 31, 2011, (2) comparison of the year ended December 31, 2011 to the year ended December 31, 2010 (unaudited), and (3) comparison of the year ended December 31, 2011 to the nine months ended December 31, 2010.

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

Year ended December 31, 2012 compared to year ended December 31, 2011

Net Revenue

(in thousands)

	Year ended December 31,
	2012	2011	Change
Healthcare services net revenue	$152,442	$114,397	33%

Our healthcare services revenue for the year ended December 31, 2012 was $152,442,000, a 33% increase from the year ended December 31, 2011 revenue of $114,397,000. The increase in net revenue is attributable to growth in both inpatient and outpatient services, primarily generated by our existing facilities.

The table below identifies the relative contribution of inpatient and outpatient services to gross revenue.

	Year ended December 31,
	2012	2011
Inpatient/Outpatient gross revenue percentages
Inpatient services as percent of gross revenue	42%	41%
Outpatient services as percent of gross revenue	58%	59%

	100%	100%

The table below identifies the primary service lines contributing to gross revenue.

	Year ended December 31,
	2012	2011
Gross revenue by service line (hospital facilities only):
Surgical services	20.2%	18.4%
OB/GYN	15.8%	15.3%
Pediatrics	8.3%	8.1%
Ancillary services
Laboratory	9.8%	10.1%
Radiology	10.5%	10.8%
Pharmacy	12.0%	12.2%
All other services	23.4%	25.1%

	100%	100%

Operating expenses

(in thousands)

	Year ended December 31,
	2012	2011	Change
Salaries, wages and benefits	$83,264	$64,074	30%
Other operating expenses	22,287	17,947	24%
Supplies and purchased medical services	18,807	13,233	42%
Bad debt expense	3,179	2,131	49%
Depreciation and amortization	7,458	5,145	45%
Lease and rental expense	7,937	6,199	28%

	$142,932	$108,729	31%

Salaries, wages and benefits increased 30% in the year ended December 31, 2012 compared to the prior year period primarily due to the increase in average headcount up 34% from 1,220 in December 31, 2011 to 1,629 in December 31, 2012, associated with the revenue increases and development activities. The increase in headcount was due to both increased activities in our existing facilities as well as for hiring new personnel to staff our expanded Beijing and new Tianjin facilities.

Other operating expenses increased by $4,340,000 or 24%, primarily due to increased investor fees of $2,071,000 and building utilities and other services of $1,588,000, partially offset by decreased legal fees of $492,000. In addition, the Company incurred a foreign exchange loss of $373,000 for the twelve months ended December 31, 2012 compared to a foreign exchange gain of $670,000 for the twelve months ended December 31, 2011.

Supplies and purchased medical services increased by $5,574,000 or 42%, due to increased usage of medical supplies of $2,073,000 or 45% and pharmaceuticals related to an increased number of patient procedures of approximately $2,413,000 or 41%.

Bad debt expense increased by $1,048,000 and, as a percentage of net revenue, bad debt expense was 2.1% in 2012 and 1.9% in the prior year, which are in line with our historic averages.

Depreciation and amortization expense increased by $2,313,000, or 45% to $7,458,000, primarily due to the opening of expanded facilities, which are now being depreciated.

Lease and rental expense increased to $7,937,000 in the year ended December 31, 2012 compared to $6,199,000 in the prior year period, primarily due to the increase in the total building space utilized in the expanded operations of our hospital and clinic network.

Other Income and Expenses

Interest income during the year ended December 31, 2012 and prior year was $811,000 and $803,000, respectively, as interest rates on cash balances continued to be very low.

Interest expense during the year ended December 31, 2012 and 2011 was $456,000 and $645,000, respectively, and the decrease was due to debt issuance costs of $260,000 related to the expiration of DEG’s loan commitment that were expensed in 2011.

Equity in income of unconsolidated affiliates, in the amounts of $1,016,000 and $1,121,000 represents our 49% interest in the income of CML for the years ended December 31, 2012 and 2011, respectively.

Taxes

We recorded a provision for taxes of $6,799,000 (an effective tax rate of approximately 62.4%) in the year ended December 31, 2012, compared to a provision for taxes of $3,688,000 (an effective tax rate of approximately 53.5%) in the year ended December 31, 2011. The effective tax rate for our operating entities was 31% compared to 30% in the comparable prior year period. The remaining portion of the variance in the effective tax rate in the year ended December 31, 2012 is primarily due to the effect of losses in start-up entities and corporate entities for which we cannot recognize tax benefit.

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

Salaries, wages and benefits increased 22% in the current year compared to the prior year period primarily due to the increase in average headcount up 20% from 1,016 in December 31, 2010 to 1,220 in December 31, 2011, associated with the revenue increases and development activities in our existing facilities as well as for pre-opening activities and the opening of our expanded Beijing and Tianjin facilities.

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

Salaries, wages and benefits for the year ended December 31, 2011 was $64,074,000, an increase of approximately $24 million compared to the SWB of $40,051,000 in nine months ended December 31, 2010. The increase in SWB is due to approximately $12.4 million attributable to the comparison with a nine-month short period and due to approximately $11.7 million attributable to approximately 20% increase in headcount from 1,016 at December 31, 2010 to 1,220 at December 31, 2011. Increases in headcount were due to both increased activities at our existing facilities as well as for pre-opening activities and the opening of our expanded Beijing and Tianjin facilities.

Other operating expenses increased by $5,582,000 or 45%, primarily due to increased audit and other professional fees of approximately $1,543,000, office and administrative supplies of $950,000, business travel and meals $931,000, marketing of $693,000, building utilities and other services of $793,000 and business tax of $395,000. Of the total change of $5,582,000, approximately $3.2 million of the increase is due to the comparison to the short period and approximately $2.3 million for increase in expenses details as discussed above.

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

Liquidity and Capital Resources

The following table sets forth our unrestricted cash, short-term investments, and accounts receivable for the years ended December 31, 2012 and 2011 (in thousands):

	December 31, 2012	December 31, 2011
Cash and cash equivalents	$33,184	$33,755
Investments	—	26,394
Receivables from affiliates	2,110	10,984
Accounts receivable	19,564	13,947

The following table sets forth a summary of our cash flows from operating activities for the years ended December 31, 2012 and 2011 and the nine months ended December 31, 2010 and 2009 (in thousands):

			Nine months ended
	Year ended December 31,		December 31,
	2012	2011	2010	2009
				(Unaudited)
OPERATING ACTIVITIES
Net income	$4,092	$3,201	$5,814	$7,689
Non cash items	13,861	8,069	7,382	6,583
Changes in operating assets and liabilities:
Restricted cash	(754)	300	42	689
Accounts receivable	(8,736)	(3,791)	(3,797)	6,412
Receivable from affiliates	8,873	(1,653)	—	—
Inventories	(63)	(811)	(2,735)	(2,730)
Accounts payable, accrued expenses, other current liabilities and deferred revenue	11,333	4,557	2,724	(3,185)
Payable to affiliates	(8,070)	1,669	—	—
Other	724	(982)	(2,339)	507

Net cash provided by operating activities	$21,260	$10,559	$7,091	$15,965

Operating cash flow for the year ended December 31, 2012 was higher than the year ended December 31, 2011, primarily due to higher net income after adding back non cash items and the increase in accounts payable and decrease in accounts receivable from our unconsolidated affiliate. Operating cash flow for the year ended December 31, 2011 was higher than the nine months ended December 31, 2010, primarily due to increase in accounts payable and payable to affiliates.

The following table sets forth a summary of our cash flows used in investing activities for the years ended December 31, 2012 and 2011 and the nine months ended December 31, 2010 and 2009 (in thousands):

	Year ended December 31,		Nine months ended December 31,
	2012	2011	2010	2009
				(Unaudited)
INVESTING ACTIVITIES
Purchases of short-term investments and CDs	$—	$(26,966)	$(7,446)	$(6,493)
Proceeds from redemption of CDs	26,535	41,091	2,843	—
Deconsolidation of cash held by subsidiaries contributed to Chindex Medical Limited JV	—	—	(22,917)	—
Purchases of property and equipment	(39,278)	(23,843)	(9,941)	(3,843)

Net cash used in investing activities	$(12,743)	$(9,718)	$(37,461)	$(10,336)

Investing activities for the years ended December 31, 2012 and 2011 included expenditures for leasehold improvements and equipment in connection with our ongoing development and expansion of the United Family Healthcare network of private hospitals and clinics. Redemption of CDs for the year ended December 31, 2012 was reinvested in leasehold improvements, construction in progress and equipment, while for the year ended December 31, 2011, redemption of CDs were reinvested in comparable instruments. Investing activities for the nine months ended December 31, 2010 resulted in a decrease in cash of $37,461,000 primarily due to the deconsolidation of cash of $22,917,000 held by the Chindex MPD subsidiaries which were contributed to CML. In addition, $13,716,000 was used for construction activities in connection with the build-out of the United Family Healthcare network of hospitals and clinics in China.

The following table sets forth a summary of our cash flows from financing activities for the years ended December 31, 2012 and 2011 and the nine months ended December 31, 2010 and 2009 (in thousands):

	Year ended December 31,		Nine months ended December 31,
	2012	2011	2010	2009
				(Unaudited)
FINANCING ACTIVITIES
Restricted cash for IFC RMB loan sinking funds	$(11,036)	$—	$—	$—
Proceeds from China Exim debt	11,109		—	—
Restricted cash for China Exim debt collateral	(8,283)	—	—	—
Repayment of debt, sinking fund deposits and vendor financing	(802)		(2,425)	(1,398)
Repurchase of restricted stock for income tax witholding	(293)	(233)	(942)	(108)
Proceeds from issuance of common stock	—	—	13,803	—
Proceeds from exercise of stock options and warrants	112	175	641	400

Net cash (used in) provided by financing activities	$(9,193)	$(58)	$11,077	$(1,106)

In the year ended December 31, 2012, the Company utilized cash to fund the IFC RMB sinking funds of $11,036,000. The Company also received proceeds from the China Exim loan of $11,109,000 and utilized cash of $8,719,000 for collateral for the China Exim loan. Financing activities for the nine months ended December 31, 2010 mainly consisted of proceeds of $13,803,000 net of transaction costs, from the issuance of common stock to Fosun Industrial Co., Limited.

Capital Resources and Financing Requirements

Over the next twelve months, we anticipate total capital expenditures of up to approximately $24 million related to the maintenance and expansion of our business operations. Of this amount, up to approximately $10 million would be for maintenance and organic growth at our existing facilities in Beijing and Shanghai and up to approximately $2 million would be primarily related to network IT investment. Expansion projects would be expected to account for up to approximately $12 million of the remaining expenditures. Specifically, we anticipate final payments of $1.1 million related to the expansion of the Beijing hospital main campus and Shunyi clinic to be approximately $1 million; final payments related to the opening of the Tianjin hospital to be approximately $1 million; and expenditures to be approximately $8.5 million for the Beijing Rehabilitation project. We intend to fund these expenditures through corporate capital reserves, anticipated loan financings as described below and cash flow from operations. Registered foreign debt is expected to be secured by each operating foreign invested joint venture upon obtaining required governmental and credit approvals.

The expansion projects in the Beijing, Shanghai, Tianjin and Guangzhou markets are underway in various states of progress. In particular, due to the timing of the development process for the planned joint venture hospital in Guangzhou, significant expenditures for that project are not expected until 2014 and beyond.

In March 2013, we entered into US Dollar loan facilities with International Finance Corporation (IFC) and DEG-Deutsche Investitions und Entwicklungsgesellschaft (DEG) for the financing of the expansion projects at our flagship hospital in Beijing. We are able to draw down approximately $11 million in the aggregate from these facilities (approximately $6 million from IFC and approximately $5 million from DEG). The obligations of the borrower under both the IFC and DEG facilities are guaranteed by Chindex and secured by a pledge of Chindex’s ownership interest in the borrower.

In addition, we have submitted proposals to the IFC for additional loans of approximately $12 million related to the development of our rehabilitation hospital in Beijing. There can be no assurances as to the amounts, if any, that may be finally available under this loan or other facilities or whether such loan or other facilities will be finally achievable on terms acceptable to us and the lenders. If the ongoing negotiations are unsuccessful and this loan or other facilities are not obtained for expansion projects , then, in the absence of alternative sources of financing, there could result a material adverse effect on our operations and our ability to complete our proposed expansion projects on time or at all.

In addition, in October 2012, we completed the draw down of $11.1 million in loans at our hospital facilities in Beijing secured in part by U.S. Export-Import Bank guarantees. This loan was used for the purchase of medical equipment at our newly expanded facilities in Beijing, allowing us to import equipment into China at substantial savings due to duty and value added tax (VAT) exemptions. The loan has a term of seven years, an interest rate of 2.15% and required a collateral cash deposit of approximately $8.7 million.

Since the financial events of 2007, there have been continuing and significant disruptions in the world financial markets including those in China. We have not experienced significant negative impacts to operating activities as a result of these events. We have taken steps to ensure the security of our cash and investment holdings through deposits with highly liquid, global banking institutions. Our daily operations generate significant operating cash flows and have not been dependent upon credit availability. Our patient base in our current facilities are by and large considered to be in the wealthiest segment of society, for whom healthcare spending represents a very small percentage of their income and therefore is expected to be less impacted by an economic slowdown and to the extent their assets are affected, this will likely not impact their decision making on healthcare purchases. Our current expansion projects as described above are expected to be funded with corporate capital reserves, cash flow from operations and credit facilities provided that there can be no assurances that such facilities will be established, available or sufficient for our intended purposes or that the preconditions to disbursements under the facilities will be satisfied.

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

We currently do not have and may not be able to raise adequate capital to complete certain or all of our business strategies, including our ongoing expansion projects, or to react rapidly to changes in technology, products, services or the competitive landscape. We currently do not expect cash flow from operations to be sufficient to fund all of our currently existing and proposed expansion projects. Healthcare service and medical product providers in China often face high capital requirements in order to take advantage of new market opportunities, respond to rigorous competitive pressures and react quickly to changes in technology. Many of our competitors are committing substantial capital and, in many instances, are forming alliances to acquire or maintain market leadership. There can be no assurance that we will be able to satisfy our capital requirements in the future. In particular, our strategy of expanding our healthcare facilities and services includes the establishment and maintenance of healthcare facilities, which require particularly significant capital. In addition, CML plans to expand its distribution and manufacturing capabilities for medical products. With the strategy and goal of capitalizing on immediate opportunities in the evolving healthcare environment in China, we have in the past and likely in the future will consider and commence expansion projects that require and depend on the availability of significant capital, not all of which is available at the time of such consideration or commencement. In the absence of sufficient available or obtainable capital, we would be unable to establish or maintain healthcare facilities as planned or commenced, we may incur costs for projects that may not be completed as projected (if at all) and we may be required to seek capital in financings under circumstances and at times that limit the optimization of the terms of such financings.

Contractual Arrangements

The following table sets forth our contractual obligations as of December 31, 2012:

(in thousands)

	Total	2013	2014	2015	2016	2017	Thereafter
Bank Loans (1)	$22,194	$2,162	$2,045	$12,194	$1,698	$1,664	$2,431
IFC sinking fund assets (1)	(10,322)	—	—	(10,322)	—	—	—
JPM convertible debt	15,000	—	—	15,000	—	—	—
Operating leases	109,631	8,447	7,770	7,617	6,356	6,278	73,163

Total contractual obligations	$136,503	$10,609	$9,815	$24,489	$8,054	$7,942	$75,594

(1)	The bank loan payments in 2015 of $12,194 primarily represent the lump sum payment of the IFC RMB loan, including interest. The table above includes an offset to the payment in 2015 because the contractual obligation has already been prefunded in a sinking fund account for the benefit of IFC.

Not included in the table above is our expected total capital expenditures for the expansion and maintenance of our United Family Healthcare network development over the five year period. For the next twelve months, see “Liquidity and Capital Resources.”

For information about these contractual obligations, see Notes 8 and 12 to the consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.

Timing of Revenue

Our revenue is dependent on seasonal fluctuations related to epidemiology factors and the life styles of the expatriate community. For example, many expatriate families traditionally take annual home leave outside of China during the summer months.

Foreign Currency Exchange and Impact of Inflation

Because we receive 100% of our revenue and generate approximately 97% of our expenses within China, we have foreign currency exchange risk. The Chinese currency (RMB) is not freely traded and is closely controlled by the Chinese Government. The U.S. dollar (USD) has experienced volatility in world markets recently. During the year ended December 31, 2012, the RMB appreciated approximately 0.2% against the USD, resulting in an exchange loss of $373,000.

As part of our risk management program, we also perform sensitivity analyses to assess potential changes in revenue, operating results, cash flows and financial position relating to hypothetical movements in currency exchange rates. Our sensitivity analysis of changes in the fair value of the RMB to the USD at December 31, 2012, indicated that if the USD uniformly increased in value by 10% relative to the RMB, we would have experienced a 14% decrease in net income. Conversely, a 10% increase in the value of the RMB relative to the USD at December 31, 2012, would have resulted in a 17% increase in net income.

Based on the Consumer Price Index, for the year ended December 31, 2012, inflation in China was 2.7% and inflation in the United States was 2.1%. The average annual rate of inflation over the three-year period from 2010 to 2012 was 3.8% in China and 2.3% in the United States.

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

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Chindex International, Inc.

Bethesda, Maryland

We have audited Chindex International, Inc.’s (the Company) internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Chindex International, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Chindex International, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Chindex International, Inc. as of December 31, 2012 and 2011, and the related consolidated statements of operations, statements of comprehensive income, stockholders’ equity, and cash flows for the years ended December 31, 2012 and 2011 and for the nine months ended December 31, 2010 and our report dated March 15, 2013 expressed an unqualified opinion thereon. We did not audit the financial statements of Chindex Medical Limited, the joint venture or CML (which starting as of December 31, 2010, is being accounted for under the equity method of accounting by Chindex International, Inc.), and which statements reflect total assets (equity investment) of $110,929,000 and $122,987,000 as of December 31, 2012 and 2011, respectively, and income (equity method) of $3,039,000 and $3,353,000 for the years then ended. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for CML, is based solely on the report of the other auditors.

/s/ BDO USA, LLP

Bethesda, Maryland

March 15, 2013

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Chindex International, Inc.

Bethesda, Maryland

We have audited the accompanying consolidated balance sheets of Chindex International Inc. (the Company) as of December 31, 2012 and 2011 and the related consolidated statements of operations, statements of comprehensive income, stockholders’ equity, and cash flows for the years ended December 31, 2012 and 2011 and the nine months ended December 31, 2010. In connection with our audits of the financial statements, we have also audited the financial statement schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. We did not audit the financial statements of Chindex Medical Limited, the joint venture or CML (which starting as of December 31, 2010, is being accounted for under the equity method of accounting by Chindex International, Inc.), and which statements reflect total assets (equity investment) of $110,929,000 and $122,987,000 as of December 31, 2012 and 2011, respectively, and income (equity method) of $3,039,000 and $3,353,000 for the years then ended. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for CML, is based solely on the report of the other auditors.

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

In our opinion, based on our audits and report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Chindex International, Inc. at December 31, 2012 and 2011, and the results of its operations and its cash flows for the years ended December 31, 2012 and 2011 and for the nine months ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Chindex International, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 15, 2013 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Bethesda, Maryland

March 15, 2013

CHINDEX INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands except share data)

	December 31, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$33,184	$33,755
Restricted cash	754	—
Investments	—	26,394
Accounts receivable, less allowance for doubtful accounts of $10,612
and $8,300, respectively	19,564	13,947
Receivables from affiliates	2,110	10,984
Inventories of supplies, net	2,328	2,307
Deferred income taxes	3,209	3,887
Other current assets	3,798	4,652

Total current assets	64,947	95,926
Restricted cash and sinking funds	20,351	1,030
Investments	—	100
Investment in unconsolidated affiliate	34,847	33,728
Property and equipment, net	97,952	65,465
Noncurrent deferred income taxes	925	424
Other assets	3,428	2,719

Total assets	$222,450	$199,392

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$1,586	$—
Accounts payable	9,520	3,957
Payable to affiliates	1,334	9,404
Accrued expenses	15,540	11,735
Other current liabilities	8,558	5,549
Income taxes payable	2,772	2,141

Total current liabilities	39,310	32,786
Long-term debt and convertible debentures	32,812	23,818
Long-term deferred tax liability	262	287

Total liabilities	72,384	56,891

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value, 500,000 shares authorized, none issued	—	—
Common stock, $.01 par value, 28,200,000 shares authorized, including 3,200,000 designated Class B:
Common stock – 15,904,836 and 15,652,917 shares issued and outstanding at December 31, 2012 and December 31, 2011, respectively	159	157
Class B stock – 1,162,500 shares issued and outstanding at December 31, 2012 and December 31, 2011, respectively	12	12
Additional paid-in capital	122,109	118,930
Retained earnings	18,583	14,491
Accumulated other comprehensive income	9,203	8,911

Total stockholders’ equity	150,066	142,501

Total liabilities and stockholders’ equity	$222,450	$199,392

The accompanying notes are an integral part of these consolidated financial statements.

CHINDEX INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except share and per share data)

	Year ended December 31,		Nine months ended December 31,
	2012	2011	2010	2009 (Unaudited)
Revenue
Healthcare services revenue	$152,442	$114,397	$74,224	$64,610
Product sales	—	—	62,452	65,324

Total revenue	152,442	114,397	136,676	129,934

Operating expenses
Healthcare services:
Salaries, wages and benefits	83,264	64,074	40,051	36,634
Other operating expenses	22,287	17,947	12,365	9,388
Supplies and purchased medical services	18,807	13,233	7,496	6,720
Bad debt expense	3,179	2,131	1,364	810
Depreciation and amortization	7,458	5,145	2,877	2,664
Lease and rental expense	7,937	6,199	3,001	2,392

	142,932	108,729	67,154	58,608

Products:
Product sales costs	—	—	43,773	47,439
Product selling and other operating expenses	—	—	16,201	10,609

	—	—	59,974	58,048

Total operating expenses	142,932	108,729	127,128	116,656

Income from operations	9,510	5,668	9,548	13,278
Other income and (expenses)
Interest income	811	803	496	1,350
Interest (expense)	(456)	(645)	(560)	(784)
Loss on deconsolidation of subsidiaries	—	—	(126)	—
Equity in net income of unconsolidated affiliate	1,016	1,121	—	—
Miscellaneous (expense) income - net	10	(58)	(56)	(851)

Income before income taxes	10,891	6,889	9,302	12,993
Provision for income taxes	(6,799)	(3,688)	(3,488)	(5,304)

Net income	$4,092	$3,201	$5,814	$7,689

Net income per common share - basic	$.25	$.20	$.38	$.53

Weighted average shares outstanding - basic	16,374,054	16,141,063	15,347,173	14,533,601

Net income per common share - diluted	$.24	$.20	$.36	$.48

Weighted average shares outstanding - diluted	17,727,996	17,413,330	16,703,670	16,127,180

The accompanying notes are an integral part of these consolidated financial statements.

CHINDEX INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Year ended December 31,		Nine months ended December 31,
	2012	2011	2010	2009 (Unaudited)
Net income	$4,092	$3,201	$5,814	$7,689

Other comprehensive income:
Foreign currency translation adjustment	189	3,276	1,786	127
Share of other comprehensive income of unconsolidated affiliate	103	833	—	—

Other comprehensive income	292	4,109	1,786	127

Comprehensive income	$4,384	$7,310	$7,600	$7,816

The accompanying notes are an integral part of these consolidated financial statements.

CHINDEX INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the years ended December 31, 2012 and 2011 and the nine months ended December 31, 2010

(in thousands)

	Common Stock		Common Stock Class B		Additional Paid In	Retained	Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Capital	Earnings	Income	Total
Balance at March 31, 2010	13,765,857	$138	1,162,500	$12	$100,269	$5,476	$3,016	$108,911
Net income CY 2010	—	—	—	—	—	5,814	—	5,814
Foreign currency translation adjustment	—	—	—	—	—	—	1,786	1,786
Stock based compensation	—	—		—	2,059	—	—	2,059
Proceeds from issuance of common stock	933,022	9	—	—	13,794	—	—	13,803
Options exercised and issuance of restricted stock	611,547	6	—	—	635	—	—	641
Purchase and retirement of restricted stock for tax witholding	—	—	—	—	(942)	—	—	(942)

Balance at December 31, 2010	15,310,426	153	1,162,500	12	115,815	11,290	4,802	132,072

Net income	—	—	—	—	—	3,201	—	3,201
Foreign currency translation adjustment	—	—	—	—	—	—	3,276	3,276
Share of other comprehensive income of unconsolidated affiliate	—	—	—	—	—	—	833	833
Stock based compensation	—	—	—	—	3,177	—	—	3,177
Purchase and retirement of restricted stock for tax witholding	(24,077)	—	—	—	(233)	—	—	(233)
Options exercised and issuance of restricted stock, net of restricted stock forfeited	366,568	4	—	—	171	—	—	175

Balance at December 31, 2011	15,652,917	157	1,162,500	12	118,930	14,491	8,911	142,501

Net income	—	—	—	—	—	4,092	—	4,092
Foreign currency translation adjustment	—	—	—	—	—	—	189	189
Share of other comprehensive income of unconsolidated affiliate							103	103
Stock based compensation	—	—	—	—	3,362	—	—	3,362
Purchase and retirement of restricted stock for tax witholding	(29,765)	—	—	—	(293)	—	—	(293)
Options exercised and issuance of restricted stock, net of restricted stock forfeited	281,684	2	—	—	110	—	—	112

Balance at December 31, 2012	15,904,836	$159	1,162,500	$12	$122,109	$18,583	$9,203	$150,066

The accompanying notes are an integral part of these consolidated financial statements.

CHINDEX INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended December 31,		Nine months ended December 31,
	2012	2011	2010	2009 (Unaudited)
OPERATING ACTIVITIES
Net income	$4,092	$3,201	$5,814	$7,689
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,458	5,145	2,877	2,664
Provision for demonstration inventory	—	—	491	404
Inventory write down	48	10	137	259
Provision for doubtful accounts	3,179	2,131	1,364	810
Loss (gain) on disposal of property and equipment	39	80	139	(4)
Equity in net income of unconsolidated affiliate	(1,016)	(1,121)	—	—
Deferred income taxes	162	(939)	(547)	156
Stock based compensation	3,362	3,177	2,059	2,429
Foreign exchange (gain) loss	373	(670)	544	(1,210)
Amortization of debt issuance costs	9	9	7	7
Amortization of debt discount	247	247	185	185
Loss on deconsolidation of subsidiaries	—	—	126	—
Non-cash charge for change in fair value of warrants	—	—	—	883
Changes in operating assets and liabilities:
Restricted cash	(754)	300	42	689
Accounts receivable	(8,736)	(3,791)	(3,797)	6,412
Receivables from affiliate	8,873	(1,653)	—	—
Inventories of supplies	(63)	(811)	(2,735)	(2,730)
Other current assets and other assets	101	(872)	(2,576)	(863)
Accounts payable, accrued expenses, other current
liabilities and deferred revenue	11,333	4,557	2,724	(3,185)
Payable to affiliate	(8,070)	1,669	—	—
Income taxes payable	623	(110)	237	1,370

Net cash provided by operating activities	21,260	10,559	7,091	15,965
INVESTING ACTIVITIES
Purchases of short-term investments and CDs	—	(26,966)	(7,446)	(6,493)
Proceeds from redemption of CDs	26,535	41,091	2,843	—
Deconsolidation of cash held by subsidiaries contributed to Chindex Medical Limited JV	—	—	(22,917)	—
Purchases of property and equipment	(39,278)	(23,843)	(9,941)	(3,843)

Net cash used in investing activities	(12,743)	(9,718)	(37,461)	(10,336)
FINANCING ACTIVITIES
Restricted cash for IFC RMB loan sinking funds	(11,036)	—	—	—
Proceeds from China Exim debt	11,109	—	—	—
Restricted cash for China Exim debt collateral	(8,283)	—	—	—
Repayment of debt, sinking fund deposits and vendor financing	(802)	—	(2,425)	(1,398)
Repurchase of restricted stock for income tax witholding	(293)	(233)	(942)	(108)
Proceeds from issuance of common stock	—	—	13,803	—
Proceeds from exercise of stock options and warrants	112	175	641	400

Net cash (used in) provided by financing activities	(9,193)	(58)	11,077	(1,106)
Effect of foreign exchange rate changes on cash and cash equivalents	105	965	646	(1,056)

Net (decrease) increase in cash and cash equivalents	(571)	1,748	(18,647)	3,467
Cash and cash equivalents at beginning of period	33,755	32,007	50,654	20,293

Cash and cash equivalents at end of period	$33,184	$33,755	$32,007	$23,760

Supplemental disclosures of cash flow information:
Cash paid for interest	$551	$670	$668	$724
Cash paid for taxes	$6,094	$4,751	$3,416	$3,744
Non-cash investing and financing activities consist of the following:
PPE additions included in accounts payable and payable to affiliates	$529	$7,931	$6,482	$—
Investment in unconsolidated affiliates	$—	$—	$8,839	$—
Exercise of warrants at fair value	$—	$—	$—	$201

The accompanying notes are an integral part of these consolidated financial statements.

CHINDEX INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012

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

The Company formerly operated a Medical Products division, which marketed, distributed and sold select medical capital equipment, instrumentation and other medical products for use in hospitals in China and Hong Kong on the basis of both exclusive and non-exclusive agreements with the manufacturers of these products. Sales and purchases were made in a variety of currencies including U.S. dollars, Euros and Chinese Renminbi. On December 31, 2010, the Medical Products division was contributed to Chindex Medical Limited (“CML”), a newly formed Hong Kong joint venture, in which the Company received a 49% ownership interest for its contribution (see Note 4). Shanghai Fosun Pharmaceutical (Group) Co., Ltd. (“FosunPharma”) received a 51% interest in CML for its contribution of certain medical device and other businesses. Upon its contribution of the Medical Products division, the Company deconsolidated the business of that division. The investment in CML is recorded using the equity method of accounting, effective December 31, 2010, with Chindex’s 49% interest in the equity in the earnings of CML beginning January 1, 2011.

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

Accounts Receivable

Accounts receivable are customer obligations due under normal trade terms. Subsequent to the deconsolidation of the Medical Products division, accounts receivable consists of patient obligations for healthcare services. Accounts receivable are reviewed on a quarterly basis to determine if any receivables will potentially be uncollectible based on the aging of the receivable and historical cash collections. Any accounts receivable balances that are determined to be uncollectible, along with a percentage allowance for each aging category of receivables are included in the overall allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Final write-offs of receivables in China require approval from Chinese tax authorities. Such approvals require substantial historical documentation of collection efforts and are not normally granted until several years have passed. As a result, the allowance for doubtful accounts is relatively high when compared to account receivable balances. Management believes that the allowance for doubtful accounts as of December 31, 2012 and 2011 is adequate; however, actual write-offs might exceed the recorded allowance.

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

Property and Equipment

Property and equipment are stated at historical cost. The costs of additions and improvements are capitalized, while maintenance and repairs are charged to expense as incurred. Depreciation is computed on the straight line method over the estimated useful lives of the related assets. Useful lives for medical equipment deployed for clinical use in our hospitals is 10 years. Useful lives for office equipment, vehicles and furniture and fixtures range from 3 to 7 years. Leasehold improvements are amortized on the straight-line method over the shorter of the estimated useful lives of the improvements or the lease term.

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

In accordance with Accounting Standard Codification (“ASC”) 740, provisions for income taxes are based upon earnings reported for financial statement purposes and may differ from amounts currently payable or receivable because certain amounts may be recognized for financial reporting purposes in different periods than they are for income tax purposes. Deferred income taxes result from temporary differences between the financial statement amounts of assets and liabilities and their respective tax bases. A valuation allowance reduces the net deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company recognizes, in its consolidated financial statements, the impact of a tax position if that position is not more likely than not to be sustained upon examination, based on the technical merits of the position. It is our policy to recognize interest and penalties related to income tax matters in income tax expense.

Cash Equivalents and Restricted Cash

The Company considers unrestricted cash on hand, deposits in banks, certificates of deposit, money market funds and short-term marketable securities with an original or remaining maturity at the date of acquisition of three months or less to be cash and cash equivalents. Restricted cash is composed of collateral for the China Exim loans (see Note 5).

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

The Company did not grant any stock options in the year ended December 31, 2012. The assumptions used to determine the value of the options at the grant date for options granted as of December 31, 2011 and 2010 were:

	December 31, 2011	December 31, 2010
Volatility	70%	70%
Dividend yield	0.00%	0.00%
Risk-free interest rate	2.0%	1.44%
Expected average life	7.0 years	5.0 years

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

Based on historical experience, the Company has assumed a forfeiture rate of 0% for executive management and 10% for all other employees as of December 31, 2012 and 2011. In the prior years, the Company used a blended forfeiture rate of 6% for the entire employee population receiving equity awards The Company will record additional expense if the actual forfeitures are lower than estimated and will record a recovery of prior expense if the actual forfeitures are higher than estimated.

Debt Issuance Costs

Debt issuance costs incurred are capitalized and amortized based on the life of the debt obligations from which they arose, using the effective interest method. The amortization of these costs is included in interest expense in the consolidated statements of operations.

Foreign Currencies

Financial statements of the Company’s foreign subsidiaries are translated from the functional currency, generally the local currency, to U.S. dollars. Assets and liabilities are translated at the exchange rates on the balance sheet date. Results of operations are translated at average exchange rates. Accumulated other comprehensive income in the accompanying consolidated statements of comprehensive income consists primarily of the resulting exchange difference.

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

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board issued Accounting Standards Update 2013-02, a new accounting standard that adds new disclosure requirements for amounts reclassified out of accumulated other comprehensive income (“AOCI”). The total changes in AOCI must be disaggregated between reclassification adjustments and current period other comprehensive income. This new standard also requires an entity to present reclassification adjustments out of AOCI either on the face of the statement of operations or in the notes to the financial statements based on their source and the income statement line items affected by the reclassification. This standard is effective prospectively for the Company for interim and annual periods beginning on January 1, 2013. The adoption of this standard is not expected to have a material effect on the Company’s consolidated financial statements.

2. INVESTMENTS

The following table summarizes the Company’s investments, including accrued interest, as of December 31, 2012 and December 31, 2011 (in thousands):

	December 31, 2012	December 31, 2011
Current investments:
Certificates of deposit	$—	$18,812
U.S. Government Sponsored Enterprises	—	1,575
Corporate bonds	—	6,007

Total current investments	$—	$26,394

Noncurrent investments:
Corporate bonds	$—	$100

Total noncurrent investments	$—	$100

The Company has no investments as of December 31, 2012.

The Company’s current investments as of December 31, 2011 included $18,812,000 of Certificates of Deposit, with fixed interest rate of 0.55% issued by HSBC, a large international financial institution. The Company’s investments in Certificates of Deposit are intended to be held to maturity. Other than Certificates of Deposit, the Company’s current investments also included available-for-sale securities at fair value, which approximates cost, of $1,575,000 issued by U.S. Government-sponsored enterprises and corporate bonds of $6,007,000, which mature within the next twelve months. The Company’s investments were recorded at fair value, and the difference between fair value and amortized cost as of December 31, 2011 was de minimis. The Company’s noncurrent investments of $100,000 as of December 31, 2011, consisted of corporate bonds which mature in 38 months. All the investments were redeemed in 2012.

3. INVENTORIES, NET

Inventories consist of medical supplies and pharmaceuticals in the amounts of $2,328,000 at December 31, 2012 and $2,307,000 at December 31, 2011.

4. INVESTMENT IN UNCONSOLIDATED AFFILIATE

Background – Chindex Medical Limited

On December 31, 2010, Chindex International and Shanghai Fosun Pharmaceutical (Group) Co., Ltd (“FosunPharma”), a leading manufacturer and distributor of Western and Chinese medicine and devices in China, completed the first closing (the “Initial Closing”) of the formation of Chindex Medical Limited (CML) to independently operate certain combined medical device businesses, including Chindex’s Medical Products division. The formation of CML represents a basis for the strategic alliance between the two companies, which aims to capitalize on the long-term opportunity presented by medical product sectors in China. CML is focused on marketing, distributing, selling and servicing medical devices in China, including in Hong Kong, as well as activities in R&D and manufacturing of medical devices for the Chinese and export markets. CML is owned 51% by FosunPharma and 49% by Chindex.

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

Summarized Financial Information for CML

Beginning with the commencement of CML operations on January 1, 2011, Chindex follows the equity method of accounting to recognize its 49% interest in the net assets and the net earnings of CML on an on-going basis. Summarized financial information for the unconsolidated CML affiliate for which the equity method of accounting is used is presented below on a 100 percent basis. The assets and liabilities of CML as of December 31, 2012 and December 31, 2011 as follows (in thousands):

	December 31, 2012	December 31, 2011
Current assets	$91,184	$104,726
Noncurrent assets	19,745	18,261

Total assets	$110,929	$122,987

Current liabilities	$43,287	$59,941
Noncurrent liabilities	1,526	1,539

Total liabilities	44,813	61,480
Stockholders’ equity	66,116	61,507

Total liabilities and stockholders’ equity	$110,929	$122,987

The operating results of CML in 2012 and 2011 were as follows (in thousands):

	Year ended December 31,
	2012	2011
Revenue	$116,070	$126,778
Income before income taxes	3,618	4,947
Net income	3,039	3,353

CML is a 51%-owned subsidiary of FosunPharma. The assets, liabilities and stockholders’ equity in the summarized financial data table presented above for CML have been prepared on a stand-alone basis, with the assets and liabilities of the entities contributed to CML by FosunPharma reported on a historical cost basis, while the assets and liabilities acquired from Chindex have been recorded on a fair value basis. In reporting its 49% interest in the net assets and net earnings of CML using the equity method of accounting, Chindex includes its 49% interest in the stand-alone financial statements of CML, and also records adjustments to reflect the amortization of basis differences attributable to the fair values in excess of net book values of identified tangible and intangible assets contributed by FosunPharma to CML at its formation date. In addition, certain employees of CML participate in Chindex stock-based compensation programs. The expense for these stock options or restricted stock is recognized by CML as the services are provided. The total stock-based compensation expense recognized by CML for the years ended December 31, 2012 and 2011 were $968,000 and $1,224,000, respectively.

For the years ended December 31, 2012 and 2011, Chindex recognized income of $1,016,000 and $1,121,000, respectively, for its 49% equity in the operating results of CML. This consisted of income of $1,478,000 and $1,636,000, respectively, for the stand-alone net income of CML (after recognition of stock-based compensation expense) and after deducting $462,000 and $515,000, for the amortization of basis differences attributable to acquired intangibles.

As of December 31, 2012 and 2011, Chindex had a receivable from CML entities of $2,110,000 and $10,984,000, respectively, primarily related to advance payments for procurement of medical equipment supplied under logistics service agreement whereby CML serves as an agent for Chindex, and as of December 31, 2012 and 2011, Chindex had a payable to CML entities of $1,334,000 and $9,404,000, respectively, which represented the actual purchases of medical equipment by CML on behalf of Chindex under the logistics service agreement. It is expected that the medical equipment will be purchased within one year.

Services Agreement

CML and Chindex International, Inc. entered into a services agreement (the “Services Agreement”), effective January 1, 2011. Under the Services Agreement, Chindex provides advice and support services as requested by CML. The services include management and administrative support services for marketing, sales and order fulfillment activities conducted in the United States and China, order processing and exporting of goods sold to customers in China, advice relating to the marketing of products sold in China by CML, analysis of sales opportunities and other assistance including services such as payroll, database administration, internal auditing, accounting and finance that will assist CML in carrying out its activities in the United States and China. For the years ended December 31, 2012 and 2011, total expenses recognized by CML under the services agreement were $3,463,000 and $3,451,000, respectively, in addition to stock-based compensation.

5. RESTRICTED CASH AND SINKING FUNDS

Restricted cash and sinking funds at December 31, 2012 and December 31, 2011 consist of the following:

(in thousands)	December 31, 2012	December 31, 2011
Current
China Exim loan collateral	$754	$—

Noncurrent
IFC RMB loan sinking fund	$12,069	$1,030
China Exim loan collateral - Certificates of Deposit	8,282	—

	$20,351	$1,030

The China Exim loan collateral of $318,000 consists of two deposits for the China Exim loan with an interest rate of 3% per annum, and the term of the deposits is from July 27, 2012 to July 27, 2013.

The IFC RMB loan sinking fund consists of Certificates of Deposit for the advance funding of the loan principal and interest for the Company’s IFC 2005 RMB loan from the International Finance Corporation (IFC). As of December 31, 2012, the Certificates of Deposit totaled $12,069,000, and are recorded in long-term restricted cash and sinking funds. The RMB debt is also classified as long-term and will be paid off as originally scheduled on October 15, 2015. Of the $12,069,000 IFC sinking fund, the CD amount of $436,000 has an interest rate of 3.5%, and the term of the CD is from March 22, 2012 to March 22, 2013: the CD amount of $436,000 has an interest rate of 4.4%, and the term of the CD is from March 22, 2012 to March 22, 2014; the CD amount of $438,000 has an interest rate of 5%, and the term of the CD is from March 22, 2012 to March 22, 2015; and the CD amount of $10,759,000 has an interest rate of 5%, and the term of the CD is from March 22, 2012 to March 22, 2015.

In June 2011, the Company entered into a contract for the purchase of $11.1 million of medical equipment to be used at our newly expanded hospital facilities in Beijing. The equipment was primarily sourced from the United States. Since the equipment is for qualified government-sponsored projects under financing agreements between the U.S. Export-Import Bank and China’s Ministry of Finance, the Company may import the equipment into China on a duty and VAT free basis. The Company entered into loan agreements for the principal amount of $11.1 million, with a term of seven years, an interest rate of 2.15%, and a collateral cash deposit of approximately $8.7 million. Certificates of Deposit in a restricted account at a major bank in China were opened in June 2012 to provide the collateral for the expected draw of $11.1 million under the loan agreements. The Certificates of Deposit earn interest at an initial rate of 3.05% as of December 31, 2012, and the interest rate is reset every six months based on the bank’s standard rates. The remaining steps to draw the principal of the loan were completed and the entire $11.1 million was drawn on October 18, 2012.

6. PROPERTY AND EQUIPMENT, NET

(in thousands)

	December 31, 2012	December 31, 2011
Property and equipment, net consists of the following:
Furniture and equipment	$44,089	$25,376
Vehicles	355	240
Construction in progress	21,478	21,463
Leasehold improvements	54,907	34,566

	120,829	81,645
Less: accumulated depreciation and amortization	(22,877)	(16,180)

	$97,952	$65,465

Construction in progress relates to the development of the United Family Healthcare network of private hospitals and health clinics in China, including facilities and systems development. Additions incurred during the year pertained to the construction of the Beijing Rehabilitation hospital, expansion of the current Beijing hospital campus and new hospital facilities in Tianjin. Remaining costs to complete major contraction activities in progress are approximately $12 million. Capitalized interest on construction in progress was $356,000, $565,000 and $140,000 during the years ended December 31, 2012 and 2011 and the nine months ended December 31, 2010, respectively. Depreciation and amortization expense for property and equipment for the years ended December 31, 2012 and 2011 were $7,458,000 and $5,145,000, respectively, and was $3,004,000 for the nine months ended December 31, 2010, which included $127,000 related to the former Medical Products business.

7. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

(in thousands)

	December 31, 2012	December 31, 2011
Accrued expenses:
Accrued expenses- rent	$6,125	$3,775
Accrued compensation	7,007	6,056
Accrued expenses- other	2,408	1,904

	$15,540	$11,735

Other current liabilities:
Accrued other taxes payable- non-income	$992	$717
Customer deposits	4,754	3,117
Other current liabilities	2,812	1,715

	$8,558	$5,549

8. DEBT

The Company’s short-term and long-term debt balances are (in thousands):

	December 31, 2012		December 31, 2011
	Short term	Long term	Short term	Long term
Long term loan - IFC	$—	$10,322	$—	$10,297
China Exim loan	1,586	8,722	—	—
Convertible notes, net of debt discount	—	13,768	—	13,521

	$1,586	$32,812	$—	$23,818

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

Effective March 14, 2012, the Company entered into an Amendment and Restatement Agreement to the 2005 RMB Loan Agreement, and a Certificate of Deposit Retention and Pledge Agreement. The agreements were necessary in order to incorporate the effects of the expansion of the Beijing hospital campus on the collateral and loan covenant provisions of the original IFC 2005 RMB Loan Agreement. The revised terms of the agreements provide for (1) advance funding by the Company of the full principal and interest amounts by the purchase of a series of certificates of deposit having a face amount equal to the full principal and interest amount and the subsequent pledge of such Certificates of Deposit to the IFC, and (2) significant reduction of loan covenants required under the original loan agreement. The advance funding of the loan principal and interest by the Company into restricted accounts rather than paying off the debt was necessary in order to avoid significant prepayment penalties. As of December 31, 2012, the Certificates of Deposit totaled $12,069,000 and are recorded in long-term restricted cash and sinking funds. The RMB debt is classified as long-term and will be paid off as originally scheduled on October 15, 2015.

As of December 31, 2012, the outstanding balance of this debt was 64,880,000 RMB (current translated value of $10,322,000) and was classified as long-term. As the advance funding of the sinking fund does not extinguish the long-term debt liability, the entire loan is expected to be classified as long-term until a financial reporting date that is less than one year from final maturity. The balance sheet classification of the sinking fund assets is similarly noncurrent, until a date that is less than one year from the lump sum payment.

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

The Tranche B Notes had a ten-year maturity, bore no interest of any kind and provided for conversion into shares of the Company’s common stock at an initial conversion price of $18.56 per share at any time and automatic conversion upon the Company entering into one or more newly committed financing facilities (the “Facilities”) making available to the Company at least $50 million, pursuant to which Facilities all conditions precedent (with certain exceptions) for initial disbursement had been satisfied, subject to compliance with certain JPM Financing provisions. The Facilities as required for conversion of the Tranche B Notes had to have a minimum final maturity of 9.25 years from the date of initial drawdown, a minimum moratorium on principal repayment of three years from such date, principal payments in equal or stepped up amounts no more frequently than twice in each 12-month period, no sinking fund obligations, and also limit the purchase price of any equity issued under the Facilities to at least equal to the initial conversion price of the Notes or higher amounts depending on the date of issuance thereof. In January 2008, the Tranche B Notes were converted into 1,346,984 shares of our common stock.

The Tranche C Notes have a ten-year maturity, bear no interest of any kind and are convertible at the same conversion price as the Tranche B Notes at any time and will be automatically converted upon the (i) completion of two proposed new and/or expanded hospitals in China in Beijing and Guangzhou (the “JV Hospitals”), (ii) the first anniversary of commencement of operations at either of the JV Hospitals or (iii) the first anniversary of either of the JV Hospitals achieving break-even earnings before interest, taxes, depreciation and amortization for any 12-month period ending on the last day of a fiscal quarter, subject to compliance with certain JPM Financing provisions. The operations of the first JV hospital in Beijing were commenced on October 15, 2012.

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

In connection with the issuance of the Notes, the Company incurred issuance costs of $314,000, which primarily consisted of legal and other professional fees. Of these costs, $61,000 was attributable to the Tranche A shares, $159,000 was attributable to Tranche B Notes which converted in January 2008 and the remaining $94,000 is attributable to the Tranche C Notes and has been capitalized to be amortized over the life of the Notes. As of December 31, 2012 and December 31, 2011, the unamortized financing cost was $45,000 and $54,000, respectively, and is included in Other Assets in the consolidated balance sheets.

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

The debt discount pursuant to the Notes as of December 31, 2012 and December 31, 2011 was $1,232,000 and $1,479,000, respectively. Amortization of the discount was approximately $247,000, $247,000 and $185,000 for the years ended December 31, 2012 and 2011 and nine months ended December 31, 2010, respectively.

International Finance Corporation and DEG-Deutsche Investitions und Entwicklungsgesellschaft

In March 2013, we entered into US Dollar loan facilities with International Finance Corporation (IFC) and DEG-Deutsche Investitions und Entwicklungsgesellschaft (DEG) for the financing of the expansion projects at our flagship hospital in Beijing. We are able to draw down approximately $11 million in the aggregate from these facilities (approximately $6 million from IFC and approximately $5 million from DEG). The obligations of the borrower under both the IFC and DEG facilities are guaranteed by Chindex and secured by a pledge of Chindex’s ownership interest in the borrower.

In addition, we have submitted proposals to the IFC for additional loans of approximately $12 million related to the development of our rehabilitation hospital in Beijing. There can be no assurances as to the amounts, if any, that may be finally available under this loan or other facilities or whether such loan or other facilities will be finally achievable on terms acceptable to us and the lenders. If the ongoing negotiations are unsuccessful and this loan or other facilities are not obtained for expansion projects , then, in the absence of alternative sources of financing, there could result a material adverse effect on our operations and our ability to complete our proposed expansion projects on time or at all.

China Exim Loans

In June 2011, the Company entered into a contract for the purchase of $11.1 million of medical equipment to be used at our newly expanded hospital facilities in Beijing. The equipment was primarily sourced from the United States. As qualified government-sponsored projects under financing agreements between the U.S. Export-Import Bank and China’s Ministry of Finance, this would allow the Company to import the equipment into China on a duty and VAT free basis. The Company entered into loan agreements with Export-Import Bank of China (“China Exim”) for the principal amount of $11.1 million, with a term of seven years, an interest rate of 2.15%, and a collateral cash deposit of approximately $8.7 million. Certificates of Deposit in a restricted account were opened in June 2012 to provide the collateral for the expected draw of $11.1 million under the loan agreements. The remaining steps to draw the principal of the loan were completed and the entire $11.1 million was drawn on October 18, 2012. The issuance costs of $297,000 were capitalized and are being amortized over the 7-year lives of the loans.

Debt Payment Schedule

The following table sets forth the Company’s debt obligations as of December 31, 2012:

(in thousands)

	Total	2013	2014	2015	2016	2017	Thereafter
Long term loan - IFC	$10,322	$—	$—	$10,322	$—	$—	$—
China Exim loan	10,308	1,586	1,586	1,586	1,586	1,586	2,378
Convertible notes	15,000	—	—	15,000	—	—	—

Total	$35,630	$1,586	$1,586	$26,908	$1,586	$1,586	$2,378

Restricted cash of $21,105,000 as of December 31, 2012 consisted of $12,069,000 for the sinking fund deposits related to the IFC Loans and $9,036,000 for the collateral related to the China Exim loan. Restricted cash was $1,030,000 as of December 31, 2011 for the sinking fund deposits related to the IFC Loans.

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

Stock Option Plan

On September 1, 2004, the Company’s Board of Directors approved and on October 14, 2004, the Company’s shareholders approved the Company’s 2004 Incentive Stock Plan (2004 Plan). The 2004 Plan became effective upon the shareholders’ approval. The 2004 Plan provides for grants of: options to purchase common stock; restricted shares of common stock (which may be subject to both issuance and forfeiture conditions), which we refer to as restricted stock; deferred shares of common stock (which may be subject to the completion of a specified period of service and other issuance conditions), which we refer to as deferred stock; stock units (entitling the grantee to cash payments based on the value of the common stock on the date the payment is called for under the stock unit grant); and stock appreciation rights (entitling the grantee to receive the appreciation in value of the underlying common stock between the date of exercise and the date of grant), which are referred to as SARs. SARs may be either freestanding or granted in tandem with an option. Options to purchase the common stock may be either incentive stock options that are intended to satisfy the requirements of Section 422 of the Internal Revenue Code (the Code), or options that do not satisfy the requirements of Section 422 of the Code. Compensation costs for stock options and restricted stock are recognized ratably over the vesting period of the option or stock, which usually ranges from immediate to three years. All of the shares authorized under the 2004 Plan had been granted as of March 31, 2008.

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

Compensation costs related to equity compensation, including stock options and restricted stock, for the years ended December 31, 2012 and 2011 and the nine months ended December 31, 2010 were $3,362,000, $3,177,000 and $2,059,000, respectively, which are all included in healthcare services – salaries, wages and benefits on the consolidated statements of operations.

Stock-Based Compensation for Employees

During the years ended December 31, 2012 and 2011 and the nine months ended December 31, 2010, the total intrinsic value of stock options exercised was $454,000, $285,000 and $3,983,000, respectively. The actual cash received upon exercise of stock options was $112,000, $175,000 and $641,000, respectively. The unamortized fair value of the stock options as of December 31, 2012 was $393,000, the majority of which is expected to be expensed over the weighted-average period of 1.16 years.

A summary of the status of the Company’s non-vested options as of December 31, 2012 and changes during the year is presented below:

		Weighted Average
	Number of Shares	Grant-Date Fair Value
Nonvested options outstanding, December 31, 2011	129,030	$8.95
Granted	—	—
Vested	(63,564)	8.99
Canceled	(4,300)	8.92

Nonvested options outstanding, December 31, 2012	61,166	$8.91

A summary of the status of the Company’s non-vested options as of December 31, 2011 and changes during the year is presented below:

		Weighted Average
	Number of Shares	Grant-Date Fair Value
Nonvested options outstanding, December 31, 2010	345,381	$9.02
Granted	18,000	8.99
Vested	(227,104)	9.06
Canceled	(7,247)	8.96

Nonvested options outstanding, December 31, 2011	129,030	$8.95

A summary of the status of the Company’s non-vested options as of December 31, 2010 and changes during the nine month period is presented below:

		Weighted Average
	Number of Shares	Grant-Date Fair Value
Nonvested options outstanding, March 31, 2010	658,121	$9.12
Granted	18,000	8.64
Vested	(225,860)	9.07
Canceled	(104,880)	9.47

Nonvested options outstanding, December 31, 2010	345,381	$9.02

The total fair value of options vested for the year ended December 31, 2012 was $572,000.

The table below summarizes activity relating to restricted stock for the year ended December 31, 2012:

	Number of shares underlying restricted stock	Aggregate Intrinsic Value of Restricted Stock (in thousands) *
Outstanding at December 31, 2011	525,800
Granted	246,715
Vested	(235,910)
Forfeited	(19,055)

Outstanding at December 31, 2012	517,550	$5,434

Expected to vest	481,087	$5,051

The table below summarizes activity relating to restricted stock for the year ended December 31, 2011:

	Number of shares underlying restricted stock	Aggregate Intrinsic Value of Restricted Stock (in thousands) *
Outstanding at December 31, 2010	412,774
Granted	321,898
Vested	(200,017)
Forfeited	(8,855)

Outstanding at December 31, 2011	525,800	$4,480

Expected to vest	499,995	$4,260

The table below summarizes activity relating to restricted stock for the nine months ended December 31, 2010:

	Number of shares underlying restricted stock	Aggregate Intrinsic Value of Restricted Stock (in thousands) *
Outstanding as of March 31, 2010	142,896
Granted	338,415
Vested	(67,977)
Forfeited	(560)

Outstanding as of December 31, 2010	412,774	$6,807

Expected to vest	397,056	$6,547

The weighted average contractual term of the restricted stock, calculated based on the service-based term of each grant, is two years for 2012 and 2011, respectively. As of December 31, 2012 the unamortized fair value of the restricted stock was $5,251,000 without PRSUs and was $7,436,000 with PRSUs. This unamortized fair value will be recognized over a weighted-average period of 2.4 years. Restricted stock is valued at the stock price on the date of grant.

Long-Term Incentive Plan

On March 28, 2012, the Company’s Compensation Committee, with the assistance of its independent executive compensation consultant, adopted a newly-designed long-term incentive program (“LTIP”) under our amended and restated 2007 Stock Incentive Plan (the “Plan”) for 2012 grants to executive officers and other key employees of performance-based restricted stock units (“PRSUs”), subject to shareholder approval (the “Shareholder Approval”) of the Plan, which was received at our May 31, 2012 annual meeting of shareholders. The new program closely aligns the equity compensation paid to participants with the achievement of pre-set quantitative metrics. The new program also is intended to enable our equity awards to be deductible as performance-based compensation in accordance with Section 162(m) of the Code.

The awards under the new program were initially expressed as a target number of units. The target number of units was adjusted to reflect the attainment of the Company’s performance metrics during the applicable performance period, which in the case of the awards granted in 2012 was calendar year 2012.

The 2012 awards became effective upon our Shareholder Approval. The performance metrics used for these awards are Revenue and Adjusted EBITDA Margin, with the adjustment to the target number of units based on a combination of the level of performance on these metrics, ranging from zero if performance did not meet specified levels up to a maximum of 150% of the target number of units. The number of units so determined would be increased or decreased by up to 25% based on the Company’s stock performance during 2012 relative to the performance of the Halter USX China Index (an index calculated by the NYSE Arca of selected companies whose common stock is publicly traded in the United States and the majority of whose business is conducted within China, that have an average market capitalization greater than $50 million for the preceding 40 days, and that trade on the NYSE or NASDAQ). The number of units earned after this adjustment was subject to vesting based on continued employment, with one-third of the units vesting at the end of each of 2013, 2014, and 2015, subject to accelerated vesting in specified events. Upon the vesting of a unit, the award holder will receive one share of our common stock in settlement of that unit. The number of PRSUs awarded in 2012 under the LTIP was 286,760. Upon the completion of the service period, vested PRSUs will be settled by the delivery of Chindex common stock. Compensation expense is based on the estimated fair value of the PRSUs at the grant date, using a Monte Carlo simulation and will be recognized over the combined performance and service periods of approximately 3.6 years, beginning on June 1, 2012. The Company recognized expense of $734,000 in the year ended December 31, 2012. There was no comparable expense in the prior year period. As of December 31, 2012, the unamortized fair value of the PRSUs expected to be awarded was $2,185,000. This unamortized fair value is expected to be expensed over the period through December 31, 2015, as adjusted to reflect the actual number of PRSUs awarded.

The following is a summary of stock option activity during the years ended December 31, 2012 and 2011 and the nine months ended December 31, 2010:

	December 31, 2012	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)*	December 31, 2011	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)*	December 31, 2010	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)*
Options outstanding, beginning of year	1,206,439	$10.35		1,256,889	$10.03		1,715,286	$8.64
Granted	—	—		18,000	14.22		18,000	14.85
Exercised	(54,024)	2.09		(53,525)	3.27		(345,221)	1.86
Canceled	(4,300)	13.26		(7,247)	13.19		(131,176)	14.00
Expired	(16,975)	11.33		(7,678)	13.22		—	—

Options outstanding, end of year	1,131,140	$10.72	$1,866	1,206,439	$10.35	$1,522	1,256,889	$10.03	$8,360

Weighted Average Remaining Contractual Term (Years)	4.74			5.58			6.32
Options exercisable at end of year	1,069,974	$10.56	$1,866	1,077,409	$9.96	$1,522	911,508	$8.81	$7,159

Options exercisable at end of year and expected to be exercisable**	1,125,023	$10.71	$1,866	1,193,536	$10.32	$1,522	1,237,315	$5.19	$6,679

*	The aggregate intrinsic value on this table was calculated based on the positive difference between the closing market price of the Company’s common stock on December 31, 2012, 2011 and 2010 ($10.50, $8.52 and $16.49, respectively) and the exercise price of the underlying options.
**	Options exercisable at December 31, 2012, 2011 and 2010 are expected to be exercisable include both vested options and non-vested options outstanding less our expected forfeiture rate.

Stock-Based Compensation for Nonemployees

On December 31, 2010, Chindex Medical Limited (“CML”) was formed (see Note 4). In connection with the transaction, certain employees of the Company that transferred to CML retained 101,239 stock options, of which 62,353 options were vested and 38,886 were nonvested stock options previously issued by the Company. Those employees continue to vest in their nonvested stock options as they provide services to CML commencing January 1, 2011, which are accounted for on a mark-market to basis. The cost of the options for nonemployees in 2012 and 2011 were $147,000 and $311,000, respectively, which were charged to CML.

Stock Purchase Agreement– FosunPharma

On June 14, 2010, the Company entered into a stock purchase agreement (the “Stock Purchase Agreement”) with Fosun Industrial Co., Limited (the “Investor”) and Shanghai Fosun Pharmaceutical

(Group) Co., Ltd (“FosunPharma”). Pursuant to the Stock Purchase Agreement, the Company agreed to issue and sell to Investor a total of 1,990,447 shares (the “Shares”) of the Company’s common stock (representing approximately 10% of all outstanding common stock after such sale, based on the number of outstanding shares as of the date of the Stock Purchase Agreement) at a purchase price of $15 per share.

Pursuant to the Stock Purchase Agreement, the sale of the Shares would be completed in two closings. The initial closing occurred on August 27, 2010, at which the Company issued 933,022 Shares to Investor for an aggregate purchase price of $13,995,330 or $13,803,000 net of transaction costs. At the second closing (the “Second Closing”) under the Stock Purchase Agreement, the Company would sell the remaining 1,057,425 Shares to Investor for an aggregate purchase price of $15,861,375. The Second Closing has been subject to the consummation of CML, which was initially formed effective December 31, 2010 and recently fully consummated. CML engages in the businesses of, among other things, (i) the marketing, distribution and servicing of medical equipment in China and Hong Kong (except that sales and distribution related activities in relation to sales and servicing in China and Hong Kong may take place in other jurisdictions) and (ii) the manufacturing, marketing, sales and distribution of medical devices and medical equipment and consumables, including our former Medical Products division. CML is 51%-owned by FosunPharma and 49%-owned by the Company. The Stock Purchase Agreement further provides that in the event that CML were not consummated within a prescribed period, then the Stock Purchase Agreement may be terminated by either party solely with respect to the Second Closing, provided the absence of such consummation was not principally caused by the terminating party. Although the prescribed period elapsed prior to the consummation of CML, no party has terminated the Stock Purchase Agreement, which remains in full force and effect. Nonetheless, as a practical matter, as a result of such elapse, either party may elect such termination (subject to such proviso), and thus there may be no obligation to consummate the Second Closing.

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

Shares of Common Stock Reserved

As of December 31, 2012, the Company has reserved 3,877,896 shares of common stock for issuance upon exercise of stock options, unvested restricted stock and Class B common stock convertibility.

10. EARNINGS PER SHARE

The following is a reconciliation of the numerators and denominators of the basic and diluted Earnings per Share (EPS) computations for net income and other related disclosures:

(in thousands except share and per share data)

	Year ended December 31,		Nine months ended December 31,
	2012	2011	2010	2009
Basic net income per share computation:
Numerator:
Net income	$4,092	$3,201	$5,814	$7,689
Denominator:
Weighted average shares outstanding-basic	16,374,054	16,141,063	15,347,173	14,533,601
Net income per common share—basic:	$.25	$.20	$.38	$.53

Diluted net income per share computation:
Numerator:
Net income	$4,092	$3,201	$5,814	$7,689
Interest expense for convertible notes	247	247	185	—

Numerator for diluted earnings per share	$4,339	$3,448	$5,999	$7,689

Denominator:
Weighted average shares outstanding- basic	16,374,054	16,141,063	15,347,173	14,533,601
Effect of dilutive securities:
Shares issuable upon exercise of dilutive outstanding stock options, conversion of convertible debentures, vesting of restricted stock and exercise of warrants, PRSUs:	1,353,942	1,272,267	1,356,497	1,593,579

Weighted average shares outstanding-diluted	17,727,996	17,413,330	16,703,670	16,127,180

Net income per common share - diluted:	$.24	$.20	$.36	$.48

The following shares are not included in the computation of diluted earnings per share because the assumed proceeds were greater than the average market price of the Company’s stock during the related periods and the effect of including such options in the computation would be antidilutive:

	Year ended December 31,		Nine months ended December 31,
	2012	2011	2010	2009
Number of shares considered antidulitive for calculating diluted net income per share:	1,098,621	139,911	244,056	662,894

During the first quarter of 2012, the Company granted PRSU awards representing at target approximately 214,000 shares. The Company includes the shares underlying the PRSU awards in the calculation of diluted EPS when they become contingently issuable and excludes such shares when they are not contingently issuable. Based on the achievement of results in excess of targets, 286,760 PRSUs became contingently issuable on December 31, 2012 and were included in the calculation of diluted EPS on a pro rata basis for the year ended December 31, 2012.

11. INCOME TAXES

We recorded a $6,799,000 provision for taxes in the year ended December 31, 2012 compared to a provision for taxes of $3,688,000 for the year ended December 31, 2011. We recorded a $3,488,000 provision for taxes in the nine months ended December 31, 2010 compared to a provision for taxes of $5,304,000 for the nine months ended December 31, 2009. The effective tax rate was calculated in accordance with ASC 740-270. Our tax expense includes the effect of losses in entities for which we cannot recognize a benefit in accordance with the provisions of ASC 270 and ASC 740-270 and the effect of valuation allowance for deferred tax assets.

The Company’s effective tax rate is higher in the year ended December 31, 2012 than in December 31, 2011. The table below provides detail into our consolidated pretax income (loss) and provision for income tax by separating this information into three categories: operating entities, start-up entities and corporate entities. Our operating entities consist of our established hospitals and clinics in China, and which therefore record tax expense at the China statutory rate of approximately 25%. Our start up entities in the years ended December 31, 2012 and 2011 in the table below consist of our newly-opened hospital in Tianjin and the rehabilitation hospital in Beijing, which is still in development, and no tax benefit has been recorded for the effect of the start up losses for those entities. Our start up entities in the nine months ended December 31, 2010 and 2009 consisted of our clinic in Guangzhou. Our parent company and subsidiary holding companies, referred to as the corporate entities in the table below, have incurred losses for which no tax benefits were recorded. The tax provision shown for the nine months ended December 31, 2010 and 2009 includes the tax effect of our former MPD Entities.

(in thousands)

	Year ended December 31, 2012			Year ended December 31, 2011
	Income (loss) Before Income Taxes	Provision for Income Taxes	Effective Tax Rate	Income (loss) Before Income Taxes	Provision for Income Taxes	Effective Tax Rate
Operating Entities	$22,381	$6,852	31%	$12,065	$3,564	30%
Start-Up Entities	(9,111)	—	0%	(1,370)	—	0%
Corporate Entities	(2,379)	(53)	2%	(3,806)	124	-3%

Total	$10,891	$6,799	62%	$6,889	$3,688	54%

	Nine months ended December 31, 2010			Nine months ended December 31, 2009 (Unaudited)
	Income (loss) Before Income Taxes	Provision for Income Taxes	Effective Tax Rate	Income (loss) Before Income Taxes	Provision for Income Taxes	Effective Tax Rate
Operating Entities	$12,121	$3,379	28%	$13,473	$3,743	28%
Start-Up Entities	(234)	—	0%	(924)	623	-67%
Corporate Entities	(1,172)	8	-1%	(2,161)	6	0%
Former MPD Entities	(1,413)	101	-7%	2,605	933	36%

Total	$9,302	$3,488	37%	$12,993	$5,305	41%

We recognize interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2012, 2011 and 2010, we had no accrued interest or penalties related to uncertain tax positions.

U.S. and international components of income before income taxes were composed of the following for the years ended December 31, 2012 and 2011 and the nine months ended December 31, 2010 (in thousands):

	December 31, 2012	December 31, 2011	December 31, 2010
U.S.	$(3,293)	$(5,738)	$(1,072)
Foreign	14,184	12,627	10,374

Total	$10,891	$6,889	$9,302

For the years ended December 31, 2012 and 2011 and the nine months ended December 31, 2010 , the provision for income taxes consists of the following (in thousands):

	December 31, 2012	December 31, 2011	December 31, 2010
Current:
Federal	$—	$—	$—
State	—	—	—
Foreign	(6,637)	(4,627)	(4,035)

	(6,637)	(4,627)	(4,035)

Deferred:
Federal	—	—	—
State	—	—	—
Foreign	(162)	939	547

	(162)	939	547

Total provision	$(6,799)	$(3,688)	$(3,488)

For the years ended December 31, 2012 and 2011 and the nine months ended December 31, 2010, the provision for income taxes differs from the amount computed by applying the federal statutory income tax rate to the Company’s income from operations before income taxes as follows:

	December 31, 2012	December 31, 2011	December 31, 2010
Income tax expense at federal statutory rate	34.0%	34.0%	34.0%
State taxes (net of federal benefit)	(1.3)%	(4.5)%	0.3%
Foreign rate differential	(14.3)%	(17.8)%	(8.4)%
Change in valuation allowance (excluding assets transferred)	26.3%	34.3%	(8.1)%
Equity in net income of unconsolidated affiliate	(3.2)%	(5.5)%	0.0%
Non-deductable investor fees	11.1%	7.2%	4.8%
Change in tax rate	0.0%	0.0%	(1.4)%
Stock-based compensation	5.0%	4.2%	1.9%
Nondeductible selling costs	0.0%	0.0%	3.1%
Organization costs of joint venture	0.0%	0.0%	5.3%
Impact of assets transferred to joint venture	0.0%	0.0%	9.3%
Valuation allowance on assets transferred to joint venture	0.0%	0.0%	(9.3)%
Other permanent differences	4.8%	1.6%	2.9%
Other	0.0%	0.0%	3.1%

	62.4%	53.5%	37.5%

Deferred income taxes reflect the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows as of December 31, 2012 and 2011 (in thousands):

	December 31, 2012	December 31, 2011
Deferred tax assets, net:
Allowance for doubtful accounts	$2,630	$2,052
Accrued expenses	1,132	1,856
Net operating loss carryforwards	7,228	4,745
Alternative minimum tax	107	107
Start-up costs	1,129	219
Stock based compensation	1,763	1,631
Deferred rent	37	380

	14,026	10,990
Valuation allowance	(9,120)	(6,242)

Deferred tax assets, net of valuation allowance	4,906	4,748
Deferred tax liabilities:
Convertible debt beneficial conversion feature	(486)	(583)
Subpart F Income Inclusion Limitation	(284)	—
Depreciation	(189)	(121)
Other	(75)	(20)

Total deferred tax liabilities	(1,034)	(724)

Total net deferred taxes	$3,872	$4,024

The Company has U.S. federal net operating losses of approximately $11.7 million (including the windfall benefit from stock option exercise) which will expire between 2026 and 2032. The Company also has foreign losses from China of which approximately $13.8 million will expire between 2013 and 2017.

The exercise of stock options and certain stock grants generated an income tax deduction equal to the excess of the fair market value over the exercise price. In accordance with ASC 718, the Company will not recognize a deferred tax asset with respect to the excess stock compensation deductions until those deductions actually reduce our income tax liability. As such, the Company has not recorded a deferred tax asset related to the net operating losses resulting from the exercise of these stock options in the accompanying financial statements. At such time as the Company utilizes these net operating losses to reduce income tax payable, the tax benefit will be recorded as an increase in additional paid in capital. As of December 31, 2012, the cumulative amount of the unrecognized tax benefit related to such option exercises and certain stock grants was $2,973,000.

Management assessed the realization of its deferred tax assets throughout each of the quarters of the year ended December 31, 2012. Management records a valuation allowance when it determines based on available positive and negative evidence, that it is more likely than not that some portion or all of its deferred tax assets will not be realized.

The valuation allowance as of December 31, 2012 and 2011 was $9.1 million and $6.2 million, respectively.

The Company intends to indefinitely reinvest the undistributed earnings of its foreign subsidiaries. Accordingly, the annualized effective tax rate applied to the Company’s pre-tax income for the year ended December 31, 2012 did not include any provision for U.S. federal and state taxes on the projected amount of these undistributed 2012 foreign earnings. The total amount of undistributed earnings as of December 31, 2012 was approximately $54.6 million.

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

The Company and its subsidiaries file income tax returns for U.S. federal jurisdiction and various states and foreign jurisdictions. For income tax returns filed by the Company, the Company is no longer subject to U.S. federal, state and local tax examinations by tax authorities for years before 2009, although carryforward tax attributes that were generated prior to 2009 may still be adjusted upon examination by tax authorities if they either have been or will be utilized. For the foreign jurisdictions, the Company is no longer subject to local examinations by the tax authorities for years prior to 2008.

As of December 31, 2012 and 2011, the Company had no unrecognized tax benefits, nor did it have any that would have an effect on the effective tax rate. The Company’s policy is that it would recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of December 31, 2012 and 2011, the Company had no accrued interest or penalties related to uncertain tax positions.

12. COMMITMENTS

Leases

The Company leases office space and space for hospital and clinic operations under operating leases. Future minimum payments under these noncancelable operating leases consist of the following: (in thousands):

Year ending December 31:
2013	$8,447
2014	7,770
2015	7,617
2016	6,356
2017	6,278
Thereafter	73,163

Net minimum rental commitments	$109,631

The above leases require the Company to pay certain pass through operating expenses and rental increases based on inflation.

Rental expense was approximately $7,937,000, $6,199,000 and $3,975,000 for the years ended December 31, 2012 and 2011 and the nine months ended December 31, 2010, respectively. Of $3,975,000, $974,000 was for the MPD entities for the nine months ended December 31, 2010.

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

As of December 31, 2012:
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

The fair value of the Company’s convertible debt was calculated based on an estimate of the present value of the debt payments combined with an estimate of the value of the conversion option, using the Black-Scholes option pricing model. For the Company’s other long-term debt, the fair value was calculated based on an estimate of the present value of the debt payments. As of December 31, 2012, the carrying value of the Company’s convertible debt, net of debt discount, and the long-term debt outstanding for the IFC 2005 RMB Loan and Exim Loan was $32.8 million, and the estimated fair value was $35.6 million. The carrying amounts of the remaining debt instruments approximate fair value, as the instruments are subject to variable rates of interest or have short maturities.

14. CONCENTRATIONS OF CREDIT RISK

Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivables. Substantially all of the Company’s cash and cash equivalents at December 31, 2012 and December 31, 2011 were held by two U.S. financial institution, one Hong Kong financial institution and six Chinese financial institutions.

The medical services and products provided by United Family Hospitals and Clinics and the marketing of such services are performed exclusively for/to patients in China. The Company’s results of operations and its ability to obtain financing could be adversely affected if there was a deterioration in trade relations between the United States and China.

The Company’s assets, consisting principally of cash and cash equivalents, accounts receivable, inventories, investment in unconsolidated affiliate, property and equipment and other assets, are primarily located in China. As of December 31, 2012, the Company’s assets in China were approximately $211,237,000, and $145,472,000 as of December 31, 2011, which includes the equity investment in CML.

15. ACCOUNTING FOR VARIABLE INTEREST ENTITIES (VIE)

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

16. SEGMENT REPORTING

In 2011 and 2012, the Company operated in one business segment, which is the provision of premium quality healthcare services in China. The Company evaluated its organizational structure and concluded that its chief operating decision maker is its executive team and not the facility managers. As a result, the evaluation of performance and the allocation of resources is performed at executive level on an enterprise-wide basis. Therefore, the Company concluded that it has only one business segment. In years prior to 2011, the Company operated in two business segments. For the nine months ended December 31, 2010, the Company operated in two businesses: Healthcare Services and Medical Products. The Company evaluated performance and allocated resources based on income or loss from operations before income taxes, not including foreign exchange gains or losses. All segments follow the accounting policies described above in Note 1. The following segment information has been provided as per ASC 280 (in thousands):

	Healthcare Services		Medical Products	Total
For the nine months ended December 31, 2010
Sales and service revenue	$74,224		$62,452	$136,676
Gross Profit	n/a	*	18,679	n/a
Gross Profit %	n/a	*	30%	n/a
Income (loss) from operations before foreign exchange	$11,898		$(1,806)	$10,092
Foreign exchange loss				(544)

Income from operations				$9,548
Other (expense), net				(246)

Income before income taxes				$9,302

Assets as of December 31, 2010	$142,417		$31,756 **	$174,173

*	Gross profit margins not routinely calculated in the healthcare industry.
**	Represents investment in unconsolidated affiliate.

17. SELECTED QUARTERLY DATA (UNAUDITED)

(in thousands except per share data)

For the year ended December 31, 2012:	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$32,512	$39,117	$37,299	$43,514
Income before income taxes	728	3,534	814	5,815
Net (loss) income	(531)	1,810	(664)	3,477
Net (loss) income per common share - basic	(.03)	.11	(.04)	.21
Net (loss) income per common share - diluted	(.03)	.11	(.04)	.20

For the year ended December 31, 2011:	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$24,185	$29,465	$28,815	$31,932
(Loss) Income before income taxes	(443)	4,218	1,106	2,008
Net (loss) income	(1,230)	2,943	315	1,173
Net (loss) income per common share - basic	(.08)	.18	.02	.07
Net (loss) income per common share - diluted	(.08)	.17	.02	.07

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Changes in Internal Control of Financial Reporting During the Quarter

Our management, including our principal executive and principal financial officers have evaluated any changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2012, and has concluded that there was no change that occurred during the quarter ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Management assessed internal control over financial reporting of the Company and subsidiaries as of December 31, 2012. The Company’s management conducted its assessment in accordance with the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Chief Executive Officer and the Chief Financial Officer concluded that our internal control over financial reporting was effective as of December 31, 2012.

BDO USA, LLP, the independent registered public accounting firm who also audited the Company’s consolidated financial statements, has issued its own attestation report on the effectiveness of internal controls over our financial reporting as of December 31, 2012, which is filed herewith.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required is set forth in the Proxy Statement with respect to our 2012 annual meeting of shareholders (the “Proxy Statement”), which is incorporated herein by reference.

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

(a)(1) The following consolidated financial statements of Chindex International, Inc. are included in Part II, Item 8:

Reports of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2012 and 2011.

Consolidated Statements of Operations for the years ended December 31, 2012 and 2011 and the nine months ended December 31, 2010 and 2009 (unaudited).

Consolidated Statements of Comprehensive Income for the years ended December 31, 2012 and 2011 and the nine months ended December 31, 2010 and 2009 (unaudited).

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2012 and 2011 and the nine months ended December 31, 2010.

Consolidated Statements of Cash Flows for the years ended December 31, 2012 and 2011 and the nine months ended December 31, 2010 and 2009 (unaudited).

Notes to Consolidated Financial Statements.

(a)(2) The following financial statement schedule of Chindex International is included in Item 15(d):

Schedule II Valuation and Qualifying Accounts

Description (amounts in thousands)	Balance beginning of year	Additions expensed	Additions not expensed	Deductions*	Balance end of year
For the year ended December 31, 2012:
Allowance for doubtful receivables	$8,300	3,179	30	897	$10,612
Deferred income tax valuation allowance	$6,242	—	2,921	43	$9,120
For the year ended December 31, 2011:
Allowance for doubtful receivables	$6,748	2,131	368	947	$8,300
Deferred income tax valuation allowance	$2,340	2,311	1,591	—	$6,242
For the nine months ended December 31, 2010:
Allowance for doubtful receivables	$6,158	1,489	—	899	$6,748
Inventory valuation allowance	$276	137	89	502	$—
Deferred income tax valuation allowance	$5,097	—	97	2,854	$2,340
Demonstration inventory allowance	$2,397	491	71	2,959	$—

*	For the nine months ended December 31, 2010, deductions primarily include amounts related to the deconsolidation of MPD.

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

(b)	Exhibits

The exhibits listed below are filed as a part of this Annual Report:

3.1	Amended and Restated Certificate of Incorporation of the Company dated October 28, 2004. Incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2005.

3.2	Amendment to Certificate of Incorporation dated July 9, 2007. Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed July 10, 2007.

3.3	Amended and Restated By-laws of the Company dated as of December 19, 2012. Incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed December 26, 2012.

3.4	Certificate of Designations of Series A Junior Participating Preferred Stock of the Company. Incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2007.

4.1	Form of Specimen Certificate representing the Common Stock of the Company. Incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form SB-2 (No. 33-78446) (The “IPO Registration Statement”).

4.2	Form of Specimen Certificate representing the Class B Common Stock of the Company. Incorporated by reference to Exhibit 4.3 to the IPO Registration Statement.

4.3	Rights Agreement, dated as of June 7, 2007, between the Company and American Stock Transfer & Trust Company, as Rights Agent, which includes a form of Right Certificate as Exhibit B and a Summary of Rights to Purchase Preferred Stock as Exhibit C. Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed June 7, 2007.

4.4	Amendment No. 1 to Rights Agreement, dated as of November 4, 2007, between the Company and American Stock Transfer & Trust Company, as Rights Agent. Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed November 7, 2007.

4.5	Amendment No. 2 to Rights Agreement, dated as of June 8, 2010, between the Company and American Stock Transfer & Trust Company, as Rights Agent. Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed June 14, 2010 (the “June 14, 2010 Form 8-K”).

10.1*	The Company’s 1994 Stock Option Plan, as amended as of July 17, 2001. Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the six months ended June 30, 2001.

10.2*	The Company’s 2004 Stock Incentive Plan. Incorporated by reference to Annex B to the Company’s Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on September 14, 2004.

10.3*	The Company’s 2007 Stock Incentive Plan, as amended and restated as of November 22, 2010. Incorporated by reference to Exhibit 10.3 to the Company’s Transition Report on Form 10-K for the transition period from April 1, 2010 to December 31, 2010 (the “December 31, 2010 Form 10-K”).

10.4*	The Company’s Executive Management Incentive Plan (“EMIP”) for the fiscal year ended December 31, 2012 (filed herewith).

10.5*	Form of Outside Director Restricted Stock Grant Letter. Incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed September 17, 2007 (the “September 17, 2007 Form 8-K”).

10.6*	Form of Employee Restricted Stock Grant Letter. Incorporated by reference to Exhibit 99.3 to the September 17, 2007 Form 8-K.

10.7*	Form of Employee Stock Option Grant Letter. Incorporated by reference to Exhibit 99.4 to the September 17, 2007 Form 8-K.

10.8*	Form of Stock Option Grant Letter for EMIP awards. Incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2009.

10.9*	Form of Employee Restricted Stock Grant Letter. Incorporated by reference to Exhibit 10.9 to the December 31, 2010 Form 10-K.

10.10*	Form of Executive Stock Option Grant Letter. Incorporated by reference to Exhibit 10.10 to the December 31, 2010 Form 10-K.

10.11*	Form of Executive Officer Performance-based Restricted Stock Unit (PRSU) Grant Letter. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 14, 2012.

10.12	Lease Agreement dated November 8, 1995 between the School of Posts and Telecommunications and the Company. Incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995.

10.13	Amendments Numbers One, Two and Three to the Lease Agreement between the School of Posts and Telecommunications and the Company dated November 8, 1995, each such amendment dated November 26, 1996. Incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997.

10.14	Lease Agreement dated May 10, 1998, between the School of Posts and Telecommunications and the Company relating to the lease of additional space. Incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998.

10.15	Contractual Joint Venture Contract dated September 27, 1995 between the Chinese Academy of Medical Sciences Union Medical & Pharmaceutical Group Beijing Union Medical & Pharmaceutical General Corporation and the Company. Incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995.

10.16	First Investment Loan Manager Demand Promissory Note dated July 10, 1997 between First National Bank of Maryland and the Company. Incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997.

10.17	Distribution Agreement dated October 11, 2001 between Siemens AG and the Company. Incorporated by reference to Exhibit 10.18 to the Company’s Quarterly Report on Form 10-Q for the nine months ended September 30, 2001.

10.18*	Amended and Restated Employment Agreement, dated as of December 15, 2008, between the Company and Roberta Lipson. Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the nine months ended December 31, 2008.

10.19*	Amended and Restated Employment Agreement, dated as of December 15, 2008, between the Company and Elyse Beth Silverberg. Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the nine months ended December 31, 2008.

10.20*	Amendment, dated as of December 31, 2010, to Amended and Restated Employment Agreement, dated as of December 15, 2008, between the Company and Elyse Beth Silverberg. Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed January 6, 2011 (the “January 6, 2011 Form 8-K”).

10.21*	Amended and Restated Employment Agreement, dated as of December 22, 2008, between the Company and Lawrence Pemble. Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the nine months ended December 31, 2008.

10.22*	Amendment, dated as of December 31, 2010, to Amended and Restated Employment Agreement, dated as of December 22, 2008, between the Company and Lawrence Pemble. Incorporated by reference to Exhibit 10.7 to the January 6, 2011 Form 8-K.

10.23*	Amendment, dated as of January 1, 2012, to Amended and Restated Employment Agreement, dated as of December 22, 2008, between the Company and Lawrence Pemble. Incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011 (the “December 31, 2011 Form 10-K”).

10.24*	Amended and Restated Employment Agreement, dated January 1, 2012, between the Company and Robert Low. Incorporated by reference to Exhibit 10.23 to the December 31, 2011 Form 10-K.

10.25	Securities Purchase Agreement dated November 7, 2007 between the Company and Magenta Magic Limited. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 7, 2007.

10.26	Amendment and Restatement Agreement to RMB Loan Agreement, dated as of November 30, 2011, among Beijing United Family Health Center, Shanghai United Family Hospital, Inc. and International Finance Corporation. Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2012.

10.27	Guarantee Agreement dated October 11, 2005 between the Company and International Finance Corporation. Incorporated by reference to Exhibit 10.29 to the Company’s Quarterly Report on Form 10-Q for the six months ended September 30, 2005.

10.28	Loan Agreement dated December 10, 2007 between the Company and International Finance Corporation. Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed December 13, 2007 (the “December 13, 2007 Form 8-K”).

10.29	Amendment to Loan Agreement, dated as of January 3, 2008, between Chindex China Healthcare Finance, LLC and International Finance Corporation. Incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed January 14, 2008 (the “January 14, 2008 Form 8-K”).

10.30	Securities Purchase Agreement dated December 10, 2007 between the Company and International Finance Corporation. Incorporated by reference to Exhibit 10.1 to the December 13, 2007 Form 8-K.

10.31	Loan Agreement, dated as of January 8, 2008, between Chindex China Healthcare Finance, LLC and DEG-Deutsche Investitions-Und Entwicklungsgesellschaft. Incorporated by reference to Exhibit 4.1 to the January 14, 2008 Form 8-K.

10.32	Amendment to Loan Agreement, dated as of May 27, 2009, between Chindex China Healthcare Finance, LLC and DEG-Deutsche Investitions-Und Entwicklungsgesellschaft. Incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2009.

10.33	SPV Guarantee Agreement, dated as of January 8, 2008, between Chindex China Healthcare Finance, LLC and DEG-Deutsche Investitions und Entwicklungsgesellschaft. Incorporated by reference to Exhibit 4.2 to the January 14, 2008 Form 8-K.

10.34	Contractual Joint Venture Contract dated February 9, 2002 between Shanghai Changning District Central Hospital and the Company. Incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

10.35	Lease Agreement between Shanghai Changning District Hospital and the Company related to the lease of the building for Shanghai United Family Hospital. Incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

10.36	Agreement between Siemens AG and the Company for long-term payment of vendor invoices. Incorporated by reference to Exhibit 10.18 to the Company’s Quarterly Report on Form 10-Q for the nine months ended September 30, 2002.

10.37	Form of Common Stock Purchase Warrant issued to investors on March 24, 2005. Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed March 22, 2005.

10.38	Amendatory Letter No. 1 dated February 5, 2009 to Loan Agreement dated December 10, 2007 between the Company and International Finance Corporation. Incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2009.

10.39	Stock Purchase Agreement dated June 14, 2010 among the Company, Fosun Industrial Co., Limited and Shanghai Fosun Pharmaceutical (Group) Co., Ltd. Incorporated by reference to Exhibit 10.1 to June 14, 2010 Form 8-K.

10.40	Stockholder Agreement dated June 14, 2010 among the Company, Fosun Industrial Co., Limited and Shanghai Fosun Pharmaceutical (Group) Co., Ltd. Incorporated by reference to Exhibit 10.2 to the June 14, 2010 Form 8-K.

10.41	Formation Agreement dated December 28, 2010 among Fosun Industrial Co., Limited, Ample Up Limited, Shanghai Fosun Pharmaceutical (Group) Co., Ltd., the Company, Chindex Medical Holdings (BVI) Limited and Chindex Medical Limited. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 28, 2010 (the “December 28, 2010 Form 8-K”).

10.42	Share Transfer Agreement dated December 27, 2010 between Shanghai Fosun Pharmaceutical (Group) Co., Ltd. and Chindex Export Limited. Incorporated by reference to Exhibit 10.2 to the December 28, 2010 Form 8-K.

10.43	Entrusted Management Agreement dated December 31, 2010 among Shanghai Technology Innovation Co., Ltd., Shanghai Fosun Pharmaceutical (Group) Co., Ltd. and Chindex Export Limited. Incorporated by reference to Exhibit 10.1 to the January 6, 2011 Form 8-K.

10.44	Shareholder’s Voting Proxy Agreement dated December 31, 2010 among Shanghai Technology Innovation Co., Ltd., Shanghai Fosun Pharmaceutical (Group) Co., Ltd. and Chindex Export Limited. Incorporated by reference to Exhibit 10.2 to the January 6, 2011 Form 8-K.

10.45	Joint Venture Governance and Shareholders Agreement dated December 31, 2010 among Chindex Medical Holdings (BVI) Limited, Ample Up Limited, Chindex Medical Limited and certain subsidiaries of Chindex Medical Limited and Fosun Pharmaceutical (Group) Co., Ltd. Incorporated by reference to Exhibit 10.3 to the January 6, 2011 Form 8-K.

10.46	Trademark License Agreement dated December 31, 2010 between the Company and Chindex Medical Limited. Incorporated by reference to Exhibit 10.4 to the January 6, 2011 Form 8-K.

10.47	Services Agreement dated December 31, 2010 between the Company and Chindex Export Medical Products, LLC. Incorporated by reference to Exhibit 10.5 to the January 6, 2011 Form 8-K.

10.48	Chindex Medical Limited consolidated financial statements for the year ended December 31, 2012.

10.49	Certificate of Deposit Retention and Pledge Agreement, dated March 14, 2012, between Beijing United Family Health Center, China Merchants Bank Co., Ltd., Beijing Chaoyangmen Sub-branch and International Finance Corporation. Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2012.

21.1	List of subsidiaries (filed herewith)

23.1	Consent of BDO USA, LLP (filed herewith)

23.2	Consent of Ernst & Young Hua Ming LLP (filed herewith)

31.1	Certification of the Company’s Chief Executive Officer Pursuant to Rule 13a-14(a) (filed herewith)

31.2	Certification of the Company’s Chief Financial Officer Pursuant to Rule 13a-14(a) (filed herewith)

31.3	Certification of the Company’s Principal Accounting Officer Pursuant to Rule 13a-14(a) (filed herewith)

32.1	Certification of the Company’s Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 (filed herewith)

32.2	Certification of the Company’s Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 (filed herewith)

32.3	Certification of the Company’s Principal Accounting Officer Pursuant to 18 U.S.C. Section 1350 (filed herewith)

101.INS	XBRL Instance Document (furnished herewith)

101.SCH	XBRL Taxonomy Extension Schema Document (furnished herewith)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (furnished herewith)

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document (furnished herewith)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (furnished herewith)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (furnished herewith)

*	Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINDEX INTERNATIONAL, INC.

Dated: March 15, 2013	By:	/s/ Roberta Lipson Roberta Lipson Chief Executive Officer (principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Dated: March 15, 2013	By:	/s/ Kenneth A. Nilsson Kenneth A. Nilsson Chairman of the Board

Dated: March 15, 2013	By:	/s/ Roberta Lipson Roberta Lipson Chief Executive Officer and Director (principal executive officer)

Dated: March 15, 2013	By:	/s/ Lawrence Pemble Lawrence Pemble Chief Operating Officer and Director

Dated: March 15, 2013	By:	/s/ Elyse Beth Silverberg Elyse Beth Silverberg Executive Vice President, Secretary and Director

Dated: March 15, 2013	By:	/s/ Robert C. Low Robert C. Low Senior Vice President of Finance, Chief Financial Officer, and Corporate Controller (principal financial and accounting officer)

Dated: March 15, 2013	By:	/s/ Holli Harris Holli Harris Director

Dated: March 15, 2013	By:	/s/ Carol R. Kaufman Carol R. Kaufman Director

Dated: March 15, 2013	By:	/s/ Julius Y. Oestreicher Julius Y. Oestreicher Director