Form 10-Q
period 2013-03-31
CHINDEX INTERNATIONAL INC
filed 2013-05-10
CIK 922717

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

The number of shares outstanding of each class of the registrant’s common equity, as of May 9, 2013, was 15,902,784 shares of Common Stock and 1,162,500 shares of Class B Common Stock.

CHINDEX INTERNATIONAL, INC.

INDEX

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CHINDEX INTERNATIONAL, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

(in thousands except share data)

(Unaudited)

	March 31, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$31,353	$33,184
Restricted cash	1,512	754
Accounts receivable, less allowance for doubtful accounts of $11,621 and $10,612, respectively	21,943	19,564
Receivables from affiliates	1,901	2,110
Inventories of supplies, net	2,434	2,328
Deferred income taxes	3,369	3,209
Other current assets	5,575	3,798

Total current assets	68,087	64,947
Restricted cash and sinking funds	19,212	20,351
Investment in unconsolidated affiliate	33,917	34,847
Property and equipment, net	98,425	97,952
Noncurrent deferred income taxes	906	925
Other assets	3,682	3,428

Total assets	$224,229	$222,450

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$1,586	$1,586
Accounts payable	7,214	9,520
Payable to affiliates	1,546	1,334
Accrued expenses	18,321	15,540
Other current liabilities	9,557	8,558
Income taxes payable	2,602	2,772

Total current liabilities	40,826	39,310
Long-term debt and convertible debentures	32,108	32,812
Long-term deferred tax liability	261	262

Total liabilities	73,195	72,384

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value, 500,000 shares authorized, none issued	—	—
Common stock, $.01 par value, 28,200,000 shares authorized, including 3,200,000 designated Class B:
Common stock – 15,902,784 and 15,904,836 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	159	159
Class B stock – 1,162,500 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	12	12
Additional paid-in capital	122,899	122,109
Retained earnings	18,521	18,583
Accumulated other comprehensive income	9,443	9,203

Total stockholders’ equity	151,034	150,066

Total liabilities and stockholders’ equity	$224,229	$222,450

The accompanying notes are an integral part of these consolidated condensed financial statements.

CHINDEX INTERNATIONAL, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(in thousands except share and per share data)

(Unaudited)

	Three months ended March 31,
	2013	2012
Healthcare services revenue	$41,565	$32,512

Operating expenses
Salaries, wages and benefits	22,663	18,616
Other operating expenses	5,715	4,764
Supplies and purchased medical services	4,965	4,238
Bad debt expense	979	765
Depreciation and amortization	2,302	1,651
Lease and rental expense	2,361	1,853

	38,985	31,887

Income from operations	2,580	625
Other income and (expenses)
Interest income	248	139
Interest expense	(102)	(124)
Equity in (loss) income of unconsolidated affiliate	(900)	98
Miscellaneous expense - net	(2)	(10)

Income before income taxes	1,824	728
Provision for income taxes	(1,886)	(1,259)

Net loss	$(62)	$(531)

Net loss per common share - basic	$.00	$(.03)

Weighted average shares outstanding - basic	16,549,761	16,291,792

Net loss per common share - diluted	$.00	$(.03)

Weighted average shares outstanding - diluted	16,549,761	16,291,792

The accompanying notes are an integral part of these consolidated condensed financial statements.

CHINDEX INTERNATIONAL, INC.

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(Unaudited)

	Three months ended March 31,
	2013	2012
Net loss	$(62)	$(531)

Other comprehensive income:
Foreign currency translation adjustment	209	99
Share of other comprehensive income of unconsolidated affiliate	31	106

Other comprehensive income	240	205

Comprehensive income (loss)	$178	$(326)

The accompanying notes are an integral part of these consolidated condensed financial statements.

CHINDEX INTERNATIONAL, INC.

CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands except share data)

(Unaudited)

					Additional Paid In Capital		Accumulated Other Comprehensive Income
	Common Stock		Common Stock Class B			Retained Earnings		Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2012	15,904,836	$159	1,162,500	$12	$122,109	$18,583	$9,203	$150,066
Net loss	—	—	—	—	—	(62)	—	(62)
Foreign currency translation adjustment	—	—	—	—	—	—	209	209
Share of other comprehensive income of unconsolidated affiliate	—	—	—	—	—	—	31	31
Stock based compensation	—	—	—	—	790	—	—	790
Restricted stock forfeitures	(2,052)	—	—	—	—	—	—	—

Balance at March 31, 2013	15,902,784	$159	1,162,500	$12	$122,899	$18,521	$9,443	$151,034

The accompanying notes are an integral part of these consolidated condensed financial statements.

CHINDEX INTERNATIONAL, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three months ended March 31,
	2013	2012
OPERATING ACTIVITIES
Net loss	$(62)	$(531)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,302	1,651
Inventory write down	3	11
Provision for doubtful accounts	979	765
Loss on disposal of property and equipment	4	5
Equity in net income (loss) of unconsolidated affiliate	900	(98)
Deferred income taxes	(131)	(126)
Stock based compensation	790	614
Foreign exchange loss	51	214
Amortization of debt issuance costs	2	2
Amortization of debt discount	62	62
Changes in operating assets and liabilities:
Restricted cash	—	1,052
Accounts receivable	(3,300)	(2,333)
Receivables from affiliate	209	(583)
Inventories of supplies	(104)	421
Other current assets and other assets	(2,028)	(1,630)
Accounts payable, accrued expenses, other current liabilities and deferred revenue	1,436	1,192
Payable to affiliate	212	1,609
Income taxes payable	(177)	99

Net cash provided by operating activities	1,148	2,396
INVESTING ACTIVITIES
Proceeds from redemption of CDs	—	21,970
Purchases of property and equipment	(2,610)	(7,141)

Net cash provided by investing activities	(2,610)	14,829
FINANCING ACTIVITIES
Restricted cash from (to) IFC RMB loan sinking funds	438	(12,051)
Repayment of debt	(787)	—
Proceeds from exercise of stock options and warrants	—	16

Net cash used in financing activities	(349)	(12,035)
Effect of foreign exchange rate changes on cash and cash equivalents	(20)	10

Net (decrease) increase in cash and cash equivalents	(1,831)	5,200
Cash and cash equivalents at beginning of period	33,184	33,755

Cash and cash equivalents at end of period	$31,353	$38,955

Supplemental disclosures of cash flow information:
Cash paid for interest	$18	$—
Cash paid for taxes	$2,189	$1,289
Non-cash investing and financing activities consist of the following:
Changes in PPE additions included in accounts payable and payable to affiliates	$(101)	$216

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

The accompanying unaudited consolidated condensed financial statements of Chindex International, Inc. have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

Use of Estimates

The preparation of the consolidated condensed financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated condensed financial statements and the reported amounts of revenue and expenses during the reporting period. Because of the use of estimates inherent in the financial reporting process, actual results could differ from those estimates. Areas in which significant judgments and estimates are used include revenue recognition, receivables collectibility, stock-based compensation, and deferred tax valuation allowances.

Revenue Recognition

All revenue is derived from providing healthcare services. Revenue related to services provided is net of contractual adjustments or discounts and is recognized in the period services are provided. The Company makes an estimate at the end of the month for certain inpatients that have not completed service.

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board issued Accounting Standards Update 2013-02, a new accounting standard that adds new disclosure requirements for amounts reclassified out of accumulated other comprehensive income (“AOCI”). The total changes in AOCI must be disaggregated between reclassification adjustments and current period other comprehensive income. This new standard also requires an entity to present reclassification adjustments out of AOCI either on the face of the statement of operations or in the notes to the financial statements based on their source and the income statement line items affected by the reclassification. This standard is effective prospectively for the Company for interim and annual periods beginning on January 1, 2013. The adoption of this standard did not have a material effect on the Company’s consolidated condensed financial statements.

Note 2. INVENTORIES OF SUPPLIES, NET

Inventories of supplies consist of medical supplies and pharmaceuticals in the amounts of $2,434,000 at March 31, 2013 and $2,328,000 at December 31, 2012.

Note 3. INVESTMENT IN UNCONSOLIDATED AFFILIATE

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

Summarized Financial Information for CML

Beginning with the commencement of CML operations on January 1, 2011, Chindex follows the equity method of accounting to recognize its 49% interest in the net assets and the net earnings of CML on an on-going basis. Summarized financial information for the unconsolidated CML affiliate for which the equity method of accounting is used is presented below on a 100 percent basis. The assets and liabilities of CML as of March 31, 2013 and December 31, 2012 were as follows (in thousands):

	March 31, 2013	December 31, 2012
Current assets	$79,104	$91,184
Noncurrent assets	20,576	19,745

Total assets	$99,680	$110,929

Current liabilities	$33,626	$43,287
Noncurrent liabilities	1,172	1,526

Total liabilities	34,798	44,813
Stockholders’ equity	64,882	66,116

Total liabilities and stockholders’ equity	$99,680	$110,929

The operating results of CML for the three months ended March 31, 2013 and 2012 were as follows (in thousands):

	Three months ended March 31,
	2013	2012
Revenue	$18,676	$27,023
(Loss) income before income taxes	(1,874)	638
Net (loss) income	(1,562)	462

CML is a 51%-owned subsidiary of FosunPharma. The assets, liabilities and stockholders’ equity in the summarized financial data table presented above for CML have been prepared on a stand-alone basis, with the assets and liabilities of the entities contributed to CML by FosunPharma reported on a historical cost basis, while the assets and liabilities acquired from Chindex have been recorded on a fair value basis. In reporting its 49% interest in the net assets and net (losses) earnings of CML using the equity method of accounting, Chindex includes its 49% interest in the stand-alone financial statements of CML, and also records adjustments to reflect the amortization of basis differences attributable to the fair values in excess of net book values of identified tangible and intangible assets contributed by FosunPharma to CML at its formation date. In addition, certain employees of CML participate in Chindex stock-based compensation programs. The expense for these stock options or restricted stock is recognized by CML as the services are provided. The total stock-based compensation expense recognized by CML for three months ended March 31, 2013 and 2012 were $388,000 and $237,000, respectively.

For the three months ended March 31, 2013 and 2012, Chindex recognized a loss of $900,000 and income of $98,000, respectively, for its 49% equity in the operating results of CML. This consisted of a loss of $771,000 and income of $226,000, respectively, for its 49% interest in the stand-alone net income of CML (after recognition of stock-based compensation expense) and after deducting $129,000 and $128,000, respectively, for the amortization of basis differences attributable to acquired intangibles.

As of March 31, 2013 and December 31, 2012, Chindex had a receivable from CML entities of $1,901,000 and $2,110,000, respectively, primarily related to advance payments for procurement of medical equipment supplied under a logistics service agreement whereby CML serves as an agent for Chindex. As of March 31, 2013 and December 31, 2012, Chindex had a payable to CML entities of $1,546,000 and $1,334,000, respectively, which represented the actual purchases of medical equipment by CML on behalf of Chindex under the logistics service agreement.

Services Agreement

CML and Chindex entered into a services agreement (the “Services Agreement”), effective January 1, 2011. Under the Services Agreement, Chindex provides advice and support services as requested by CML. The services include management and administrative support services for marketing, sales and order fulfillment activities conducted in the United States and China, order processing and exporting of goods sold to customers in China, advice relating to the marketing of products sold in China by CML, analysis of sales opportunities and other assistance including services such as payroll, database administration, internal auditing, accounting and finance that will assist CML in carrying out its activities in the United States and China. For the three months ended March 31, 2013 and 2012, total expenses recognized by CML under the services agreement were $1,039,000 and $726,000, respectively, in addition to stock-based compensation.

Subsequent Event – Agreement to Purchase an Interest in Alma Lasers, Inc.

On April 29, 2013, Chindex International, Inc. announced that CML had agreed to acquire approximately 36.17% of Alma Lasers, Inc. (“Alma”) for approximately $53.5 million as part of a purchase by a group of buyers for substantially all of Alma. The buying group, which consists of CML, another subsidiary of Fosun Pharma, and the Pramerica-Fosun China Opportunity Fund, would acquire substantially all of Alma indirectly through a jointly-owned entity. The total acquisition price by all buyers for Alma would be approximately $240 million, including indebtedness incurred at the Alma level, without recourse to CML.

In order to help fund the acquisition by CML of its interest in Alma, Fosun Pharma has agreed to invest approximately $41 million in cash in CML for additional equity in CML. Following such investment, CML, which currently is owned 51% by Fosun Pharma and 49% by Chindex, would be owned 70% by Fosun Pharma and 30% by Chindex. In connection with this investment, Chindex has waived its participation in such investment and agreed to increase FosunPharma’s board seats at CML from four of seven to five of eight.

Alma is a leading global medical energy-based (including lights, laser, radio frequency and ultrasonic) device manufacturer, with a comprehensive product offering and international sales network. Alma has developed leading R & D capabilities globally in the medical and aesthetic equipment manufacturing field and established a global brand in the market segment. Alma has an established record of sustained performance results. In 2012, Alma recorded nearly $100 million total revenue.

The consummation of the investment in CML and the acquisition of Alma are subject to certain customary conditions not in the control of Chindex, and there can be no assurances that such conditions will be satisfied and that such closing will occur as contemplated.

Note 4. RESTRICTED CASH AND SINKING FUNDS

Restricted cash and sinking funds at March 31, 2013 and December 31, 2012 consist of the following:

(in thousands)

	March 31, 2013	December 31, 2012
Current
IFC RMB loan interest collateral	$438	$436
China Exim loan collateral	1,074	318

	$1,512	$754

Noncurrent
IFC RMB loan sinking fund	$11,225	$11,633
China Exim loan collateral - Certificates of Deposit	7,987	8,718

	$19,212	$20,351

The China Exim loan collateral of $1,074,000 consists of three deposits for the China Exim loan with an interest rate of 3% per annum, and the term of the deposits is from April 2013 to December 2013.

The IFC RMB loan sinking fund consists of Certificates of Deposit (CDs) for the advance funding of the loan principal and interest for the Company’s IFC 2005 RMB loan from the International Finance Corporation (IFC). As of March 31, 2013, the CDs totaled $11,225,000, and are recorded in long-term restricted cash and sinking funds. The RMB debt is also classified as long-term and will be paid off as originally scheduled on October 15, 2015. Of the $11,225,000 IFC sinking fund, one CD in the amount of $438,000 has an interest rate of 5%, and the term of that CD is from March 22, 2012 to March 22, 2015; and the other CD in the amount of $10,787,000 has an interest rate of 5%, and the term of that CD is from March 22, 2012 to March 22, 2015.

In June 2011, the Company entered into a contract for the purchase of $11.1 million of medical equipment to be used at our newly expanded hospital facilities in Beijing. The equipment was primarily sourced from the United States. Since the equipment is for qualified government-sponsored projects under financing agreements between the U.S. Export-Import Bank and China’s Ministry of Finance, the Company may import the equipment into China on a duty and VAT free basis. The Company entered into loan agreements for the principal amount of $11.1 million, with a term of seven years, an interest rate of 2.15%, and a collateral cash deposit of approximately $8 million. Certificates of Deposit in a restricted account at a major bank in China were opened in June 2012 to provide the collateral for the expected draw of $11.1 million under the loan agreements. The Certificates of Deposit earn interest at an initial rate of 3.05% as of March 31, 2013, and the interest rate is reset every six months based on the bank’s standard rates. The remaining steps to draw the principal of the loan were completed and the entire $11.1 million was drawn on October 18, 2012.

Note 5. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consists of the following:

(in thousands)

	March 31, 2013	December 31, 2012
Furniture and equipment	$44,974	$44,089
Vehicles	356	355
Construction in progress	5,149	21,478
Leasehold improvements	73,124	54,907

	123,603	120,829
Less: accumulated depreciation and amortization	(25,178)	(22,877)

	$98,425	$97,952

Construction in progress relates to the development of the United Family Healthcare network of private hospitals and health clinics in China, including facilities and systems development. Additions incurred during the year pertained to the construction of the Beijing Rehabilitation hospital and clinics in Beijing and Shanghai. Remaining costs to complete major construction activities in progress are approximately $11 million. Capitalized interest on construction in progress was $125,000 and $144,000 during the three months ended March 31, 2013 and 2012, respectively. Depreciation and amortization expense for property and equipment for the three months ended March 31, 2013 and 2012 were $2,302,000 and $1,651,000, respectively.

Note 6. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other liabilities consist of following:

(in thousands)

	March 31, 2013	December 31, 2012
Accrued expenses:
Accrued expenses - rent	$7,422	$6,125
Accrued compensation	8,433	7,007
Accrued expenses - other	2,466	2,408

	$18,321	$15,540

Other current liabilities:
Accrued other taxes payable - non-income	$962	$992
Customer deposits	6,132	4,754
Other current liabilities	2,463	2,812

	$9,557	$8,558

Note 7. DEBT

The Company’s short-term and long-term debt balances are (in thousands):

	March 31, 2013		December 31, 2012
	Short term	Long term	Short term	Long term
Long term loan - IFC	$—	$10,350	$—	$10,322
China Exim loan	1,586	7,928	1,586	8,722
Convertible notes JPM, net of debt discount	—	13,830	—	13,768

	$1,586	$32,108	$1,586	$32,812

Long term loan—IFC 2005

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

Effective March 14, 2012, the Company entered into an Amendment and Restatement Agreement to the 2005 RMB Loan Agreement, and a Certificate of Deposit Retention and Pledge Agreement. The agreements were necessary in order to incorporate the effects of the expansion of the Beijing hospital campus on the collateral and loan covenant provisions of the original IFC 2005 RMB Loan Agreement. The revised terms of the agreements provide for (1) advance funding by the Company of the full principal and interest amounts by the purchase of a series of certificates of deposit having a face amount equal to the full principal and interest amount and the subsequent pledge of such Certificates of Deposit to the IFC, and (2) significant reduction of loan covenants required under the original loan agreement. The advance funding of the loan principal and interest by the Company into restricted accounts rather than paying off the debt was necessary in order to avoid significant prepayment penalties. As of March 31, 2013, the Certificates of Deposit totaled $11,225,000 and are recorded in long-term restricted cash and sinking funds. The RMB debt is classified as long-term and will be paid off as originally scheduled on October 15, 2015.

As of March 31, 2013, the outstanding balance of this debt was 64,880,000 RMB (current translated value of $10,350,000) and was classified as long-term. As the advance funding of the sinking fund does not extinguish the long-term debt liability, the entire loan is expected to be classified as long-term until a financial reporting date that is less than one year from final maturity. The balance sheet classification of the sinking fund assets is similarly noncurrent, until a date that is less than one year from the lump sum payment.

Convertible Notes—JPM

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

In connection with the issuance of the Notes, the Company incurred issuance costs of $314,000, which primarily consisted of legal and other professional fees which were capitalized. Of these costs, $61,000 was attributable to the Tranche A shares, $159,000 was attributable to Tranche B Notes which converted in January 2008 and the remaining $94,000 is attributable to the Tranche C Notes and has been capitalized to be amortized over the life of the Notes. As of March 31, 2013 and 2012, the unamortized financing cost was $43,000 and $52,000, respectively, and is included in Other Assets in the consolidated condensed balance sheets.

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

The debt discount pursuant to the Notes as of March 31, 2013 and December 31, 2012 was $1,170,000 and $1,232,000, respectively. Amortization of the discount was approximately $62,000 for the three months ended March 31, 2013 and 2012, respectively.

International Finance Corporation and DEG-Deutsche Investitions und Entwicklungsgesellschaft

In March 2013, we entered into US Dollar loan facilities with International Finance Corporation (IFC) and DEG-Deutsche Investitions und Entwicklungsgesellschaft (DEG) for the financing of the expansion projects at our flagship hospital in Beijing. We are able to draw down approximately $11 million in the aggregate from these facilities (approximately $6 million from IFC and approximately $5 million from DEG). As of March 31, 2013, we have not yet made a draw under these facilities. The obligations of the borrower (our Beijing United Family Hospital) under both the IFC and DEG facilities are guaranteed by Chindex and secured by a pledge of Chindex’s ownership interest in the borrower.

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

China Exim Loans

In June 2011, the Company entered into a contract for the purchase of $11.1 million of medical equipment to be used at our newly expanded hospital facilities in Beijing. The equipment was primarily sourced from the United States. As qualified government-sponsored projects under financing agreements between the U.S. Export-Import Bank and China’s Ministry of Finance, this would allow the Company to import the equipment into China on a duty and VAT free basis. The Company entered into loan agreements with Export-Import Bank of China (“China Exim”) for the principal amount of $11.1 million, with a term of seven years, an interest rate of 2.15%, and a collateral cash deposit of approximately $8.0 million. Certificates of Deposit in a restricted account were opened in June 2012 to provide the collateral for the expected draw of $11.1 million under the loan agreements. The remaining steps to draw the principal of the loan were completed and the entire $11.1 million was drawn on October 18, 2012. The issuance costs of $297,000 were capitalized and are being amortized over the 7-year lives of the loans.

Debt Payments Schedule

The following table sets forth the Company’s debt obligations as of March 31, 2013:

(In thousands)

	Total	2013	2014	2015	2016	2017	Thereafter
Long term loan - IFC	$10,350	$—	$—	$10,350	$—	$—	$—
China Exim loan	9,514	1,586	792	1,586	1,586	1,586	2,378
Convertible notes	15,000	—	—	15,000	—	—	—

Total	$34,864	$1,586	$792	$26,936	$1,586	$1,586	$2,378

Note 8. TAXES

We recorded a $1,886,000 provision for taxes in the three months ended March 31, 2013 compared to a provision for taxes of $1,259,000 for the three months ended March 31, 2012. The effective tax rate was calculated in accordance with ASC 740-270. Our tax expense includes the effect of losses in entities for which we cannot recognize a benefit in accordance with the provisions of ASC 270 and ASC 740-270 and the effect of valuation allowance for deferred tax assets.

The Company’s effective tax rate is higher in the three months ended March 31, 2013 than in the three months ended March 31, 2012. The table below provides detail into our consolidated pretax income (loss) and provision for income tax by separating this information into three categories: operating entities, start-up entities and corporate entities. Our operating entities consist of our established hospitals and clinics in China, and which therefore record tax expense at the China statutory rate of approximately 25%. Our start up entities in the table below consist of our newly-opened hospital in Tianjin and the rehabilitation hospital in Beijing, which is still in development, and no tax benefit has been recorded for the effect of the start up losses for those entities. Our parent company and subsidiary holding companies, referred to as the corporate entities in the table below, have incurred losses for which no tax benefits were recorded.

(in thousands)

Period ended March 31, 2013
	Three months
	Income (loss) Before Income Taxes	Provision for Income Taxes	Effective Tax Rate
Operating Entities	$5,690	$1,886	33%
Start-Up Entities	(2,001)	—	0%
Corporate Entities	(1,865)	—	0%

Total	$1,824	$1,886	103%

Period ended March 31, 2012
	Three months
	Income (loss) Before Income Taxes	Provision for Income Taxes	Effective Tax Rate
Operating Entities	$4,591	$1,259	27%
Start-Up Entities	(3,105)	—	0%
Corporate Entities	(758)	—	0%

Total	$728	$1,259	173%

We recognize interest and penalties related to uncertain tax positions in income tax expense. As of March 31, 2013 and December 31, 2012, we had no accrued interest or penalties related to uncertain tax positions.

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

The following is a reconciliation of the numerators and denominators of the basic and diluted Earnings per Share (EPS) computations for net (loss) income and other related disclosures (in thousands, except for share and per share data):

	Three months ended March 31,
	2013	2012
Basic net income per share computation:
Numerator:
Net loss	$(62)	$(531)
Denominator:
Weighted average shares outstanding - basic	16,549,761	16,291,792
Net loss per common share - basic:	$.00	$(.03)

Diluted net income per share computation:
Numerator:
Net loss	$(62)	$(531)
Interest expense for convertible notes	0	62

Numerator for diluted earnings per share	$(62)	$(469)

Denominator:
Weighted average shares outstanding - basic	16,549,761	16,291,792
Effect of dilutive securities:
Shares issuable upon exercise of dilutive outstanding stock options, conversion of convertible debentures, vesting of restricted stock and exercise of warrants, PRSUs:	—	—

Weighted average shares outstanding-diluted	16,549,761	16,291,792

Net loss per common share - diluted:	$.00	$(.03)

For the three months ended March 31, 2013 and 2012, there were 743,930 and 916,361 shares, respectively, which were not included in the calculation of diluted net loss per share as the effect would have been antidilutive.

During the first quarter of 2012, the Company granted performance-based restricted stock units (“PRSU”) awards representing at target approximately 214,000 shares. The Company includes the shares underlying the PRSU awards in the calculation of diluted EPS when they become contingently issuable and excludes such shares when they are not contingently issuable. Based on the achievement of results in excess of targets, 286,760 PRSUs became earned on December 31, 2012 and were included in the calculation of diluted EPS on a prorated basis for the year ended December 31, 2012.

During the first quarter of 2013, the Company granted PRSU awards representing at target approximately 147,800 shares. The Company includes the shares underlying the PRSU awards in the calculation of diluted EPS when they become contingently issuable and excludes such shares when they are not contingently issuable. In the first quarter of 2013, the Company has excluded such shares when calculating the diluted EPS for the three-month period as the performance conditions underlying the awards have not yet been satisfied.

Note 10. STOCKHOLDERS’ EQUITY

Stock-Based Compensation

The Company incurred stock based compensation expense of $790,000 for the three months ended March 31, 2013 and $614,000 for the three months ended March 31, 2012 for Company employees and outside directors.

The Company did not grant any restricted shares in the first quarter of 2013. In 2012, the Company granted restricted stock that vests over a three or five year period to certain employees. The Company also granted restricted stock to independent directors of 51,715 shares in May 2012. Option awards are granted with an exercise price equal to the market price of the Company’s stock on the date of grant. Stock options have up to 10-year contractual terms. The Company recognizes expense ratably over the vesting period of the stock options or restricted stock, net of estimated forfeitures. The Company will record additional expense if the actual forfeitures are lower than estimated and will record a recovery of prior expense if the actual forfeitures are higher than estimated.

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

The following table summarizes the stock option activity during the three months ended March 31, 2013:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)*
Options outstanding at December 31, 2012	1,131,140	$10.72
Granted	—	—
Exercised	—	—
Canceled	(375)	13.26
Expired	(4,800)	13.35

Options outstanding at March 31, 2013	1,125,965	$10.71	4.50	$3,902

Options exercisable at March 31, 2013	1,065,174	$10.54	4.36	$3,882

*	The aggregate intrinsic value on this table was calculated based on the positive difference between the closing market price of the Company’s common stock on March 31, 2013 ($13.74) and the exercise price of the underlying options.

During the three months ended March 31, 2013 and 2012, the total intrinsic value of stock options exercised was $0 and $70,000, respectively, and the actual cash received upon exercise of stock options was $0 and $16,000 respectively. The unamortized fair value of the stock options as of March 31, 2013 was $285,000, the majority of which is expected to be expensed over the weighted-average period of 1.02 years.

The following table summarizes activity relating to restricted stock for the three months ended March 31, 2013:

	Number of shares underlying restricted stock	Aggregate Intrinsic Value of Restricted Stock (in thousands) *
Outstanding at December 31, 2012	517,550
Granted	—
Vested	—
Forfeited	(2,053)

Outstanding at March 31, 2013	515,497	$11,023

Expected to vest	765,999	$10,525

*	The aggregate intrinsic value on this table was calculated based on the closing market price of the Company’s common stock on March 31, 2013 ($13.74).

The weighted average remaining contractual term of the restricted stock, calculated based on the service-based term of each grant, is approximately two years. As of March 31, 2013, the unamortized fair value of the restricted stock was $6,618,000. This unamortized fair value is expected to be expensed over the weighted-average period of 2.36 years. Restricted stock is valued at the stock price on the date of grant.

Long-Term Incentive Plan

The Company has two long-term incentive plans in progress. Each plan has required performance, service and market conditions, as described below.

2013 LTIP

On March 27, 2013, the Company’s Compensation Committee, with the assistance of its independent executive compensation consultant, adopted a new long-term incentive program (“2013 LTIP”) under our amended and restated 2007 Stock Incentive Plan (the “Plan”) for 2013 grants to executive officers and other key employees of performance-based restricted stock units (“PRSUs”). The new program closely aligns the equity compensation paid to participants with the achievement of pre-set quantitative metrics. The new program also is intended to enable our equity awards to be deductible as performance-based compensation in accordance with Section 162(m) of the Code.

The awards under the 2013 LTIP are initially expressed as a target number of units. The target number of units will be adjusted to reflect the attainment of the Company’s performance metrics during the applicable performance period, which, in the case of the awards granted for the 2013 LTIP, will be the combined calendar years 2013 and 2014. The performance metrics used for these awards are Revenue and Adjusted EBITDA, with the adjustment to the target number of units based on a combination of the level of performance on these metrics, ranging from zero if performance did not meet specified levels up to a maximum of 150% of the target number of units. The number of units so determined will be increased or decreased by up to 25% based on the Company’s stock performance during 2013 and 2014 relative to the performance of the NASDAQ Golden Dragon China Index. The number of units earned after this adjustment are subject to vesting based on continued employment, with one-half of the units vesting at the end of each of 2015 and 2016, subject to accelerated vesting in specified events. Upon the vesting of a unit, the award holder will receive one share of our common stock in settlement of that unit. The target number of PRSUs awarded under the 2013 LTIP was 147,800 units. Upon the completion of the service period, vested PRSUs will be settled by the delivery of Chindex common stock. Compensation expense is based on the estimated fair value of the PRSUs at the grant date, using a Monte Carlo simulation and will be recognized over the combined performance and service periods of approximately 3.75 years, beginning on March 27, 2013. The Company recognized expense of $7,000 in the three months ended March 31, 2013.

There was no comparable expense in the prior year period. Based on our estimates as of March 31, 2013, the unamortized fair value of the PRSUs expected to be awarded, net of amount expected to be invoiced to CML, was $1,530,000. This unamortized fair value is expected to be expensed over the period through December 31, 2016, as adjusted to reflect the actual number of PRSUs awarded.

2012 LTIP

The 2012 LTIP is similar to the 2013 LTIP, as both programs have four-year durations. However, the 2012 LTIP had a one-year performance period and three-year service period subsequent to the performance period, whereas the 2013 LTIP has a two-year performance period and a two-year service period subsequent to the performance period. The one-year performance period for the 2012 LTIP was completed on December 31, 2012. Actual financial results in 2012 exceeded targets, and the value of the Earned PRSUs will be amortized over the remaining service period through December 31, 2015. Expense for the 2012 LTIP in the three months ended March 31, 2013, net of amount invoiced to CML, was $229,000. There was no comparable expense for the three months ended March 31, 2012, as the 2012 LTIP was not approved until May of 2012.

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

Pursuant to the Stock Purchase Agreement, the sale of the Shares would be completed in two closings. The initial closing occurred on August 27, 2010, at which the Company issued 933,022 Shares to Investor for an aggregate purchase price of $13,995,330 or $13,803,000 net of transaction costs. At the second closing (the “Second Closing”) under the Stock Purchase Agreement, the Company would sell the remaining 1,057,425 Shares to Investor for an aggregate purchase price of $15,861,375. The Second Closing has been subject to the consummation of CML, which was initially formed effective December 31, 2010 and has been fully consummated. CML engages in the businesses of, among other things, (i) the marketing, distribution and servicing of medical equipment in China and Hong Kong (except that sales and distribution related activities in relation to sales and servicing in China and Hong Kong may take place in other jurisdictions) and (ii) the manufacturing, marketing, sales and distribution of medical devices and medical equipment and consumables, including our former Medical Products division. CML is 51%-owned by FosunPharma and 49%-owned by the Company. The Stock Purchase Agreement further provides that in the event that CML were not consummated within a prescribed period, then the Stock Purchase Agreement may be terminated by either party solely with respect to the Second Closing, provided the absence of such consummation was not principally caused by the terminating party. Although the prescribed period elapsed prior to the consummation of CML, no party has terminated the Stock Purchase Agreement. Nonetheless, as a practical matter, as a result of such elapse, either party may elect such termination (subject to such proviso), and thus there is no obligation to consummate the Second Closing.

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

Note 12. COMMITMENTS AND CONTINGENCIES

Leases

The Company leases office space, warehouse space, and space for hospital and clinic operations under operating leases. Future minimum payments under these non-cancelable operating leases consist of the following (in thousands):

Nine months ending December 31,
2013	$6,858
Year ending December 31,
2014	7,890
2015	7,684
2016	6,588
2017	6,261
Thereafter	64,104

Net minimum rental commitments	$99,385

The above leases require the Company to pay certain pass through operating expenses and rental increases based on inflation.

Rental expense was approximately $2,361,000 and $1,853,000 for the three months ended March 31, 2013 and 2012, respectively.

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

The carrying amounts reported in the consolidated condensed balance sheets for cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the short-term maturity of these instruments.

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

The fair value of the Company’s convertible debt was calculated based on an estimate of the present value of the debt payments combined with an estimate of the value of the conversion option, using the Black-Scholes option pricing model. For the Company’s other long-term debt, the fair value was calculated based on an estimate of the present value of the debt payments. As of March 31, 2013, the carrying value of the Company’s convertible debt, net of debt discount, and the long-term debt outstanding for the IFC 2005 RMB Loan and Exim loan was $33.7 million, and the estimated fair value was $35.6 million. The carrying amounts of the remaining debt instruments approximate fair value, as the instruments are subject to variable rates of interest or have short maturities.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements contained in this quarterly report on Form 10-Q relating to plans, strategies, objectives, economic performance and trends and other statements that are not descriptions of historical facts may be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking information is inherently subject to risks and uncertainties, and actual results could differ materially from those currently anticipated due to a number of factors, which include, but are not limited to, the factors set forth under the heading “Risk Factors” and in other documents filed by the Company with the Securities and Exchange Commission from time to time, including, without limitation, the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. Forward-looking statements may be identified by terms such as “may,” “will,” “should,” “could,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “forecasts,” “potential,” or “continue” or similar terms or the negative of these terms. Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, levels of activity, performance or achievements. The Company has no obligation to update these forward-looking statements.

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

RESULTS OF OPERATIONS

Three months ended March 31, 2013 compared to three months ended March 31, 2012

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

In connection with the expansion plans outlined above, over the next twelve months we have planned capital expenditures of up to $24 million for construction, equipment and information systems (see “Liquidity and Capital

Resources”). During the three months ended March 31, 2013, the development, pre-opening and start-up expenses, including post-opening expenses, for these projects were $2,547,000 compared to $3,203,000 in the prior period, reflecting primarily expenses incurred for the Beijing, Pudong and Tianjin projects.

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

Our discussion and analysis below relates to the revenue and expenses of our healthcare services business for the three months ended March 31, 2013 compared to the comparable prior year period.

Net Revenue

(in thousands)

	Three months ended March 31,
	2013	2012	Change
Healthcare services net revenue	$41,565	$32,512	28%

Our healthcare services revenue for the three months ended March 31, 2013 was $41,565,000, a 28% increase from the three months ended March 31, 2012 revenue of $32,512,000. The increase in net revenue is attributable to growth in both inpatient and outpatient services.

The table below identifies the relative contribution of inpatient and outpatient services to gross revenue:

	Three months ended March 31,
	2013	2012
Inpatient/Outpatient gross revenue percentages
Inpatient services as percent of gross revenue	43%	38%
Outpatient services as percent of gross revenue	57%	62%

	100%	100%

The table below identifies the primary service lines contributing to gross revenue:

	Three months ended March 31,
	2013	2012
Gross revenue by service line (hospital facilities only):
Surgical services	18.1%	18.9%
OB/GYN	15.8%	14.9%
Pediatrics	8.5%	7.6%
Ancillary services
Laboratory	9.0%	10.2%
Radiology	10.6%	11.1%
Pharmacy	12.3%	12.3%
All other services	25.7%	25.0%

	100%	100%

Operating expenses

(in thousands)

	Three months ended March 31,
	2013	2012	Change
Salaries, wages and benefits	$22,663	$18,616	22%
Other operating expenses	5,715	4,764	20%
Supplies and purchased medical services	4,965	4,238	17%
Bad debt expense	979	765	28%
Depreciation and amortization	2,302	1,651	39%
Lease and rental expense	2,361	1,853	27%

	$38,985	$31,887	22%

Salaries, wages and benefits increased 22% in the recent period compared to the comparable prior year period primarily due to the increased headcount of 26.2% associated with the revenue increases and development activities. The increase in headcount was due to both increased activities in our existing facilities as well as for hiring new personnel to staff our expanded Beijing and new Tianjin facilities.

Other operating expenses increased by $951,000, or 20%, primarily due to increased investor fees of $499,000, legal fees of $214,000, other professional fees of $121,000 and building utilities of $99,000. In addition, the Company incurred a foreign exchange loss of $51,000 for the three months ended March 31, 2013 compared to a foreign exchange loss of $214,000 for the three months ended March 31, 2012.

Supplies and purchased medical services increased by $727,000 or 17%, due to increased usage of medical supplies of $788,000 or 21% offset by decreased pharmaceuticals related to a decreased number of patient procedures of approximately $61,000 or 13%.

Bad debt expense increased by $214,000, and, as a percentage of net revenue, was 2.4% in 2013, compared to 2.4% in the prior year period, which is in line with our historic averages.

Depreciation and amortization expense increased by $651,000, or 39% to $2,302,000, primarily due to the opening of expanded facilities, which are being depreciated.

Lease and rental expense increased to $2,361,000 in the recent period compared to $1,853,000 in the prior year period, primarily due to the increase in the total building space utilized in the expanded operations of our hospital and clinic network.

Other Income and Expenses

Interest income during the three months ended March 31, 2013 and 2012 were $248,000 and $139,000, respectively, as interest rates on cash balances continued to be very low.

Interest expense during the three months ended March 31, 2013 and 2012 were $102,000 and $124,000, respectively, due to decreases of capitalized interest.

Equity in loss of unconsolidated affiliates was $900,000 for the three months ended March 31, 2013. Equity in income of unconsolidated affiliates was $98,000 for the three months ended March 31, 2012. This represents our 49% interest in the net income of CML.

Taxes

We recorded a provision for taxes of $1,886,000 (an effective tax rate of approximately 103%) for the three months ended March 31, 2013, compared to a provision for taxes of $1,259,000 (an effective tax rate of approximately 173%) for the three months ended March 31, 2012. The effective tax rate for our operating entities was 33% compared to 27% in the comparable prior year period. The remaining portion of the variance in the effective tax rate in the current quarter is primarily due to the effect of losses in start-up entities and corporate entities for which we cannot recognize tax benefit.

LIQUIDITY AND CAPITAL RESOURCES

The following table sets forth our cash and accounts receivable as of March 31, 2013 and December 31, 2012 (in thousands):

	March 31, 2013	December 31, 2012
Cash and cash equivalents	$31,354	$33,184
Accounts receivable	21,943	19,564
Receivables from affiliates	1,901	2,110

Cash Flows

The following table sets forth a summary of our cash flows from operating activities for the nine months ended March 31, 2013 and 2012 (in thousands):

	Three months ended March 31,
	2013	2012
OPERATING ACTIVITIES
Net loss	$(62)	$(531)
Non cash items	4,962	3,100
Changes in operating assets and liabilities:
Restricted cash	—	1,052
Accounts receivable	(3,300)	(2,333)
Receivable from affiliates	209	(583)
Inventories	(104)	421
Accounts payable, accrued expenses, other current liabilities and deferred revenue	1,436	1,192
Payable to affiliates	212	1,609
Other	(2,205)	(1,531)

Net cash provided by operating activities	$1,148	$2,396

Operating cash flow for the three months ended March 31, 2013 was lower than the three months ended March 31, 2012, primarily due to the increases in accounts receivable and other assets.

The following table sets forth a summary of our cash flows from investing activities for the three months ended March 31, 2013 and 2012 (in thousands):

	Three months ended March 31,
	2013	2012
INVESTING ACTIVITIES
Proceeds from redemption of CDs	$—	$21,970
Purchases of property and equipment	(2,610)	(7,141)

Net cash (used in) provided by investing activities	$(2,610)	$14,829

Investing activities for the three months ended March 31, 2013 and 2012 included acquisitions of property and equipment in connection with our ongoing development and expansion of the United Family Healthcare network of private hospitals and clinics. Investing activities for the three months ended March 31, 2012 also included redemption of certificates of deposits.

The following table sets forth a summary of our cash flows from financing activities for the three months ended March 31, 2013 and 2012 (in thousands):

	Three months ended March 31,
	2013	2012
FINANCING ACTIVITIES
Restricted cash from (to) IFC RMB loan sinking funds	$438	$(12,051)
Repayment of debt	(787)
Proceeds from exercise of stock options and warrants	—	16

Net cash used in financing activities	$(349)	$(12,035)

As of March 31, 2013, the Company utilized cash to fund the IFC RMB loan sinking funds of $438,000 and to pay for the Exim loan of $787,000. As of March 31, 2012, the certificates of deposit totaled $12,052,000 and are recorded in long-term restricted cash and sinking funds.

Capital Resources and Financing Requirements

Over the next twelve months, we anticipate total capital expenditures of up to approximately $25 million related to the maintenance and expansion of our business operations. Of this amount, up to approximately $11 million would be for maintenance and organic growth at our existing facilities in Beijing and Shanghai and up to approximately $3 million would be primarily related to network IT investment. Expansion projects would be expected to account for up to approximately $11 million of the remaining expenditures. Specifically, we anticipate final payments of $1.1 million related to the expansion of the Beijing hospital main campus and Shunyi clinic to be approximately $1.2 million; final payments related to the opening of the Tianjin hospital to be approximately $1.3 million; and expenditures to be approximately $7.5 million for the Beijing Rehabilitation project. We intend to fund these expenditures through corporate capital reserves, anticipated loan financings as described below and cash flow from operations. Registered foreign debt is expected to be secured by each operating foreign invested joint venture upon obtaining required governmental and credit approvals.

The expansion projects in the Beijing, Shanghai, Tianjin and Guangzhou markets are underway in various states of progress. In particular, due to the timing of the development process for the planned joint venture hospital in Guangzhou, significant expenditures for that project are not expected until 2014 and beyond.

In March 2013, we entered into US Dollar loan facilities with International Finance Corporation (IFC) and DEG-Deutsche Investitions und Entwicklungsgesellschaft (DEG) for the financing of the expansion projects at our flagship hospital in Beijing. We are able to draw down approximately $11 million in the aggregate from these facilities

(approximately $6 million from IFC and approximately $5 million from DEG). As of March 31, 2013, we have not yet made a draw under these facilities. The obligations of the borrower (our Beijing United Hospital) under both the IFC and DEG facilities are guaranteed by Chindex and secured by a pledge of Chindex’s ownership interest in the borrower.

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

In addition, in October 2012, we completed the draw down of $11.1 million in loans at our hospital facilities in Beijing secured in part by U.S. Export-Import Bank guarantees. This loan was used for the purchase of medical equipment at our newly expanded facilities in Beijing, allowing us to import equipment into China at substantial savings due to duty and value added tax (VAT) exemptions. The loan has a term of seven years, an interest rate of 2.15% and required a collateral cash deposit of approximately $8.0 million.

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

FOREIGN CURRENCY EXCHANGE AND IMPACT OF INFLATION

Because we receive 100% of our revenue and generate approximately 97% of our expenses within China, we have foreign currency exchange risk. The Chinese currency (RMB) is not freely traded and is closely controlled by the Chinese Government. The U.S. dollar (USD) has experienced volatility in world markets recently. During the three months ended March 31, 2013, the RMB appreciated approximately 0.26% against the USD, resulting in an exchange loss of $51,000.

As part of our risk management program, we also perform sensitivity analyses to assess potential changes in revenue, operating results, cash flows and financial position relating to hypothetical movements in currency exchange rates. Our sensitivity analysis of changes in the fair value of the RMB to the USD at March 31, 2013, indicated that if the USD uniformly increased in value by 10% relative to the RMB, we would have experienced $167,000 increase in net loss. Conversely, a 10% increase in the value of the RMB relative to the USD at March 31, 2013, would have resulted in $204,000 decrease in net loss.

Based on the Consumer Price Index, for the three months ended March 31, 2013, the average annual rate of inflation in China and the United States was 2.4% and 1.7%, respectively. The average annual rate of inflation over the three-year period from 2010 to 2012 was 3.8% in China and 2.3% in the United States.

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

Changes in Internal Control over Financial Reporting

Our management, including our principal executive and principal financial officers have evaluated any changes in our internal control over financial reporting that occurred during the three months ended March 31, 2013, and has concluded that there was no change that occurred during the three months ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A.	RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

3.1	Restated Certificate of Incorporation of the Company dated May 10, 2013 (filed herewith).

3.2	Amendment to Certificate of Incorporation dated July 9, 2007. Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed July 10, 2007.

3.3	Amended and Restated Bylaws of the Company dated September 21, 2011. Incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed September 23, 2011.

3.4	Certificate of Designations of Series A Junior Participating Preferred Stock of the Company. Incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2007.

4.1	Form of Specimen Certificate representing the Common Stock of the Company. Incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form SB-2 (No. 33-78446) (the “IPO Registration Statement”).

4.2	Form of Specimen Certificate representing the Class B Common Stock of the Company. Incorporated by reference to Exhibit 4.3 to the IPO Registration Statement.

4.3	Rights Agreement, dated as of June 7, 2007, between the Company and American Stock Transfer & Trust Company, as Rights Agent, which includes a form of Right Certificate as Exhibit B and a Summary of Rights to Purchase Preferred Stock as Exhibit C. Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed June 7, 2007.

4.4	Amendment No. 1 to Rights Agreement, dated as of November 4, 2007, between the Company and American Stock Transfer & Trust Company, as Rights Agent. Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed November 7, 2007.

4.5	Amendment No. 2 to Rights Agreement, dated as of June 8, 2010, between the Company and American Stock Transfer & Trust Company, as Rights Agent. Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed June 14, 2010.

10.1	Form of Executive Officer Performance-based Restricted Stock Unit (PRSU) Grant Letter. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 14, 2012.

31.1	Certification of the Company’s Chief Executive Officer Pursuant to Rule 13a-14(a) (filed herewith)

31.2	Certification of the Company’s Chief Financial Officer Pursuant to Rule 13a-14(a) (filed herewith)

31.3	Certification of the Company’s Principal Accounting Officer Pursuant to Rule 13a-14(a) (filed herewith)

32.1	Certification of the Company’s Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 (filed herewith)

32.2	Certification of the Company’s Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 (filed herewith)

32.3	Certification of the Company’s Principal Accounting Officer Pursuant to 18 U.S.C. Section 1350 (filed herewith)

101.INS	XBRL Instance Document (furnished herewith)

101.SCH	XBRL Taxonomy Extension Schema Document (furnished herewith)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (furnished herewith)

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document (furnished herewith)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (furnished herewith)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (furnished herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHINDEX INTERNATIONAL, INC.

Dated: May 10, 2013	By:	/s/ Lawrence Pemble
Lawrence Pemble
Chief Operating Officer and Director

Dated: May 10, 2013	By:	/s/ Robert C. Low
Robert C. Low
Senior Vice President of Finance, Chief Financial Officer, and Corporate Controller
(Principal Financial and Accounting Officer)