Form 10-Q
period 2013-06-30
CHINDEX INTERNATIONAL INC
filed 2013-08-09
CIK 922717

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

The number of shares outstanding of each class of the registrant’s common equity, as of August 9, 2013, was 16,050,877 shares of Common Stock and 1,162,500 shares of Class B Common Stock.

CHINDEX INTERNATIONAL, INC.

INDEX

FORM 10-Q

PART I – FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CHINDEX INTERNATIONAL, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

(in thousands except share data)

(Unaudited)

	June 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$33,806	$33,184
Restricted cash	1,534	754
Accounts receivable, less allowance for doubtful accounts of $12,936 and $10,612, respectively	22,807	19,564
Receivables from affiliates	2,722	2,110
Inventories of supplies, net	2,786	2,328
Deferred income taxes	3,877	3,209
Other current assets	5,961	3,798

Total current assets	73,493	64,947
Restricted cash and sinking funds	19,492	20,351
Investment in unconsolidated affiliate	33,530	34,847
Property and equipment, net	102,553	97,952
Noncurrent deferred income taxes	843	925
Other assets	3,614	3,428

Total assets	$233,525	$222,450

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$2,273	$1,586
Accounts payable	6,619	9,520
Payable to affiliates	1,322	1,334
Accrued expenses	14,983	15,540
Other current liabilities	9,892	8,558
Income taxes payable	1,927	2,772

Total current liabilities	37,016	39,310
Long-term debt and convertible debentures	42,634	32,812
Long-term deferred tax liability	262	262

Total liabilities	79,912	72,384

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value, 500,000 shares authorized, none issued	—	—
Common stock, $.01 par value, 28,200,000 shares authorized, including 3,200,000 designated Class B:
Common stock – 16,050,877 and 15,904,836 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	161	159
Class B stock – 1,162,500 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	12	12
Additional paid-in capital	124,235	122,109
Retained earnings	18,399	18,583
Accumulated other comprehensive income	10,806	9,203

Total stockholders’ equity	153,613	150,066

Total liabilities and stockholders’ equity	$233,525	$222,450

The accompanying notes are an integral part of these consolidated condensed financial statements.

CHINDEX INTERNATIONAL, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(in thousands except share and per share data)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Healthcare services revenue	$45,977	$39,117	$87,542	$71,629

Operating expenses
Salaries, wages and benefits	26,834	21,309	49,497	39,925
Other operating expenses	5,751	5,345	11,466	10,109
Supplies and purchased medical services	5,590	4,812	10,555	9,050
Bad debt expense	1,140	630	2,119	1,395
Depreciation and amortization	2,353	1,820	4,655	3,471
Lease and rental expense	2,410	1,834	4,771	3,687

	44,078	35,750	83,063	67,637

Income from operations	1,899	3,367	4,479	3,992

Other income and (expenses)
Interest income	241	134	489	273
Interest expense	(226)	(91)	(328)	(215)
Equity in (loss) income of unconsolidated affiliate	(387)	114	(1,287)	212
Miscellaneous expense - net	39	10	37	—

Income before income taxes	1,566	3,534	3,390	4,262
Provision for income taxes	(1,688)	(1,724)	(3,574)	(2,983)

Net (loss) income	$(122)	$1,810	$(184)	$1,279

Net (loss) income per common share - basic	$(.01)	$.11	$(.01)	$.08

Weighted average shares outstanding - basic	16,582,068	16,317,841	16,566,004	16,304,816

Net (loss) income per common share - diluted	$(.01)	$.11	$(.01)	$.08

Weighted average shares outstanding - diluted	16,582,068	17,399,066	16,566,004	17,538,732

The accompanying notes are an integral part of these consolidated condensed financial statements.

CHINDEX INTERNATIONAL, INC.

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Net (loss) income	$(122)	$1,810	$(184)	$1,279

Other comprehensive income (loss):
Foreign currency translation adjustment	1,561	(433)	1,770	(334)
Share of other comprehensive loss of unconsolidated affiliate	(198)	(270)	(167)	(164)

Other comprehensive income (loss)	1,363	(703)	1,603	(498)

Comprehensive income	$1,241	$1,107	$1,419	$781

The accompanying notes are an integral part of these consolidated condensed financial statements.

CHINDEX INTERNATIONAL, INC.

CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands except share data)

(Unaudited)

	Common Stock		Common Stock Class B		Additional Paid In	Retained	Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Capital	Earnings	Income	Total
Balance at December 31, 2012	15,904,836	$159	1,162,500	$12	$122,109	$18,583	$9,203	$150,066
Net income	—	—	—	—	—	(184)	—	(184)
Foreign currency translation adjustment	—	—	—	—	—	—	1,770	1,770
Share of other comprehensive loss of unconsolidated affiliate	—	—	—	—	—	—	(167)	(167)
Stock based compensation	—	—	—	—	2,234	—	—	2,234
Purchase and retirement of restricted stock for tax witholding	(13,406)	—	—	—	(220)	—	—	(220)

Options exercised and issuance of restricted stock, net of restricted stock forfeited	159,447	2	—	—	112	—	—	114

Balance at June 30, 2013	16,050,877	$161	1,162,500	$12	$124,235	$18,399	$10,806	$153,613

The accompanying notes are an integral part of these consolidated condensed financial statements.

CHINDEX INTERNATIONAL, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six months ended June 30,
	2013	2012
OPERATING ACTIVITIES
Net (loss) income	$(184)	$1,279
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	4,655	3,471
Inventory write down	10	38
Provision for doubtful accounts	2,119	1,396
Loss on disposal of property and equipment	8	6
Equity in net income (loss) of unconsolidated affiliate	1,287	(212)
Deferred income taxes	(519)	92
Stock based compensation	2,234	1,601
Foreign exchange (gain) loss	(286)	242
Amortization of debt issuance costs	5	5
Amortization of debt discount	124	124
Changes in operating assets and liabilities:
Accounts receivable	(4,967)	(5,182)
Receivables from affiliate	(612)	(1,069)
Inventories of supplies	(425)	200
Other current assets and other assets	(2,257)	(514)
Accounts payable, accrued expenses, other current
liabilities and deferred revenue	(4,232)	2,173
Payable to affiliate	(12)	2,419
Income taxes payable	(878)	119

Net cash (used in) provided by operating activities	(3,930)	6,188
INVESTING ACTIVITIES
Proceeds from redemption of CDs	—	26,526
Purchases of property and equipment	(5,899)	(14,968)

Net cash (used in) provided by investing activities	(5,899)	11,558
FINANCING ACTIVITIES
Restricted cash from (to) IFC RMB loan sinking funds	444	(10,968)
Restricted cash for Exim loan collateral	—	(8,664)
Proceeds from debt	11,000	—
Repayment of debt	(800)	—
Repurchase of restricted stock for income tax withholding	(220)	(98)
Proceeds from exercise of stock options and warrants	114	16

Net cash provided by (used in) financing activities	10,538	(19,714)
Effect of foreign exchange rate changes on cash and cash equivalents	(87)	(163)

Net increase (decrease) in cash and cash equivalents	622	(2,131)
Cash and cash equivalents at beginning of period	33,184	33,755

Cash and cash equivalents at end of period	$33,806	$31,624

Supplemental disclosures of cash flow information:
Cash paid for interest	$57	$—
Cash paid for taxes	$5,005	$2,765

Non-cash investing and financing activities consist of the following:

Changes in PPE additions included in accounts payable and payable to affiliates	$1,691	$288

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

The accompanying unaudited consolidated condensed financial statements of Chindex International, Inc. have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

Note 2. INVENTORIES OF SUPPLIES, NET

Inventories of supplies consist of medical supplies and pharmaceuticals in the amounts of $2,786,000 at June 30, 2013 and $2,328,000 at December 31, 2012.

Note 3. INVESTMENT IN UNCONSOLIDATED AFFILIATE

Background – Chindex Medical Limited

On December 31, 2010, Chindex and Shanghai Fosun Pharmaceutical (Group) Co., Ltd. (“FosunPharma”), a leading manufacturer and distributor of Western and Chinese medicine and devices in China, completed the first closing (the “Initial Closing”) of the formation of Chindex Medical Limited (“CML”) to independently operate certain combined medical device businesses, including Chindex’s Medical Products division (“MPD”). The formation of CML represents a basis of the strategic alliance between the two companies, which aims to capitalize on the long-term opportunity presented by medical product sectors in China. CML is focused on marketing, distributing, selling and servicing medical devices in China, including Hong Kong, as well as activities in R&D and manufacturing of medical devices for the Chinese and export markets. At the time of formation, CML was owned 51% by FosunPharma and 49% by Chindex.

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

Deconsolidation of Chindex MPD

FosunPharma has a controlling financial interest in CML. The Company was required to deconsolidate the MPD-contributed businesses when it ceased to have a controlling financial interest in the applicable subsidiaries. In its analysis, the Company concluded that CML was a voting interest entity, rather than a variable interest entity. Therefore, the reduction of the Company’s interest to 49% on December 31, 2010 indicated that it no longer had a controlling financial interest and needed to deconsolidate under Accounting Standards Codification (“ASC”) 810. Accordingly, Chindex deconsolidated its Medical Products division from its consolidated balance sheet, effective December 31, 2010.

CML Purchase of Interest in Alma Lasers, Inc.

On May 27, 2013, CML acquired approximately 36.17% of Alma Lasers, Inc. (“Alma”) as part of a purchase by a group of buyers for substantially all of Alma. The buying group, which consisted of CML, another subsidiary of FosunPharma, and the Pramerica-Fosun China Opportunity Fund, acquired 95.16% of Alma indirectly through a jointly-owned entity, Sisram Medical, Ltd. The total acquisition price by all buyers for Alma was approximately $221.6 million. Alma is a leading global medical energy-based (including lights, laser, radio frequency and ultrasonic) device manufacturer, with a comprehensive product offering and international sales network. Alma has developed leading R & D capabilities globally in the medical and aesthetic equipment manufacturing field and established a global brand in the market segment.

In order to help fund the acquisition by CML of its interest in Alma, FosunPharma invested approximately $41 million in cash into CML for additional equity in CML. Chindex International waived its right to participate in the additional investment of capital into CML and also agreed to increase FosunPharma’s board seats at CML from four of seven to five of eight. Following such investment, the cumulative net assets contributed by each party to CML since inception were approximately 70% by FosunPharma and 30% by Chindex. After consideration of the relative net assets contributed to CML by each investor, the parties agreed that the equity interests should be revised to 70% for FosunPharma and 30% for Chindex. Since the resulting basis for Chindex approximated its equity interest in CML, there was no gain or loss recognized by Chindex on the revised equity percentages, as the amount was de minimis.

Summarized Financial Information for CML-Unconsolidated Affiliate

Chindex follows the equity method of accounting to recognize its interest in CML. The Chindex interest in CML at the time of formation on December 31, 2010 was initially 49% and, was subsequently changed to 30%, effective April 29, 2013. Summarized financial information for the unconsolidated CML affiliate for which the equity method of accounting is used is presented below on a 100 percent basis.

The assets and liabilities of CML as of June 30, 2013 and December 31, 2012 were as follows (in thousands):

	June 30, 2013	December 31, 2012
Current assets	$144,311	$91,184
Noncurrent assets	231,223	19,745

Total assets	$375,534	$110,929

Current liabilities	$146,165	$43,287
Noncurrent liabilities	105,032	1,526

Total liabilities	251,197	44,813
Stockholders’ equity	124,337	66,116

Total liabilities and stockholders’ equity	$375,534	$110,929

The operating results of CML for the three and six months ended June 30, 2013 and 2012 were as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Revenue	$39,286	$30,475	$57,962	$57,498
(Loss) income before income taxes	(570)	761	(2,444)	1,399
Net (loss) income	(848)	496	(2,410)	958

CML is a 70%-owned subsidiary of FosunPharma. The assets, liabilities and stockholders’ equity in the summarized financial data table presented above for CML have been prepared on a stand-alone basis, with the assets and liabilities of the entities contributed to CML by FosunPharma reported on a historical cost basis, while the assets and liabilities acquired from Chindex have been recorded on a fair value basis. In reporting its interest in the net assets and net (losses) earnings of CML using the equity method of accounting, Chindex includes its interest in the stand-alone financial statements of CML, and also records adjustments to reflect the amortization of basis differences attributable to the fair values in excess of net book values of identified tangible and intangible assets contributed by FosunPharma to

CML at its formation date and also includes the amortization of acquisition accounting adjustment to reflect fair values in connection with CML’s investments in the net assets of Sisram (Alma). In addition, certain employees of CML participate in Chindex stock-based compensation programs. The expense for these stock options or restricted stock is recognized by CML as the services are provided. The total stock-based compensation expense recognized by CML for three months ended June 30, 2013 and 2012 were $476,000 and $263,000, respectively. The total stock-based compensation expense recognized by CML for six months ended June 30, 2013 and 2012 were $863,000 and $500,000, respectively.

As of June 30, 2013 and December 31, 2012, Chindex had a receivable from CML entities of $2,722,000 and $2,110,000, respectively, primarily related to advance payments for procurement of medical equipment supplied under a logistics service agreement whereby CML serves as an agent for Chindex. As of June 30, 2013 and December 31, 2012, Chindex had a payable to CML entities of $1,322,000 and $1,334,000, respectively, which represented the actual purchases of medical equipment by CML on behalf of Chindex under the logistics service agreement.

Services Agreement

CML and Chindex entered into a services agreement (the “Services Agreement”), effective January 1, 2011. Under the Services Agreement, Chindex provides advice and support services as requested by CML. The services include management and administrative support services for marketing, sales and order fulfillment activities conducted in the United States and China, order processing and exporting of goods sold to customers in China, advice relating to the marketing of products sold in China by CML, analysis of sales opportunities and other assistance including services such as payroll, database administration, internal auditing, accounting and finance that will assist CML in carrying out its activities in the United States and China. For the three months ended June 30, 2013 and 2012, total expenses recognized by CML under the services agreement were $998,000 and $991,000, respectively, in addition to stock-based compensation. For the six months ended June 30, 2013 and 2012, total expenses recognized by CML under the services agreement were $2,037,000 and $1,717,000, respectively, in addition to stock-based compensation.

Note 4. RESTRICTED CASH AND SINKING FUNDS

Restricted cash and sinking funds at June 30, 2013 and December 31, 2012 consist of the following:

(in thousands)

	June 30, 2013	December 31, 2012
Current
IFC RMB loan interest collateral	$444	$436
China Exim loan collateral	1,090	318

	$1,534	$754

Noncurrent
IFC RMB loan sinking fund	$11,389	$12,069
China Exim loan collateral - Certificates of Deposit	8,103	8,282

	$19,492	$20,351

The China Exim loan collateral of $1,090,000 consists of a number of deposits for the China Exim loan with an interest rate of 3% per annum, and the term of the deposits is from July 2013 to December 2013. The IFC RMB loan interest collateral of $444,000 consists of a deposit for the IFC RMB loan with an interest rate of 4.4% per annum, and the term of the deposit is from March 2013 to March 2014.

The IFC RMB loan sinking fund consists of Certificates of Deposit (CDs) for the advance funding of the loan principal and interest for the Company’s IFC 2005 RMB loan from the International Finance Corporation (IFC). As of June 30, 2013, the CDs totaled $11,389,000, and are recorded in long-term restricted cash and sinking funds. The RMB debt is also classified as long-term and will be paid off as originally scheduled on October 15, 2015. The CDs in the amount of $11,389,000 has an interest rate of 5%, and the term of the CDs are from March 22, 2012 to March 22, 2015.

In June 2011, the Company entered into a contract for the purchase of $11.1 million of medical equipment to be used at our newly expanded hospital facilities in Beijing. The equipment was primarily sourced from the United States. Since the equipment is for qualified government-sponsored projects under financing agreements between the U.S. Export-Import Bank and China’s Ministry of Finance, the Company may import the equipment into China on a duty and VAT free basis. The Company entered into loan agreements for the principal amount of $11.1 million, with a term of seven years, an interest rate of 2.15%, and a collateral cash deposit of approximately $8 million. Certificates of Deposit in a restricted account at a major bank in China were opened in June 2012 to provide the collateral for the expected draw of $11.1 million under the loan agreements. The Certificates of Deposit earn interest at an initial rate of 3.05% as of June 30, 2013, and the interest rate is reset every six months based on the bank’s standard rates. The remaining steps to draw the principal of the loan were completed and the entire $11.1 million was drawn on October 18, 2012.

Note 5. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consists of the following:

(in thousands)

	June 30, 2013	December 31, 2012
Furniture and equipment	$48,175	$44,089
Vehicles	361	355
Construction in progress	2,797	21,478
Leasehold improvements	79,063	54,907

	130,396	120,829
Less: accumulated depreciation and amortization	(27,843)	(22,877)

	$102,553	$97,952

Construction in progress relates to the development of the United Family Healthcare network of private hospitals and health clinics in China, including facilities and systems development. Additions incurred during the year pertained to the construction of the Beijing Rehabilitation hospital and clinics in Beijing and Shanghai. Remaining costs to complete major construction activities in progress are approximately $10 million. Capitalized interest on construction in progress was $158,000 during the six months ended June 30, 2013 and 2012. Depreciation and amortization expense for property and equipment for the three months ended June 30, 2013 and 2012 were $2,353,000 and $1,820,000, respectively. Depreciation and amortization expense for property and equipment for the six months ended June 30, 2013 and 2012 were $4,655,000 and $3,471,000, respectively.

Note 6. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:

(in thousands)

	June 30, 2013	December 31, 2012
Accrued expenses:
Accrued expenses- rent	$6,791	$6,125
Accrued compensation	6,016	7,007
Accrued expenses- other	2,176	2,408

	$14,983	$15,540

Other current liabilities:
Accrued other taxes payable- non-income	$1,120	$992
Customer deposits	6,107	4,754
Other current liabilities	2,665	2,812

	$9,892	$8,558

Note 7. DEBT

The Company’s short-term and long-term debt balances are (in thousands):

	June 30, 2013		December 31, 2012
	Short term	Long term	Short term	Long term
IFC 2005 RMB loan	$—	$10,501	$—	$10,322
IFC 2013 loan	375	5,625	—	—
China Exim loan	1,586	7,929	1,586	8,722
DEG 2013 loan	312	4,687	—	—
Convertible notes JPM, net of debt discount	—	13,892	—	13,768

	$2,273	$42,634	$1,586	$32,812

IFC 2005 RMB loan

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

Effective March 14, 2012, the Company entered into an Amendment and Restatement Agreement to the 2005 RMB Loan Agreement, and a Certificate of Deposit Retention and Pledge Agreement. The agreements were necessary in order to incorporate the effects of the expansion of the Beijing hospital campus on the collateral and loan covenant provisions of the original IFC 2005 RMB Loan Agreement. The revised terms of the agreements provide for (1) advance funding by the Company of the full principal and interest amounts by the purchase of a series of Certificates of Deposit having a face amount equal to the full principal and interest amount and the subsequent pledge of such Certificates of Deposit to the IFC, and (2) significant reduction of loan covenants required under the original loan agreement. The advance funding of the loan principal and interest by the Company into restricted accounts rather than paying off the debt was necessary in order to avoid significant prepayment penalties. As of June 30, 2013, the Certificates of Deposit totaled $11,389,000 and are recorded in long-term restricted cash and sinking funds. The RMB debt is classified as long-term and will be paid off as originally scheduled on October 15, 2015.

As of June 30, 2013, the outstanding balance of this debt was 64,880,000 RMB (current translated value of $10,501,000) and was classified as long-term. As the advance funding of the sinking fund does not extinguish the long- term debt liability, the entire loan is expected to be classified as long-term until a financial reporting date that is less than one year from final maturity. The balance sheet classification of the sinking fund assets is similarly noncurrent, until a date that is less than one year from the lump sum payment.

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

In connection with the issuance of the Notes, the Company incurred issuance costs of $314,000, which primarily consisted of legal and other professional fees, which were capitalized. Of these costs, $61,000 was attributable to the Tranche A shares, $159,000 was attributable to Tranche B Notes which converted in January 2008 and the remaining $94,000 is attributable to the Tranche C Notes and has been capitalized to be amortized over the life of the Notes. As of June 30, 2013 and December 31, 2012, the unamortized financing cost was $41,000 and $45,000, respectively, and is included in Other Assets in the consolidated condensed balance sheets.

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

The debt discount pursuant to the Notes as of June 30, 2013 and December 31, 2012 was $1,108,000 and $1,232,000, respectively. Amortization of the discount was approximately $62,000 and $124,000 for the three and six months ended June 30, 2013 and 2012, respectively.

IFC 2013 Loan

In March 2013, the Company entered into a $6 million US Dollar loan facility with International Finance Corporation (IFC) for the financing of the expansion projects at our flagship hospital in Beijing. In June 2013, we drew down the entire $6 million from this facility. The loan bears interest at the three-month LIBOR rate plus a spread of 4.7 percent. The loan duration is five years, with a one-year grace period. Principal payments will be made on a quarterly basis, beginning on June 15, 2014 through March 15, 2018. The obligations of the borrower (our Beijing United Family Hospital) under the IFC facility is guaranteed by Chindex and secured by a pledge of Chindex’s ownership interest in the borrower. The issuance costs of $1.1 million were capitalized and are being amortized over the 5-year lives of the loans. The IFC Facility contains customary financial covenants, including maintenance of a maximum ratio of liabilities to tangible net worth and a minimum debt service coverage ratio, and covenants that, among other things, place limits on the Company’s ability to incur debt, create liens, make investments and acquisitions, sell assets, pay dividends, engage in transactions with affiliates, and make capital expenditures. The IFC Facility also contains customary events of default. As of June 30, 2013, the Company was in compliance with the loan covenants.

In addition, we have submitted proposals to the IFC for additional loans of approximately $12 million related to the development of our rehabilitation hospital in Beijing. There can be no assurances as to the amounts, if any, that may be finally available under this loan or other facilities or whether such loan or other facilities will be finally achievable on terms acceptable to us and the lenders. If the ongoing negotiations are unsuccessful and this loan or other facilities are not obtained for expansion projects, then, in the absence of alternative sources of financing, there could result a material adverse effect on our operations and our ability to complete our proposed expansion projects on time or at all.

DEG 2013 Loan

In March 2013, the Company entered into a $5 million US Dollar loan facility with DEG Deutsche Investitions und Entwicklungsgesellschaft (DEG) for the financing of the expansion projects at our flagship hospital in Beijing. In June 2013, we drew down the entire $5 million from this facility. The loan bears interest at the three-month LIBOR rate plus a spread of 4.7 percent. The loan duration is five years, with a one-year grace period. Principal payments will be made on a quarterly basis, beginning on June 15, 2014 through March 15, 2018. The obligations of the borrower (our Beijing United Family Hospital) under the DEG facility is guaranteed by Chindex and secured by a pledge of Chindex’s ownership interest in the borrower. The issuance costs of $333,000 were capitalized and are being amortized over the 5-year lives of the loans. The DEG Facility contains customary financial covenants, including maintenance of a maximum ratio of liabilities to tangible net worth and a minimum debt service coverage ratio, and covenants that, among other things, place limits on the Company’s ability to incur debt, create liens, make investments and acquisitions, sell assets, pay dividends, engage in transactions with affiliates, and make capital expenditures. The DEG Facility also contains customary events of default. As of June 30, 2013, the Company was in compliance with the loan covenants.

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

Debt Payments Schedule

The following table sets forth the Company’s debt obligations as of June 30, 2013:

(In thousands)

	Total	2013	2014	2015	2016	2017	Thereafter
IFC 2005 loan	$10,501	$—	$—	$10,501	$—	$—	$—
IFC 2013 loan	6,000	375	750	1,500	1,500	1,500	375
China Exim loan	9,515	1,586	793	1,586	1,586	1,586	2,378
DEG 2013 loan	4,999	312	625	1,250	1,250	1,250	312
Convertible notes	15,000	—	—	15,000	—	—	—

Total	$46,015	$2,273	$2,168	$29,837	$4,336	$4,336	$3,065

Note 8. TAXES

We recorded a $1,688,000 provision for taxes in the three months ended June 30, 2013 compared to a provision for taxes of $1,724,000 for the three months ended June 30, 2012. We recorded a $3,574,000 provision for taxes in the six months ended June 30, 2013 compared to a provision for taxes of $2,983,000 for the six months ended June 30, 2012. The effective tax rate was calculated in accordance with ASC 740-270. Our tax expense includes the effect of losses in entities for which we cannot recognize a benefit in accordance with the provisions of ASC 270 and ASC 740-270 and the effect of valuation allowance for deferred tax assets.

The Company’s effective tax rate is higher in the three and six months ended June 30, 2013 than in the three and six months ended June 30, 2012. The table below provides detail into our consolidated pretax income (loss) and provision for income tax by separating this information into three categories: operating entities, start-up entities and corporate entities. Our operating entities consist of our established hospitals and clinics in China, and which therefore record tax expense at the China statutory rate of approximately 25%. Our start up entities in the table below primarily consists of our hospital in Tianjin and the newly-opened rehabilitation hospital in Beijing, and no tax benefit has been recorded for the effect of the start up losses for those entities. Our parent company and subsidiary holding companies, referred to as the corporate entities in the table below, have incurred losses for which no tax benefits were recorded.

(in thousands)

Period ended June 30, 2013

	Three months			Six months
	Income (loss) Before Income Taxes	Provision for Income Taxes	Effective Tax Rate	Income (loss) Before Income Taxes	Provision for Income Taxes	Effective Tax Rate
Operating Entities	$5,557	$1,668	30%	$11,246	$3,554	32%
Start-Up Entities	(2,243)	—	0%	(4,244)	—	0%
Corporate Entities	(1,748)	20	-1%	(3,612)	20	-1%

Total	$1,566	$1,688	108%	$3,390	$3,574	105%

Period ended June 30, 2012

	Three months			Six months
	Income (loss) Before Income Taxes	Provision for Income Taxes	Effective Tax Rate	Income (loss) Before Income Taxes	Provision for Income Taxes	Effective Tax Rate
Operating Entities	$6,296	$1,697	27%	$10,886	$2,956	27%
Start-Up Entities	(1,829)	—	0%	(4,933)	—	0%
Corporate Entities	(933)	27	-3%	(1,691)	27	-2%

Total	$3,534	$1,724	49%	$4,262	$2,983	70%

We recognize interest and penalties related to uncertain tax positions in income tax expense. As of June 30, 2013 and December 31, 2012, we had no accrued interest or penalties related to uncertain tax positions.

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

The following is a reconciliation of the numerators and denominators of the basic and diluted Earnings per Share (EPS) computations for net (loss) income and other related disclosures (in thousands, except for share and per share data):

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Basic net income per share computation:
Numerator:
Net (loss) income	$(122)	$1,810	$(184)	$1,279
Denominator:
Weighted average shares outstanding- basic	16,582,068	16,317,841	16,566,004	16,304,816

Net (loss) income per common share - basic:	$(.01)	$.11	$(.01)	$.08

Diluted net income per share computation:
Numerator:
Net (loss) income	$(122)	$1,810	$(184)	$1,279
Interest expense for convertible notes	62	62	124	124

Numerator for diluted earnings per share	$(60)	$1,872	$(60)	$1,403

Denominator:
Weighted average shares outstanding- basic	16,582,068	16,317,841	16,566,004	16,304,816
Effect of dilutive securities:
Shares issuable upon exercise of dilutive outstanding stock options, conversion of convertible debentures, vesting of restricted stock and exercise of warrants, PRSUs:	—	1,081,225	—	1,233,916

Weighted average shares outstanding-diluted	16,582,068	17,399,066	16,566,004	17,538,732

Net (loss) income per common share - diluted:	$(.01)	$.11	$(.01)	$.08

For the three months ended June 30, 2013 and 2012, there were 110,059 and 858,434 shares, respectively, which were not included in the calculation of diluted net loss per share as the effect would have been antidilutive. For the six months ended June 30, 2013 and 2012, there were 521,516 and 1,073,603 shares, respectively, which were not included in the calculation of diluted net income per share as the effect would have been antidilutive.

During the first quarter of 2012, the Company granted performance-based restricted stock units (“PRSU”) awards representing at target approximately 214,000 shares. The Company includes the shares underlying the PRSU awards in the calculation of diluted EPS when they become contingently issuable and excludes such shares when they are not contingently issuable. Based on the achievement of results in excess of targets, 286,760 PRSUs became earned on December 31, 2012 and were included in the calculation of diluted EPS on a prorated basis for the three and six months ended June 30, 2013.

During the first quarter of 2013, the Company granted PRSU awards representing at target approximately 147,800 shares. The Company includes the shares underlying the PRSU awards in the calculation of diluted EPS when they become contingently issuable and excludes such shares when they are not contingently issuable. For the three and six months ended June 30, 2013, the Company has excluded such shares when calculating the diluted EPS as the performance conditions underlying the awards have not yet been satisfied.

Note 10. STOCKHOLDERS’ EQUITY

Stock-Based Compensation

The Company incurred stock based compensation expense of $1,444,000 and $2,234,000 for the three and six months ended June 30, 2013, respectively, and $987,000 and $1,601,000 for the three and six months ended June 30, 2012, respectively, for Company employees and outside directors.

The Company granted restricted shares in the second quarter of 2013 that vest over a three-year period. In 2012, the Company granted restricted stock that vests over a three or five year period to certain employees. The Company also granted restricted stock to independent directors of 31,021 and 51,715 shares in May 2013 and 2012, respectively. Option awards are granted with an exercise price equal to the market price of the Company’s stock on the date of grant. Stock options have up to 10-year contractual terms. The Company recognizes expense ratably over the vesting period of the stock options or restricted stock, net of estimated forfeitures. The Company will record additional expense if the actual forfeitures are lower than estimated and will record a recovery of prior expense if the actual forfeitures are higher than estimated.

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

The following table summarizes the stock option activity during the six months ended June 30, 2013:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)*
Options outstanding at December 31, 2012	1,131,140	$10.72
Granted	—	—
Exercised	(10,550)	10.71
Canceled	(1,175)	13.26
Expired	(5,925)	13.33

Options outstanding at June 30, 2013	1,113,490	$10.70	4.26	$6,399

Options exercisable at June 30, 2013	1,057,999	$10.55	4.14	$6,254

*	The aggregate intrinsic value on this table was calculated based on the positive difference between the closing market price of the Company’s common stock on June 30, 2013 ($16.22) and the exercise price of the underlying options.

During the six months ended June 30, 2013 and 2012, the total intrinsic value of stock options exercised was $58,158 and $70,000, respectively, and the actual cash received upon exercise of stock options was $112,000 and $16,000 respectively. The unamortized fair value of the stock options as of June 30, 2013 was $174,000, the majority of which is expected to be expensed over the weighted-average period of 1.01 years.

The following table summarizes activity relating to restricted stock for the six months ended June 30, 2013:

	Number of shares underlying restricted stock	Aggregate Intrinsic Value of Restricted Stock (in thousands) *
Outstanding at December 31, 2012	517,550
Granted	157,566
Vested	(146,273)
Forfeited	(8,670)

Outstanding at June 30, 2013	520,173	$8,437

Expected to vest	480,314	$7,791

*	The aggregate intrinsic value on this table was calculated based on the closing market price of the Company’s common stock on June 30, 2013 ($16.22).

The weighted average remaining contractual term of the restricted stock, calculated based on the service-based term of each grant, is approximately two years. As of June 30, 2013, the unamortized fair value of the restricted stock was $5,916,000. This unamortized fair value is expected to be expensed over the weighted-average period of 2.30 years. Restricted stock is valued at the stock price on the date of grant.

Long-Term Incentive Plans

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

The awards under the 2013 LTIP are initially expressed as a target number of units. The target number of units will be adjusted to reflect the attainment of the Company’s performance metrics during the applicable performance period, which in the case of the awards granted for the 2013 LTIP, will be the combined calendar years 2013 and 2014. The performance metrics used for these awards are Revenue and Adjusted EBITDA, with the adjustment to the target number of units based on a combination of the level of performance on these metrics, ranging from zero if performance did not meet specified levels up to a maximum of 150% of the target number of units. The number of units so determined will be increased or decreased by up to 25% based on the Company’s stock performance during 2013 and 2014 relative to the performance of the NASDAQ Golden Dragon China Index. The number of units earned after this adjustment are subject to vesting based on continued employment, with one-half of the units vesting at the end of each of 2015 and 2016, subject to accelerated vesting in specified events. Upon the vesting of a unit, the award holder will receive one share of our common stock in settlement of that unit. The target number of PRSUs awarded under the 2013 LTIP was 147,800 units. Upon the completion of the service period, vested PRSUs will be settled by the delivery of Chindex common stock. Compensation expense is based on the estimated fair value of the PRSUs at the grant date, using a Monte Carlo simulation and will be recognized over the combined performance and service periods of approximately 3.75 years, beginning on March 27, 2013. The Company recognized expense of $166,000 and $173,000 in the three and six months ended June 30, 2013, respectively.

There was no comparable expense in the prior year period. Based on our estimates as of June 30, 2013, the unamortized fair value of the PRSUs expected to be awarded, net of amount expected to be invoiced to CML, was $1,414,000. This unamortized fair value is expected to be expensed over the period through December 31, 2016, as adjusted to reflect the actual number of PRSUs awarded.

2012 LTIP

The 2012 LTIP is similar to the 2013 LTIP, as both programs have four-year durations. However, the 2012 LTIP has a one-year performance period and three-year service period subsequent to the performance period, whereas the 2013 LTIP has a two-year performance period and a two-year service period subsequent to the performance period. The one-year performance period for the 2012 LTIP was completed on December 31, 2012. Actual financial results in 2012 exceeded targets, and the value of the Earned PRSUs will be amortized over the remaining service period through December 31, 2015. Expense for the 2012 LTIP in the three months ended June 30, 2013 and 2012, net of amount invoiced to CML, was $233,000 and $74,000, respectively. Expense for the 2012 LTIP in the six months ended June 30, 2013 and 2012, net of amount invoiced to CML, was $463,000 and $74,000, respectively.

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

Pursuant to the Stock Purchase Agreement, the sale of the Shares would be completed in two closings. The initial closing occurred on August 27, 2010, at which the Company issued 933,022 Shares to Investor for an aggregate purchase price of $13,995,330 or $13,803,000 net of transaction costs. At the second closing (the “Second Closing”) under the Stock Purchase Agreement, the Company would sell the remaining 1,057,425 Shares to Investor for an aggregate purchase price of $15,861,375. The Second Closing has been subject to the consummation of CML, which was initially formed effective December 31, 2010 and has been fully consummated. CML engages in the businesses of, among other things, (i) the marketing, distribution and servicing of medical equipment in China and Hong Kong (except that sales and distribution related activities in relation to sales and servicing in China and Hong Kong may take place in other jurisdictions) and (ii) the manufacturing, marketing, sales and distribution of medical devices and medical equipment and consumables, including our former Medical Products division. CML was previously 51%-owned by FosunPharma and 49%-owned by the Company, and is now owned, effective April 29, 2013, 70% by FosunPharma and 30% by the Company. The Stock Purchase Agreement further provides that in the event that CML were not consummated within a prescribed period, then the Stock Purchase Agreement may be terminated by either party solely with respect to the Second Closing, provided the absence of such consummation was not principally caused by the terminating party. Although the prescribed period elapsed prior to the consummation of CML, no party has terminated the Stock Purchase Agreement. Nonetheless, as a practical matter, as a result of such elapse, either party may elect such termination (subject to such proviso), and thus there is no obligation to consummate the Second Closing.

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

Note 12. COMMITMENTS AND CONTINGENCIES

Leases

The Company leases office space, warehouse space, and space for hospital and clinic operations under operating leases. Future minimum payments under these non-cancelable operating leases consist of the following (in thousands):

Six months ending December 31,
2013	$4,667
Year ending December 31,
2014	8,306
2015	8,038
2016	6,846
2017	6,514
Thereafter	65,120

Net minimum rental commitments	$99,491

The above leases require the Company to pay certain pass through operating expenses and rental increases based on inflation.

Rental expense was approximately $2,410,000 and $1,834,000 for the three months ended June 30, 2013 and 2012, respectively. Rental expense was approximately $4,771,000 and $3,687,000 for the six months ended June 30, 2013 and 2012, respectively.

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

The fair value of the Company’s convertible debt was calculated based on an estimate of the present value of the debt payments combined with an estimate of the value of the conversion option, using the Black-Scholes option pricing model. For the Company’s other long-term debt, the fair value was calculated based on an estimate of the present value of the debt payments. As of June 30, 2013, the carrying value of the Company’s convertible debt, net of debt discount, and the debt outstanding for the IFC 2005 RMB Loan, IFC 2013 loan, DEG 2013 loan and Exim loan was $44.9 million, and the estimated fair value was $47.2 million. The carrying amounts of the remaining debt instruments approximate fair value, as the instruments are subject to variable rates of interest or have short maturities.

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

Critical Accounting Policies

The preparation of the consolidated condensed financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Because of the use of estimates inherent in the financial reporting process, actual results could differ from those estimates. Areas in which significant judgments and estimates are used include revenue recognition, receivable collectability, stock based compensation and deferred tax valuation allowances.

RESULTS OF OPERATIONS

Three months ended June 30, 2013 compared to three months ended June 30, 2012

Overview of Consolidated Results

We own and operate the United Family Healthcare network of private hospitals and clinics in the People’s Republic of China. United Family Healthcare currently operates hospitals and affiliated clinic facilities in the Beijing, Shanghai, Tianjin and Guangzhou markets. Our network operations in the Beijing, Shanghai and Guangzhou markets have earned the accreditation of the Joint Commission International. Our current network operations include the following facilities:

•	Beijing Market

•	Beijing United Family Hospital main campus

•	120 licensed beds

•	As of the close of the recent period, 70 available beds

•	United Family Rehabilitation Hospital

•	150 licensed beds

•	As of the close of the recent period, 10 available beds

•	Four affiliated satellite clinics

•	Shanghai Market

•	Shanghai United Family Hospital main campus

•	50 licensed beds

•	As of the close of the recent period, 30 available beds

•	Two affiliated satellite clinics

•	Two managed clinics

•	Tianjin Market

•	Tianjin United Family Hospital main campus

•	26 licensed beds

•	As of the close of the recent period, 25 available beds

•	Guangzhou Market

•	One affiliated clinic

We have undertaken a number of market expansion projects in our current markets:

Beijing. The expansion projects opening in Beijing in 2013-2014 will include a variety of increased services including comprehensive cancer care, neurosurgery, orthopedic surgery, cath lab and cardiovascular surgery. Our latest development project, the United Family Rehabilitation Hospital in Beijing, which is a new 150 licensed bed, 124,000 square foot facility adjacent to a large park in east Beijing opened in June 2013. Our expansion of services into the premium rehabilitation market which we expect will fill an existing void in China’s health care system for those seeking quality premium care when recovering from surgeries or debilitating illnesses in the neurological, cardiac and orthopedic areas.

Shanghai. In Shanghai in 2013, we plan to continue to expand service offerings at our main Puxi campus and expand operations in Pudong. In addition, in July 2013, we opened the United Family Quankou Clinic, a large facility expansion adjacent to our main Shanghai United Family Hospital in Puxi.

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

In connection with the expansion plans outlined above, over the next twelve months we have planned capital expenditures of up to $24 million for construction, equipment and information systems (see “Liquidity and Capital Resources”). During the three months ended June 30, 2013, the development, pre-opening and start-up expenses, including post-opening expenses, for these projects were $3,004,000 compared to $2,538,000 in the prior period, reflecting primarily expenses incurred for the Beijing, Pudong and Tianjin projects.

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

Our discussion and analysis below relates to the revenue and expenses of our healthcare services business for the three months ended June 30, 2013 compared to the comparable prior year period.

Net Revenue

(in thousands)

	Three months ended June 30,
	2013	2012	Change
Healthcare services net revenue	$45,977	$39,117	18%

Our healthcare services revenue for the three months ended June 30, 2013 was $45,977,000, an 18% increase from the three months ended June 30, 2012 revenue of $39,117,000. The increase in net revenue is attributable to growth in both inpatient and outpatient services.

The table below identifies the relative contribution of inpatient and outpatient services to gross revenue:

	Three months ended June 30,
	2013	2012
Inpatient/Outpatient gross revenue percentages
Inpatient services as percent of gross revenue	42%	41%
Outpatient services as percent of gross revenue	58%	59%

	100%	100%

The table below identifies the primary service lines contributing to gross revenue:

	Three months ended June 30,
	2013	2012
Gross revenue by service line (hospital facilities only):
Surgical services	22.8%	21.5%
OB/GYN	13.7%	14.3%
Pediatrics	7.3%	7.8%
Ancillary services
Laboratory	9.0%	9.8%
Radiology	10.7%	10.9%
Pharmacy	11.3%	11.7%
Internal Medicine	4.0%	4.9%
Emergency Room	4.1%	4.1%
Dental	3.6%	3.3%
Family Medicine	1.5%	1.9%
All other services	12.0%	9.8%

	100%	100%

Operating expenses

(in thousands)

	Three months ended June 30,
	2013	2012	Change
Salaries, wages and benefits	$26,834	$21,309	26%
Other operating expenses	5,751	5,345	8%
Supplies and purchased medical services	5,590	4,812	16%
Bad debt expense	1,140	630	81%
Depreciation and amortization	2,353	1,820	29%
Lease and rental expense	2,410	1,834	31%

	$44,078	$35,750	23%

Salaries, wages and benefits increased 26% in the recent period compared to the comparable prior year period primarily due to the increased headcount of 20.5% associated with the revenue increases and development activities. The increase in headcount was due to both increased activities in our existing facilities as well as for hiring new personnel to staff our expanded Beijing facilities, primarily the new rehabilitation hospital.

Other operating expenses increased by $406,000, or 8%, primarily due to increased legal fees of $276,000 and professional fees of $214,000.

Supplies and purchased medical services increased by $778,000 or 16%, due to increased usage of medical supplies of $799,000 or 19% offset by decreased pharmaceuticals related to a decreased number of patient procedures of approximately $21,000 or 4%.

Bad debt expense increased by $510,000, and, as a percentage of net revenue, was 2.5% in 2013, compared to 1.6% in the prior year period, which is in line with our historic averages.

Depreciation and amortization expense increased by $533,000, or 29% to $2,353,000, primarily due to the opening of expanded facilities, which are being depreciated.

Lease and rental expense increased to $2,410,000 in the recent period compared to $1,834,000 in the prior year period, primarily due to the increase in the total building space utilized in the expanded operations of our hospital and clinic network.

Other Income and Expenses

Interest income during the three months ended June 30, 2013 and 2012 was $241,000 and $134,000, respectively, primarily due to additional funds earning interests during the period.

Interest expense during the three months ended June 30, 2013 and 2012 was $226,000 and $91,000, respectively, primarily due to increases of new loans.

Equity in loss of unconsolidated affiliates was $387,000 for the three months ended June 30, 2013. Equity in income of unconsolidated affiliates was $114,000 for the three months ended June 30, 2012. This represents our interest in the net income (loss) of CML.

Taxes

We recorded a provision for taxes of $1,688,000 (an effective tax rate of approximately 108%) for the three months ended June 30, 2013, compared to a provision for taxes of $1,724,000 (an effective tax rate of approximately 49%) for the three months ended June 30, 2012. The effective tax rate for our operating entities was 30% compared to 27% in the comparable prior year period. The remaining portion of the variance in the effective tax rate in the current quarter is primarily due to the effect of losses in start-up entities and corporate entities for which we cannot recognize tax benefit.

Six months ended June 30, 2013 compared to Six months ended June 30, 2012

Overview of Consolidated Results

In connection with our expansion plans outlined above, over the next twelve months we have planned capital expenditures of up to $24 million for construction, equipment and information systems (see “Liquidity and Capital Resources”). During the six months ended June 30, 2012, the development, pre-opening and start up expenses, including post-opening expenses, for these projects were $5,552,000 compared to $5,741,000 in the comparable prior year period, reflecting primarily expenses incurred for the Beijing, Tianjin and Pudong projects.

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

Our discussion and analysis below relates to the revenue and expenses of our healthcare services business for the six months ended June 30, 2013 compared to the comparable prior year period.

Net Revenue

(in thousands)

	Six months ended June 30,
	2013	2012	Change
Healthcare services net revenue	$87,542	$71,629	22%

Our healthcare services revenue for the six months ended June 30, 2013 was $87,542,000, a 22% increase from the six months ended June 30, 2012 revenue of $71,629,000. The increase in net revenue is attributable to growth in both inpatient and outpatient services.

The table below identifies the relative contribution of inpatient and outpatient services to gross revenue:

	Six months ended June 30,
	2013	2012
Inpatient/Outpatient gross revenue percentages
Inpatient services as percent of gross revenue	42%	40%
Outpatient services as percent of gross revenue	58%	60%

	100%	100%

The table below identifies the primary service lines contributing to gross revenue:

	Six months ended June 30,
	2013	2012
Gross revenue by service line (hospital facilities only):
Surgical services	21.9%	20.4%
OB/GYN	14.7%	16.0%
Pediatrics	7.9%	8.4%
Ancillary services
Laboratory	9.0%	9.5%
Radiology	10.6%	10.6%
Pharmacy	11.8%	12.1%
Internal Medicine	4.0%	4.5%
Emergency Room	4.0%	4.1%
Dental	3.5%	2.7%
Family Medicine	1.4%	1.7%
All other services	11.2%	10.0%

	100%	100%

Operating expenses

(in thousands)

	Six months ended June 30,
	2013	2012	Change
Salaries, wages and benefits	$49,497	$39,925	24%
Other operating expenses	11,466	10,109	13%
Supplies and purchased medical services	10,555	9,050	17%
Bad debt expense	2,119	1,395	52%
Depreciation and amortization	4,655	3,471	34%
Lease and rental expense	4,771	3,687	29%

	$83,063	$67,637	23%

Salaries, wages and benefits increased 24% in the recent period compared to the comparable prior year period primarily due to the increased headcount of 22% associated with the revenue increases and development activities. The increase in headcount was due to both increased activities in our existing facilities as well as for hiring new personnel to staff our expanded Beijing facilities, primarily the rehabilitation hospital.

Other operating expenses increased by $1,357,000, or 13%, primarily due to increased legal fees of $490,000, professional fees of $326,000, investor fees of $242,000, office supplies of $166,000 and advertising fees of $125,000.

Supplies and purchased medical services increased by $1,505,000, or 17% due to increased usage of medical supplies of $1,587,000, or 20% offset by decreased pharmaceuticals related to a decreased number of patient procedures of approximately $82,000, or 8%.

Bad debt expense increased by $724,000 and, as a percentage of net revenue, bad debt expense was 2.4% in 2013, compared to 1.9% in the comparable prior year period, both of which are in line with our historic averages.

Depreciation and amortization expense increased by $1,184,000, or 34% to $4,655,000, primarily due to the opening of expanded facilities, which are being depreciated.

Lease and rental expense increased to $4,771,000 in the recent period compared to $3,687,000 in the prior year period, primarily due to the increase in the total building space utilized in the expanded operations of our hospital and clinic network.

Other Income and Expenses

Interest income during the six months ended June 30, 2013 and 2012 were $489,000 and $273,000, respectively, primarily due to additional funds earning interests during the period.

Interest expense during the six months ended June 30, 2013 and 2012 were $328,000 and $215,000, respectively, primarily due to increases of new loans.

Equity in (loss) income of unconsolidated affiliates was ($1,287,000) and $212,000 for the six months ended June 30, 2013 and 2012, respectively. This represents our interest in the net (loss) income of CML.

Taxes

We recorded a provision for taxes of $3,574,000 (an effective tax rate of approximately 105%) for the six months ended June 30, 2013, compared to a provision for taxes of $2,983,000 (an effective tax rate of approximately 70%) for the six months ended June 30, 2012. The effective tax rate for our operating entities was 32% compared to 27% in the comparable prior year period. The remaining portion of the variance in the effective tax rate in the current quarter is primarily due to the effect of losses in start-up entities and corporate entities for which we cannot recognize tax benefit.

LIQUIDITY AND CAPITAL RESOURCES

The following table sets forth our cash and accounts receivable as of June 30, 2013 and December 31, 2012 (in thousands):

	June 30, 2013	December 31, 2012
Cash and cash equivalents	$33,806	$33,184
Accounts receivable	22,807	19,564
Receivables from affiliates	2,722	2,110

Cash Flows

The following table sets forth a summary of our cash flows from operating activities for the six months ended June 30, 2013 and 2012 (in thousands):

	Six months ended June 30,
	2013	2012
OPERATING ACTIVITIES
Net (loss) income	$(184)	$1,279
Non cash items	9,637	6,763
Changes in operating assets and liabilities:
Accounts receivable	(4,967)	(5,182)
Receivable from affiliates	(612)	(1,069)
Inventories	(425)	200
Accounts payable, accrued expenses, other current liabilities and deferred revenue	(4,232)	2,173
Payable to affiliates	(12)	2,419
Other	(3,135)	(395)

Net cash (used in) provided by operating activities	$(3,930)	$6,188

Operating cash flow for the six months ended June 30, 2013 was lower than the six months ended June 30, 2012, primarily due to the decreases in accounts payable, largely due to the construction related payments for the rehabilitation hospital project and the increases of other assets, mainly due to advances to suppliers for rehabilitation hospital.

The following table sets forth a summary of our cash flows from investing activities for the six months ended June 30, 2013 and 2012 (in thousands):

	Six months ended June 30,
	2013	2012
INVESTING ACTIVITIES
Proceeds from redemption of CDs	$—	$26,526
Purchases of property and equipment	(5,899)	(14,968)

Net cash (used in) provided by investing activities	$(5,899)	$11,558

Investing activities for the six months ended June 30, 2013 and 2012 included acquisitions of property and equipment in connection with our ongoing development and expansion of the United Family Healthcare network of private hospitals and clinics. Investing activities for the six months ended June 30, 2012 also included redemption of certificates of deposit.

The following table sets forth a summary of our cash flows from financing activities for the six months ended June 30, 2013 and 2012 (in thousands):

	Six months ended June 30,
	2013	2012
FINANCING ACTIVITIES
Restricted cash from (to) IFC RMB loan sinking funds	$444	$(10,968)
Restricted cash for Exim loan collateral	—	(8,664)
Proceeds from debt	11,000	—
Repayment of debt	(800)	—
Repurchase of restricted stock for income tax withholding	(220)	(98)
Proceeds from exercise of stock options and warrants	114	16

Net cash provided by (used in) financing activities	$10,538	$(19,714)

As of June 30, 2013, the Company received proceeds from the 2013 IFC and DEG loan of $11 million, and the Company also utilized cash to fund the IFC RMB loan sinking funds of $444,000 and to pay for the Exim loan of $800,000. As of June 30, 2012, the Company utilized cash to fund the IFC RMB loan sinking fund of $11 million and to fund restricted cash for Exim loan collateral of $9 million.

Capital Resources and Financing Requirements

Over the next twelve months, we anticipate total capital expenditures of up to approximately $24 million related to the maintenance and expansion of our business operations. Of this amount, up to approximately $10 million would be for maintenance and organic growth at our existing facilities in Beijing and Shanghai are up to approximately $4 million would be primarily related to network IT investment. Expansion projects would be expected to account for up to approximately $10 million of the remaining expenditures. Specifically, we anticipate final payments of $1.1 million related to the expansion of the Beijing hospital main campus and Shunyi clinic to be approximately $3 million; final payments related to the opening of the Tianjin hospital to be approximately $1.4 million; and expenditures to be approximately $4.6 million for the Beijing Rehabilitation project. We intend to fund these expenditures through corporate capital reserves, anticipated loan financings as described below and cash flow from operations. Registered foreign debt is expected to be secured by each operating foreign invested joint venture upon obtaining required governmental and credit approvals.

The expansion projects in the Beijing, Shanghai, Tianjin and Guangzhou markets are underway in various states of progress. In particular, due to the timing of the development process for the planned joint venture hospital in Guangzhou, significant expenditures for that project are not expected until 2014 and beyond.

In March 2013, we entered into US Dollar loan facilities with International Finance Corporation (IFC) and DEG-Deutsche Investitions und Entwicklungsgesellschaft (DEG) for the financing of the expansion projects at our flagship hospital in Beijing. In June 2013, we drew down the entire $11 million in the aggregate from these facilities ($6 million from IFC and $5 million from DEG). The obligations of the borrower (our United Family Hospital) under both the IFC and DEG facilities are guaranteed by Chindex and secured by a pledge of Chindex’s ownership interest in the borrower.

In addition, we have submitted proposals to the IFC for additional loans of approximately $12 million related to the development of our rehabilitation hospital in Beijing. There can be no assurances as to the amounts, if any, that may be finally available under this loan or other facilities or whether such loan or other facilities will be finally achievable on terms acceptable to us and the lenders. If the ongoing negotiations are unsuccessful and this loan or other facilities are not obtained for expansion projects, then, in the absence of alternative sources of financing, there could result a material adverse effect on our operations and our ability to complete our proposed expansion projects on time or at all.

In addition, in October 2012, we completed the drawdown of $11.1 million in loans at our hospital facilities in Beijing secured in part by U.S. Export-Import Bank guarantees. The loans were used for the purchase of medical equipment at our newly expanded facilities in Beijing, allowing us to import equipment into China at substantial savings due to duty and value added tax (VAT) exemptions. The loans have terms of seven years, an interest rate of 2.15% and required a collateral cash deposit of approximately $8.7 million.

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

FOREIGN CURRENCY EXCHANGE AND IMPACT OF INFLATION

Because we receive 100% of our revenue and generate approximately 97% of our expenses within China, we have foreign currency exchange risk. The Chinese currency (RMB) is not freely traded and is closely controlled by the Chinese Government. The U.S. dollar (USD) has experienced volatility in world markets recently. During the six months ended June 30, 2013, the RMB appreciated approximately 1.44% against the USD, resulting in an exchange gain of $286,000.

As part of our risk management program, we also perform sensitivity analyses to assess potential changes in revenue, operating results, cash flows and financial position relating to hypothetical movements in currency exchange rates. Our sensitivity analysis of changes in the fair value of the RMB to the USD at June 30, 2013, indicated that if the USD uniformly increased in value by 10% relative to the RMB, we would have experienced $324,000 decrease in net income. Conversely, a 10% increase in the value of the RMB relative to the USD at June 30, 2013, would have resulted in $396,000 increase in net income.

Based on the Consumer Price Index, for the three months ended June 30, 2013, the average annual rate of inflation in China and the United States was 2.4% and 1.4%, respectively. For the six months ended June 30, 2013, the average annual rate of inflation in China and the United States was 2.4% and 1.5%, respectively. The average annual rate of inflation over the three-year period from 2010 to 2012 was 3.8% in China and 2.3% in the United States.

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

Changes in Internal Control over Financial Reporting

Our management, including our principal executive and principal financial officers have evaluated any changes in our internal control over financial reporting that occurred during the three months ended June 30, 2013, and has concluded that there was no change that occurred during the three months ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

3.1	Restated Certificate of Incorporation of the Company. Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2013.

3.2	Amendment to Certificate of Incorporation dated as of December 19, 2012. Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed December 26, 2012.

3.3	Amended and Restated Bylaws of the Company dated September 21, 2011. Incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed September 23, 2011.

3.4	Certificate of Designations of Series A Junior Participating Preferred Stock of the Company. Incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2007.

4.1	Form of Specimen Certificate representing the Common Stock of the Company. Incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form SB-2 (No. 33-78446) (the “IPO Registration Statement”).

4.2	Form of Specimen Certificate representing the Class B Common Stock of the Company. Incorporated by reference to Exhibit 4.3 to the IPO Registration Statement.

4.3	Rights Agreement, dated as of June 7, 2007, between the Company and American Stock Transfer & Trust Company, as Rights Agent, which includes a form of Right Certificate as Exhibit B and a Summary of Rights to Purchase Preferred Stock as Exhibit C. Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed June 7, 2007.

4.4	Amendment No. 1 to Rights Agreement, dated as of November 4, 2007, between the Company and American Stock Transfer & Trust Company, as Rights Agent. Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed November 7, 2007.

4.5	Amendment No. 2 to Rights Agreement, dated as of June 8, 2010, between the Company and American Stock Transfer & Trust Company, as Rights Agent. Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed June 14, 2010.

10.1	Amendment, dated as of June 28, 2013, to Amended and Restated Employment Agreement, dated as of December 15, 2008, between the Company and Roberta Lipson (filed herewith).

10.2	Amendment, dated as of June 28, 2013, to Amended and Restated Employment Agreement, dated as of December 15, 2008, between the Company and Elyse Beth Silverberg (filed herewith).

10.3	Amendment, dated as of June 28, 2013, to Amended and Restated Employment Agreement, dated as of December 22, 2008, between the Company and Lawrence Pemble (filed herewith).

10.4	Form of Indemnification Agreement between the Company and the Company’s directors and officers (filed herewith).

10.5	Loan Agreement dated March 7, 2013, between Beijing United Family Hospital Co., Ltd and International Finance Corporation (filed herewith).

10.6	Guarantee Agreement between Chindex International, Inc. and International Finance Corporation, dated March 7, 2013 (filed herewith).

10.7	Loan Agreement dated March 7, 2013 between Beijing United Family Hospital Co., Ltd and DEG-Deutsche Investitions und Entwicklungsgesellschaft (filed herewith).

10.8	Guarantee Agreement between Chindex International, Inc. and DEG-Deutsche Investitions und Entwicklungsgesellschaft (filed herewith).

31.1	Certification of the Company’s Chief Executive Officer Pursuant to Rule 13a-14(a) (filed herewith)

31.2	Certification of the Company’s Chief Financial Officer Pursuant to Rule 13a-14(a) (filed herewith)

31.3	Certification of the Company’s Principal Accounting Officer Pursuant to Rule 13a-14(a) (filed herewith)

32.1	Certification of the Company’s Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 (furnished herewith)

32.2	Certification of the Company’s Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 (furnished herewith)

32.3	Certification of the Company’s Principal Accounting Officer Pursuant to 18 U.S.C. Section 1350 (furnished herewith)

101.INS	XBRL Instance Document (furnished herewith)

101.SCH	XBRL Taxonomy Extension Schema Document (furnished herewith)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (furnished herewith)

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document (furnished herewith)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (furnished herewith)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (furnished herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHINDEX INTERNATIONAL, INC.

Dated: August 9, 2013	By:	/s/ Lawrence Pemble
Lawrence Pemble
Chief Operating Officer and Director

Dated: August 9, 2013	By:	/s/ Robert C. Low
Robert C. Low
Senior Vice President of Finance, Chief Financial Officer, and Corporate Controller
(Principal Financial and Accounting Officer)