Form 10-Q
period 2013-09-30
CHINDEX INTERNATIONAL INC
filed 2013-11-12
CIK 922717

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

The number of shares outstanding of each class of the registrant’s common equity, as of November 8, 2013, was 16,880,355 shares of Common Stock and 1,162,500 shares of Class B Common Stock.

CHINDEX INTERNATIONAL, INC.

INDEX

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CHINDEX INTERNATIONAL, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

(in thousands except share data)

(Unaudited)

	September 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$32,624	$33,184
Restricted cash	2,045	754
Accounts receivable, less allowance for doubtful accounts of $14,087 and $10,612, respectively	21,146	19,564
Receivables from affiliates	2,995	2,110
Inventories of supplies, net	2,946	2,328
Deferred income taxes	4,161	3,209
Other current assets	4,796	3,798

Total current assets	70,713	64,947
Restricted cash and sinking funds	19,086	20,351
Investment in unconsolidated affiliate	33,582	34,847
Property and equipment, net	106,157	97,952
Noncurrent deferred income taxes	833	925
Other assets	3,571	3,428

Total assets	$233,942	$222,450

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Short-term debt	$2,960	$1,586
Accounts payable	6,131	9,520
Payable to affiliates	2,308	1,334
Accrued expenses	18,109	15,540
Other current liabilities	9,839	8,558
Income taxes payable	1,557	2,772

Total current liabilities	40,904	39,310
Long-term debt and convertible debentures	41,268	32,812
Long-term deferred tax liability	262	262

Total liabilities	82,434	72,384

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value, 500,000 shares authorized, none issued	—	—
Common stock, $.01 par value, 28,200,000 shares authorized, including 3,200,000 designated Class B:
Common stock – 16,070,962 and 15,904,836 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	161	159
Class B stock – 1,162,500 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	12	12
Additional paid-in capital	125,495	122,109
Retained earnings	14,574	18,583
Accumulated other comprehensive income	11,266	9,203

Total stockholders’ equity	151,508	150,066

Total liabilities and stockholders’ equity	$233,942	$222,450

The accompanying notes are an integral part of these consolidated condensed financial statements.

CHINDEX INTERNATIONAL, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(in thousands except share and per share data)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012

Healthcare services revenue	$43,058	$37,299	$130,600	$108,928

Operating expenses
Salaries, wages and benefits	26,170	21,064	75,667	60,989
Other operating expenses	7,690	5,595	19,156	15,704
Supplies and purchased medical services	5,396	4,532	15,951	13,582
Bad debt expense	1,084	865	3,203	2,260
Depreciation and amortization	2,842	1,797	7,497	5,268
Lease and rental expense	2,650	1,915	7,421	5,602

	45,832	35,768	128,895	103,405

(Loss) income from operations	(2,774)	1,531	1,705	5,523

Other income and (expenses)
Interest income	246	214	735	487
Interest expense	(424)	(141)	(752)	(356)
Equity in income (loss) of unconsolidated affiliate	52	(785)	(1,235)	(573)
Miscellaneous income (expense) - net	110	(5)	147	(5)

(Loss) income before income taxes	(2,790)	814	600	5,076
Provision for income taxes	(1,035)	(1,478)	(4,609)	(4,461)

Net (loss) income	$(3,825)	$(664)	$(4,009)	$615

Net (loss) income per common share - basic	$(.23)	$(.04)	$(.24)	$.04

Weighted average shares outstanding - basic	16,703,827	16,404,635	16,612,450	16,338,332

Net (loss) income per common share - diluted	$(.23)	$(.04)	$(.24)	$.05

Weighted average shares outstanding - diluted	16,703,827	16,404,635	16,612,450	17,621,675

The accompanying notes are an integral part of these consolidated condensed financial statements.

CHINDEX INTERNATIONAL, INC.

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012

Net (loss) income	$(3,825)	$(664)	$(4,009)	$615

Other comprehensive income (loss):
Foreign currency translation adjustment	562	(236)	2,332	(570)
Share of other comprehensive (loss) income of unconsolidated affiliate	(102)	12	(269)	(152)

Other comprehensive income (loss)	460	(224)	2,063	(722)

Comprehensive loss	$(3,365)	$(888)	$(1,946)	$(107)

The accompanying notes are an integral part of these consolidated condensed financial statements.

CHINDEX INTERNATIONAL, INC.

CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands except share data)

(Unaudited)

	Common Stock		Common Stock Class B		Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2012	15,904,836	$159	1,162,500	$12	$122,109	$18,583	$9,203	$150,066
Net loss	—	—	—	—	—	(4,009)	—	(4,009)
Foreign currency translation adjustment	—	—	—	—	—	—	2,332	2,332
Share of other comprehensive loss of unconsolidated affiliate	—	—	—	—	—	—	(269)	(269)
Stock based compensation	—	—	—	—	3,235	—	—	3,235
Purchase and retirement of restricted stock for tax withholding	(18,705)	—	—	—	(311)	—	—	(311)
Options exercised and issuance of restricted stock, net of restricted stock forfeited	184,831	2	—	—	462	—	—	464

Balance at September 30, 2013	16,070,962	$161	1,162,500	$12	$125,495	$14,574	$11,266	$151,508

The accompanying notes are an integral part of these consolidated condensed financial statements.

CHINDEX INTERNATIONAL, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine months ended September 30,
	2013	2012
OPERATING ACTIVITIES
Net (loss) income	$(4,009)	$615
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	7,497	5,268
Inventory write down	18	42
Provision for doubtful accounts	3,203	2,260
Loss on disposal of property and equipment	20	29
Equity in net loss of unconsolidated affiliate	1,235	573
Deferred income taxes	(774)	96
Stock based compensation	3,235	2,505
Foreign exchange (gain) loss	(372)	279
Amortization of debt issuance costs	136	7
Amortization of debt discount	186	186
Changes in operating assets and liabilities:
Accounts receivable	(4,307)	(5,977)
Receivables from affiliates	(885)	(744)
Inventories of supplies	(577)	(51)
Other current assets and other assets	(733)	(354)
Accounts payable, accrued expenses, other current liabilities and deferred revenue	(2,784)	2,734
Payable to affiliates	973	2,287
Income taxes payable	(1,253)	(274)

Net cash provided by operating activities	809	9,481
INVESTING ACTIVITIES
Proceeds from redemption of CDs	—	26,530
Purchases of property and equipment	(10,896)	(21,986)

Net cash (used in) provided by investing activities	(10,896)	4,544
FINANCING ACTIVITIES
Restricted cash from (to) IFC RMB loan sinking funds	446	(10,940)
Restricted cash for Exim loan collateral	—	(8,957)
Proceeds from debt	11,000	—
Repayment of debt	(1,596)	—
Payment for debt issuance cost	(441)	—
Repurchase of restricted stock for income tax withholding	(311)	(151)
Proceeds from exercise of stock options	464	16

Net cash provided by (used in) financing activities	9,562	(20,032)
Effect of foreign exchange rate changes on cash and cash equivalents	(35)	(269)

Net decrease in cash and cash equivalents	(560)	(6,276)
Cash and cash equivalents at beginning of period	33,184	33,755

Cash and cash equivalents at end of period	$32,624	$27,479

Supplemental disclosures of cash flow information:
Cash paid for interest	$695	$546
Cash paid for taxes	$6,685	$4,626

Non-cash investing and financing activities consist of the following:
Changes in PPE additions included in accounts payable and payable to affiliates	$2,672	$4,118

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

The accompanying unaudited consolidated condensed financial statements of Chindex International, Inc. have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

Use of Estimates

The preparation of the consolidated condensed financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated condensed financial statements and the reported amounts of revenue and expenses during the reporting period. Because of the use of estimates inherent in the financial reporting process, actual results could differ from those estimates. Areas in which significant judgments and estimates are used include revenue recognition, receivable collectibility, stock-based compensation, and deferred tax valuation allowances.

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

Note 2. INVENTORIES OF SUPPLIES, NET

Inventories of supplies consist of medical supplies and pharmaceuticals in the amounts of $2,946,000 at September 30, 2013 and $2,328,000 at December 31, 2012.

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

CML Purchase of Interest in Alma Lasers, Inc.

On May 27, 2013, CML acquired approximately 36.17% of Alma Lasers, Inc. (“Alma”) as part of a purchase by a group of buyers for substantially all of Alma. The buying group, which consisted of CML, another subsidiary of FosunPharma, and the Pramerica-Fosun China Opportunity Fund, acquired 95.16% of Alma indirectly through a jointly-owned entity, Sisram Medical, Ltd. The total acquisition price by all buyers for Alma was approximately $221.6 million. Alma is a leading global medical energy-based (including lights, laser, radio frequency and ultrasonic) device manufacturer, with a comprehensive product offering and international sales network. Alma has developed leading R&D capabilities globally in the medical and aesthetic equipment manufacturing field and established a global brand in the market segment.

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

The assets and liabilities of CML as of September 30, 2013 and December 31, 2012 were as follows (in thousands):

	September 30, 2013	December 31, 2012

Current assets	$138,041	$91,184
Noncurrent assets	232,093	19,745

Total assets	$370,134	$110,929

Current liabilities	$140,816	$43,287
Noncurrent liabilities	105,194	1,526

Total liabilities	246,010	44,813
Stockholders’ equity	124,124	66,116

Total liabilities and stockholders’ equity	$370,134	$110,929

The operating results of CML for the three and nine months ended September 30, 2013 and 2012 were as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012

Revenue	$46,137	$28,493	$104,099	$85,991
Income (loss) before income taxes	319	(1,221)	(2,125)	178
Net income (loss)	489	(1,339)	(1,921)	(381)

The operating results of CML in 2013 have thus far been significantly impacted by restructuring at the Ministry of Health, uncertainty surrounding proposed reforms and the disruption to normal hospital purchasing activity due to the government campaign to improve compliance in the public hospitals’ purchasing activities, all of which has led to an overall slowdown in business activity among capital medical equipment markets in China.

CML is a 70%-owned subsidiary of FosunPharma. The assets, liabilities and stockholders’ equity in the summarized financial data table presented above for CML have been prepared on a stand-alone basis, with the assets and liabilities of the entities contributed to CML by FosunPharma reported on a historical cost basis, while the assets and liabilities acquired from Chindex have been recorded on a fair value basis. In reporting its interest in the net assets and net (losses) earnings of CML using the equity method of accounting, Chindex includes its interest in the stand-alone financial statements of CML, and also records adjustments to reflect the amortization of basis differences attributable to the fair values in excess of net book values of identified tangible and intangible assets contributed by FosunPharma to CML at its formation date and also includes the amortization of acquisition accounting adjustment to reflect fair values in connection with CML’s investment in the net assets of Sisram (Alma). In addition, certain employees of CML participate in Chindex stock-based compensation programs. The expense for these stock options or restricted stock is recognized by CML as the services are provided. The total stock-based compensation expense recognized by CML for three months ended September 30, 2013 and 2012 were $438,000 and $346,000, respectively. The total stock-based compensation expense recognized by CML for nine months ended September 30, 2013 and 2012 were $1,301,000 and $846,000, respectively.

As of September 30, 2013 and December 31, 2012, Chindex had a receivable from CML entities of $2,995,000 and $2,110,000, respectively, primarily related to advance payments for procurement of medical equipment supplied under a logistics service agreement whereby CML serves as an agent for Chindex. As of September 30, 2013 and December 31, 2012, Chindex had a payable to CML entities of $2,308,000 and $1,334,000, respectively, which represented the actual purchases of medical equipment by CML on behalf of Chindex under the logistics service agreement.

Services Agreement

CML and Chindex entered into a services agreement (the “Services Agreement”), effective January 1, 2011. Under the Services Agreement, Chindex provides advice and support services as requested by CML. The services include management and administrative support services for marketing, sales and order fulfillment activities conducted in the United States and China, order processing and exporting of goods sold to customers in China, advice relating to the marketing of products sold in China by CML, analysis of sales opportunities and other assistance including services such as payroll, database administration, internal auditing, accounting and finance that will assist CML in carrying out its activities in the United States and China. For the three months ended September 30, 2013 and 2012, total expenses recognized by CML under the services agreement were $794,000 and $865,000, respectively, in addition to stock-based compensation. For the nine months ended September 30, 2013 and 2012, total expenses recognized by CML under the services agreement were $2,844,000 and $2,582,000, respectively, in addition to stock-based compensation.

Note 4. RESTRICTED CASH AND SINKING FUNDS

Restricted cash and sinking funds at September 30, 2013 and December 31, 2012 consist of the following:

(in thousands)

	September 30, 2013	December 31, 2012
Current
IFC RMB loan interest collateral	$446	$436
China Exim loan collateral	1,599	318

	$2,045	$754

Noncurrent
IFC RMB loan sinking fund	$11,446	$12,069
China Exim loan collateral - Certificates of Deposit	7,640	8,282

	$19,086	$20,351

The China Exim loan collateral of $1,599,000 consists of a number of deposits for the China Exim loan with an interest rate of 3% per annum, and the term of the deposits is from July 2013 to August 2014. The IFC RMB loan interest collateral of $446,000 consists of a deposit for the IFC RMB loan with an interest rate of 4.4% per annum, and the term of the deposit is from March 2013 to March 2014.

The IFC RMB loan sinking fund consists of Certificates of Deposit (CDs) for the advance funding of the loan principal and interest for the Company’s IFC 2005 RMB loan from the International Finance Corporation (IFC). As of September 30, 2013, the CDs totaled $11,446,000, and are recorded in long-term restricted cash and sinking funds. The RMB debt is also classified as long-term and will be paid off as originally scheduled on October 15, 2015. The CDs in the amount of $11,446,000 has an interest rate of 5%, and the term of the CDs are from March 22, 2012 to March 22, 2015.

In June 2011, the Company entered into a contract for the purchase of $11.1 million of medical equipment to be used at our newly expanded hospital facilities in Beijing. The equipment was primarily sourced from the United States. Since the equipment is for qualified government-sponsored projects under financing agreements between the U.S. Export-Import Bank and China’s Ministry of Finance, the Company may import the equipment into China on a duty and VAT free basis. The Company entered into loan agreements for the principal amount of $11.1 million, with a term of seven years, an interest rate of 2.15%, and a collateral cash deposit of approximately $7.6 million. Certificates of Deposit in a restricted account at a major bank in China were opened in June 2012 to provide the collateral for the expected draw of $11.1 million under the loan agreements. The Certificates of Deposit earn interest at a rate of 3.05% as of September 30, 2013, and the interest rate is reset every six months based on the bank’s standard rates. The remaining steps to draw the principal of the loan were completed and the entire $11.1 million was drawn on October 18, 2012.

Note 5. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consists of the following:

(in thousands)

	September 30, 2013	December 31, 2012

Furniture and equipment	$51,667	$44,089
Vehicles	288	355
Construction in progress	3,403	21,478
Leasehold improvements	81,479	54,907

	136,837	120,829
Less: accumulated depreciation and amortization	(30,680)	(22,877)

	$106,157	$97,952

Construction in progress relates to the development of the United Family Healthcare network of private hospitals and health clinics in China, including facilities and systems development. Additions incurred during the year pertained to the completion of the construction of the Beijing Rehabilitation Hospital and new clinics in Beijing and Shanghai. Remaining costs to complete major construction activities in progress are approximately $32 million. Capitalized interest on construction in progress was $35,000 and $71,000 during the three months ended September 30, 2013 and 2012, respectively. Capitalized interest on construction in progress was $193,000 and $229,000 during the nine months ended September 30, 2013 and 2012, respectively. Depreciation and amortization expense for property and equipment for the three months ended September 30, 2013 and 2012 were $2,842,000 and $1,797,000, respectively. Depreciation and amortization expense for property and equipment for the nine months ended September 30, 2013 and 2012 were $7,497,000 and $5,268,000, respectively.

Note 6. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:

(in thousands)

	September 30, 2013	December 31, 2012
Accrued expenses:
Accrued expenses- rent	$8,278	$6,125
Accrued compensation	7,394	7,007
Accrued expenses- other	2,437	2,408

	$18,109	$15,540

Other current liabilities:
Accrued other taxes payable- non-income	$1,150	$992
Customer deposits	5,869	4,754
Other current liabilities	2,820	2,812

	$9,839	$8,558

Note 7. DEBT

The Company’s short-term and long-term debt balances are (in thousands):

	September 30, 2013		December 31, 2012
	Short term	Long term	Short term	Long term
IFC 2005 RMB loan	$—	$10,553	$—	$10,322
IFC 2013 loan	750	5,250	—	—
China Exim loans	1,585	7,136	1,586	8,722
DEG 2013 loan	625	4,375	—	—
Convertible notes JPM, net of debt discount	—	13,954	—	13,768

	$2,960	$41,268	$1,586	$32,812

IFC 2005 RMB loan

In October 2005, Beijing United Family Hospital (BJU) and Shanghai United Family Hospital (SHU), majority-owned subsidiaries of the Company, obtained long-term debt financing under a program with the International Finance Corporation (IFC) (a division of the World Bank) for 64,880,000 Chinese Renminbi (“RMB”) (approximately $8,000,000) (the “IFC 2005 RMB Loan”). The term of the loan was 10 years at an initial interest rate of 6.73% with the borrowers required to make annual payments into a sinking fund with the first payment in September 2010. Deposits into the sinking fund would have accumulated until a lump sum payment was made at maturity of the debt in October 2015. The interest rate would have reduced to 4.23% for any amount of the outstanding loan on deposit in the sinking fund.

Effective March 14, 2012, the Company entered into an Amendment and Restatement Agreement to the IFC 2005 RMB Loan Agreement, and a Certificate of Deposit Retention and Pledge Agreement. The agreements were necessary in order to incorporate the effects of the expansion of the Beijing hospital campus on the collateral and loan covenant provisions of the original IFC 2005 RMB Loan Agreement. The revised terms of the agreements provide for (1) advance funding by the Company of the full principal and interest amounts by the purchase of a series of Certificates of Deposit having a face amount equal to the full principal and interest amount and the subsequent pledge of such Certificates of Deposit to the IFC, and (2) significant reduction of loan covenants required under the original loan agreement. The advance funding of the loan principal and interest by the Company into restricted accounts rather than paying off the debt was necessary in order to avoid significant prepayment penalties. As of September 30, 2013, the Certificates of Deposit totaled $11,446,000 and are recorded in long-term restricted cash and sinking funds. The RMB debt is classified as long-term and will be paid off as originally scheduled on October 15, 2015.

As of September 30, 2013, the outstanding balance of this debt was 64,880,000 RMB (current translated value of $10,553,000) and was classified as long-term. As the advance funding of the sinking fund does not extinguish the long-term debt liability, the entire loan is expected to be classified as long-term until a financial reporting date that is less than one year from final maturity. The balance sheet classification of the sinking fund assets is similarly noncurrent, until a date that is less than one year from the lump sum payment.

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

The Tranche C Notes had a ten-year maturity, bore no interest of any kind and provided for conversion into shares of the Company’s common stock at the same conversion price as the Tranche B Notes at any time and automatic conversion upon the (i) completion of two proposed new and/or expanded hospitals in China in Beijing and Guangzhou (the “JV Hospitals”), (ii) the first anniversary of commencement of operations at either of the JV Hospitals or (iii) the first anniversary of either of the JV Hospitals achieving break-even earnings before interest, taxes, depreciation and amortization for any 12-month period ending on the last day of a fiscal quarter, subject to compliance with certain JPM Financing provisions. The operations of the first JV hospital in Beijing commenced on October 15, 2012. On October 15, 2013, the Tranche C Notes were automatically converted. Accordingly, the $15 million debt was converted into 808,189 shares of the Company’s common stock, and the debt was extinguished.

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

In connection with the issuance of the Notes, the Company incurred issuance costs of $314,000, which primarily consisted of legal and other professional fees, which were capitalized. Of these costs, $61,000 was attributable to the Tranche A shares, $159,000 was attributable to Tranche B Notes which converted in January 2008 and the remaining $94,000 is attributable to the Tranche C Notes and has been capitalized to be amortized over the life of the Notes. As of September 30, 2013 and December 31, 2012, the unamortized financing cost was $38,000 and $45,000, respectively, and is included in Other Assets in the consolidated condensed balance sheets.

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

The debt discount pursuant to the Notes as of September 30, 2013 and December 31, 2012 was $1,046,000 and $1,232,000, respectively. Amortization of the discount was approximately $62,000 and $186,000 for the three and nine months ended September 30, 2013 and 2012, respectively.

IFC 2013 Loan

In March 2013, the Company entered into a $6,000,000 US Dollar loan facility with IFC for the financing of the expansion projects at our flagship hospital in Beijing. In June 2013, we drew down the entire $6,000,000 from this facility. The loan bears interest at the three-month LIBOR rate plus a spread of 4.7%. The loan duration is five years, with a one-year grace period. Principal payments will be made on a quarterly basis, beginning on June 15, 2014 through March 15, 2018. The obligations of the borrower (BJU) under the IFC facility is guaranteed by Chindex and secured by a pledge of Chindex’s ownership interest in the borrower. The issuance costs of $1.1 million were capitalized and are being amortized over the 5-year life of the loan. Amortization of the issuance costs was approximately $75,000 for the three and nine months ended September 30, 2013. The IFC Facility contains customary financial covenants, including maintenance of a maximum ratio of liabilities to tangible net worth and a minimum debt service coverage ratio, and covenants that, among other things, place limits on the Company’s ability to incur debt, create liens, make investments and acquisitions, sell assets, pay dividends, engage in transactions with affiliates, and make capital expenditures. The IFC Facility also contains customary events of default. As of September 30, 2013, the Company was in compliance with the loan covenants.

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

DEG 2013 Loan

In March 2013, the Company entered into a $5,000,000 US Dollar loan facility with Deutsche Investitions und Entwicklungsgesellschaft (DEG) for the financing of the expansion projects at our flagship hospital in Beijing. In June 2013, we drew down the entire $5 million from this facility. The loan bears interest at the three-month LIBOR rate plus a spread of 4.7%. The loan duration is five years, with a one-year grace period. Principal payments will be made on a quarterly basis, beginning on June 15, 2014 through March 15, 2018. The obligations of the borrower (BJU) under the DEG facility is guaranteed by Chindex and secured by a pledge of Chindex’s ownership interest in the borrower. The issuance costs of $296,000 were capitalized and are being amortized over the 5-year life of the loan. Amortization of the issuance was approximately $20,000 for the three and nine months ended September 30, 2013. The DEG Facility contains customary financial covenants, including maintenance of a maximum ratio of liabilities to tangible net worth and a minimum debt service coverage ratio, and covenants that, among other things, place limits on the Company’s ability to incur debt, create liens, make investments and acquisitions, sell assets, pay dividends, engage in transactions with affiliates, and make capital expenditures. The DEG Facility also contains customary events of default. As of September 30, 2013, the Company was in compliance with the loan covenants.

China Exim Loans

In June 2011, the Company entered into a contract for the purchase of $11.1 million of medical equipment to be used at our newly expanded hospital facilities in Beijing. The equipment was primarily sourced from the United States. As qualified government-sponsored projects under financing agreements between the U.S. Export-Import Bank and China’s Ministry of Finance, this would allow the Company to import the equipment into China on a duty and VAT free basis. The Company entered into loan agreements with Export-Import Bank of China (“China Exim”) for the principal amount of $11.1 million, with a term of seven years, an interest rate of 2.15%, and a collateral cash deposit of approximately $8.0 million. Certificates of Deposit in a restricted account were opened in June 2012 to provide the collateral for the expected draw of $11.1 million under the loan agreements. The remaining steps to draw the principal of the loan were completed and the entire $11.1 million was drawn on October 18, 2012. The issuance costs of $297,000 were capitalized and are being amortized over the 7-year lives of the loans. Amortization of the issuance was approximately $11,000 and $34,000 for the three and nine months ended September 30, 2013, respectively.

Debt Payments Schedule

The following table sets forth the Company’s debt obligations as of September 30, 2013:

(In thousands)

	Total	2014	2015	2016	2017	2018	Thereafter

IFC 2005 loan	$10,553	$—	$10,553	$—	$—	$—	$—
IFC 2013 loan	6,000	1,125	1,500	1,500	1,500	375	—
China Exim loans	8,720	1,585	1,586	1,586	1,586	1,586	791
DEG 2013 loan	5,000	938	1,250	1,250	1,250	312	—
Convertible notes	15,000	—	—	—	15,000	—	—

Total	$45,273	$3,648	$14,889	$4,336	$19,336	$2,273	$791

Note 8. TAXES

We recorded a $1,035,000 provision for taxes in the three months ended September 30, 2013 compared to a provision for taxes of $1,478,000 for the three months ended September 30, 2012. We recorded a $4,609,000 provision for taxes in the nine months ended September 30, 2013 compared to a provision for taxes of $4,461,000 for the nine months ended September 30, 2012. The effective tax rate was calculated in accordance with ASC 740-270. Our tax expense includes the effect of losses in entities for which we cannot recognize a benefit in accordance with the provisions of ASC 270 and ASC 740-270 and the effect of valuation allowance for deferred tax assets.

The Company’s effective tax rate is higher in the three and nine months ended September 30, 2013 than in the three and nine months ended September 30, 2012. The table below provides detail into our consolidated pretax income (loss) and provision for income tax by separating this information into three categories: operating entities, start-up entities and corporate entities. Our operating entities consist of our established hospitals and clinics in China, and which therefore record tax expense at the China statutory rate of approximately 25%. Our start up entities in the table below primarily consists of our hospital in Tianjin and the newly-opened Rehabilitation Hospital in Beijing, and no tax benefit has been recorded for the effect of the start up losses for those entities. Our parent company and subsidiary holding companies, referred to as the corporate entities in the table below, have incurred losses for which no tax benefits were recorded.

(in thousands)

Period ended September 30, 2013
	Three months			Nine months
	Income (loss) Before Income Taxes	Provision for Income Taxes	Effective Tax Rate	Income (loss) Before Income Taxes	Provision for Income Taxes	Effective Tax Rate
Operating Entities	$2,947	$1,021	35%	$14,194	$4,575	32%
Start-Up Entities	(3,783)	—	0%	(8,028)	—	0%
Corporate Entities	(1,954)	14	–1%	(5,566)	34	–1%

Total	$(2,790)	$1,035	–37%	$600	$4,609	768%

Period ended September 30, 2012
	Three months			Nine months
	Income (loss) Before Income Taxes	Provision for Income Taxes	Effective Tax Rate	Income (loss) Before Income Taxes	Provision for Income Taxes	Effective Tax Rate
Operating Entities	$4,476	$1,618	36%	$15,363	$4,574	30%
Start-Up Entities	(2,001)	—	0%	(6,935)	—	0%
Corporate Entities	(1,661)	(140)	8%	(3,352)	(113)	3%

Total	$814	$1,478	182%	$5,076	$4,461	88%

We recognize interest and penalties related to uncertain tax positions in income tax expense. As of September 30, 2013 and December 31, 2012, we had no accrued interest or penalties related to uncertain tax positions.

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

The following is a reconciliation of the numerators and denominators of the basic and diluted Earnings per Share (EPS) computations for net (loss) income and other related disclosures (in thousands, except for share and per share data):

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Basic net (loss) income per share computation:
Numerator:
Net (loss) income	$(3,825)	$(664)	$(4,009)	$615
Denominator:
Weighted average shares outstanding- basic	16,703,827	16,404,635	16,612,450	16,338,332

Net (loss) income per common share - basic:	$(.23)	$(.04)	$(.24)	$.04

Diluted net (loss) income per share computation:
Numerator:
Net (loss) income	$(3,825)	$(664)	$(4,009)	$615
Interest expense for convertible notes	62	62	186	186

Numerator for diluted (loss) income per share	$(3,763)	$(602)	$(3,823)	$801

Denominator:
Weighted average shares outstanding- basic	16,703,827	16,404,635	16,612,450	16,338,332
Effect of dilutive securities:

Shares issuable upon exercise of dilutive outstanding stock options, conversion of convertible debentures, vesting of restricted stock and PRSUs:	—	—	—	1,283,343

Weighted average shares outstanding-diluted	16,703,827	16,404,635	16,612,450	17,621,675

Net (loss) income per common share - diluted:	$(.23)	$(.04)	$(.24)	$.05

For the three months ended September 30, 2013 and 2012, there were 90,000 and 622,394 shares, respectively, which were not included in the calculation of diluted net loss per share as the effect would have been antidilutive. For the nine months ended September 30, 2013 and 2012, there were 123,000 and 1,038,683 shares, respectively, which were not included in the calculation of diluted net (loss) income per share as the effect would have been antidilutive.

During the first quarter of 2012, the Company granted performance-based restricted stock units (“PRSU”) awards representing at target approximately 214,000 shares. The Company includes the shares underlying the PRSU awards in the calculation of diluted EPS when they become contingently issuable and excludes such shares when they are not contingently issuable. Based on the achievement of results in excess of targets, 286,760 PRSUs was earned on December 31, 2012 and were included in the calculation of diluted EPS on a prorated basis for the three and nine months ended September 30, 2013.

During the first quarter of 2013, the Company granted PRSU awards representing at target approximately 147,800 shares. The Company includes the shares underlying the PRSU awards in the calculation of diluted EPS when they become contingently issuable and excludes such shares when they are not contingently issuable. For the three and nine months ended September 30, 2013, the Company has excluded such shares when calculating the diluted EPS as the performance conditions underlying the awards have not yet been satisfied.

Note 10. STOCKHOLDERS’ EQUITY

Stock-Based Compensation

The Company incurred stock based compensation expense of $1,001,000 and $3,235,000 for the three and nine months ended September 30, 2013, respectively, and $904,000 and $2,505,000 for the three and nine months ended September 30, 2012, respectively, for Company employees and outside directors.

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

The following table summarizes the stock option activity during the nine months ended September 30, 2013:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)*
Options outstanding at December 31, 2012	1,131,140	$10.72
Granted	—	—
Exercised	(41,650)	11.13
Canceled	(1,475)	13.31
Expired	(6,525)	13.31

Options outstanding at September 30, 2013	1,081,490	$10.69	3.99	$7,071

Options exercisable at September 30, 2013	1,065,458	$10.63	3.94	$7,029

*	The aggregate intrinsic value on this table was calculated based on the positive difference between the closing market price of the Company’s common stock on September 30, 2013 ($17.04) and the exercise price of the underlying options.

During the nine months ended September 30, 2013 and 2012, the total intrinsic value of stock options exercised was $248,000 and $77,000, respectively, and the actual cash received upon exercise of stock options was $464,000 and $16,000, respectively. The unamortized fair value of the stock options as of September 30, 2013 was $76,000, the majority of which is expected to be expensed over the weighted-average period of 1.53 years.

The following table summarizes activity relating to restricted stock for the nine months ended September 30, 2013:

	Number of shares underlying restricted stock	Aggregate Intrinsic Value of Restricted Stock (in thousands)*
Outstanding at December 31, 2012	517,550
Granted	157,566
Vested	(163,773)
Forfeited	(14,385)

Outstanding at September 30, 2013	496,958	$8,468

Expected to vest	457,581	$7,797

*	The aggregate intrinsic value on this table was calculated based on the closing market price of the Company’s common stock on September 30, 2013 ($17.04).

The weighted average remaining contractual term of the restricted stock, calculated based on the service-based term of each grant, is approximately two years. As of September 30, 2013, the unamortized fair value of the restricted stock was $5,120,000. This unamortized fair value is expected to be expensed over the weighted-average period of 2.14 years. Restricted stock is valued at the stock price on the date of grant.

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

The awards under the 2013 LTIP are initially expressed as a target number of units. The target number of units will be adjusted to reflect the attainment of the Company’s performance metrics during the applicable performance period, which in the case of the awards granted for the 2013 LTIP, will be the combined calendar years 2013 and 2014. The performance metrics used for these awards are Revenue and Adjusted EBITDA, with the adjustment to the target number of units based on a combination of the level of performance on these metrics, ranging from zero if performance did not meet specified levels up to a maximum of 150% of the target number of units. The number of units so determined will be increased or decreased by up to 25% based on the Company’s stock performance during 2013 and 2014 relative to the performance of the NASDAQ Golden Dragon China Index. The number of units earned after this adjustment are subject to vesting based on continued employment, with one-half of the units vesting at the end of each of 2015 and 2016, subject to accelerated vesting in specified events. Upon the vesting of a unit, the award holder will receive one share of our common stock in settlement of that unit. The target number of PRSUs awarded under the 2013 LTIP was 147,800 units. Upon the completion of the service period, vested PRSUs will be settled by the delivery of Chindex common stock. Compensation expense is based on the estimated fair value of the PRSUs at the grant date, using a Monte Carlo simulation and will be recognized over the combined performance and service periods of approximately 3.75 years, beginning on March 27, 2013. The Company recognized expense of $168,000 and $341,000 in the three and nine months ended September 30, 2013, respectively.

There was no comparable expense in the prior year period. Based on our estimates as of September 30, 2013, the unamortized fair value of the PRSUs expected to be awarded was $1,782,000. This unamortized fair value is expected to be expensed over the period through December 31, 2016, as adjusted to reflect the actual number of PRSUs awarded.

2012 LTIP

The 2012 LTIP is similar to the 2013 LTIP, as both programs have four-year durations. However, the 2012 LTIP has a one-year performance period and three-year service period subsequent to the performance period, whereas the 2013 LTIP has a two-year performance period and a two-year service period subsequent to the performance period. The one-year performance period for the 2012 LTIP was completed on December 31, 2012. Actual financial results in 2012 exceeded targets, and the value of the Earned PRSUs will be amortized over the remaining service period through December 31, 2015. Expense for the 2012 LTIP in the three months ended September 30, 2013 and 2012, net of amount invoiced to CML, was $237,000 and $110,000, respectively. Expense for the 2012 LTIP in the nine months ended September 30, 2013 and 2012, net of amount invoiced to CML, was $700,000 and $438,000, respectively. Based on our estimates as of September 30, 2013, the unamortized fair value of the PRSUs expected to be awarded was $1,256,000. This unamortized fair value is expected to be expensed over the period through December 31, 2015, as adjusted to reflect the actual number of PRSUs awarded.

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

Note 12. COMMITMENTS AND CONTINGENCIES

Leases

The Company leases office space, warehouse space, and space for hospital and clinic operations under operating leases. Future minimum payments under these non-cancelable operating leases consist of the following (in thousands):

Three months ending December 31,
2013	$2,558
Year ending December 31,
2014	9,141
2015	8,771
2016	7,510
2017	7,164
Thereafter	68,135

Net minimum rental commitments	$103,279

The above leases require the Company to pay certain pass through operating expenses and rental increases based on inflation.

Rental expense was approximately $2,650,000 and $1,915,000 for the three months ended September 30, 2013 and 2012, respectively. Rental expense was approximately $7,421,000 and $5,602,000 for the nine months ended September 30, 2013 and 2012, respectively.

Contingencies

The Company is involved in various claims arising from services provided to patients in the ordinary course of business. Management does not believe that the ultimate resolution of these matters will have a material adverse effect on the Company’s financial position or results of operations.

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

The fair value of the Company’s convertible debt was calculated based on an estimate of the present value of the debt payments combined with an estimate of the value of the conversion option, using the Black-Scholes option pricing model. For the Company’s other long-term debt, the fair value was calculated based on an estimate of the present value of the debt payments. As of September 30, 2013, the carrying value of the Company’s convertible debt, net of debt discount, and the debt outstanding for the IFC 2005 RMB Loan, IFC 2013 loan, DEG 2013 loan and Exim loan was $44.2 million, and the estimated fair value was $45.5 million. The carrying amounts of the remaining debt instruments approximate fair value, as the instruments are subject to variable rates of interest or have short maturities.

Note 14. SUBSEQUENT EVENT

The Company’s JPM Tranche C Convertible Notes due 2017 in the principal amount of $15 million had a ten-year maturity, bore no interest of any kind and were convertible at any time and would be automatically converted upon the (i) completion of two proposed new and/or expanded hospitals in China in Beijing and Guangzhou (the “JV Hospitals”), (ii) the first anniversary of commencement of operations at either of the JV Hospitals or (iii) the first anniversary of either of the JV Hospitals achieving break-even earnings before interest, taxes, depreciation and amortization for any 12-month period ending on the last day of a fiscal quarter, subject to compliance with certain JPM Financing provisions. The operations of the first JV hospital in Beijing commenced on October 15, 2012. As the first anniversary occurred on October 15, 2013, the Tranche C Notes automatically converted. Accordingly, the $15 million debt was converted into 808,189 common shares, and the debt was extinguished.

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

RESULTS OF OPERATIONS

Three months ended September 30, 2013 compared to three months ended September 30, 2012

Overview of Consolidated Results

We own and operate the United Family Healthcare network of private hospitals and clinics in the People’s Republic of China. United Family Healthcare currently operates hospitals and affiliated clinic facilities in the Beijing, Shanghai, Tianjin and Guangzhou markets. Our network operations in the Beijing, Shanghai and Guangzhou markets have earned the accreditation of the Joint Commission International. Our current network operations include the following facilities:

•	Beijing Market

•	Beijing United Family Hospital main campus

•	120 licensed beds

•	As of the close of the recent period, 70 available beds

•	United Family Rehabilitation Hospital

•	101 licensed beds

•	As of the close of the recent period, 15 available beds

•	Four affiliated satellite clinics

•	Shanghai Market

•	Shanghai United Family Hospital main campus

•	50 licensed beds

•	As of the close of the recent period, 30 available beds

•	Two affiliated satellite clinics

•	Two managed clinics

•	Tianjin Market

•	Tianjin United Family Hospital main campus

•	26 licensed beds

•	As of the close of the recent period, 25 available beds

•	Guangzhou Market

•	One affiliated clinic

We have undertaken a number of market expansion projects in our current markets:

Beijing. The expansion projects have opened and continue to develop in Beijing in 2013-2014 comprise a variety of increased services including comprehensive cancer care, neurosurgery, orthopedic surgery, cath lab and cardiovascular surgery. In June 2013, we opened the United Family Rehabilitation Hospital in Beijing, which is a new 101 licensed bed, 124,000 square foot facility adjacent to a large park in east Beijing. Our expansion of services into the premium rehabilitation market fills an existing void in China’s health care system for those seeking quality premium care when recovering from surgeries or debilitating illnesses in the neurological, cardiac and orthopedic areas. In addition, we have recently begun a multi-phase expansion into the west side of Beijing. This expansion is planned to include a large outpatient clinic in the financial center of west Beijing and a planned 80 bed comprehensive care hospital to be brought into operation over the 2015 – 2016 period in the affluent Haidian district.

Shanghai. In Shanghai in 2013, we plan to continue to expand service offerings at our main Puxi campus and expand operations in Pudong. In July 2013, we opened the United Family Quankou Clinic, a large facility expansion adjacent to our main Shanghai United Family Hospital in Puxi which provides space for continuing growth in both inpatient and outpatient services at our Puxi campus.

Tianjin. In 2011, we opened our first United Family Hospital in a second tier city, Tianjin. The facility is licensed for 26 beds and is designed to focus on primary care services. Expansion in the Tianjin market is planned through development of a satellite clinic in another affluent district of the city.

Guangzhou. In the southern tier one city of Guangzhou, we are developing plans for a new comprehensive care United Family hospital of approximately 200 beds. Development is underway and is expected to proceed through 2015 with facility opening currently estimated for 2016 (see “Liquidity and Capital Resources – Capital Resources and Financing Requirements”).

Qingdao. Following Tianjin, our expansion into second tier Chinese cities will continue in the affluent port city of Qingdao in Shandong Provence. We have secured a location and begun design work on the project which is planned to be a comprehensive care facility of approximately 80 beds, currently estimated to open over the 2015 – 2016 period.

Managed Services. We have begun to roll out management services leveraging the brand value of United Family Healthcare. Our managed clinics in Wuxi and Pudong allow us to expand the UFH market penetration rapidly and in both cases have supplemented the metropolitan Shanghai area market owned UFH facilities. We are currently exploring opportunities for managed service facilities in the large second tier cities of Chengdu, Nanjing and Hangzhou. We are hopeful that this business model will provide significant incremental benefit to our financial results in the coming years.

In connection with the expansion plans outlined above, over the next twelve months we have planned capital expenditures of up to $46 million for construction, equipment and information systems (see “Liquidity and Capital Resources”). During the three months ended September 30, 2013, the development, pre-opening and start-up expenses, including post-opening expenses, for these projects were $4,912,000 compared to $2,716,000 in the prior period, reflecting primarily expenses incurred for the Beijing, Pudong and Tianjin projects.

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

Our discussion and analysis below relates to the revenue and expenses of our healthcare services business for the three months ended September 30, 2013 compared to the comparable prior year period.

Net Revenue

(in thousands)

	Three months ended September 30,
	2013	2012	Change
Healthcare services net revenue	$43,058	$37,299	15%

Our healthcare services revenue for the three months ended September 30, 2013 was $43,058,000, a 15% increase from the three months ended September 30, 2012 revenue of $37,299,000. The increase in net revenue is attributable to growth in both inpatient and outpatient services.

The table below identifies the relative contribution of inpatient and outpatient services to gross revenue:

	Three months ended September 30,
	2013	2012
Inpatient/Outpatient gross revenue percentages
Inpatient services as percent of gross revenue	44%	44%
Outpatient services as percent of gross revenue	56%	56%

	100%	100%

The table below identifies the primary service lines contributing to gross revenue:

	Three months ended September 30,
	2013	2012
Gross revenue by service line (hospital facilities only):
Surgical services	21.5%	20.8%
OB/GYN	17.0%	17.2%
Pediatrics	8.8%	8.4%
Ancillary services
Laboratory	9.4%	9.6%
Radiology	10.2%	10.2%
Pharmacy	11.5%	11.6%
Internal Medicine	3.6%	4.7%
Emergency Room	3.9%	3.8%
Dental	2.4%	2.0%
Family Medicine	1.6%	1.6%
All other services	10.1%	10.1%

	100%	100%

Operating expenses

(in thousands)

	Three months ended September 30,
	2013	2012	Change
Salaries, wages and benefits	$26,170	$21,064	24%
Other operating expenses	7,690	5,595	37%
Supplies and purchased medical services	5,396	4,532	19%
Bad debt expense	1,084	865	25%
Depreciation and amortization	2,842	1,797	58%
Lease and rental expense	2,650	1,915	38%

	$45,832	$35,768	28%

Salaries, wages and benefits increased 24% in the recent period compared to the comparable prior year period primarily due to the increased headcount of 13.6% associated with the revenue increases and development activities as well as certain government mandated increases in social benefits. The increase in headcount was due to both increased activities in our existing facilities as well as for hiring new personnel to staff our expanded Beijing facilities, primarily the new Rehabilitation Hospital.

Other operating expenses increased by $2,095,000, or 37%, primarily due to increased legal fees of $948,000, other professional fees of $518,000, office supplies and noncapitalized furniture of $401,000 at the new Rehabilitation Hospital, contributions of $176,000 and training of $121,000.

Supplies and purchased medical services increased by $864,000, or 19%, due to increased usage of medical supplies of $869,000, or 21% offset by decreased pharmaceuticals related to a decreased number of patient procedures of approximately $5,000, or 1%.

Bad debt expense increased by $219,000, and, as a percentage of net revenue, bad debt expense was 2.5% in 2013, compared to 2.3% in the prior year period, both of which are in line with our historic averages.

Depreciation and amortization expense increased by $1,045,000, or 58% to $2,842,000, primarily due to the opening of expanded facilities.

Lease and rental expense increased to $2,650,000 in the recent period compared to $1,915,000 in the prior year period, primarily due to the increase in the total building space utilized in the expanded operations of our hospital and clinic network.

Other Income and Expenses

Interest income during the three months ended September 30, 2013 and 2012 was $246,000 and $214,000, respectively, primarily due to additional funds earning interests during the period.

Interest expense during the three months ended September 30, 2013 and 2012 was $424,000 and $141,000, respectively, primarily due to increases of new loans.

Equity in income of unconsolidated affiliates was $52,000 for the three months ended September 30, 2013. Equity in loss of unconsolidated affiliates was ($785,000) for the three months ended September 30, 2012. This represents our interest in the net income (loss) of CML.

Taxes

We recorded a provision for taxes of $1,035,000 for the three months ended September 30, 2013, compared to a provision for taxes of $1,478,000 for the three months ended September 30, 2012. The effective tax rate for our operating entities was 35% compared to 36% in the comparable prior year period. The remaining portion of the variance in the effective tax rate in the current period is primarily due to the effect of losses in start-up entities and corporate entities for which we cannot recognize tax benefit.

Nine months ended September 30, 2013 compared to Nine months ended September 30, 2012

Overview of Consolidated Results

In connection with the expansion plans outlined above, over the next twelve months we have planned capital expenditures of up to $46 million for construction, equipment and information systems (see “Liquidity and Capital Resources”). During the nine months ended September 30, 2013, the development, pre-opening and start up expenses, including post-opening expenses, for these projects were $10,463,000 compared to $8,457,000 in the comparable prior year period, reflecting primarily expenses incurred for the Beijing, Tianjin and Pudong projects.

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

Our discussion and analysis below relates to the revenue and expenses of our healthcare services business for the nine months ended September 30, 2013 compared to the comparable prior year period.

Net Revenue

(in thousands)

	Nine months ended September 30,
	2013	2012	Change
Healthcare services net revenue	$130,600	$108,928	20%

Our healthcare services revenue for the nine months ended September 30, 2013 was $130,600,000, a 20% increase from the nine months ended September 30, 2012 revenue of $108,928,000. The increase in net revenue is attributable to growth in both inpatient and outpatient services.

The table below identifies the relative contribution of inpatient and outpatient services to gross revenue:

	Nine months ended September 30,
	2013	2012
Inpatient/Outpatient gross revenue percentages
Inpatient services as percent of gross revenue	43%	41%
Outpatient services as percent of gross revenue	57%	59%

	100%	100%

The table below identifies the primary service lines contributing to gross revenue:

	Nine months ended September 30,
	2013	2012
Gross revenue by service line (hospital facilities only):
Surgical services	21.8%	20.4%
OB/GYN	15.4%	16.0%
Pediatrics	8.2%	8.4%
Ancillary services
Laboratory	9.1%	9.5%
Radiology	10.5%	10.6%
Pharmacy	11.7%	12.1%
Internal Medicine	3.8%	4.5%
Emergency Room	4.0%	4.1%
Dental	3.1%	2.7%
Family Medicine	1.5%	1.7%
All other services	10.9%	10.0%

	100%	100%

Operating expenses

(in thousands)

	Nine months ended September 30,
	2013	2012	Change
Salaries, wages and benefits	$75,667	$60,989	24%
Other operating expenses	19,156	15,704	22%
Supplies and purchased medical services	15,951	13,582	17%
Bad debt expense	3,203	2,260	42%
Depreciation and amortization	7,497	5,268	42%
Lease and rental expense	7,421	5,602	32%

	$128,895	$103,405	25%

Salaries, wages and benefits increased 24% in the recent period compared to the comparable prior year period primarily due to the increased headcount of 19.4% associated with the revenue increases and development activities as well as certain government mandated increases in social benefits. The increase in headcount was due to both increased activities in our existing facilities as well as for hiring new personnel to staff our expanded Beijing facilities, primarily the new Rehabilitation Hospital.

Other operating expenses increased by $3,452,000, or 22%, primarily due to increased legal fees of $1,437,000, other professional fees of $950,000, office supplies and noncapitalized furniture of $568,000 at the new Rehabilitation Hospital, advertising of $188,000, contributions of $171,000 and training of $145,000, partially offset by the increase of foreign exchange gains of $651,000.

Supplies and purchased medical services increased by $2,369,000, or 17% due to increased usage of medical supplies of $2,456,000, or 20% offset by decreased pharmaceuticals related to a decreased number of patient procedures of approximately $87,000, or 6%.

Bad debt expense increased by $943,000 and, as a percentage of net revenue, bad debt expense was 2.5% in 2013, compared to 2.0% in the comparable prior year period, both of which are in line with our historic averages.

Depreciation and amortization expense increased by $2,229,000, or 42% to $7,497,000, primarily due to the opening of expanded facilities.

Lease and rental expense increased to $7,421,000 in the recent period compared to $5,602,000 in the prior year period, primarily due to the increase in the total building space utilized in the expanded operations of our hospital and clinic network.

Other Income and Expenses

Interest income during the nine months ended September 30, 2013 and 2012 was $735,000 and $487,000, respectively, primarily due to additional funds earning interests during the period.

Interest expense during the nine months ended September 30, 2013 and 2012 was $752,000 and $356,000, respectively, primarily due to increases of new loans.

Equity in loss of unconsolidated affiliates was $1,235,000 and $573,000 for the nine months ended September 30, 2013 and 2012, respectively. This represents our interest in the net loss of CML.

Taxes

We recorded a provision for taxes of $4,609,000 for the nine months ended September 30, 2013, compared to a provision for taxes of $4,461,000 for the nine months ended September 30, 2012. The effective tax rate for our operating entities was 32% compared to 30% in the comparable prior year period. The remaining portion of the variance in the effective tax rate in the current period is primarily due to the effect of losses in start-up entities and corporate entities for which we cannot recognize tax benefit.

LIQUIDITY AND CAPITAL RESOURCES

The following table sets forth our cash and accounts receivable as of September 30, 2013 and December 31, 2012 (in thousands):

	September 30, 2013	December 31, 2012
Cash and cash equivalents	$32,624	$33,184
Accounts receivable	21,146	19,564
Receivables from affiliates	2,995	2,110

Cash Flows

The following table sets forth a summary of our cash flows from operating activities for the nine months ended September 30, 2013 and 2012 (in thousands):

	Nine months ended September 30,
	2013	2012
OPERATING ACTIVITIES
Net (loss) income	$(4,009)	$615
Non cash items	14,384	11,245
Changes in operating assets and liabilities:
Accounts receivable	(4,307)	(5,977)
Receivable from affiliates	(885)	(744)
Inventories of supplies	(577)	(51)
Accounts payable, accrued expenses and other current liabilities	(2,784)	2,734
Payable to affiliates	973	2,287
Income tax payable	(1,253)	(274)
Other current assets and other assets	(733)	(354)

Net cash provided by operating activities	$809	$9,481

Operating cash flow for the nine months ended September 30, 2013 was lower than the nine months ended September 30, 2012, primarily due to the net loss, decreases in accounts payable, largely due to the construction related payments for the Rehabilitation Hospital project (now completed) and the increases of tax payments.

The following table sets forth a summary of our cash flows from investing activities for the nine months ended September 30, 2013 and 2012 (in thousands):

	Nine months ended September 30,
	2013	2012
INVESTING ACTIVITIES
Proceeds from redemption of CDs	$—	$26,530
Purchases of property and equipment	(10,896)	(21,986)

Net cash (used in) provided by investing activities	$(10,896)	$4,544

Investing activities for the nine months ended September 30, 2013 and 2012 included acquisitions of property and equipment in connection with our ongoing development and expansion of the United Family Healthcare network of private hospitals and clinics. Investing activities for the nine months ended September 30, 2012 also included redemption of Certificates of Deposit.

The following table sets forth a summary of our cash flows from financing activities for the nine months ended September 30, 2013 and 2012 (in thousands):

	Nine months ended September 30,
	2013	2012
FINANCING ACTIVITIES
Restricted cash from (to) IFC RMB loan sinking funds	$446	$(10,940)
Restricted cash for Exim loan collateral	—	(8,957)
Proceeds from debt	11,000	—
Repayment of debt	(1,596)	—
Payment for debt issuance cost	(441)	—
Repurchase of restricted stock for income tax withholding	(311)	(151)
Proceeds from exercise of stock options	464	16

Net cash provided by (used in) financing activities	$9,562	$(20,032)

As of September 30, 2013, the Company received proceeds from the 2013 IFC and DEG loan of $11 million, and the Company also utilized cash to fund the IFC RMB loan sinking funds of $446,000 and to make a principal payment for the Exim loan of $1,596,000. As of September 30, 2012, the Company utilized cash to fund the IFC RMB loan sinking fund of $11 million and to fund restricted cash for Exim loan collateral of $9 million.

Capital Resources and Financing Requirements

Over the next twelve months, we anticipate total capital expenditures of up to approximately $46 million related to the maintenance and expansion of our business operations. Of this amount, up to approximately $8 million would be for maintenance and organic growth at our existing facilities in Beijing and Shanghai, and up to approximately $6 million would be primarily related to network IT investment. Expansion projects would be expected to account for up to approximately $32 million of the remaining expenditures. These include final payments related to the opening of the Tianjin hospital of approximately $1 million, payments related to the opening of the Beijing Rehabilitation project of approximately $4.3 million, payments related to clinic expansion in Beijing and Shanghai market of approximately $5.9 million, design and construction expenditures related to the Qingdao hospital project of up to $5.8 million. Design and construction expenditures for the Haidian clinic project of up to $11 million and design and construction expenditures for the Guangzhou hospital project of up to $4 million. We intend to fund these expenditures through corporate capital reserves, anticipated loan financings as described below and cash flow from operations. Registered foreign debt is expected to be secured by each operating foreign invested joint venture upon obtaining required governmental and credit approvals.

The expansion projects in the Beijing, Shanghai, Tianjin, Qingdao and Guangzhou markets are underway in various states of progress. In particular, due to the timing of the development process for the planned joint venture hospitals in Guangzhou and Haidian, significant construction expenditures for those projects are not expected until 2015 and beyond.

Over the past 12 months, we have secured approximately $22 million in long term loan financing for our expansion projects in Beijing. In March 2013, we entered into US Dollar loan facilities with International Finance Corporation (IFC) and Deutsche Investitions und Entwicklungsgesellschaft (DEG) for the financing of the expansion projects at our flagship hospital in Beijing. In June 2013, we drew down the entire $11 million in the aggregate from these facilities ($6 million from IFC and $5 million from DEG). The obligations of the borrower (our United Family Hospital) under both the IFC and DEG facilities are guaranteed by Chindex and secured by a pledge of Chindex’s ownership interest in the borrower.

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

In addition, in October 2012, we completed the drawdown of $11.1 million in loans at our hospital facilities in Beijing secured in part by U.S. Export-Import Bank guarantees. The loans were used for the purchase of medical equipment at our newly expanded facilities in Beijing, allowing us to import equipment into China at substantial savings due to duty and value added tax (VAT) exemptions. The loans have terms of seven years, an interest rate of 2.15% and required a collateral cash deposit of approximately $9.2 million.

We are currently in the final stages of drawing down an additional $12 million in long term from the IFC pursuant to the 2007 Loan Agreement. The borrower for this debt will be our Rehabilitation hospital.

To provide long term capital resources for our development projects we are engaged in negotiations with the IFC and other potential creditors or investors of debt or equity based financing. There can be no assurances as to the amounts, if any, that may be finally available as a result of these negotiations or whether financing resulting from these negotiations will be finally achievable on terms acceptable to us and the lenders or investors. If the ongoing negotiations are unsuccessful and this loan or other facilities are not obtained for expansion projects, then, in the absence of alternative sources of financing, there could result a material adverse effect on our operations and our ability to complete our proposed expansion projects on time or at all.

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

FOREIGN CURRENCY EXCHANGE AND IMPACT OF INFLATION

Because we receive 100% of our revenue and generate approximately 96% of our expenses within China, we have foreign currency exchange risk. The Chinese currency (RMB) is not freely traded and is closely controlled by the

Chinese Government. The U.S. dollar (USD) has experienced volatility in world markets recently. During the nine months ended September 30, 2013, the RMB appreciated approximately 2.19% against the USD, resulting in an exchange gain of $372,000.

As part of our risk management program, we also perform sensitivity analyses to assess potential changes in revenue, operating results, cash flows and financial position relating to hypothetical movements in currency exchange rates. Our sensitivity analysis of changes in the fair value of the RMB to the USD at September 30, 2013, indicated that if the USD uniformly increased in value by 10% relative to the RMB, we would have experienced $150,000 increase in net loss. Conversely, a 10% increase in the value of the RMB relative to the USD at September 30, 2013, would have resulted in $183,000 decrease in net loss.

Based on the Consumer Price Index, for the three months ended September 30, 2013, the average annual rate of inflation in China and the United States was 2.8% and 1.6%, respectively. For the nine months ended September 30, 2013, the average annual rate of inflation in China and the United States was 2.5% and 1.5%, respectively. The average annual rate of inflation over the three-year period from 2010 to 2012 was 3.8% in China and 2.3% in the United States.

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

Changes in Internal Control over Financial Reporting

Our management, including our principal executive and principal financial officers have evaluated any changes in our internal control over financial reporting that occurred during the three months ended September 30, 2013, and has concluded that there was no change that occurred during the three months ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

3.1	Restated Certificate of Incorporation of the Company. Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2013.

3.2	Amended and Restated Bylaws of the Company dated as of December 19, 2012. Incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed December 26, 2012.

3.3	Certificate of Designations of Series A Junior Participating Preferred Stock of the Company. Incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2007.

4.1	Form of Specimen Certificate representing the Common Stock of the Company. Incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form SB-2 (No. 33-78446) (the “IPO Registration Statement”).

4.2	Form of Specimen Certificate representing the Class B Common Stock of the Company. Incorporated by reference to Exhibit 4.3 to the IPO Registration Statement.

4.3	Rights Agreement, dated as of June 7, 2007, between the Company and American Stock Transfer & Trust Company, as Rights Agent, which includes a form of Right Certificate as Exhibit B and a Summary of Rights to Purchase Preferred Stock as Exhibit C. Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed June 7, 2007.

4.4	Amendment No. 1 to Rights Agreement, dated as of November 4, 2007, between the Company and American Stock Transfer & Trust Company, as Rights Agent. Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed November 7, 2007.

4.5	Amendment No. 2 to Rights Agreement, dated as of June 8, 2010, between the Company and American Stock Transfer & Trust Company, as Rights Agent. Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed June 14, 2010.

10.1	Amendment, dated as of September 3, 2013, to Amended and Restated Employment Agreement, dated as of January 1, 2012, between the Company and Robert Low (filed herewith).

31.1	Certification of the Company’s Chief Executive Officer Pursuant to Rule 13a-14(a) (filed herewith)

31.2	Certification of the Company’s Chief Financial Officer Pursuant to Rule 13a-14(a) (filed herewith)

31.3	Certification of the Company’s Principal Accounting Officer Pursuant to Rule 13a-14(a) (filed herewith)

32.1	Certification of the Company’s Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 (filed herewith)

32.2	Certification of the Company’s Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 (filed herewith)

32.3	Certification of the Company’s Principal Accounting Officer Pursuant to 18 U.S.C. Section 1350 (filed herewith)

101.INS	XBRL Instance Document (filed herewith)

101.SCH	XBRL Taxonomy Extension Schema Document (filed herewith)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith)

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document (filed herewith)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (filed herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHINDEX INTERNATIONAL, INC.

Dated: November 12, 2013	By: /s/ Lawrence Pemble

Lawrence Pemble

Chief Operating Officer and Director

Dated: November 12, 2013	By: /s/ Robert C. Low

Robert C. Low
Senior Vice President of Finance, Chief Financial Officer, and Corporate Controller

(Principal Financial and Accounting Officer)