Form 10-K
period 2013-12-31
CHINDEX INTERNATIONAL INC
filed 2014-03-17
CIK 922717

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of June 30, 2013 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $246,209,625.

The number of shares outstanding of each of the registrant’s class of common equity, as of March 11, 2014, was 16,934,753, shares of Common Stock and 1,162,500 shares of Class B Common Stock.

Documents Incorporated by Reference: Part III: Proxy Statement with respect to the Registrant’s 2014 annual meeting of shareholders.

CHINDEX INTERNATIONAL, INC.

PART I

ITEM 1.	BUSINESS

General

Chindex International, Inc. (which we refer to as “Chindex” or “the Company,” “we” or “us”), founded in 1981, is an American health care company providing premium quality healthcare services in China through the operations of United Family Healthcare (“United Family” or “UFH”), a network of private primary care hospitals and affiliated ambulatory clinics. United Family currently operates in Beijing, Shanghai, Tianjin and Guangzhou with a future facility under construction in Qingdao. This is the only multi-city, multi-facility, foreign owned and operated hospital network in China. Our hospitals and clinics are staffed by a mix of Western and Chinese physicians. For the year ended December 31, 2013, our healthcare services business reported revenue of $179 million, a growth of 18% over the prior year. Our strategy is to continue our growth as a leading integrated healthcare provider in Greater China.

The Company historically also engaged in the distribution of western medical equipment to Chinese hospital purchasers through its former Medical Products division (“MPD”). The Company’s MPD business was restructured at the end of 2010 as described below.

Merger Agreement

On February 17, 2014, Chindex International, Inc., a Delaware corporation (the “Company”), entered into an Agreement and Plan of Merger with Healthy Harmony Holdings, L.P., a Cayman Islands limited partnership (“Merger Parent”), and Healthy Harmony Acquisition, Inc., a Delaware corporation and a wholly-owned subsidiary of Merger Parent (the “Merger Sub”), dated as of that date (the “Merger Agreement”). Merger Parent is indirectly owned by TPG Asia VI, L.P., a Cayman Islands limited partnership (“TPG”), and, upon the closing, Fosun Industrial Co., Limited (“Fosun”) will also become a limited partnership interest holder of Merger Parent. Under the terms of the Merger Agreement, Merger Sub will be merged (the “Merger”) with and into the Company, as a result of which the Company will continue as the surviving corporation and a wholly-owned subsidiary of Merger Parent.

Under the terms of the Merger Agreement, which has been unanimously approved by the Company’s Board of Directors (the “Board of Directors” or “Board”) upon the recommendation of the Board’s Transaction Committee comprised of independent and disinterested directors (the “Transaction Committee”), at the effective time of the Merger each outstanding share of the Company’s common stock, other than shares owned by Merger Parent, Merger Sub and other affiliates of Merger Parent, including TPG, shares contributed to Merger Parent by rollover stockholders, including Fosun, Ms. Lipson (the Company’s Chief Executive Officer) and her affiliated trusts and any additional rollover stockholders, shares held in the Company’s treasury; and shares owned by any stockholders who properly exercise appraisal rights under Delaware law, will be cancelled and converted into the right to receive $19.50 per share in cash without interest (the “Merger Consideration”). Each option to purchase the Company’s common stock that is outstanding as of the effective time of the Merger (other than certain options that will be converted into options to acquire Merger Parent equity) will be cancelled in exchange for the right to receive the excess of $19.50 over the exercise price of such option, less applicable taxes required to be withheld. Restricted stock and restricted stock units that are not vested immediately prior to the effective time shall be fully vested and free of any forfeiture restrictions immediately prior to the effective time, whereupon the shares represented thereby (net of any shares withheld to cover applicable withholding and excise taxes) shall be converted into the right to receive in cash the Merger Consideration per share. The Merger Consideration represents an implied premium of approximately 14% over the current market price per share, 17% over the volume weighted average trading price per share for the last 30 days, and 86% over the closing price per share since the formation of the Transaction Committee on December 26, 2012. The transaction will result in the Company becoming a private company.

In the Merger Agreement, the Company has made customary representations and warranties that expire at the effective time of the Merger, as well as customary covenants, including, without limitation, covenants regarding the conduct of the business of the Company prior to the consummation of the Merger and the use of commercially reasonable efforts to cause the Merger to be consummated as promptly as practicable.

Under the terms of the Merger Agreement, the Company and its advisors are permitted to actively solicit and consider alternative acquisition proposals from third parties for the period commencing February 17, 2014 through 11:59 p.m., New York City time, on April 3, 2014 (the “Solicitation Period End Time”). The Company’s management and Fosun, as current stockholders of the Company, are permitted to initiate, solicit and encourage, whether publicly or otherwise, alternative acquisition proposals, and enter into and maintain or continue substantive discussions or negotiations with respect to any such alternative acquisition proposals or otherwise cooperate with or assist or participate in, or encourage, any inquiries, proposals, substantive discussions or negotiations regarding any such alternative acquisition proposals. Beginning on the Solicitation Period End Time, the Company will become subject to customary “no shop” restrictions on its, its subsidiaries’ and their respective representatives’ ability to initiate, solicit or encourage alternative acquisition proposals from third parties and to provide information to or participate in discussions or negotiations with third parties regarding alternative acquisition proposals. However, for the period commencing from the Solicitation Period End Time through 11:59 p.m., New York City time, on the 15th day following the Solicitation Period End Time (the “Cut Off Date”), the Company may continue to engage in the foregoing activities with any third party that has made an alternative acquisition proposal prior to the Solicitation Period End Time that the Transaction Committee has determined in good faith, after consultation with outside counsel and its financial advisors, constitutes or is reasonably likely to lead to a superior acquisition proposal (each such person, an “Excluded Person”), but only for so long as such third party is an Excluded Person. The Company does not anticipate disclosing developments with respect to this process unless and until the Transaction Committee and the Board make a decision regarding a potential superior acquisition proposal or the expiration of that period. There can be no assurances that this process will result in a superior acquisition proposal. In addition, Merger Parent may, subject to the terms of the Merger Agreement, respond to such proposals.

Notwithstanding the limitations applicable after the Solicitation Period End Time, prior to the receipt of the Company’s stockholder approval, the Company may under certain circumstances provide information to and participate in discussions or negotiations with third parties with respect to unsolicited alternative acquisition proposals that the Transaction Committee has in good faith determined constitutes or is reasonably likely to lead to a superior acquisition proposal.

The Merger Agreement may be terminated by the Company or Merger Parent under certain circumstances, including in specified circumstances in connection with superior acquisition proposals. Upon the termination of the Merger Agreement, under specified circumstances, the Company will be required to pay a termination fee, the amount of which would depend on the circumstances under which the Merger Agreement is terminated. If the Merger Agreement is terminated as a result from or in connection with the Company’s approval of a superior acquisition proposal that was first received at or prior to the Solicitation Period End Time or, with respect to an Excluded Person, the Cut Off Date, the termination fee payable by the Company to Merger Parent will be $3,690,000. If the termination fee becomes payable by the Company under any other circumstances, the amount of the termination fee will be $11,992,500. Under other specified circumstances under which the Merger Agreement is terminated, Merger Parent will be required to pay the Company a termination fee of $29,520,000.

Completion of the transaction is subject to certain conditions, including, among others, the approval by the Company’s stockholders, the approval by a majority of the Company’s disinterested stockholders, the approval by stockholders of Shanghai Fosun Pharmaceutical (Group) Co., Ltd., which is an affiliate of Fosun, the approval under Chinese antitrust laws and customary other closing conditions. A special meeting of the Company’s stockholders will be held following the filing of a definitive proxy statement with the U.S. Securities and Exchange Commission (the “SEC”) and subsequent mailing of the proxy statement to stockholders. The transaction will be financed through cash contributed by TPG, a combination of cash and equity contributed by Fosun and equity contributed by Ms. Lipson and her affiliated trusts and other additional rollover stockholders (if any). The transaction is not subject to a financing condition. Assuming the satisfaction of conditions, the Company expects the transaction to close in the second half of the 2014 calendar year.

Additional information about the Merger Agreement is set forth in our current report on Form 8-K filed with the SEC on February 18, 2014.

Existing Facilities

We opened our first hospital facility in Beijing in 1997 and since inception have continuously pursued a strategy of expansion and market penetration. Our current operations consist of:

•	Our flagship Beijing hospital, which was the first private international-standards hospital in Beijing, recently was expanded to 120 licensed beds.

•

The 101 licensed bed United Family Rehabilitation Hospital, which opened in Beijing in the Summer of 2013, offering state of the art in-patient and day care rehabilitation services for post operative, neurological, orthopedic and cardiac patients.

•	Five separate freestanding clinics in Beijing that coordinate services with our flagship hospital in Beijing.

•	A freestanding outpatient comprehensive cancer treatment center in Beijing.

•	Our Shanghai hospital, which offers 50 licensed beds and made us the only foreign-invested, multi-facility hospital network in China.

•	Three medical clinics and one dental clinic in Shanghai that coordinate services with our hospital in Shanghai.

•	Our Tianjin hospital, which offers 26 licensed beds.

•	Our Guangzhou clinic, which offers a broad scope of clinical services.

Expansion Projects

The Chinese Government’s ongoing healthcare reform program encourages private investment, as the primary source for development of specialty and premium healthcare services within the Chinese healthcare system. We are one of the largest and most experienced operators of premium healthcare services in China. As such, we have developed a strategy of expansion of services and facilities within cities where we are already operating, as well as expansion projects for facilities in other economically-thriving, second tier cities:

•

In Beijing, continued expansion at our flagship hospital campus to significantly increase outpatient service capacity. Further free-standing clinic development in order to achieve better geographic coverage within the city.

•

In Shanghai, continued expansion at our hospital campus in Puxi and at our managed clinic in the Pudong district. We have identified a hospital site in Pudong and have initiated the development process.

•	In Guangzhou, development and opening of a new hospital expected in the 2015-2016 period.

•

New hospital facilities are planned to be built over the next few years in several other second tier cities. In Qingdao, we have secured a location and begun design work on the project which is planned to be a comprehensive care facility of approximately 50 beds, currently estimated to open over the 2015-2016 period.

•

We have begun to roll out management services leveraging the brand value of United Family Healthcare. Managed clinics in Wuxi and Pudong allow us to expand the UFH market penetration rapidly and in both cases have supplemented our UFH facilities in metropolitan Shanghai. We are currently exploring opportunities for managed service facilities in the large second tier cities of Chengdu, Nanjing, Xiamen and Hangzhou.

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

In 1997, we opened the first private, international standard hospital in Beijing, which constituted our entry into the healthcare services arena. The development of the United Family network has continued in Beijing with increasing clinical services, opening of freestanding outpatient clinics and the recent completion of an expansion of the original hospital campus to offer 120 licensed beds. In 2004, we opened our second United Family hospital in the Puxi district of Shanghai. This made United Family the only foreign-invested, multi-facility hospital network in China. In 2008, we expanded the network to include operations at a facility in the southern China market of Guangzhou. That initial Guangzhou facility was opened in advance of our planned hospital facility in Guangzhou, which we expect to open in the 2015-2016 period. Also in 2008, we expanded our network to include a managed clinic in the city of Wuxi, west of Shanghai. In 2010, we expanded network operations with the opening of a managed clinic in the Pudong district of Shanghai and two additional clinics in Beijing. In 2011, we expanded the network to include a hospital facility offering 26 licensed beds in Tianjin, a city southeast of Beijing. Also in 2011, we expanded our managed clinic in the Pudong district of Shanghai, further increased service offerings in other existing facilities and opened a new dental clinic in Puxi Shanghai near our existing hospital campus. In 2012, we completed the expansion of our main hospital campus in Beijing which included the opening of four new state of the art operating theatres equipped for cardiac and neurosurgical services. In 2013, we opened in Beijing the United Family Rehabilitation Hospital, a new 101 licensed bed, 124,000 square foot facility adjacent to a large park in east Beijing. Our facilities are managed through a corporate level shared administrative network allowing cost and clinical efficiencies. In addition, we have recently begun a multi-phase expansion into the west side of Beijing. This expansion is planned to include a large outpatient clinic in the financial center of west Beijing and a planned 80 bed comprehensive care hospital to be brought into operation over the 2015-2016 period in the affluent Haidian district.

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

We recognize that the rapid growth of our system will require a continuous source of well-trained administrative and medical leadership as well as nursing and medical staff. With the goal of consistently maintaining the highest quality standards, UFH has developed training and teaching programs for medical, nursing and administrative staff.

Our proposed expansion will also require capital resources, including the availability of financing and/or equity partners, as to which there can be no assurances. See “Risk Factors,” “Liquidity and Capital Resources” and Note 7 and 8 to the consolidated financial statements.

United Family Beijing Service Area—Beijing United Family Hospital (BJU) and Clinics

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

There are currently five satellite clinics affiliated with BJU. The first, which opened in 2002, is Beijing United Family Clinic – Shunyi. The Shunyi Clinic is located in the high-rent residential suburb of Shunyi County, which is also home to the International School of Beijing. The second clinic, which opened in June of 2005, is Beijing United Jianguomen Clinic. It is in downtown Beijing in a prestigious luxury hotel complex in the heart of the diplomatic district. In 2010, we opened the third Beijing United Family Clinic – Landmark, located in a high-rent diplomatic neighborhood, and a fourth, the Beijing United CBD Clinic, located in the Central Business District of Beijing. The Beijing United Family New Hope Oncology Center, located close to the main hospital campus, opened in late 2011.

The expansion projects opening in Beijing over the 2012-2013 period included a variety of increased services including comprehensive cancer care, neurosurgery, orthopedic surgery, cath lab and cardiovascular surgery. In addition, in 2013 we opened our latest hospital facility, the United Family Rehabilitation Hospital in Beijing, which is a new 101 licensed bed, 124,000 square foot facility adjacent to a large park in east Beijing. Our expansion of services into the premium rehabilitation market targets an existing inadequacy in China’s health care system for those seeking quality premium care when recovering from surgeries or debilitating illnesses in the neurological, cardiac and orthopedic areas.

BJU received accreditation from the JCI in 2004, its first reaccreditation in 2008 and its second reaccreditation in 2011. BJU is one of the few JCI-accredited hospitals in China. As a cornerstone component of the quality standard that is the hallmark of United Family, it is our goal that all of our facilities be JCI-accredited or eligible for such accreditation.

United Family Shanghai Service Area – Shanghai United Family Hospital (SHU) and Clinics

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

There are two satellite clinics affiliated with SHU in the Puxi district, an affiliated outpatient clinic close to the main hospital campus and the Shanghai Racquet Club Clinic, which also is geographically located in a luxury expatriate residential district. In 2011, we expanded into the Pudong district with an affiliated clinic established through a strategic joint venture management initiative. The Pudong district, on the eastern side of the Huangpu River, is another major residential concentration of expatriate and affluent Chinese populations. In 2013, we continued to expand service offerings at the main Puxi campus and nearby clinics. We have identified a hospital site in Pudong and have initiated the development process.

The United Family hospital in Shanghai received its first JCI accreditation in 2008 and its first reaccreditation in 2011. It is one of only two JCI-accredited facilities in the Shanghai metropolitan area.

United Family Tianjin Service Area – Tianjin United Family Hospital (TJU)

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

United Family Guangzhou Service Area – Guangzhou United Family Clinic (GZC)

In 2008, we opened our first clinic in the southern city of Guangzhou. The Guangzhou United Family Clinic is located in the Yuexiu District of Guangzhou, a centrally located district in the affluent Chinese and international business and diplomatic community. In contrast to our clinics in Beijing and Shanghai, which were opened in support of a hospital facility, the Guangzhou clinic is a stand-alone facility offering a broad scope of clinical services. This allows for United Family brand development and market penetration in Guangzhou in advance of the planned main hospital currently scheduled for development and opening in the 2015-2016 period. We believe that the demand for United Family services in Guangzhou is growing rapidly. Our Guangzhou clinic received its first JCI accreditation in 2011.

United Family – The Investment Environment and New Service Area Development

In 2008, the Chinese government announced a broad-based plan for reform of the Chinese healthcare system, including increasing investment such as a three-year $120 billion stimulus program, and development of health insurance products for the Chinese population. More recent reform policies announced by the Chinese government have emphasized the importance of developing policies friendly to the development of private medical facilities to cater to the varying needs of different strata of society beyond the basic care offered by the government. These reform and investment programs for the Chinese healthcare system remain a high priority for the Chinese government and we believe provide an advantageous environment for the development of our healthcare network. In December 2010, the Ministry of Health and the National Development and Reform Commission issued an opinion statement setting favorable policy in healthcare and specifically liberalizing and supporting investment in private healthcare in China. In early 2012, the State Council also promulgated the roadmap and implementation plan on health care reform for the 12th Five-Year Plan period (2011–2015), which sets forth the objectives and benchmarks of the reform, as well as the goals to be accomplished during 2012–2015. According to the roadmap, the Chinese Government will continue to encourage the establishment of non-public medical facilities and strives to achieve the goal of having non-public medical facilities provide 20 percent of the total hospital beds and medical services in China by 2015.

In December 2010, the Chinese government’s National Development and Reform Commission and Ministry of Health issued an opinion which delineated a series of policies which we believe are favorable to and will benefit us and our proposed development of new service areas for the United Family Healthcare network. This opinion included the following points:

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

These opinions are in the context of China’s economic environment, which continues to be one of the most robust and positive in the world. The favorable investment environment for healthcare services in China supports the strategic growth plan for future development of the United Family network. Future facility development will target expansion into largely Chinese populated markets in cities such as Chengdu, Qingdao and others which have economies consistently achieving double digit growth. We will also continue to develop additional facilities in our existing service areas of Beijing, Shanghai, Tianjin and Guangzhou, where there is already proven growing demand for United Family Healthcare services. This strategy is based on the following factors:

•	China’s macro environment remained strong in 2013, poised for same growth in 2014 with GDP growing approximately 7.5% (Xinhua News, 2014).

•	Affluent sectors of Chinese society are extremely under-served by the Chinese domestic healthcare system.

•	UFH’s strategic growth plans now target top 5% in the 10 most affluent cities – over 2.5 million people.

•	There are now 1.05 million millionaires in China, 3% up on the previous year’s figure (1.02 million) – the slowest increase in five years (Hurun. net, 2013).

•	Healthcare is second only to education in surveys of this demographic relative to disposable income.

•	Future health insurance products in China will facilitate broad based access to premium care.

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

Medical Equipment Distribution Joint Venture

Effective December 31, 2010, the Company and Shanghai Fosun Pharmaceutical (Group) Co., Ltd

(“FosunPharma”) and its subsidiary Fosun Industrial Co., Limited (“Fosun Industrial” and, with Fosun Pharmaceutical, the “Fosun Entities”) and certain of their respective subsidiaries formed a joint venture created and consolidated under Chindex Medical Limited (“CML”), a Hong Kong company, for the purpose of engaging in (i) the manufacturing, marketing, sales and distribution of medical devices and medical equipment and consumables (the “Medical Products Business”) and (ii) the marketing, distribution and servicing of medical equipment in China and Hong Kong (except that sales and distribution related activities in relation to sales and servicing in China and Hong Kong may take place in other jurisdictions), including our former Medical Products division, which was transferred to the joint venture effective at the end of fiscal 2010. Consequently, the business and results of operations of our former division were deconsolidated from our financial statements, treated under the equity method of accounting, and retained by us only on a minority (currently 30%) equity interest basis. (See Note 3 to the consolidated financial statements appearing elsewhere herein.)

CML combines our former Medical Products division, which sold medical capital equipment, instrumentation and other medical products for use in hospitals in China and Hong Kong on the basis of both exclusive and non-exclusive agreements with the manufacturers of these products, and selected medical device companies of FosunPharma. The Chindex contributed businesses included distribution rights in China and Hong Kong for major imported brands in the areas of diagnostic ultrasound systems, robotic surgical systems and aesthetic laser systems. The FosunPharma contributed businesses included research and development and manufacturing in the areas of blood transfusion consumables and viral inactivation systems, surgical consumables and dental products and materials. In 2013, CML acquired Alma Lasers, Inc (Alma). Alma is a leading global medical energy-based (including lights, laser, radio frequency and ultrasonic) device manufacturer, with a comprehensive product offering and international sales network. CML’s growth strategy includes expansion of sales of existing products in the China market, new product introductions focusing on surgery, cardiology, dermatology, orthopedics, neurology/neurosurgery, and expansion of its current manufacturing base. CML also sells products in a variety of international markets and will seek to expand export sales in overseas markets. The joint venture will also seek to grow through mergers and acquisition strategies targeting both Chinese domestic and Western technologies.

Competition

There are no foreign investor-owned and operated hospital networks in China that compete with the United Family Healthcare network in serving the expatriate, diplomatic and affluent local Chinese service areas through a comprehensive healthcare service delivery system. Although plans for several foreign-invested hospitals had been previously announced, we do not know of any that have successfully opened. Although several local owners have opened specialty private hospitals, we understand that none are as comprehensive or would offer the same full scope and quality of services to the same patient base as United Family Healthcare. There are also, several Western-style outpatient clinics funded and controlled by foreign and/or domestic investors.

Employees

At December 31, 2013, the Company had 2,134 full-time salaried employees. Of the full time salaried employees, 2,117 are located in China, of which 173 are expatriates and 1,944 are Chinese or third country nationals. Neither the Company nor its subsidiaries is subject to any labor union contracts. Employees’ compensation is usually indexed to local inflation statistics. The Company’s relations with its employees are good.

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

Risks Related to the Merger

If our proposed Merger does not close, our operations after any termination of the Merger Agreement may suffer from the effects of business uncertainties resulting from announcement of the transaction, contractual restrictions on our activities during the period in which we are subject to the Merger Agreement and costs associated with the proposed transaction.

Uncertainty about the effect of the proposed Merger on our employees, customers and other parties may have an adverse effect on our business. Such uncertainty may impair our ability to attract, retain and motivate key personnel, including our executive leadership, and could cause customers, suppliers, financial counterparties and others to seek to change existing business relationships with us.

The Merger Agreement restricts us, without the consent of Merger Parent, from making certain investments, from accessing the debt and capital markets and from taking other specified actions until the proposed Merger occurs or the Merger Agreement terminates. The restrictions may prevent us from pursuing otherwise attractive business opportunities and taking other actions with respect to our business that we may consider advantageous.

The Merger Agreement contains provisions that restrict our ability to entertain an alternative proposal to acquire us. These provisions include a 45-day “go shop” period and the requirement that, under certain specified circumstances under which the Merger Agreement is terminated, we pay a termination fee.

Lawsuits related to the Merger may be filed against us, Merger Parent and our respective affiliates and directors. If dismissals are not obtained or a settlement is not reached, these lawsuits could prevent or delay completion of the Merger and/or result in substantial costs to us, including any costs associated with the indemnification of our directors.

We have incurred, and will continue to incur, significant costs, expenses and fees for professional services and other transaction costs in connection with the proposed Merger. Many of the fees and costs will be payable by us even if the Merger is not completed.

If the Merger is not completed, the Board may review and consider various alternatives available to us, including, among others, continuing as a standalone public company with no material changes to our business or seeking an alternate transaction. These strategic or other alternatives available to us may involve various additional risks to our business, including, among others, distraction of our management team and associated expenses as described above in connection with the proposed Merger, and risks and uncertainties related to our ability to complete any such alternatives and other variables which may adversely affect our operations.

Risks Related to Our Business and Financial Condition

Global financial upheaval and credit restrictions may have a negative impact on operations.

During the year ended December 31, 2013, significant disruptions in the world financial and credit markets continued, including those in China, which have continued through the filing of this report. These events have been prolifically reported in the media. Should there be a catastrophic collapse of the global financial structure or continued downturns in China, we could lose our asset base and daily business operations, which could result in us being unable to operate the Company.

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

We currently do not have and may not be able to raise adequate capital to complete some or all of our business strategies, including our ongoing expansion projects, or to react rapidly to changes in technology, products, services or the competitive landscape. We currently do not expect cash flow from operations to be sufficient to fund all of our currently existing and proposed expansion projects. Healthcare service and medical product providers in China often face high capital requirements in order to take advantage of new market opportunities, respond to rigorous competitive pressures and react quickly to changes in technology. Many of our competitors are committing substantial capital and, in many instances, are forming alliances to acquire or maintain market leadership. There can be no assurance that we will be able to satisfy our capital requirements in the future. In particular, our strategy of expanding our healthcare facilities and services includes the establishment and maintenance of healthcare facilities, which require particularly significant capital. With the strategy and goal of capitalizing on immediate opportunities in the evolving healthcare environment in China, we have in the past and likely in the future will consider and commence expansion projects that require and depend on the availability of significant capital, not all of which is available at the time of such consideration or commencement. Further, certain planned expansion projects, including in particular the planned hospital facility in Guangzhou, are dependent upon significant funding that we understand has been arranged upon closing the Merger, but is not currently available or preliminarily arranged. In the absence of sufficient available or obtainable capital, including such capital that would only be available or obtainable upon closing the Merger, we would be unable to establish or maintain healthcare facilities as planned or commenced, we may incur costs for projects that may not be completed as projected (if at all) and we may be required to seek capital in financings under circumstances and at times that limit the optimization of the terms of such financings.

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

Our success to a large extent depends upon the continued services of certain executive officers, particularly Roberta Lipson, our Chief Executive Officer, Lawrence Pemble, our Chief Operating Officer and Treasurer (as well as the Chief Financial Officer of CML), Elyse Beth Silverberg, our Executive Vice President and Secretary (as well as the Chief Operating Officer of CML) and Robert C. Low, our Senior Vice President for Finance and Chief Financial Officer. We have entered into an employment agreement with each of Ms. Lipson, Mr. Pemble, Ms. Silverberg and Mr. Low containing non-competition, non-solicitation and confidentiality provisions. The loss of service of any of our key employees could diminish our leadership, expertise, experience, business relationships, strategic and operating planning and other important business attributes, thus materially harming our business. In addition, the devotion of certain executives time and effort to CML may reduce the services they are able to devote to the business of the Company.

Our business could be adversely affected by inflation or foreign currency fluctuation.

Because we receive 100% of our revenue and generate approximately 96% of our expenses within China, we have foreign currency exchange risk. The Chinese currency (RMB) is not freely traded and is closely controlled by the Chinese Government. The U.S. dollar (USD) has experienced volatility in world markets recently. During the year ended December 31, 2013, the RMB appreciated approximately 3% against the USD, resulting in an exchange gain of $639,000.

As part of our risk management program, we also perform sensitivity analyses to assess potential changes in revenue, operating results, cash flows and financial position relating to hypothetical movements in currency exchange rates. Our sensitivity analysis of changes in the fair value of the RMB to the USD at December 31, 2013, indicated that if the USD uniformly increased in value by 10% relative to the RMB, we would have experienced a 3% increase in net loss. Conversely, a 10% increase in the value of the RMB relative to the USD at December 31, 2013, would have resulted in a 4% decrease in net loss.

Based on the Consumer Price Index, for the year ended December 31, 2013, inflation in China was 2.6% and inflation in the United States was 1.5%. The average annual rate of inflation over the three-year period from 2011 to 2013 was 3.6% in China and 2.3% in the United States.

We have entered into loan arrangements that could impair our financial condition and prevent us from fulfilling our business obligations.

The Company has entered into financings with certain institutions pursuant to which we incurred indebtedness, which will require principal and interest payments. As of December 31, 2013, our total indebtedness was approximately $30.4 million. Our indebtedness could affect our future operations, for example by:

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

Our Chindex Medical Limited joint venture with FosunPharma involves numerous risks.

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

CML is also subject to, and exposes us to, various additional risks that could adversely affect our results of operations. These risks include the following:

•	we currently own 30% of the total equity interests in CML, so there are certain decisions affecting the business of CML that we cannot control or influence;

•	difficulties associated with preserving relationships with our customers, partners and vendors;

•	difficulties in retaining and integrating key sales, marketing and other personnel, the possible loss of such employees and costs associated with their loss;

•	risks that any technology, business plan or business model developed by CML may not perform as well as we had anticipated;

•	the diversion of management’s attention and other resources from other business operations and related concerns;

•	potential impairment of goodwill and intangible assets;

•	the requirement to maintain uniform standards, controls and procedures, including as required under applicable U.S. securities laws and accounting requirements;

•

the divergence of our interests from FosunPharma’s interests in the future, disagreements with FosunPharma on ongoing operational activities, or the amount, timing or nature of further investments in CML;

•	the terms of our joint venture arrangements may turn out to be unfavorable to us;

•	we may not be able to realize the operating efficiencies, cost savings or other benefits that we expect from the joint venture; and

•	CML profits and cash flows may prove inadequate to fund cash dividends from CML to the joint venture partners.

•	If CML is not successful, our results of operations will be adversely affected.

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

Healthcare providers in China, as in most other populous countries, are required to comply with many laws and regulations at the national and local government levels. These laws and regulations relate to: licensing; the conduct of operations; the relationships among hospitals and their affiliated providers; the ownership of facilities; the addition of facilities and services; confidentiality, maintenance and security issues associated with medical records; billing for services; and prices for services. If we fail to comply with applicable laws and regulations, we could suffer penalties, including the loss of our licenses to operate. We lease our healthcare facilities, including buildings that may be owned by government entities, and in those circumstances, we may be subject to unfavorable terms, such as an early termination clause. For example, our Shanghai hospital has been informed that the local authorities intend to utilize the building in the future and, accordingly, they will require our Shanghai hospital operation to relocate. While the authorities have informed us of their intention to keep us financially “whole”, negotiations are at a very early stage, and there is a financial risk that the authorities will not fully compensate us for moving costs, design and construction costs at a new location, and other incremental costs. In addition, further healthcare legislative reform is likely, and could materially adversely affect our business and results of operations in the event we do not comply or if the cost of compliance is expensive. The above list of certain regulated areas is not exhaustive and it is not possible to anticipate the exact nature of future healthcare legislative reform in China. Depending on the priorities determined by the Chinese Ministry of Health, the political climate at any given time, the continued development of the Chinese healthcare system and many other factors, future legislative reforms may be highly diverse, including stringent infection control policies, improved rural healthcare facilities, introduction of health insurance policies, regulation of reimbursement rates for healthcare services, increased regulation of the distribution of pharmaceuticals and numerous other policy matters. Consequently, the implications of these future reforms could result in penalties, loss of licensure, additional compliance costs or other adverse consequences.

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

Our business is dependent on effective information systems that assist us in, among other things, monitoring, utilization and other cost factors, supporting our healthcare management techniques, processing billing and providing data to regulators. If we experience a reduction in the performance, reliability or availability of our information systems, our operations and ability to produce timely and accurate reports could be adversely impacted.

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

The JPM and other financings were designed to provide a portion of required funds for our proposed new and/or expanded healthcare facility projects. As presently budgeted, such projects will require more financing than we currently have obtained. Such projects are in various early stages and will take significant time to complete, which completion cannot be assured. If we are unable to obtain sufficient financing, our budgeted costs are incorrect, the Merger is not consummated or other factors occur, such as Chinese government regulations or global economic circumstances for example, which interfere with our ability to complete such projects, we may not be able to complete the projects as planned, which would result in the incurrence of debt and other costs that are not necessarily offset by the anticipated revenues from the projects. Further, certain healthcare facility projects, including in particular the planned hospital facility in Guangzhou, are dependent upon significant funding that we understand has been arranged upon closing the Merger, but is not currently available or preliminarily arranged. The risks described above for our projects are particularly great with respect to the Guangzhou and Qingdao facilities.

Our proposed healthcare facilities expansion plans and related capital expenditures could adversely affect our financial condition and results of operations.

Our long-term expansion plans include targeted expansion into largely Chinese populated markets through the development of additional United Family facilities in the more affluent Chinese cities such as Chengdu, Ningbo, Qingdao, and others as well as additional facilities in our existing markets of Beijing, Shanghai, Tianjin and Guangzhou. Our plans also include the continued expansion of services in existing facilities and the opening of additional affiliated satellite clinics and hospitals. Market expansion projects are contemplated or underway in each geographic market. Therefore, we expect to continue to make substantial capital expenditures over several years in total amounts that have not yet been determined in connection with these expansion plans.

The profitability or success of future healthcare facilities and similar capital projects and investments are subject to numerous factors, conditions and assumptions, many of which are beyond our control. Significant negative or unfavorable outcomes could reduce our available cash and cash investments resulting in lower investment interest or earnings, offset income to the extent resulting in net losses, reduce our ability to service current or future indebtedness, require additional borrowings resulting in higher debt service and interest costs (which borrowings may not be available on acceptable terms, if at all), result in higher borrowing costs or increased difficulties in borrowing additional amounts, result in higher than anticipated depreciation expense, among other negative consequences, and could have a material adverse effect on our future financial condition or results of operations.

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

Risks Relating to Our Investment in CML

Future losses in CML.

We experienced losses after corporate allocations in our Medical Products division over most of five fiscal years prior to the formation of the joint venture due to a variety of factors, including delays in product registration approvals from the Chinese government, delays in renegotiating the trade agreements between the United States and China allowing the use of U.S. Export-Import Bank backed financings and other factors. Although the results of operations of the business comprising that division (the “Medical Products Business”) were transferred to the CML joint venture effective December 31, 2010, were deconsolidated from our financial statements, are treated under the equity method of accounting, and are retained by us only on a minority (currently 30%) equity interest basis (see Note 3 to the consolidated financial statements appearing elsewhere herein), there can be no assurance that we will not experience losses in the future from the operation of that business, which would have a negative impact on our results of operations and us generally.

The CML business depends on relations with suppliers and would be adversely affected by the termination of arrangements with, or shortage or loss of any significant product line from them.

The CML business relies on a limited number of suppliers that account for a significant portion of its revenues. During the years ended December 31, 2013, 2012 and 2011, Siemens Medical Solutions (Siemens) represented 12%, 23% and 36% of product revenue, respectively. Although a substantial number of relationships with that business’ capital equipment suppliers, including Siemens, have been pursuant to exclusive contracts, the relationships are based substantially on specific sales quotas and mutual satisfaction in addition to the other terms of the contractual arrangements. The agreement with Siemens was renewed by CML with secondary financial guarantees provided by FosunPharma (for 70% of CML liability) and the Company (for 30% of CML liability) on September 30, 2012 for a 15-month term and is expected to be renewed in the future with sales quotas established annually. Agreements with other suppliers have been, or are expected to be, renewed by CML under similar terms requiring parent investor guarantees by FosunPharma and the Company to secure trade payment terms. The agreement with Siemens and contracts with other suppliers often contain short-term cancellation provisions permitting the contracts to be terminated, substantially amended on short notice (from 30 days to six months), minimum sales quantity requirements or targets and provisions triggering termination upon the occurrence of certain events. From time to time, suppliers terminate or revise these distribution arrangements. Effective December 31, 2012, the distribution agreement between CML and Hologic was terminated through a termination service agreement which compensated CML for transition services. There can be no assurance that cancellations of, or other material adverse effects on, such agreements will not occur. There can be no assurance that suppliers will not elect to change their method of distribution into the Chinese marketplace to a form that does not use the services of CML.

The CML business depends to some extent on suppliers continuing to improve their products and introduce new models. If a supplier fails to upgrade its product line as quickly as competitive manufacturers have done, CML’s revenues could be adversely impacted.

The market for medical equipment in China is highly competitive and buyers are very interested in purchasing the latest technology. In operating under exclusive agreements with certain manufacturers, the CML business is tied to a single source in each product area and is dependent on the acceptance of the manufacturers’ products in the market place. If there is a delay in the introduction of new products or technology, this could influence buyers to choose competitive offerings from other sources. In addition, if the new product or technology fails to operate properly after product launch, results may suffer due to delays caused by the time required for the manufacturer to correct the initial product defects.

The sales of the CML business depend to some extent on suppliers maintaining the required product registrations required to sell their products in China. If a supplier fails to maintain or renew such product registrations in a timely manner, the joint venture would be unable to sell its products.

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

Timing of revenues and fluctuations in financial performance vary significantly from quarter to quarter and are not necessarily indicative of CML’s performance over longer periods.

Sales of capital equipment often require protracted sales efforts, long lead times, financing arrangements and other time-consuming steps. For example, many end-users are required to purchase capital equipment through a formal public tendering process, which often entails an extended period of waiting time before the sale can be completed. Further, in light of the dependence by purchasers of capital equipment on the availability of credit, the timing of sales may depend upon the timing of CML’s or our purchasers’ abilities to arrange for credit sources, including loans from local Chinese banks or financing from international loan programs such as those offered by the U.S. Export-Import Bank and the German KfW Development Bank. In addition, a relatively limited number of orders and shipments may constitute a meaningful percentage of CML’s revenue in any one period. As a result of these factors impacting the timing of revenues, CML operating results have varied and are expected to continue to vary from period to period and year to year.

We and the joint venture may be subject to product liability claims and product recalls, and in the future the joint venture may not be able to obtain insurance against these claims at a reasonable cost or at all.

The nature of CML’s business creates exposure to potential product liability risks, which are inherent in the distribution of medical equipment and healthcare products. This product liability exposure may not be avoidable, since third parties develop and manufacture the equipment and products sold in such business. If a product liability claim is successfully brought against CML, us, or any of these third party manufacturers, or if a significant product recall occurs, there would be adverse reputational consequences, damages may be awarded, insurance, legal and other expenses would increase, customers and/or suppliers might be lost and there may be other adverse results.

We did not and CML does not maintain product liability insurance, but in the past we had requested that we be named as an “additional insured” on policies held by our suppliers. There can be no assurance that one or more liability claims will not exceed the coverage limits of any of such or future policies. The

CML business currently represents 15 manufacturers and CML is named as an additional insured on seven of those manufacturers’ product liability policies and are otherwise protected from substantial liability risk through language inserted in agency agreements with an additional six of those manufacturers. Two other manufactures supply products that are software or training-based which do not come into contact with patients and therefore pose no significant liability risk.

If we, CML or our manufacturers fail to comply with regulatory laws and regulations, we, the joint venture and/or such manufacturers may be subject to enforcement actions, which could affect the manufacturer’s ability to develop market and sell products successfully. This could harm our and/or CML’s reputation and lead to less acceptance of such products by the market. These enforcement actions may include:

•	product seizures;

•	voluntary or mandatory recalls;

•	voluntary or mandatory patient or physician notification; and

•	restrictions on or prohibitions against marketing the products.

The CML business faces competition that may adversely impact that business, which impact may be increased as a result of China’s inclusion in the World Trade Organization.

The CML business competes with other independent distributors of medical products in China. Given the rapid pace of technological advancement, particularly in the medical products field, other independent distributors may introduce products that compete directly with the products distributed by that business. In addition to other independent distributors, that business faces significant competition from direct distribution by established manufacturers. In the medical products field, for example, that business competes with certain major manufacturers that maintain their own direct sales forces in China. In addition, to the extent that certain manufacturers market a wide variety of products in China to different market sectors (including non-medical) under one brand name, those manufacturers may be better able than CML to establish brand name recognition across industry lines.

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

All of our revenues and a significant portion of our operating expenses are denominated in RMB. A portion of our earnings are typically transferred from China and converted into USD for the payment of expenses. The transmission of foreign currency in and out of China is subject to regulation by China’s State Administration for Foreign Exchange, or SAFE. It is possible that SAFE could impose new or increase existing restrictions on such currency uses or otherwise impose exchange controls that adversely affect our practices. Adverse actions by SAFE also could affect our ability to obtain foreign currency through debt or equity financing, including by means of loans or capital contributions.

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

We are subject to safety and health laws and regulations in China, and any failure to comply could adversely affect our operations.

Our operations and facilities are subject to extensive safety and health laws and regulations. We must ensure that our operations and facilities comply with standards and requirements in the People’s Republic of China. We cannot eliminate the risk of accidental injury and, if we fail to prevent injury, we could be liable for any resulting damages, which may materially and adversely impact our business, financial condition, results of operations and prospects.

Risks Related to our Corporate Structure

Control by insiders and their ownership of shares having disproportionate voting rights could have a depressive effect on the price of common stock, impede a change in control and impede management replacement.

Certain of our present management stockholders own 1,162,500 shares of our Class B common stock, which vote as a single class with the common stock on all matters except as otherwise required by law. The Class B common stock and the common stock are identical on a share-for-share basis, except that the holders of Class B common stock have six votes per share on each matter considered by our stockholders. As of December 31, 2013 the three management holders of our outstanding Class B common stock represented approximately 6% of our outstanding capital stock and were deemed to beneficially own capital stock representing approximately 29% of total voting power and may be able to cause the election of all of our directors. These management stockholders have sufficient voting power to determine, in general, the outcome of any corporate transaction or other matter submitted to our stockholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets. The disproportionate vote afforded the Class B common stock could serve to impede or prevent a change of control. As a result, potential acquirers will be discouraged from seeking to acquire control through the purchase of common stock, which could have a depressive effect on the price of our securities. In addition, the effective control by these management stockholders could have the effect of preventing or frustrating attempts to influence, replace or remove management.

Our unissued preferred stock could be issued to impede a change in control.

Our certificate of incorporation authorizes the issuance of 500,000 shares of “blank check” preferred stock with such designations, rights and preferences as may be determined from time to time by our Board of Directors. Accordingly, the Board is empowered, without stockholder approval (but subject to applicable government regulatory restrictions), to issue preferred stock with dividend, liquidation, conversion, voting or other rights that could adversely affect the voting power or other rights of the holders of our common stock. In the event of issuance, the preferred stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control.

We have a Stockholder Rights Plan (the “Rights Plan”). The Rights Plan was designed to preserve long-term values and protect stockholders against inadequate offers and other unfair tactics to acquire control of the Company. Under the Rights Plan, each stockholder of record at the close of business on June 14, 2007 received a dividend distribution of one right to purchase from the Company one one-hundredth of a share of Series A junior participating preferred stock at a price of $38.67. The rights will become exercisable only if a person, other than certain current founders of the Company and their affiliates and certain existing investor pursuant to existing investment agreements, or group acquires 15% or more of the Company’s common stock or commences a tender or exchange offer which, if consummated, would result in that person or group owning at least 15% of our common stock (the “acquiring person or group”). In such case, all stockholders other than the acquiring person or group will be entitled to purchase, by paying the $38.67 exercise price, common stock (or a common stock equivalent) with a value of twice the exercise price. In addition, at any time after such event, and prior to the acquisition by any person or group of 50% or more of our common stock, the Board may, at its option, require each outstanding right (other than rights held by the acquiring person or group) to be exchanged for one share of our common stock (or one common stock equivalent). If a person or group becomes an acquiring person and the Company is acquired in a merger or other business combination or sells more than 50% of its assets or earning power, each right will entitle all other holders to purchase, by payment of $38.67 exercise price, common stock of the acquiring company with a value of twice the exercise price. The Rights Plan expires on June 14, 2017.

The Rights Plan may have anti-takeover effects by discouraging potential proxy contests and other takeover attempts, particularly those that have not been negotiated with the Board. The Rights Plan may also prevent or inhibit the acquisition of a controlling position in our common stock and may prevent or inhibit takeover attempts that certain stockholders may deem to be in their or other stockholders’ interest or in the interest of the Company, or in which stockholders may receive a substantial premium for their shares over then current market prices. The Rights Plan may also increase the cost of, and thus discourage, any such future acquisition or attempted acquisition, and would render the removal of the current Board of Directors or management of the Company more difficult.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our executive and administrative offices of approximately 4,000 square feet are located in Bethesda, Maryland, which provides access to nearby Washington, D.C. The lease on this space expires in 2017. This facility is used primarily by corporate administration.

We lease approximately 289,000 square feet in Beijing for hospital and clinic operations as well as for administrative departments. In addition, we also leased additional space of approximately 124,000 square feet for the Rehabilitation Hospital and 12,013 square feet for the Financial Street clinic as a part of our expansion plan in the Beijing service area. These leases expire between 2013 and 2030 and include a right of first refusal for renewal.

We lease approximately 74,000 square feet in Tianjin for hospital operations as well as for administrative departments. The lease for our hospital facility in Tianjin expires in 2030.

We lease approximately 323,000 square feet in Qingdao for future hospital operations as well as for administrative departments. The lease for our hospital facility in Qingdao expires in 2032.

We lease approximately 97,000 square feet in Shanghai for hospital and clinic operations as well as for administrative departments. The lease for our hospital facility in Shanghai expires in 2029.

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

	High	Low
Year Ended December 31, 2013:
First Quarter	$13.78	$10.50
Second Quarter	16.74	12.73
Third Quarter	18.87	16.29
Fourth Quarter	17.43	14.70
Year Ended December 31, 2012:
First Quarter	$10.40	$7.90
Second Quarter	10.36	8.60
Third Quarter	11.08	10.03
Fourth Quarter	10.55	9.73

As of February 20, 2014, there were 201 record holders of our common stock and six record holders of our Class B common stock. We have never declared or paid cash dividends on our common stock. We currently intend to retain all available funds and future earnings, if any, for use in the operation and expansion of our business and do not anticipate paying dividends in the foreseeable future. We did not repurchase any shares of common stock in the year ended December 31, 2013.

Equity compensation plan information as of December 31, 2013 is as follows:

	(a)	(b)	(c)
Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options, and Rights	Weighted Average Exercise Price of Outstanding Options, and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
Equity Compensation Plans Approved By Security Holders
1994 Stock Option Plan	77,101	$8.33	—
2004 Stock Incentive Plan	262,724	$4.19	—
2007 Stock Incentive Plan	734,664	$13.25	494,149
Equity Compensation Plans Not Approved By Security Holders	None	None	None

Total	1,074,489		494,149

Other information required by this Item can be found in Note 8 to the consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.

CHINDEX INTERNATIONAL, INC.

COMPARISON OF SIXTY-NINE MONTH CUMULATIVE TOTAL RETURN

The graph below matches the cumulative total return to holders of the Company’s Common Stock for the sixty-nine months ended December 31, 2013 with the cumulative total returns of the National Association of Securities Dealers Automated Quotation System Composite Index and a randomly selected peer group of fourteen companies that includes: Abraxas Petroleum Corp., Alliance Healthcare Services Inc., Carter Bank & Trust, Erickson Air-Crane Inc., Homestreet Inc., Motorcar Parts Of America, MV Oil Trust, Regulus Therapeutics Inc., Rigel Pharmaceuticals Inc., Saga Communications Inc., Shiloh Industries Inc., Sparton Corp., Sun Bancorp Inc. and Supertex Inc. The peer group was randomly selected for us by a qualified independent firm based solely on such companies having the closest market capitalizations to that of the Company for the same period. Due to its unique operations in China, the Company does not use a published industry or line-of-business basis for identifying a peer group, and does not believe it could reasonably identify a different peer group. The graph assumes that the value of the investment in the Company’s Common Stock, in each index, and in the peer group (including reinvestment of dividends) was $100 on March 31, 2008 and tracks it through December 31, 2013.

Total Return to Shareholders
(includes reinvestment of dividends)
	Base Period	INDEXED RETURNS Years Ended
Company Name / Index	3/31/08	3/31/09	3/31/10	12/31/10	12/31/11	12/31/12	12/31/13
Chindex International Inc	100.00	19.74	46.91	65.51	33.85	41.71	69.24
NASDAQ Composite	100.00	66.57	105.33	117.46	117.98	137.74	195.16
Peer Group	100.00	51.96	70.69	89.84	74.07	71.17	89.80

ITEM 6. SELECTED FINANCIAL DATA

(in thousands, except for per share data)

	Year ended December 31,			Nine months ended December 31,		Year ended March 31,
	2013	2012	2011	2010	2009	2010
Statement of Operations Data:
Revenue	$179,388	$152,442	$114,397	$136,676	$129,934	$171,191
Net (loss) income	(6,133)	4,092	3,201	5,814	7,689	8,204

Note: Periods prior to 2011 included results of both healthcare services and medical products divisions.

Net (loss) income per common share—basic	(0.36)	0.25	.20	.38	.53	.56
Net (loss) income per common share—diluted	(0.36)	0.24	.20	.36	.48	.52
Market closing price per share—end of period	17.43	10.50	8.52	16.49	14.13	11.81
Book value per share—end of period	9.17	8.79	8.47	8.02	7.18	7.30
Balance Sheet Data (at end of period):
Total assets	$244,568	$222,450	$199,392	$174,173	$169,279	$170,843
Long term debt and capitalized leases	26,715	32,812	23,818	23,070	21,578	22,593
Total stockholders’ equity	166,019	150,066	142,501	132,072	106,882	108,911

	Year ended December 31,			Nine months ended December 31,		Year ended March 31,
	2013	2012	2011	2010	2009	2010
Segment information:
Healthcare Services division-revenue	$179,388	$152,442	$114,397	$74,224	$64,610	$85,778
Healthcare Services division -operating income	2,681	9,510	5,668	11,898	12,043	14,393
Medical Products division-revenue	—	—	—	62,452	65,324	85,413
Medical Products division -operating (loss) income	—	—	—	(1,806)	25	(366)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Chindex was founded in 1981, is an American health care company providing healthcare services in China through the operations of United Family Healthcare (“United Family”), a network of private primary care hospitals and affiliated ambulatory clinics. United Family currently operates in Beijing, Shanghai, Tianjin and Guangzhou. For the year ended December 31, 2013, our healthcare services business reported revenue of $179 million, a growth of 18% over the year ended December 31, 2012. Our strategy is to continue our growth as a leading integrated healthcare provider in Greater China.

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

Merger Agreement

On February 17, 2014, the Company entered into the Merger Agreement. Merger Parent is indirectly owned by TPG, and, upon the closing, Fosun will also become a limited partnership interest holder of Merger Parent. Under the terms of the Merger Agreement, Merger Sub will be merged with and into the Company, as a result of which the Company will continue as the surviving corporation and a wholly-owned subsidiary of Merger Parent.

Under the terms of the Merger Agreement, which has been unanimously approved by the Board upon the recommendation of the Transaction Committee, at the effective time of the Merger each outstanding share of the Company’s common stock, other than shares owned by Merger Parent, Merger Sub and other affiliates of Merger Parent, including TPG, shares contributed to Merger Parent by rollover stockholders, including Fosun, Ms. Lipson (the Company’s Chief Executive Officer) and her affiliated trusts and any additional rollover stockholders, shares held in the Company’s treasury; and shares owned by any stockholders who properly exercise appraisal rights under Delaware law, will be cancelled and converted into the right to receive the Merger Consideration. Each option to purchase the Company’s common stock that is outstanding as of the effective time of the Merger (other than certain options that will be converted into options to acquire Merger Parent equity) will be cancelled in exchange for the right to receive the excess of $19.50 over the exercise price of such option, less applicable taxes required to be withheld. Restricted stock and restricted stock units that are not vested immediately prior to the effective time shall be fully vested and free of any forfeiture restrictions immediately prior to the effective time, whereupon the shares represented thereby (net of any shares withheld to cover applicable withholding and excise taxes) shall be converted into the right to receive in cash the Merger Consideration per share. The Merger Consideration represents an implied premium of approximately 14% over the current market price per share, 17% over the volume weighted average trading price per share for the last 30 days, and 86% over the closing price per share since the formation of the Transaction Committee on December 26, 2012. The transaction will result in the Company becoming a private company.

In the Merger Agreement, the Company has made customary representations and warranties that expire at the effective time of the Merger, as well as customary covenants, including, without limitation, covenants regarding the conduct of the business of the Company prior to the consummation of the Merger and the use of commercially reasonable efforts to cause the Merger to be consummated as promptly as practicable.

Under the terms of the Merger Agreement, the Company and its advisors are permitted to actively solicit and consider alternative acquisition proposals from third parties for the period commencing February 17, 2014 through the Solicitation Period End Time. The Company’s management and Fosun, as current stockholders of the Company, are permitted to initiate, solicit and encourage, whether publicly or otherwise, alternative acquisition proposals, and enter into and maintain or continue substantive discussions or negotiations with respect to any such alternative acquisition proposals or otherwise cooperate with or assist or participate in, or encourage, any inquiries, proposals, substantive discussions or negotiations regarding any such alternative acquisition proposals. Beginning on the Solicitation Period End Time, the Company will become subject to customary “no shop” restrictions on its, its subsidiaries’ and their respective representatives’ ability to initiate, solicit or encourage alternative acquisition proposals from third parties and to provide information to or participate in discussions or negotiations with third parties regarding alternative acquisition proposals. However, for the period commencing from the Solicitation Period End Time through the Cut Off Date, the Company may continue to engage in the foregoing activities with any third party that has made an alternative acquisition proposal prior to the Solicitation Period End Time that the Transaction Committee has determined in good faith, after consultation with outside counsel and its financial advisors, constitutes or is reasonably likely to lead to a superior acquisition proposal, but only for so long as such third party is an Excluded Person. The Company does not anticipate disclosing developments with respect to this process unless and until the Transaction Committee and the Board make a decision regarding a potential superior acquisition proposal or the expiration of that period. There can be no assurances that this process will result in a superior acquisition proposal. In addition, Merger Parent may, subject to the terms of the Merger Agreement, respond to such proposals.

Notwithstanding the limitations applicable after the Solicitation Period End Time, prior to the receipt of the Company’s stockholder approval, the Company may under certain circumstances provide information to and participate in discussions or negotiations with third parties with respect to unsolicited alternative acquisition proposals that the Transaction Committee has in good faith determined constitutes or is reasonably likely to lead to a superior acquisition proposal.

The Merger Agreement may be terminated by the Company or Merger Parent under certain circumstances, including in specified circumstances in connection with superior acquisition proposals. Upon the termination of the Merger Agreement, under specified circumstances, the Company will be required to pay a termination fee, the amount of which would depend on the circumstances under which the Merger Agreement is terminated. If the Merger Agreement is terminated as a result from or in connection with the Company’s approval of a superior acquisition proposal that was first received at or prior to the Solicitation Period End Time or, with respect to an Excluded Person, the Cut-Off Date, the termination fee payable by the Company to Merger Parent will be $3,690,000. If the termination fee becomes payable by the Company under any other circumstances, the amount of the termination fee will be $11,992,500. Under other specified circumstances under which the Merger Agreement is terminated, Merger Parent will be required to pay the Company a termination fee of $29,520,000.

Completion of the transaction is subject to certain conditions, including, among others, the approval by the Company’s stockholders, the approval by a majority of the Company’s disinterested stockholders, the approval by stockholders of Shanghai Fosun Pharmaceutical (Group) Co., Ltd., which is an affiliate of Fosun, the approval under Chinese antitrust laws and customary other closing conditions. A special meeting of the Company’s stockholders will be held following the filing of a definitive proxy statement with the SEC and subsequent mailing of the proxy statement to stockholders. The transaction will be financed through cash contributed by TPG, a combination of cash and equity contributed by Fosun and equity contributed by Ms. Lipson and her affiliated trusts and other additional rollover stockholders (if any). The transaction is not subject to a financing condition. Assuming the satisfaction of conditions, the Company expects the transaction to close in the second half of the 2014 calendar year.

Additional information about the Merger Agreement is set forth in our current report on Form 8-K filed with the SEC on February 18, 2014.

Existing Facilities

We opened our first hospital facility in Beijing in 1997 and since inception have continuously pursued a strategy of expansion and market penetration. Our current operations consist of:

•	Our flagship Beijing hospital, which was the first private international-standards hospital in Beijing, recently was expanded to 120 licensed beds.

•

The 101 licensed bed United Family Rehabilitation Hospital, which opened in Beijing in the Summer of 2013, offering state of the art in-patient and day care rehabilitation services for post operative, neurological, orthopedic and cardiac patients.

•	Five separate freestanding clinics in Beijing that coordinate services with our flagship hospital in Beijing.

•	A freestanding outpatient comprehensive cancer treatment center in Beijing.

•	Our Shanghai hospital, which offers 50 licensed beds and made us the only foreign-invested, multi-facility hospital network in China.

•	Three medical clinics and one dental clinic in Shanghai that coordinate services with our hospital in Shanghai.

•	Our Tianjin hospital, which offers 26 licensed beds.

•	Our Guangzhou clinic, which offers its own broad scope of clinical services.

Expansion Projects

The Chinese Government’s ongoing healthcare reform program encourages private investment, as the primary source for development of specialty and premium healthcare services within the Chinese healthcare system. We are one of the largest and most experienced operator of premium healthcare services in China. As such, we have developed a strategy of expansion of services and facilities within cities where we are already operating, as well as expansion projects for facilities in other economically-thriving, second tier cities:

•

In Beijing, continued expansion at our flagship hospital campus to significantly increase outpatient service capacity. Further free-standing clinic development in order to achieve better geographic coverage within the city.

•

In Shanghai, continued expansion at our hospital campus in Puxi and at our managed clinic in the Pudong district. We have identified a hospital site in Pudong and have initiated the development process.

•	In Guangzhou, development and opening of a new hospital expected in the 2015-2016 period.

•

New hospital facilities are planned to be built over the next few years in several other second tier cities. In Qingdao, we have secured a location and begun design work on the project which is planned to be a comprehensive care facility of approximately 50 beds, currently estimated to open over the 2015-2016 period.

•

We have begun to roll out management services leveraging the brand value of United Family Healthcare. Managed clinics in Wuxi and Pudong allow us to expand the UFH market penetration rapidly and in both cases have supplemented our UFH facilities in metropolitan Shanghai. We are currently exploring opportunities for managed service facilities in the large second tier cities of Chengdu, Nanjing, Xiamen and Hangzhou.

Beijing. Our expansion projects in Beijing opened in 2013 and continue to develop. These projects consist of a variety of increased services, including comprehensive cancer care, neurosurgery, orthopedic surgery, cath lab and cardiovascular surgery. In June 2013, we opened in Beijing the United Family Rehabilitation Hospital, which is a new 101 licensed bed, 124,000 square foot facility adjacent to a large park in east Beijing. Our expansion of services into the premium rehabilitation market targets an existing inadequacy in China’s health care system for those seeking quality premium care when recovering from surgeries or debilitating illnesses in the neurological, cardiac and orthopedic areas. In addition, we have recently begun a multi-phase expansion into the west side of Beijing. This expansion is planned to include a large outpatient clinic in the financial center of west Beijing and a planned 80 bed comprehensive care hospital to be brought into operation over the 2015-2016 period in the affluent Haidian district.

Shanghai. In Shanghai in 2013, we continued to expand service offerings at our main Puxi campus and operations in Pudong. In Puxi in July 2013, we opened the United Family Quankou Clinic, a large expansion adjacent to our main Shanghai United Family Hospital which provides space for continuing growth in both inpatient and outpatient services at our Puxi campus.

Tianjin. In 2011, we opened our first United Family Hospital in a second tier city, Tianjin. The facility is licensed for 26 beds and is designed to focus on primary care services. Expansion in the Tianjin service area is planned through development of a satellite clinic in another affluent district of the city.

Guangzhou. In the southern tier one city of Guangzhou, we are developing plans for a new comprehensive care United Family hospital of approximately 200 beds, with a 2016 targeted opening (see “Liquidity and Capital Resources – Capital Resources and Financing Requirements”).

Qingdao. Following Tianjin, our expansion into second tier Chinese cities is planned for the affluent port city of Qingdao in Shandong Provence. We have secured a location and begun design work on the project which is planned to be a comprehensive care facility of approximately 50 beds, currently estimated to open over the 2015-2016 period.

Managed Services. We have begun to roll out management services leveraging the brand value of United Family Healthcare. Managed clinics in Wuxi and Pudong allow us to expand the UFH market penetration rapidly and in both cases have supplemented our UFH facilities in metropolitan Shanghai. We are currently exploring opportunities for managed service facilities in the large second tier cities of Chengdu, Nanjing, Xiamen and Hangzhou.

In connection with the expansion plans outlined above, over the next twelve months we have planned capital expenditures of up to $37 million for construction, equipment and information systems (see “Liquidity and Capital Resources”). During the year ended December 31, 2013, development, pre-opening and start-up expenses, including post-opening expenses, for these projects were $13,416,000 compared to $11,236,000 in the prior period, reflecting primarily expenses incurred for the Beijing, Pudong,Tianjin and Qingdao projects.

The Chinese Government’s healthcare reform program encourages private development, such as our United Family network, as the primary source for providing specialty and premium healthcare services within the Chinese healthcare system. Nevertheless, expansions of our existing facilities as well as new hospital and affiliated clinic projects are complex and require several phases over extended periods of time. The projects are subject to delays routinely encountered in complex construction projects in regulated industries and are subject to, among other things, the receipt of (i) medical-related approvals from local health authorities and in some cases the Ministry of Health at the national level, (ii) foreign invested joint venture health facility approvals from the local Bureau of Commerce and Trade, and (iii) local construction and safety approvals. Accordingly, we give windows of expected completion of our expansion projects, the exact timing of which are subject to the actual receipt of the various government licenses and permits.

CML Joint Venture

Effective December 31, 2010, the Company and Shanghai Fosun Pharmaceutical (Group) Co., Ltd (“FosunPharma”) and its subsidiary Fosun Industrial Co., Limited (“Fosun Industrial” and, with Fosun Pharmaceutical, the “Fosun Entities”) and certain of their respective subsidiaries formed a joint venture created and consolidated under Chindex Medical Limited (“CML”), a Hong Kong company, for the purpose of engaging in (i) the manufacturing, marketing, sales and distribution of medical devices and medical equipment and consumables (the “Medical Products Business”) and (ii) the marketing, distribution and servicing of medical equipment in China and Hong Kong (except that sales and distribution related activities in relation to sales and servicing in China and Hong Kong may take place in other jurisdictions), including the Medical Products Business, which was transferred to the joint venture effective at the end of fiscal 2010. Consequently the business and results of operations of our former division were deconsolidated from our financial statements, treated under the equity method of accounting, and retained by us only on a minority (currently 30%) equity interest basis. (See Note 3 to the consolidated financial statements appearing elsewhere herein.)

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

Revenue Recognition

Revenue related to services provided is net of contractual adjustments or discounts and is recognized in the period services are provided. An estimate is made at the end of the month for certain inpatients that have not completed service.

Our revenue is dependent on seasonal fluctuations related to epidemiology factors and the life styles of the expatriate community. As a result of these factors impacting the timing of revenues, our operating results have varied and are expected to continue to vary from period to period and year to year.

Accounts Receivable

Accounts receivable are customer obligations due under normal trade terms. Subsequent to the deconsolidation of the Medical Products division, accounts receivable consists of patient obligations for healthcare services. Accounts receivable are reviewed on a quarterly basis to determine if any receivables will potentially be uncollectible based on the aging of the receivable and historical cash collections. Any accounts receivable balances that are determined to be uncollectible, along with a percentage allowance for each aging category of receivables are included in the overall allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Final write-offs of receivables in China require approval from Chinese tax authorities. Such approvals require substantial historical documentation of collection efforts and are not normally granted until several years have passed. As a result, the allowance for doubtful accounts is relatively high when compared to account receivable balances. Management believes that the allowance for doubtful accounts as of December 31, 2013 and 2012 is adequate; however, actual write-offs might exceed the recorded allowance.

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

We have provided deferred tax valuation allowances for certain deferred tax assets related to various subsidiaries in China and the U.S. as of December 31, 2013 because we are not able to conclude that it is more likely than not that those assets will be realized. The U.S. net operating loss carryforwards expire at varying dates through 2033 and the China net operating loss carryforwards expire at varying dates through 2018.

Overview of Consolidated Results

Year ended December 31, 2013 compared to year ended December 31, 2012

Net Revenue

(in thousands)

	Year ended December 31,
	2013	2012	Change
Healthcare services net revenue	$179,388	$152,442	18%

Our healthcare services revenue for the year ended December 31, 2013 was $179,388,000, an 18% increase from the year ended December 31, 2012 revenue of $152,442,000. The increase in revenue is attributable to growth in both inpatient and outpatient services, primarily generated by our existing facilities.

The table below identifies the relative contribution of inpatient and outpatient services to gross revenue.

	Year ended December 31,
	2013	2012
Inpatient/Outpatient gross revenue percentages
Inpatient services as percent of gross revenue	43%	42%
Outpatient services as percent of gross revenue	57%	58%

	100%	100%

The table below identifies the primary service lines contributing to gross revenue.

	Year ended December 31,
	2013	2012
Gross revenue by service line:
Surgical services	19.6%	18.8%
OB/GYN	13.9%	14.7%
Pediatrics	8.2%	8.0%
Ancillary services
Laboratory	8.5%	8.9%
Radiology	9.5%	9.9%
Pharmacy	11.0%	11.4%
Internal Medicine	3.4%	4.2%
Emergency Room	3.5%	3.8%
Dental	2.6%	2.5%
Family Medicine	1.9%	1.8%
All other services	17.9%	16.0%

	100%	100%

Operating expenses

(in thousands)

	Year ended December 31,
	2013	2012	Change
Salaries, wages and benefits	$102,885	$83,264	24%
Other operating expenses	26,993	22,287	21%
Supplies and purchased medical services	22,012	18,807	17%
Bad debt expense	4,211	3,179	32%
Depreciation and amortization	10,468	7,458	40%
Lease and rental expense	10,138	7,937	28%

	$176,707	$142,932	24%

Salaries, wages and benefits increased 24% for the year ended December 31, 2013 compared to the prior year period primarily due to the increase in average headcount of 19% from 1,629 in December 31, 2012 to 1,937 in December 31, 2013, associated with the revenue increases mostly associated with our expansion and with development activities. The increase in headcount was due to both increased activities in our existing facilities as well as for hiring new personnel to staff our expanded Beijing, primarily the new Rehabilitation Hospital.

Other operating expenses increased by $4,706,000 or 21%, primarily due to increased legal fees of $1,911,000, professional fees of $1,418,000, office supplies and noncapitalized furniture of $599,000 at our Rehabilitation Hospital, marketing and advertising expense of $566,000, maintenance fees of $466,000, building utilities of $126,000, training of $244,000, contributions of $166,000 and travel of $138,000, partially offset by the foreign exchange gain of $1,012,000 and the decrease of investor service fee of

$741,000. The increase in our legal fees was primarily related to the work of the Transaction Committee of the Board in connection with the Merger, see Note 16 to the consolidated financial statements appearing elsewhere herein.

Supplies and purchased medical services increased over the periods by $3,205,000 or 17%, due to increased usage of medical supplies of $3,358,000 or 20% offset by decreased pharmaceuticals related to an increased number of patient procedures of approximately $153,000 or 8%.

Bad debt expense increased by $1,032,000 and, as a percentage of revenue, 2.3% in 2013 and 2.1% in the prior year, which percentages are in line with our historic averages.

Depreciation and amortization increased by $3,010,000, or 40% to $10,468,000 for the year ended December 31, 2013, primarily due to the opening of expanded facilities, which are now being depreciated.

Lease and rental expense increased to $10,138,000 for the year ended December 31, 2013 compared to $7,937,000 in the prior year period, primarily due to the increase in the total building space utilized in the expanded operations of our hospital and clinic network.

Other Income and Expenses

Interest income during the year ended December 31, 2013 and prior year was $963,000 and $811,000, respectively, primarily due to additional funds earning interest during the period.

Interest expense during the year ended December 31, 2013 and 2012 was $2,252,000 and $456,000, respectively, primarily due to the amortization of JPM debt discount, including the expense for the remaining debt discount upon conversion of the debt in October 2013.

Equity in (loss) income of unconsolidated affiliates, in the amounts of $(1,154,000) and $1,016,000 represents our 30% and 49%, respectively, interest in the (loss) income of CML for the years ended December 31, 2013 and 2012, respectively.

Taxes

We recorded a provision for taxes of $6,505,000 for the year ended December 31, 2013, compared to a provision for taxes of $6,799,000 for the year ended December 31, 2012. The effective tax rate for our operating entities was 29% compared to 31% in the comparable prior year period. The remaining portion of the variance in the effective tax rate for the years ended December 31, 2013 and 2012 is primarily due to the effect of losses in start-up entities and corporate entities for which we cannot recognize tax benefit.

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

The table below identifies the relative contribution of inpatient and outpatient services to gross revenue.

	Year ended December 31,
	2012	2011
Inpatient/Outpatient gross revenue percentages
Inpatient services as percent of gross revenue	42%	41%
Outpatient services as percent of gross revenue	58%	59%

	100%	100%

The table below identifies the primary service lines contributing to gross revenue.

	Year ended December 31,
	2012	2011
Gross revenue by service line (hospital facilities only):
Surgical services	18.8%	18.4%
OB/GYN	14.7%	15.3%
Pediatrics	8.0%	8.1%
Ancillary services
Laboratory	8.9%	10.1%
Radiology	9.9%	10.8%
Pharmacy	11.4%	12.2%
All other services	28.3%	25.1%

	100%	100%

Operating expenses

(in thousands)

	Year ended December 31,
	2012	2011	Change
Salaries, wages and benefits	$83,264	$64,074	30%
Other operating expenses	22,287	17,947	24%
Supplies and purchased medical services	18,807	13,233	42%
Bad debt expense	3,179	2,131	49%
Depreciation and amortization	7,458	5,145	45%
Lease and rental expense	7,937	6,199	28%

	$142,932	$108,729	31%

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

Liquidity and Capital Resources

The following table sets forth our unrestricted cash, short-term investments, and accounts receivable as of December 31, 2013 and 2012 (in thousands):

	December 31, 2013	December 31, 2012
Cash and cash equivalents	$33,107	$33,184
Receivables from affiliates	2,897	2,110
Accounts receivable	23,041	19,564

The following table sets forth a summary of our cash flows from operating activities for the years ended December 31, 2013, 2012 and 2011 (in thousands):

	Year ended December 31,
	2013	2012	2011
OPERATING ACTIVITIES
Net (loss) income	$(6,133)	$4,092	$3,201
Non cash items	19,705	13,861	8,069
Changes in operating assets and liabilities:
Restricted cash	—	—	300
Accounts receivable	(6,994)	(8,736)	(3,791)
Receivable from affiliates	(787)	8,873	(1,653)
Inventories of supplies	(479)	(63)	(811)
Accounts payable, accrued expenses and other current liabilities	1,092	11,333	4,557
Payable to affiliates	642	(8,070)	1,669
Income tax payable	787	(623)	110
Other current assets and other assets	(1,500)	1,347	(1,092)

Net cash provided by operating activities	$6,333	$22,014	$10,559

Operating cash flow for the year ended December 31, 2013 was lower than the year ended December 31, 2012, primarily due to the net loss, decreases in accounts payable, accrued expenses and other current liabilities, and the increase of tax payments. Operating cash flow for the year ended December 31, 2012 was higher than the year ended December 31, 2011, primarily due to higher net income after adding back non cash items and the increase in accounts payable and decrease in accounts receivable from our unconsolidated affiliate.

The following table sets forth a summary of our cash flows used in investing activities for the years ended December 31, 2013, 2012 and 2011 (in thousands):

	Year ended December 31,
	2013	2012	2011
INVESTING ACTIVITIES
Purchases of short-term investments and CDs	$—	$—	$(26,966)
Proceeds from redemption of CDs	—	26,535	41,091
Purchases of property and equipment	(16,650)	(39,278)	(23,843)

Net cash used in investing activities	$(16,650)	$(12,743)	$(9,718)

Investing activities during the years ended December 31, 2013 and 2012 included additions of property and equipment in connection with our ongoing development and expansion of the United Family Healthcare network of private hospitals and clinics. Investing activities for the year ended December 31, 2012 also included redemptions of Certificates of Deposit. Investing activities for the years ended December 31, 2012 and 2011 included expenditures for leasehold improvements and equipment in connection with our ongoing development and expansion of the United Family Healthcare network of private hospitals and clinics. The proceeds from redemptions of CDs for the year ended December 31, 2012 were reinvested in leasehold improvements, construction in progress and equipment, while for the year ended December 31, 2011, the proceeds from redemptions of CDs were reinvested in comparable instruments.

The following table sets forth a summary of our cash flows from financing activities for the years ended December 31, 2013, 2012 and 2011 (in thousands):

	Year ended December 31,
	2013	2012	2011
FINANCING ACTIVITIES
Restricted cash from (to) IFC RMB loan sinking funds	$450	$(11,036)	$—
Restricted cash from (to) China Exim debt collateral	760	(9,037)	—
Proceeds from debt	11,000	11,109	—
Repayment of debt	(1,584)	(802)	—
Repurchase of restricted stock for income tax witholding	(1,006)	(293)	(233)
Proceeds from exercise of stock options	533	112	175

Net cash (used in) provided by financing activities	$10,153	$(9,947)	$(58)

For the year ended December 31, 2013, the Company received proceeds from the 2013 IFC and DEG loan of $11 million, and the Company also utilized cash to fund the IFC RMB loan sinking funds of $450,000 and Exim loan collateral of $760,000. The Company also made a principal payment for the Exim loan of $1,584,000 and withheld income tax of $1,006,000. For the year ended December 31, 2012, the Company utilized cash to fund the IFC RMB sinking funds of $11,036,000. The Company also received proceeds from the China Exim loan of $11,109,000 and utilized cash of $9,037,000 for collateral for the China Exim loan.

Capital Resources and Financing Requirements

Over the next twelve months, we anticipate total capital expenditures of up to approximately $37 million related to the maintenance and expansion of our business operations. Of this amount, up to approximately $15 million would be for maintenance and organic growth at our existing facilities in Beijing and Shanghai and up to approximately $5 million would be primarily related to network IT investment. Expansion projects would be expected to account for up to approximately $17 million of the remaining expenditures. These include final payments related to the opening of the Tianjin hospital of approximately $0.3 million, payments related to the Beijing Rehabilitation Hospital of approximately $1 million, payments related to clinic expansion in Beijing and Shanghai service areas of approximately $10 million, design and construction expenditures related to the Qingdao hospital project of up to $4 million, and design and construction expenditures for the Guangzhou hospital project of up to $1.5 million. We intend to fund these expenditures through corporate capital reserves, anticipated loan financings as described below and cash flow from operations. Registered foreign debt is expected to be secured by each operating foreign invested joint venture upon obtaining required governmental and credit approvals.

The expansion planning or projects in the Beijing, Shanghai, Tianjin, Qingdao and Guangzhou service areas are underway in various stages of progress. In particular, due to the timing of the development process for the planned joint venture hospitals in Guangzhou and Haidian, significant construction expenditures for those projects would not be incurred, if at all, until 2015 and beyond.

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

To provide long term capital resources for our development projects we are engaged in early negotiations with the IFC and other potential creditors or investors of debt or equity based financing. There can be no assurances as to the amounts, if any, that may be finally available as a result of these negotiations or whether financing resulting from these negotiations will be finally achievable on terms acceptable to us and the lenders or investors. If the ongoing negotiations are unsuccessful and this loan or other facilities are not obtained for expansion projects, then, in the absence of alternative sources of financing, there could result a material adverse effect on our operations and would adversely affect our ability to complete our proposed expansion projects on time or at all.

Since the financial events of 2007 and 2008, there have been continuing and significant disruptions in the world financial markets including those in China. We have not experienced significant negative impacts to operating activities as a result of these events. We have taken steps to ensure the security of our cash and investment holdings through deposits with highly liquid, global banking institutions. Our daily operations generate significant operating cash flows and have not been dependent upon credit availability. Our patient base in our current facilities are by and large considered to be in the wealthiest segment of society, for whom healthcare spending represents a very small percentage of their income and therefore is expected to be less impacted by an economic slowdown and to the extent their assets are affected, this will likely not impact their decision making on healthcare purchases. Our current expansion projects as described above are expected to be funded with corporate capital reserves, cash flow from operations and credit facilities provided that there can be no assurances that such facilities will be established, available or sufficient for our intended purposes or that the preconditions to disbursements under the facilities will be satisfied.

Based on the foregoing, we believe that our existing capital resources are sufficient to fund our working capital and capital expenditure requirements for the next 12 months, although there can be no assurances to this effect. We will require additional financing arrangements to meet our planned capital expenditures for expansion projects and otherwise beyond this period. We will continue to evaluate a wide range of possibilities, including both debt and equity-based financings in which we may borrow funds and/or share with one or more financial, institutional or strategic partners the ownership interest in one or more projects.

We currently do not have and may not be able to raise adequate capital to complete certain or all of our business strategies, including our ongoing expansion projects, or to react rapidly to changes in technology, products, services or the competitive landscape. We currently do not expect cash flow from operations to be sufficient to fund all of our currently existing and proposed expansion projects. Healthcare service and medical product providers in China often face high capital requirements in order to take advantage of new market opportunities, respond to rigorous competitive pressures and react quickly to changes in technology. Many of our competitors are committing substantial capital and, in many instances, are forming alliances to acquire or maintain market leadership. There can be no assurance that we will be able to satisfy our capital requirements in the future. In particular, our strategy of expanding our healthcare facilities and services includes the establishment and maintenance of healthcare facilities, which require particularly significant capital. With the strategy and goal of capitalizing on immediate opportunities in the evolving healthcare environment in China, we have in the past and likely in the future will consider and commence expansion projects that require and depend on the availability of significant capital, not all of which is available at the time of such consideration or commencement. Further, certain planned expansion projects including in particular the planned hospital facility in Guangzhou, are dependent upon significant funding that we understand have been arranged upon closing the Merger, but is not currently available or preliminary arranged. In the absence of sufficient available or obtainable capital, including such capital that would only be available or obtainable upon closing the Merger, we would be unable to establish or maintain healthcare facilities as planned or commenced, we may incur costs for projects that may not be completed as projected (if at all) and we may be required to seek capital in financings under circumstances and at times that limit the optimization of the terms of such financings.

Contractual Arrangements

The following table sets forth our contractual obligations as of December 31, 2013:

(in thousands)

	Total	2014	2015	2016	2017	2018	Thereafter
Bank Loans (1)	$32,967	$4,931	$15,665	$4,709	$4,535	$2,325	$802
IFC sinking fund assets (1)	(10,641)	—	(10,641)	—	—	—	—
Operating leases	101,783	9,789	9,143	7,668	7,190	6,856	61,137

Total contractual obligations	$124,109	$14,720	$14,167	$12,377	$11,725	$9,181	$61,939

(1)	The bank loan payments in 2015 of $15,666,000 primarily represent the lump sum payment of the IFC RMB loan, China Exim loan, IFC 2013 loan and DEG 2013 loan, including interest. The table above includes an offset to the payment in 2015 because the contractual obligation has already been prefunded in a sinking fund account for the benefit of IFC.

Not included in the table above is our expected total capital expenditures for the expansion and maintenance of our United Family Healthcare network development over the five year period. For the next twelve months, see “Liquidity and Capital Resources.”

For information about these contractual obligations, see Notes 7 and 11 to the consolidated financial statements appearing elsewhere herein.

Timing of Revenue

Our revenue is dependent on seasonal fluctuations related to epidemiology factors and the life styles of the expatriate community. For example, many expatriate families traditionally take annual home leave outside of China during the summer months.

Foreign Currency Exchange and Impact of Inflation

Because we receive 100% of our revenue and generate approximately 96% of our expenses within China, we have foreign currency exchange risk. The Chinese currency (RMB) is not freely traded and is closely controlled by the Chinese Government. The U.S. dollar (USD) has experienced volatility in world markets recently. During the year ended December 31, 2013, the RMB appreciated approximately 3% against the USD, resulting in an exchange gain of $639,000.

As part of our risk management program, we also perform sensitivity analyses to assess potential changes in revenue, operating results, cash flows and financial position relating to hypothetical movements in currency exchange rates. Our sensitivity analysis of changes in the fair value of the RMB to the USD at

December 31, 2013, indicated that if the USD uniformly increased in value by 10% relative to the RMB, we would have experienced a 3% increase in net loss. Conversely, a 10% increase in the value of the RMB relative to the USD at December 31, 2013, would have resulted in a 4% decrease in net loss.

Based on the Consumer Price Index, for the year ended December 31, 2013, inflation in China was 2.6% and inflation in the United States was 1.5%. The average annual rate of inflation over the three-year period from 2011 to 2013 was 3.6% in China and 2.3% in the United States.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company holds the majority of all cash assets in 100% principal protected accounts. Therefore, the Company believes that its market risk exposures are immaterial and reasonable possible near-term changes in market interest rates will not result in material near-term reductions in other income, material changes in fair values or cash flows. The Company does not have instruments for trading purposes. Instruments for non-trading purposes are operating and development cash assets held in interest-bearing accounts. The Company is exposed to certain foreign currency exchange risk (See “Foreign Currency Exchange and Impact of Inflation”).

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Chindex International, Inc.

Bethesda, Maryland

We have audited Chindex International, Inc.’s (the Company) internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Chindex International, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Chindex International, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Chindex International, Inc. as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive (loss) income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013 and our report dated March 17, 2014 expressed an unqualified opinion thereon. We did not audit the financial statements of Chindex Medical Limited, the joint venture or CML (which starting as of December 31, 2010, is being accounted for under the equity method of accounting by Chindex International, Inc.), and which statements reflect total assets (equity investment) of $378,778,000 and $110,929,000 as of December 31, 2013 and 2012, respectively, and income (equity method) of $467,000, $3,039,000, and $3,353,000 for the years ended December 31, 2013, 2012 and 2011, respectively. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for CML, is based solely on the report of the other auditors.

/S/ BDO USA, LLP

Bethesda, Maryland

March 17, 2014

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Chindex International, Inc.

Bethesda, Maryland

We have audited the accompanying consolidated balance sheets of Chindex International, Inc. (the Company) as of December 31, 2013 and 2012 and the related consolidated statements of operations, comprehensive (loss) income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013. In connection with our audits of the financial statements, we have also audited the financial statement schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. We did not audit the financial statements of Chindex Medical Limited, the joint venture or CML (which starting as of December 31, 2010, is being accounted for under the equity method of accounting by Chindex International, Inc.), and which statements reflect total assets (equity investment) of $378,778,000 and $110,929,000 as of December 31, 2013 and 2012, respectively, and income (equity method) of $467,000, $3,039,000, and $3,353,000 for the years ended December 31, 2013, 2012 and 2011, respectively. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for CML, is based solely on the report of the other auditors.

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

In our opinion, based on our audits and report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Chindex International, Inc. at December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Chindex International, Inc.‘s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 17, 2014 expressed an unqualified opinion thereon.

/S/ BDO USA, LLP

Bethesda, Maryland

March 17, 2014

CHINDEX INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands except share data)

	December 31, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$33,107	$33,184
Restricted cash	1,286	754
Accounts receivable, less allowance for doubtful accounts of $14,338 and $10,612, respectively	23,041	19,564
Receivables from affiliates	2,897	2,110
Inventories of supplies, net	2,781	2,328
Deferred income taxes	4,763	3,209
Other current assets	3,787	3,798

Total current assets	71,662	64,947
Restricted cash and sinking funds	19,262	20,351
Investment in unconsolidated affiliate	34,178	34,847
Property and equipment, net	113,838	97,952
Noncurrent deferred income taxes	811	925
Other assets	4,817	3,428

Total assets	$244,568	$222,450

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$3,648	$1,586
Accounts payable	11,705	9,520
Payable to affiliates	1,977	1,334
Accrued expenses	17,984	14,712
Other current liabilities	11,408	8,558
Income taxes payable	3,658	2,772

Total current liabilities	50,380	38,482
Long-term debt and convertible debentures	26,715	32,812
Long-term deferred rent	1,223	828
Long-term deferred tax liability	231	262

Total liabilities	78,549	72,384

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value, 500,000 shares authorized, none issued	—	—
Common stock, $.01 par value, 28,200,000 shares authorized, including 3,200,000 designated Class B:
Common stock – 16,934,753 and 15,904,836 shares issued and outstanding at December 31, 2013 and December 31, 2012, respectively	169	159
Class B stock – 1,162,500 shares issued and outstanding at December 31, 2013 and December 31, 2012, respectively	12	12
Additional paid-in capital	140,809	122,109
Retained earnings	12,450	18,583
Accumulated other comprehensive income	12,579	9,203

Total stockholders’ equity	166,019	150,066

Total liabilities and stockholders’ equity	$244,568	$222,450

The accompanying notes are an integral part of these consolidated financial statements.

CHINDEX INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except share and per share data)

	Year ended December 31,
	2013	2012	2011
Healthcare services revenue	$179,388	$152,442	$114,397

Operating expenses
Salaries, wages and benefits	102,885	83,264	64,074
Other operating expenses	26,993	22,287	17,947
Supplies and purchased medical services	22,012	18,807	13,233
Bad debt expense	4,211	3,179	2,131
Depreciation and amortization	10,468	7,458	5,145
Lease and rental expense	10,138	7,937	6,199

	176,707	142,932	108,729

Income from operations	2,681	9,510	5,668
Other income and (expenses)
Interest income	963	811	803
Interest expense	(2,252)	(456)	(645)
Equity in (loss) income of unconsolidated affiliate	(1,154)	1,016	1,121
Miscellaneous income (expense) - net	134	10	(58)

Income before income taxes	372	10,891	6,889
Provision for income taxes	(6,505)	(6,799)	(3,688)

Net (loss) income	$(6,133)	$4,092	$3,201

Net (loss) income per common share - basic	$(.36)	$.25	$.20

Weighted average shares outstanding - basic	16,805,718	16,374,054	16,141,063

Net (loss) income per common share - diluted	$(.36)	$.24	$.20

Weighted average shares outstanding - diluted	16,805,718	17,727,996	17,413,330

The accompanying notes are an integral part of these consolidated financial statements.

CHINDEX INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(in thousands)

	Year ended December 31,
	2013	2012	2011
Net (loss) income	$(6,133)	$4,092	$3,201

Other comprehensive income:
Foreign currency translation adjustment	2,891	189	3,276
Share of other comprehensive income of unconsolidated affiliate	485	103	833

Other comprehensive (loss) income	3,376	292	4,109

Comprehensive (loss) income	$(2,757)	$4,384	$7,310

The accompanying notes are an integral part of these consolidated financial statements.

CHINDEX INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the years ended December 31, 2013, 2012 and 2011

(in thousands)

	Common Stock		Common Stock Class B		Additional Paid In	Retained	Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Capital	Earnings	Income	Total
Balance at December 31, 2010	15,310,426	$153	1,162,500	$12	$115,815	$11,290	$4,802	$132,072
Net income	—	—	—	—	—	3,201	—	3,201
Foreign currency translation adjustment	—	—	—	—	—	—	3,276	3,276
Share of other comprehensive income of unconsolidated affiliate	—	—	—	—	—	—	833	833
Stock based compensation	—	—	—	—	3,177	—	—	3,177
Purchase and retirement of restricted stock for tax witholding	(24,077)	—	—	—	(233)	—	—	(233)
Options exercised and issuance of restricted stock, net of restricted stock forfeited	366,568	4	—	—	171	—	—	175

Balance at December 31, 2011	15,652,917	157	1,162,500	12	118,930	14,491	8,911	142,501

Net income	—	—	—	—	—	4,092	—	4,092
Foreign currency translation adjustment	—	—	—	—	—	—	189	189
Share of other comprehensive income of unconsolidated affiliate	—	—	—	—	—	—	103	103
Stock based compensation	—	—	—	—	3,362	—	—	3,362
Purchase and retirement of restricted stock for tax witholding	(29,765)	—	—	—	(293)	—	—	(293)
Options exercised and issuance of restricted stock, net of restricted stock forfeited	281,684	2	—	—	110	—	—	112

Balance at December 31, 2012	15,904,836	159	1,162,500	12	122,109	18,583	9,203	150,066

Net loss	—	—	—	—	—	(6,133)	—	(6,133)
Foreign currency translation adjustment	—	—	—	—	—	—	2,891	2,891
Share of other comprehensive loss of unconsolidated affiliate	—	—	—	—	—	—	485	485
Stock based compensation	—	—	—	—	4,183	—	—	4,183
Purchase and retirement of restricted stock and performance-based restricted stock units for tax witholding	(60,126)	—	—	—	(1,006)	—	—	(1,006)
Conversion of JPM debt	808,189	8	—	—	14,992	—	—	15,000
Options exercised and issuance of restricted stock, net of restricted stock forfeited	281,854	2	—	—	531	—	—	533

Balance at December 31, 2013	16,934,753	$169	1,162,500	$12	$140,809	$12,450	$12,579	$166,019

The accompanying notes are an integral part of these consolidated financial statements.

CHINDEX INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended December 31,
	2013	2012	2011
OPERATING ACTIVITIES
Net (loss) income	$(6,133)	$4,092	$3,201
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	10,468	7,458	5,145
Inventory write down	105	48	10
Provision for doubtful accounts	4,211	3,179	2,131
Loss on disposal of property and equipment	46	39	80
Equity in net loss (income) of unconsolidated affiliate	1,154	(1,016)	(1,121)
Deferred income taxes (benefit)	(1,327)	162	(939)
Stock based compensation	4,183	3,362	3,177
Foreign exchange (gain) loss	(639)	373	(670)
Amortization of debt issuance costs	272	9	9
Amortization of debt discount	1,232	247	247
Changes in operating assets and liabilities:
Restricted cash	—	—	300
Accounts receivable	(6,994)	(8,736)	(3,791)
Receivables from affiliate	(787)	8,873	(1,653)
Inventories of supplies	(479)	(63)	(811)
Other current assets and other assets	(1,500)	101	(872)
Accounts payable, accrued expenses, other current liabilities and deferred revenue	1,092	11,333	4,557
Payable to affiliate	642	(8,070)	1,669
Income taxes payable	787	623	(110)

Net cash provided by operating activities	6,333	22,014	10,559
INVESTING ACTIVITIES
Purchases of short-term investments and CDs	—	—	(26,966)
Proceeds from redemption of CDs	—	26,535	41,091
Purchases of property and equipment	(16,650)	(39,278)	(23,843)

Net cash used in investing activities	(16,650)	(12,743)	(9,718)
FINANCING ACTIVITIES
Restricted cash from (to) IFC RMB loan sinking funds	450	(11,036)	—
Restricted cash from (to) China Exim debt collateral	760	(9,037)
Proceeds from debt	11,000	11,109	—
Repayment of debt	(1,584)	(802)	—
Repurchase of restricted stock for income tax witholding	(1,006)	(293)	(233)
Proceeds from exercise of stock options	533	112	175

Net cash provided by (used in) financing activities	10,153	(9,947)	(58)
Effect of foreign exchange rate changes on cash and cash equivalents	87	105	965

Net (decrease) increase in cash and cash equivalents	(77)	(571)	1,748
Cash and cash equivalents at beginning of period	33,184	33,755	32,007

Cash and cash equivalents at end of period	$33,107	$33,184	$33,755

Supplemental disclosures of cash flow information:
Cash paid for interest	$917	$551	$670
Cash paid for taxes	$7,118	$6,094	$4,751
Non-cash investing and financing activities consist of the following:
Change in property and equipment additions included in accounts payable and payable to affiliates	$6,822	$529	$7,931
Conversion of JPM debt to equity	$15,000	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

CHINDEX INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Chindex International, Inc. (“Chindex” or “the Company”), is a Delaware corporation, operating in several healthcare service areas in China. Revenues are generated from the provision of healthcare services. The Company operates hospitals and clinics in Beijing, Shanghai, Tianjin and Guangzhou. These hospitals and clinics generally transact business in Chinese Renminbi. Until December 31, 2010, the Company operated in two business segments: the Medical Product Division and the Healthcare Services Division.

On December 31, 2010, the Medical Products division was contributed to Chindex Medical Limited (“CML”), a newly formed Hong Kong joint venture, in which the Company received a 49% ownership interest for its contribution (see Note 3 to the consolidated financial statements). Shanghai Fosun Pharmaceutical (Group) Co., Ltd. (“FosunPharma”) received a 51% interest in CML for its contribution of certain medical device and other businesses. Upon its contribution of the Medical Products division, the Company deconsolidated the business of that division. The investment in CML is recorded using the equity method of accounting, effective December 31, 2010, with Chindex’s 49% interest in the equity in the earnings of CML beginning January 1, 2011. Chindex’s interest in the earnings of CML was subsequently reduced to 30%, effective May 27, 2013 (see Note 3 to the consolidated financial statements).

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

Revenue Recognition

Revenue related to services provided is net of contractual adjustments or discounts and is recognized in the period services are provided. An estimate is made at the end of the month for certain inpatients that have not completed service.

Our revenue is dependent on seasonal fluctuations related to epidemiology factors and the life styles of the expatriate community. As a result of these factors impacting the timing of revenues, our operating results have varied and are expected to continue to vary from period to period and year to year.

Accounts Receivable

Accounts receivable are customer obligations due under normal trade terms. Accounts receivable are reviewed on a quarterly basis to determine if any receivables will potentially be uncollectible based on the aging of the receivable and historical cash collections. Any accounts receivable balances that are determined to be uncollectible, along with a percentage allowance for each aging category of receivables are included in the overall allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Final write-offs of receivables in China require approval from Chinese tax authorities. Such approvals require substantial historical documentation of collection efforts and are not normally granted until several years have passed. As a result, the allowance for doubtful accounts is relatively high when compared to account receivable balances. Management believes that the allowance for doubtful accounts as of December 31, 2013 and 2012 is adequate; however, actual write-offs might exceed the recorded allowance.

Inventories

Inventory items held by the Company are purchased to fill hospital operating requirements and are stated at the lower of cost or net realizable value using the average cost method.

Property and Equipment

Property and equipment are stated at historical cost. The costs of additions and improvements are capitalized, while maintenance and repairs are charged to expense as incurred. Depreciation is computed on the straight line method over the estimated useful lives of the related assets. Useful lives for medical equipment deployed for clinical use in our hospitals is 10 years. Useful lives for office equipment, vehicles and furniture and fixtures range from 3 to 7 years. Major software projects are capitalized and amortized over 10 years. Leasehold improvements are amortized on the straight-line method over the shorter of the estimated useful lives of the improvements or the lease term.

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

Cash Equivalents and Restricted Cash

The Company considers unrestricted cash on hand, deposits in banks, certificates of deposit, money market funds and short-term marketable securities with an original or remaining maturity at the date of acquisition of three months or less to be cash and cash equivalents. Restricted cash is composed of collateral for the Company’s loans (see Note 4 to the consolidated financial statements).

Earnings (loss) Per Share

The Company follows ASC 260 whereby basic earnings (loss) per share excludes any dilutive effects of options, warrants and convertible securities and diluted earnings per share includes such effects. The Company does not include the effects of stock options, restricted stock and convertible securities when the effects would be antidilutive.

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

The Company did not grant any stock options for the years ended December 31, 2013 and 2012. The assumptions used to determine the value of the options at the grant date for options granted as of December 31, 2011 was:

December 31, 2011
Volatility	70%
Dividend yield	0.00%
Risk-free interest rate	2.0%
Expected average life	7.0 years

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

Based on historical experience, the Company has assumed a forfeiture rate of 0% for executive management and 10% for all other employees as of December 31, 2013 and 2012. In prior years, the Company used a blended forfeiture rate of 6% for the entire employee population receiving equity awards The Company will record additional expense if the actual forfeitures are lower than estimated and will record a recovery of prior expense if the actual forfeitures are higher than estimated.

Debt Issuance Costs

Debt issuance costs incurred are capitalized and amortized based on the life of the debt obligations from which they arose, using the straight-line method. The amortization of these costs is included in interest expense in the consolidated statements of operations.

Foreign Currencies

Financial statements of the Company’s foreign subsidiaries are translated from the functional currency, generally the local currency, to U.S. dollars. Assets and liabilities are translated at the exchange rates on the balance sheet date. Results of operations are translated at average exchange rates. Accumulated other comprehensive income in the accompanying consolidated statements of comprehensive income (loss) consists primarily of the resulting exchange difference.

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

Reclassification

Certain balances as of December 31, 2013 and 2012 have been reclassified to conform to the 2013 presentation. The Company has reclassified the noncurrent portion of deferred rent as of December 31, 2012 to be consistent with 2013 presentation.

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board issued Accounting Standards Update 2013-02, a new accounting standard that adds new disclosure requirements for amounts reclassified out of accumulated other comprehensive income (“AOCI”). The total changes in AOCI must be disaggregated between reclassification adjustments and current period other comprehensive income. This new standard also requires an entity to present reclassification adjustments out of AOCI either on the face of the statement of operations or in the notes to the financial statements based on their source and the income statement line items affected by the reclassification. This standard is effective prospectively for the Company for interim and annual periods beginning on January 1, 2013. The adoption of this standard did not have a material effect on the Company’s consolidated financial statements.

2. INVENTORIES, NET

Inventories consist of medical supplies and pharmaceuticals in the amounts of $2,781,000 at December 31, 2013 and $2,328,000 at December 31, 2012, respectively.

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

In order to help fund the acquisition by CML of its interest in Alma, FosunPharma invested approximately $41 million in cash into CML for additional equity in CML. Chindex waived its right to participate in the additional investment of capital into CML and also agreed to increase FosunPharma’s board seats at CML from four of seven to five of eight. Following such investment, the cumulative net assets contributed by each party to CML since inception were approximately 70% by FosunPharma and 30% by Chindex. After consideration of the relative net assets contributed to CML by each investor, the parties agreed that the equity interests should be revised to 70% for FosunPharma and 30% for Chindex. Since the resulting basis for Chindex approximated its minority equity interest in CML, there was no gain or loss recognized by Chindex on the revised equity percentages, as the amount was de minimis.

Summarized Financial Information for CML-Unconsolidated Affiliate

Chindex follows the equity method of accounting to recognize its interest in CML. The Chindex interest in CML at the time of formation on December 31, 2010 was 49% and, was subsequently reduced to 30%, effective May 27, 2013. Summarized financial information for the unconsolidated CML affiliate for which the equity method of accounting is used is presented below on a 100 percent basis.

The assets and liabilities of CML as of December 31, 2013 and December 31, 2012 were as follows (in thousands):

	December 31, 2013	December 31, 2012
Current assets	$144,338	$91,184
Noncurrent assets	234,440	19,745

Total assets	$378,778	$110,929

Current liabilities	$141,053	$43,287
Noncurrent liabilities	109,866	1,526

Total liabilities	250,919	44,813
Redeemable noncontrolling interests	10,001	—
Stockholders’ equity	117,858	66,116

Total liabilities and stockholders’ equity	$378,778	$110,929

The operating results of CML for the years ended December 31, 2013, 2012 and 2011 were as follows (in thousands):

	Year ended December 31,
	2013	2012	2011
Revenue	$159,275	$116,070	$126,778
Income before income taxes	1,698	3,618	4,947
Net income	467	3,039	3,353

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

CML is a 70%-owned subsidiary of FosunPharma. The assets, liabilities and stockholders’ equity in the summarized financial data table presented above for CML have been prepared on a stand-alone basis, with the assets and liabilities of the entities contributed to CML by FosunPharma reported on a historical cost basis, while the assets and liabilities acquired from Chindex have been recorded on a fair value basis. In reporting its interest in the net assets and net (losses) income of CML using the equity method of accounting, Chindex includes its interest in the stand-alone financial statements of CML, and also records adjustments to reflect the amortization of basis differences attributable to the fair values in excess of net book values of identified tangible and intangible assets contributed by FosunPharma to CML at its formation date and also includes the amortization of acquisition accounting adjustment to reflect fair values in connection with CML’s investment in the net assets of Sisram (Alma). In addition, certain employees of CML participate in Chindex stock-based compensation programs. The total stock-based compensation expense recognized by CML for years ended December 31, 2013, 2012 and 2011 were $1,660,000, $968,000, and $1,224,000, respectively.

As of December 31, 2013 and December 31, 2012, Chindex had a receivable from CML entities of $2,897,000 and $2,110,000, respectively, primarily related to advance payments for procurement of medical equipment supplied under a logistics service agreement whereby CML serves as an agent for Chindex. As of December 31, 2013 and December 31, 2012, Chindex had a payable to CML entities of $1,977,000 and $1,334,000, respectively, which represented the actual purchases of medical equipment by CML on behalf of Chindex under the logistics service agreement.

Services Agreement

CML and Chindex entered into a services agreement (the “Services Agreement”), effective January 1, 2011. Under the Services Agreement, Chindex provides advice and support services as requested by CML. The services include management and administrative support services for marketing, sales and order fulfillment activities conducted in the United States and China, order processing and exporting of goods sold to customers in China, advice relating to the marketing of products sold in China by CML, analysis of sales opportunities and other assistance including services such as payroll, database administration, internal auditing, accounting and finance that will assist CML in carrying out its activities in the United States and China. For the years ended December 31, 2013, 2012 and 2011, total expenses recognized by CML under the services agreement were $3,385,000, $3,463,000 and $3,451,000, respectively, in addition to stock-based compensation.

4. RESTRICTED CASH AND SINKING FUNDS

Restricted cash and sinking funds at December 31, 2013 and December 31, 2012 consisted of the following:

(in thousands)	December 31, 2013	December 31, 2012
Current
IFC RMB loan interest collateral	$450	$436
China Exim loan collateral	836	318

	$1,286	$754

Noncurrent
IFC RMB loan sinking fund	$11,542	$12,069
China Exim loan collateral - Certificates of Deposit	7,720	8,282

	$19,262	$20,351

The China Exim loan collateral of $836,000 consists of a number of deposits for the China Exim loan with an interest rate of 3% per annum, and the term of the deposits is from July 2013 to August 2014. The IFC RMB loan interest collateral of $450,000 consists of a deposit for the IFC RMB loan with an interest rate of 4.4% per annum, and the term of the deposit is from March 2013 to March 2014.

The IFC RMB loan sinking fund consists of Certificates of Deposit (CDs) for the advance funding of the loan principal and interest for the Company’s IFC 2005 RMB loan from the International Finance Corporation (IFC). As of December 31, 2013, the CDs totaled $11,542,000, and are recorded in long-term restricted cash and sinking funds. The RMB debt is also classified as long-term and will be paid off as originally scheduled on October 15, 2015. The CDs in the amount of $11,542,000 have an interest rate of 5%, and the term of the CDs are from March 22, 2012 to March 22, 2015.

In June 2011, the Company entered into a contract for the purchase of $11.1 million of medical equipment to be used at our newly expanded hospital facilities in Beijing. The equipment was primarily sourced from the United States. Since the equipment is for qualified government-sponsored projects under financing agreements between the U.S. Export-Import Bank and China’s Ministry of Finance, the Company may import the equipment into China on a duty and VAT free basis. The Company entered into loan agreements for the principal amount of $11.1 million, with a term of seven years, an interest rate of 2.15%, and a collateral cash deposit of $7,720,000. Certificates of Deposit in a restricted account at a major bank in China were opened in June 2012 to provide the collateral for the expected draw of $11.1 million under the loan agreements. The Certificates of Deposit earn interest at a rate of 3.05% as of December 31, 2013, and the interest rate is reset every six months based on the bank’s standard rates. The remaining steps to draw the principal of the loan were completed and the entire $11.1 million was drawn on October 18, 2012.

5. PROPERTY AND EQUIPMENT, NET

(in thousands)

	December 31, 2013	December 31, 2012
Property and equipment, net consists of the following:
Furniture and equipment	$53,281	$44,089
Vehicles	361	355
Construction in progress	2,510	21,478
Leasehold improvements	91,166	54,907

	147,318	120,829
Less: accumulated depreciation and amortization	(33,480)	(22,877)

	$113,838	$97,952

Construction in progress relates to the development of the United Family Healthcare network of private hospitals and health clinics in China, including facilities and systems development. Additions incurred during the year pertained to the completion of the construction of the Beijing Rehabilitation Hospital and new clinics in Beijing and Shanghai. Remaining costs to complete major construction activities in progress are approximately $37 million. Capitalized interest on construction in progress was $224,000, $356,000 and $565,000 during the years ended December 31, 2013, 2012 and 2011, respectively. Depreciation and amortization expense for property and equipment for the years ended December 31, 2013, 2012 and 2011 were $10,468,000, $7,458,000 and $5,145,000, respectively.

6. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

(in thousands)

	December 31, 2013	December 31, 2012
Accrued expenses:
Accrued expenses - rent	$7,158	$5,297
Accrued compensation	8,063	7,007
Accrued expenses - other	2,763	2,408

	$17,984	$14,712

Other current liabilities:
Accrued other taxes payable - non-income	$1,659	$992
Customer deposits	6,430	4,754
Other current liabilities	3,319	2,812

	$11,408	$8,558

7. DEBT

The Company’s short-term and long-term debt balances are (in thousands):

	December 31, 2013		December 31, 2012
	Short term	Long term	Short term	Long term
IFC 2005 RMB loan	$—	$10,641	$—	$10,322
IFC 2013 loan	1,125	4,875	—	—
DEG 2013 loan	937	4,063	—	—
China Exim loans	1,586	7,136	1,586	8,722
Convertible notes JPM, net of debt discount	—	—	—	13,768

	$3,648	$26,715	$1,586	$32,812

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

Effective March 14, 2012, the Company entered into an Amendment and Restatement Agreement to the IFC 2005 RMB Loan Agreement, and a Certificate of Deposit Retention and Pledge Agreement. The agreements were necessary in order to incorporate the effects of the expansion of the Beijing hospital campus on the collateral and loan covenant provisions of the original IFC 2005 RMB Loan Agreement. The revised terms of the agreements provide for (1) advance funding by the Company of the full principal and interest amounts by the purchase of a series of Certificates of Deposit having a face amount equal to the full principal and interest amount and the subsequent pledge of such Certificates of Deposit to the IFC, and (2) significant reduction of loan covenants required under the original loan agreement. The advance funding of the loan principal and interest by the Company into restricted accounts rather than paying off the debt was necessary in order to avoid significant prepayment penalties. As of December 31, 2013, the Certificates of Deposit totaled $11,542,000 and are recorded in long-term restricted cash and sinking funds. The RMB debt is classified as long-term and will be paid off as originally scheduled on October 15, 2015.

As of December 31, 2013, the outstanding balance of this debt was 64,880,000 RMB (current translated value of $10,641,000) and was classified as long-term. As the advance funding of the sinking fund does not extinguish the long-term debt liability, the entire loan is expected to be classified as long-term until a financial reporting date that is less than one year from final maturity. The balance sheet classification of the sinking fund assets is similarly noncurrent, until a date that is less than one year from the lump sum payment.

IFC 2013 Loan

In March 2013, the Company entered into a $6,000,000 US Dollar loan facility with IFC for the financing of the expansion projects at our flagship hospital in Beijing. In June 2013, we drew down the entire $6,000,000 from this facility. The loan currently bears interest at the three-month LIBOR rate plus a spread of 4.95%. The loan duration is five years, with a one-year grace period. Principal payments will be made on a quarterly basis, beginning on June 15, 2014 through March 15, 2018. The obligations of the borrower (BJU) under the IFC facility is guaranteed by Chindex and secured by a pledge of Chindex’s indirect ownership interest in the borrower. The issuance costs of $1,111,000 were capitalized and are being amortized over the 5-year life of the loan. Amortization of the issuance cost was approximately $143,000 for the year ended December 31, 2013. The IFC Facility contains customary financial covenants, including maintenance of a maximum ratio of liabilities to tangible net worth and a minimum debt service coverage ratio, and covenants that, among other things, place limits on the Company’s ability to incur debt, create liens, make investments and acquisitions, sell assets, pay dividends, engage in transactions with affiliates, and make capital expenditures. The Company was in compliance with the financial covenants as of December 31, 2013.

In addition, we are currently in the final stages of negotiations with IFC regarding a loan agreement pursuant to which IFC would lend the Company a principal amount of up to $12 million related to the development of our Rehabilitation Hospital in Beijing.

DEG 2013 Loan

In March 2013, the Company entered into a $5,000,000 loan facility with Deutsche Investitions und Entwicklungsgesellschaft (DEG) for the financing of the expansion projects at our flagship hospital in Beijing. In June 2013, we drew down the entire $5,000,000 from this facility. The loan currently bears interest at the three-month LIBOR rate plus a spread of 4.95%. The loan duration is five years, with a one-year grace period. Principal payments will be made on a quarterly basis, beginning on June 15, 2014 through March 15, 2018. The obligations of the borrower (BJU) under the DEG facility is guaranteed by Chindex and secured by a pledge of Chindex’s indirect ownership interest in the borrower. The issuance costs of $316,000 were capitalized and are being amortized over the 5-year life of the loan. Amortization of the issuance cost was approximately $37,000 for the year ended December 31, 2013. The DEG Facility contains customary financial covenants, including maintenance of a maximum ratio of liabilities to tangible net worth and a minimum debt service coverage ratio, and covenants that, among other things, place limits on the Company’s ability to incur debt, create liens, make investments and acquisitions, sell assets, pay dividends, engage in transactions with affiliates, and make capital expenditures. The DEG Facility also contains customary events of default. As of December 31, 2013, the Company was in compliance with the loan covenants.

China Exim Loans

In June 2011, the Company entered into a contract for the purchase of $11.1 million of medical equipment to be used at our newly expanded hospital facilities in Beijing. The equipment was primarily sourced from the United States. As qualified government-sponsored projects under financing agreements between the U.S. Export-Import Bank and China’s Ministry of Finance, this would allow the Company to import the equipment into China on a duty and VAT free basis. The Company entered into loan agreements with Export-Import Bank of China (“China Exim”) for the principal amount of $11.1 million, with a term of seven years, an interest rate of 2.15%, and a collateral cash deposit of approximately $8.6 million Certificates of Deposit in a restricted account were opened in June 2012 to provide the collateral for the expected draw of $11.1 million under the loan agreements. The remaining steps to draw the principal of the loan were completed and the entire $11.1 million was drawn on October 18, 2012. The issuance costs of $297,000 were capitalized and are being amortized over the 7-year lives of the loans. Amortization of the issuance was approximately $46,000 and $19,000 for the year ended December 31, 2013 and 2012, respectively.

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

In connection with the issuance of the Notes, the Company incurred issuance costs of $314,000, which primarily consisted of legal and other professional fees, which were capitalized. Of these costs, $61,000 was attributable to the Tranche A shares, $159,000 was attributable to Tranche B Notes which converted in January 2008 and the remaining $94,000 is attributable to the Tranche C Notes and has been capitalized to be amortized over the life of the Notes. As of December 31, 2013 and December 31, 2012, the unamortized financing cost was $0 and $45,000, respectively, and was included in Other Assets in the consolidated balance sheets.

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

The debt discount pursuant to the Notes as of December 31, 2013 and December 31, 2012 was $0 and $1,232,000, respectively. Amortization of the discount was approximately $1,232,000, $247,000 and $247,000 for the years ended December 31, 2013, 2012 and 2011, respectively.

Debt Payment Schedule

The following table sets forth the Company’s debt obligations as of December 31, 2013:

(in thousands)

	Total	2014	2015	2016	2017	2018	Thereafter
IFC 2005 loan	$10,641	$—	$10,641	$—	$—	$—	$—
IFC 2013 loan	6,000	1,125	1,500	1,500	1,500	375	—
China Exim loans	8,722	1,586	1,586	1,586	1,586	1,586	792
DEG 2013 loan	5,000	937	1,250	1,250	1,250	313	—

Total	$30,363	$3,648	$14,977	$4,336	$4,336	$2,274	$792

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

Compensation costs related to equity compensation, including stock options and restricted stock, for the years ended December 31, 2013, 2012 and 2011 were $4,183,000, $3,362,000 and $3,177,000, respectively, which are all included in salaries, wages and benefits on the consolidated statements of operations.

Stock-Based Compensation for Employees

During the years ended December 31, 2013, 2012 and 2011, the total intrinsic value of stock options exercised was $282,000, $454,000 and $285,000, respectively. The actual cash received upon exercise of stock options was $533,000, $112,000 and $175,000, respectively. The unamortized fair value of the stock options as of December 31, 2013 was $58,000, the majority of which is expected to be expensed over the weighted-average period of 1.43 years.

A summary of the status of the Company’s non-vested options as of December 31, 2013 and changes during the year is presented below:

	Number of Shares	Weighted Average Grant-Date Fair Value
Nonvested options outstanding, December 31, 2012	61,166	$8.91
Granted	—	—
Vested	(50,692)	8.42
Canceled	(1,475)	8.96

Nonvested options outstanding, December 31, 2013	8,999	$8.99

A summary of the status of the Company’s non-vested options as of December 31, 2012 and changes during the year is presented below:

	Number of Shares	Weighted Average Grant-Date Fair Value
Nonvested options outstanding, December 31, 2011	129,030	$8.95
Granted	—	—
Vested	(63,564)	8.99
Canceled	(4,300)	8.92

Nonvested options outstanding, December 31, 2012	61,166	$8.91

A summary of the status of the Company’s non-vested options as of December 31, 2011 and changes during the year is presented below:

	Number of Shares	Weighted Average Grant-Date Fair Value
Nonvested options outstanding, December 31, 2010	345,381	$9.02
Granted	18,000	8.99
Vested	(227,104)	9.06
Canceled	(7,247)	8.96

Nonvested options outstanding, December 31, 2011	129,030	$8.95

The total fair value of options vested for the year ended December 31, 2013 was $427,000.

The table below summarizes activity relating to restricted stock for the year ended December 31, 2013:

	Number of shares underlying restricted stock	Aggregate Intrinsic Value of Restricted Stock (in thousands) *
Outstanding at December 31, 2012	517,550
Granted	157,566
Vested	(240,799)
Forfeited	(18,092)

Outstanding at December 31, 2013	416,225	$7,255

Expected to vest	380,779	$6,637

The table below summarizes activity relating to restricted stock for the year ended December 31, 2012:

	Number of shares underlying restricted stock	Aggregate Intrinsic Value of Restricted Stock (in thousands) *
Outstanding at December 31, 2011	525,800
Granted	246,715
Vested	(235,910)
Forfeited	(19,055)

Outstanding at December 31, 2012	517,550	$5,434

Expected to vest	481,087	$5,051

The table below summarizes activity relating to restricted stock for the year ended December 31, 2011:

	Number of shares underlying restricted stock	Aggregate Intrinsic Value of Restricted Stock (in thousands) *
Outstanding at December 31, 2010	412,774
Granted	321,898
Vested	(200,017)
Forfeited	(8,855)

Outstanding at December 31, 2011	525,800	$4,480

Expected to vest	499,995	$4,260

The weighted average remaining contractual term of the restricted stock, calculated based on the service-based term of each grant, is approximately two years. As of December 31, 2013, the unamortized fair value of the restricted stock was $4,167,000. This unamortized fair value is expected to be expensed over the weighted-average period of 1.89 years. Restricted stock is valued at the stock price on the date of grant.

Long-Term Incentive Plans

The Company has two long-term incentive plans in progress. Each plan was adopted under the Company’s 2007 Stock Incentive Plan and has required performance, service and market conditions, as described below.

2013 LTIP

On March 27, 2013, the Company’s Compensation Committee, with the assistance of its independent executive compensation consultant, adopted the 2013 long-term incentive program (“2013 LTIP”), providing for 2013 grants of performance-based restricted stock units (“PRSUs”) to executive officers and other key employees. The awards under the 2013 LTIP are initially expressed as a target number of units, which will be adjusted to reflect the attainment of specified performance metrics during the applicable performance period. The performance period for the 2013 LTIP is the combined calendar years 2013 and 2014. The performance metrics used for these awards are Revenue and Adjusted EBITDA, with performance on each metric determined separately and applied to 50% of the target number of units. The number of target units earned is based on attainment of specified performance levels, up to a maximum of 150% of the target number of units. The number of units so determined will be increased or decreased by up to 25% based on the Company’s stock price performance during 2013 and 2014 relative to the performance of the NASDAQ Golden Dragon China Index. The number of units earned after this adjustment are subject to vesting based on continued employment, with one-half of the units vesting at the end of each of 2015 and 2016, subject to accelerated vesting in specified events. Upon the vesting of a unit (the completion of the service period), the award holder will receive one share of Chindex common stock in settlement of that unit. The target number of PRSUs awarded under the 2013 LTIP was 147,800 units. Compensation expense is based on the estimated fair value of the PRSUs at the grant date, using a Monte Carlo simulation and will be recognized over the combined performance and service periods of approximately 3.75 years, beginning on March 27, 2013. Expense for the year ended December 31, 2013, net of amount invoiced to CML, was $157,000.

There was no comparable expense in the prior year period. Based on our estimates as of December 31, 2013, the unamortized fair value of the PRSUs expected to be awarded was $1,690,000. This unamortized fair value is expected to be expensed over the period through December 31, 2016, as adjusted to reflect the actual number of PRSUs awarded.

2012 LTIP

The 2012 LTIP is similar to the 2013 LTIP, as both programs have four-year durations. However, the adjustment to the target number of units under the 2012 LTIP was based on a combination of the level of performance on the two metrics, and the 2012 LTIP has a one-year performance period and three-year service period subsequent to the performance period, whereas the 2013 LTIP has a two-year performance period and a two-year service period subsequent to the performance period. The one-year performance period for the 2012 LTIP was completed on December 31, 2012. Actual financial results in 2012 exceeded the targets, and the value of the Earned PRSUs will be amortized over the remaining service period through December 31, 2015. Expense for the 2012 LTIP in the years ended December 31, 2013 and 2012, net of amount invoiced to CML, was $931,000 and $537,000, respectively. Based on our estimates as of December 31, 2013, the unamortized fair value of the earned PRSUs subject to service-based vesting was $939,000. This unamortized fair value is expected to be expensed over the period through December 31, 2015, as adjusted to reflect the actual number of PRSUs settled.

The following is a summary of stock option activity during the years ended December 31, 2013, 2012 and 2011:

	December 31, 2013	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)*	December 31, 2012	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)*	December 31, 2011	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)*
Options outstanding, beginning of year	1,131,140	$10.72		1,206,439	$10.35		1,256,889	$10.03
Granted	—	—		—	—		18,000	14.22
Exercised	(47,750)	11.17		(54,024)	2.09		(53,525)	3.27
Canceled	(1,475)	13.31		(4,300)	13.26		(7,247)	13.19
Expired	(7,425)	13.31		(16,975)	11.33		(7,678)	13.22

Options outstanding, end of year	1,074,490	$10.68	$7,424	1,131,140	$10.72	$1,866	1,206,439	$10.35	$1,522

Weighted Average Remaining Contractual Term (Years)	3.73			4.74			5.58
Options exercisable at end of year	1,065,489	$10.65	$7,395	1,069,974	$10.56	$1,866	1,077,409	$9.96	$1,522

Options exercisable at end of year and expected to be exercisable**	1,074,489	$10.68	$7,424	1,125,023	$10.71	$1,866	1,193,536	$10.32	$1,522

*	The aggregate intrinsic value on this table was calculated based on the positive difference between the closing market price of the Company’s common stock on December 31, 2013, 2012 and 2011 ($17.43, $10.50 and $8.52, respectively) and the exercise price of the underlying options.
**	Options exercisable at December 31, 2013, 2012 and 2011 are expected to be exercisable include both vested options and non-vested options outstanding less our expected forfeiture rate.

Stock-Based Compensation for Nonemployees

On December 31, 2010, Chindex Medical Limited (“CML”) was formed (see Note 3 to the consolidated financial statements). In connection with the transaction, certain employees of the Company that transferred to CML retained their equity compensation previously issued by the Company. These employees continue to participate and vest in their nonvested equity compensation awards as they provide services to CML, which are accounted for on a mark-to-market basis. The cost of the equity compensation for nonemployees in 2013, 2012 and 2011 were $620,000, $147,000 and $311,000, respectively, which were charged to CML.

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

Pursuant to the Stock Purchase Agreement, the sale of the Shares would be completed in two closings. The initial closing occurred on August 27, 2010, at which the Company issued 933,022 Shares to Investor for an aggregate purchase price of $13,995,330 or $13,803,000 net of transaction costs. At the second closing (the “Second Closing”) under the Stock Purchase Agreement, the Company would sell the remaining 1,057,425 Shares to Investor for an aggregate purchase price of $15,861,375. The Second Closing has been subject to the consummation of CML, which was initially formed effective December 31, 2010 and recently fully consummated. CML engages in the businesses of, among other things, (i) the marketing, distribution and servicing of medical equipment in China and Hong Kong (except that sales and distribution related activities in relation to sales and servicing in China and Hong Kong may take place in other jurisdictions) and (ii) the manufacturing, marketing, sales and distribution of medical devices and medical equipment and consumables, including our former Medical Products division. CML is currently 70%-owned by FosunPharma and 30%-owned by the Company. The Stock Purchase Agreement further provides that in the event that CML were not consummated within a prescribed period, then the Stock Purchase Agreement may be terminated by either party solely with respect to the Second Closing, provided the absence of such consummation was not principally caused by the terminating party. Although the prescribed period elapsed prior to the consummation of CML, no party has terminated the Stock Purchase Agreement, which remains in full force and effect. Nonetheless, as a practical matter, as a result of such elapse, either party may elect such termination (subject to such proviso), and thus there may be no obligation to consummate the Second Closing.

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

Shares of Common Stock Reserved

As of December 31, 2013, the Company has reserved 3,487,305 shares of common stock for issuance upon exercise of stock options, unvested restricted stock and Class B common stock convertibility.

9. EARNINGS PER SHARE

The following is a reconciliation of the numerators and denominators of the basic and diluted Earnings per Share (EPS) computations for net loss income and other related disclosures:

(in thousands except share and per share data)

	Year ended December 31,
	2013	2012	2011
Basic net (loss) income per share computation:
Numerator:
Net (loss) income	$(6,133)	$4,092	$3,201
Denominator:
Weighted average shares outstanding- basic	16,805,718	16,374,054	16,141,063
Net (loss) income per common share—basic:	$(.36)	$.25	$.20

Diluted net (loss) income per share computation:
Numerator:
Net (loss) income	$(6,133)	$4,092	$3,201
Interest expense for convertible notes	—	247	247

Numerator for diluted (loss) earnings per share	$(6,133)	$4,339	$3,448

Denominator:
Weighted average shares outstanding- basic	16,805,718	16,374,054	16,141,063
Effect of dilutive securities:
Shares issuable upon exercise of dilutive outstanding stock options, conversion of convertible debentures, vesting of restricted stock and exercise of warrants, PRSUs:	—	1,353,942	1,272,267

Weighted average shares outstanding-diluted	16,805,718	17,727,996	17,413,330

Net (loss) income per common share - diluted:	$(.36)	$.24	$.20

The following shares are not included in the computation of diluted earnings per share because the assumed proceeds were greater than the average market price of the Company’s stock during the related periods and the effect of including such options in the computation would be antidilutive:

	Year ended December 31,
	2013	2012	2011
Number of shares considered antidulitive for calculating diluted net income per share:	1,897,726	1,098,621	139,911

During the first quarter of 2012, the Company granted performance-based restricted stock unit (“PRSU”) awards representing at target approximately 214,000 shares. The Company includes the shares underlying the PRSU awards in the calculation of diluted EPS when they become contingently issuable and excludes such shares when they are not contingently issuable. Based on the achievement of results in excess of targets, 286,760 PRSUs were earned on December 31, 2012 and were included in the calculation of diluted EPS on a prorated basis for the year ended December 31, 2013.

During the first quarter of 2013, the Company granted PRSU awards representing a target approximately 147,800 shares. The Company includes the shares underlying the PRSU awards in the calculation of diluted EPS when they become contingently issuable and excludes such shares when they are not contingently issuable. For the year ended December 31, 2013, the Company has excluded such shares when calculating the diluted EPS as the performance conditions underlying the awards have not yet been satisfied.

10. INCOME TAXES

We recorded a $6,505,000 provision for taxes for the year ended December 31, 2013 compared to a provision for taxes of $6,799,000 for the year ended December 31, 2012 and $3,688,000 for the year ended

December 31, 2011. The effective tax rate was calculated in accordance with ASC 740-270. Our tax expense includes the effect of losses in entities for which we cannot recognize a benefit in accordance with the provisions of ASC 270 and ASC 740-270 and the effect of valuation allowance for deferred tax assets.

The Company’s effective tax rate is higher for the year ended December 31, 2013 than for the years ended December 31, 2012 and 2011. The table below provides detail into our consolidated pretax income (loss) and provision for income tax by separating this information into three categories: operating entities, start-up entities and corporate entities. Our operating entities consist of our established hospitals and clinics in China, and which therefore record tax expense at the China statutory rate of approximately 25%. Our start up entities for the years ended December 31, 2013, 2012 and 2011 in the table below consist of our hospital in Tianjin and the Rehabilitation Hospital in Beijing, and no tax benefit has been recorded for the effect of the start-up losses for those entities. Our parent company and subsidiary holding companies, referred to as the corporate entities in the table below, have incurred losses for which no tax benefits were recorded.

(in thousands)

	Year ended December 31, 2013
	Income (loss) Before Income Taxes	Provision for Income Taxes	Effective Tax Rate
Operating Entities	$22,142	$6,411	29%
Start-Up Entities	(13,371)	—	0%
Corporate Entities	(8,399)	94	-1%

Total	$372	$6,505	1749%

	Year ended December 31, 2012
	Income (loss) Before Income Taxes	Provision for Income Taxes	Effective Tax Rate
Operating Entities	$22,381	$6,852	31%
Start-Up Entities	(9,111)	—	0%
Corporate Entities	(2,379)	(53)	2%

Total	$10,891	$6,799	62%

	Year ended December 31, 2011
	Income (loss) Before Income Taxes	Provision for Income Taxes	Effective Tax Rate
Operating Entities	$12,065	$3,564	30%
Start-Up Entities	(1,370)	—	0%
Corporate Entities	(3,806)	124	-3%

Total	$6,889	$3,688	54%

We recognize interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2013, 2012 and 2011, we had no accrued interest or penalties related to uncertain tax positions.

U.S. and international components of income before income taxes were composed of the following for the years ended December 31, 2013, 2012 and 2011 (in thousands):

	December 31, 2013	December 31, 2012	December 31, 2011
U.S.	$(7,198)	$(3,293)	$(5,738)
Foreign	7,570	14,184	12,627

Total	$372	$10,891	$6,889

For the years ended December 31, 2013, 2012 and 2011, the provision for income taxes consists of the following (in thousands):

	December 31, 2013	December 31, 2012	December 31, 2011
Current:
Federal	$—	$—	$—
State	—	—	—
Foreign	(7,832)	(6,637)	(4,627)

	(7,832)	(6,637)	(4,627)

Deferred:
Federal	—	—	—
State	—	—	—
Foreign	1,327	(162)	939

	1,327	(162)	939

Total provision	$(6,505)	$(6,799)	$(3,688)

For the years ended December 31, 2013, 2012 and 2011, the provision for income taxes differs from the amount computed by applying the federal statutory income tax rate to the Company’s income from operations before income taxes as follows:

	December 31, 2013	December 31, 2012	December 31, 2011
Income tax expense at federal statutory rate	34.0%	34.0%	34.0%
State taxes (net of federal benefit)	(105)%	(1.3)%	(4.5)%
Foreign rate differential	(286)%	(14.3)%	(17.8)%
Change in valuation allowance (excluding assets transferred)	1,168%	26.3%	34.3%
Equity in net income of unconsolidated affiliate	105.0%	(3.2)%	(5.5)%
Non-deductible investor fees	0.0%	11.1%	7.2%
Stock-based compensation	209.0%	5.0%	4.2%
APB 23 Inclusion - Alma (subsidiary of CML)	68.0%	0.0%	0.0%
Transaction Costs	266.0%	0.0%	0.0%
Other permanent differences	293.0%	4.8%	1.6%

	1,752%	62.4%	53.5%

Deferred income taxes reflect the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows as of December 31, 2013 and 2012 (in thousands):

	December 31, 2013	December 31, 2012
Deferred tax assets, net:
Allowance for doubtful accounts	$3,560	$2,630
Accrued expenses	2,017	1,132
Net operating loss carryforwards	9,929	7,228
Alternative minimum tax	107	107
Start-up costs	2,012	1,129
Stock based compensation	1,796	1,763
Deferred rent	134	37

	19,555	14,026
Valuation allowance	(13,617)	(9,120)

Deferred tax assets, net of valuation allowance	5,938	4,906
Deferred tax liabilities:
Foreign income not indefinately reinvested	(252)	—
Convertible debt beneficial conversion feature	—	(486)
Subpart F Income Inclusion Limitation	—	(284)
Depreciation	(266)	(189)
Other	(77)	(75)

Total deferred tax liabilities	(595)	(1,034)

Total net deferred taxes	$5,343	$3,872

The Company has U.S. federal net operating losses of approximately $13.0 million (including the windfall benefit from stock option exercise) which will expire between 2025 and 2033. The Company also has foreign losses from China of which approximately $22.6 million will expire between 2014 and 2018.

The exercise of stock options and certain stock grants generated an income tax deduction equal to the excess of the fair market value over the exercise price. In accordance with ASC 718, the Company will not recognize a deferred tax asset with respect to the excess stock compensation deductions until those deductions actually reduce our income tax liability. As such, the Company has not recorded a deferred tax asset related to the net operating losses resulting from the exercise of these stock options in the accompanying financial statements. At such time as the Company utilizes these net operating losses to reduce income tax payable, the tax benefit will be recorded as an increase in additional paid in capital. As of December 31, 2013, the cumulative amount of the unrecognized tax benefit related to such option exercises and certain stock grants was $2,984,000.

Management assessed the realization of its deferred tax assets throughout each of the quarters for the year ended December 31, 2013. Management records a valuation allowance when it determines based on available positive and negative evidence, that it is more likely than not that some portion or all of its deferred tax assets will not be realized.

The valuation allowance as of December 31, 2013 and 2012 was $13.6 million and $9.1 million, respectively.

The Company intends to indefinitely reinvest the undistributed earnings of its controlled foreign subsidiaries. There are certain foreign subsidiaries under the CML JV where distributions would cause the Company to recognize U.S. tax even if such distributions are not repatriated to the U.S. Since the Company does not control the decision on distributions from these entities, we cannot assert that there would be indefinite reinvestment of earnings. Accordingly, the annualized effective tax rate applied to the Company’s pre-tax income for the year ended December 31, 2013 did not include any provision for U.S. federal and state taxes on the projected amount of these undistributed 2013 foreign earnings except for the aforementioned non-controlled subsidiaries. The total amount of undistributed earnings as of December 31, 2013 for which no U.S. tax has been provided was approximately $75.3 million.

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

The Company and its subsidiaries file income tax returns for U.S. federal jurisdiction and various states and foreign jurisdictions. For income tax returns filed by the Company, the Company is no longer subject to U.S. federal, state and local tax examinations by tax authorities for years before 2010, although carryforward tax attributes that were generated prior to 2010 may still be adjusted upon examination by tax authorities if they either have been or will be utilized. For the foreign jurisdictions, the Company is no longer subject to local examinations by the tax authorities for years prior to 2009.

As of December 31, 2013 and 2012, the Company had no unrecognized tax benefits, nor did it have any that would have an effect on the effective tax rate. The Company’s policy is that it would recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of December 31, 2013 and 2012, the Company had no accrued interest or penalties related to uncertain tax positions.

11. COMMITMENTS

Leases

The Company leases office space and space for hospital and clinic operations under operating leases. Future minimum payments under these noncancelable operating leases consist of the following: (in thousands):

Year ending December 31:
2014	$9,789
2015	9,143
2016	7,668
2017	7,190
2018	6,856
Thereafter	61,137

Net minimum rental commitments	$101,783

The above leases require the Company to pay certain pass through operating expenses and rental increases based on inflation.

Rental expense was approximately $10,138,000, $7,937,000 and $6,199,000 for the years ended December 31, 2013, 2012 and 2011, respectively.

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

The fair value of the Company’s long-term debt was based on an estimate of the present value of the debt payments. As of December 31, 2013, the carrying value of the Company’s debt outstanding for the IFC 2005 RMB Loan, IFC 2013 loan, DEG 2013 loan and Exim loan was $30.4 million, and the estimated fair value was $30.4 million. The carrying amounts of the remaining debt instruments approximate fair value, as the instruments are subject to variable rates of interest or have short maturities.

13. CONCENTRATIONS OF CREDIT RISK

Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivables. Substantially all of the Company’s cash and cash equivalents at December 31, 2013 and December 31, 2012 were held by two U.S. financial institution, one Hong Kong financial institution and six Chinese financial institutions.

The medical services and products provided by United Family Hospitals and Clinics and the marketing of such services are performed exclusively for/to patients in China. The Company’s results of operations and its ability to obtain financing could be adversely affected if there was a deterioration in trade relations between the United States and China.

The Company’s assets, consisting principally of cash and cash equivalents, accounts receivable, inventories, investment in unconsolidated affiliate, property and equipment and other assets, are primarily located in China. As of December 31, 2013, the Company’s assets in China were approximately $234,050,000, and $211,237,000 as of December 31, 2013 and 2012, which includes the equity investment in CML.

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

As of December 31, 2013, the Company’s clinics in Beijing, Shanghai and Guangzhou were consolidated VIEs. These entities were founded for the express purpose of projecting United Family Healthcare general patient services closer to a large patient population for the convenience of the patients.

15. SELECTED QUARTERLY DATA (UNAUDITED)

(in thousands except per share data)

For the year ended December 31, 2013:	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$41,565	$45,977	$43,058	$48,788
Income (loss) before income taxes	1,824	1,566	(2,790)	(228)
Net loss	(62)	(122)	(3,825)	(2,124)
Net loss per common share - basic	(.00)	(.01)	(.23)	(.12)
Net loss per common share - diluted	(.00)	(.01)	(.23)	(.12)

For the year ended December 31, 2012:	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$32,512	$39,117	$37,299	$43,514
Income before income taxes	728	3,534	814	5,815
Net (loss) income	(531)	1,810	(664)	3,477
Net (loss) income per common share - basic	(.03)	.11	(.04)	.21
Net (loss) income per common share - diluted	(.03)	.11	(.04)	.20

16. SUBSEQUENT EVENTS

Merger Agreement

On February 17, 2014, the Company entered into the Merger Agreement. Merger Parent is indirectly owned by TPG, and, upon the closing, Fosun will also become a limited partnership interest holder of Merger Parent. Under the terms of the Merger Agreement, Merger Sub will be merged with and into the Company, as a result of which the Company will continue as the surviving corporation and a wholly-owned subsidiary of Merger Parent.

Under the terms of the Merger Agreement, which has been unanimously approved by the Board upon the recommendation of the Transaction Committee, at the effective time of the Merger each outstanding share of the Company’s common stock, other than shares owned by Merger Parent, Merger Sub and other affiliates of Merger Parent, including TPG, shares contributed to Merger Parent by rollover stockholders, including Fosun, Ms. Lipson (the Company’s chief executive officer) and her affiliated trusts and any additional rollover stockholders, shares held in the Company’s treasury; and shares owned by any stockholders who properly exercise appraisal rights under Delaware law, will be cancelled and converted into the right to receive the Merger Consideration. Each option to purchase the Company’s common stock that is outstanding as of the effective time of the Merger (other than certain options that will be converted into options to acquire Merger Parent equity) will be cancelled in exchange for the right to receive the excess of $19.50 over the exercise price of such option, less applicable taxes required to be withheld. Restricted stock and restricted stock units that are not vested immediately prior to the effective time shall be fully vested and free of any forfeiture restrictions immediately prior to the effective time, whereupon the shares represented thereby (net of any shares withheld to cover applicable withholding and excise taxes) shall be converted into the right to receive in cash the Merger Consideration per share. The Merger Consideration represents an implied premium of approximately 14% over the current market price per share, 17% over the volume weighted average trading price per share for the last 30 days, and 86% over the closing price per share since the formation of the Transaction Committee on December 26, 2012. The transaction will result in the Company becoming a private company.

In the Merger Agreement, the Company has made customary representations and warranties that expire at the effective time of the Merger, as well as customary covenants, including, without limitation, covenants regarding the conduct of the business of the Company prior to the consummation of the Merger and the use of commercially reasonable efforts to cause the Merger to be consummated as promptly as practicable.

Under the terms of the Merger Agreement, the Company and its advisors are permitted to actively solicit and consider alternative acquisition proposals from third parties for the period commencing February 17, 2014 through the Solicitation Period End Time. The Company’s management and Fosun, as current stockholders of the Company, are permitted to initiate, solicit and encourage, whether publicly or otherwise, alternative acquisition proposals, and enter into and maintain or continue substantive discussions or negotiations with respect to any such alternative acquisition proposals or otherwise cooperate with or assist or participate in, or encourage, any inquiries, proposals, substantive discussions or negotiations regarding any such alternative acquisition proposals. Beginning on the Solicitation Period End Time, the Company will become subject to customary “no shop” restrictions on its, its subsidiaries’ and their respective representatives’ ability to initiate, solicit or encourage alternative acquisition proposals from third parties and to provide information to or participate in discussions or negotiations with third parties regarding alternative acquisition proposals. However, for the period commencing from the Solicitation Period End Time through the Cut Off Date, the Company may continue to engage in the foregoing activities with any third party that has made an alternative acquisition proposal prior to the Solicitation Period End Time that the Transaction Committee has determined in good faith, after consultation with outside counsel and its financial advisors, constitutes or is reasonably likely to lead to a superior acquisition proposal, but only for so long as such third party is an Excluded Person. The Company does not anticipate disclosing developments with respect to this process unless and until the Transaction Committee and the Board make a decision regarding a potential superior acquisition proposal or the expiration of that period. There can be no assurances that this process will result in a superior acquisition proposal. In addition, Merger Parent may, subject to the terms of the Merger Agreement, respond to such proposals.

Notwithstanding the limitations applicable after the Solicitation Period End Time, prior to the receipt of the Company’s stockholder approval, the Company may under certain circumstances provide information to and participate in discussions or negotiations with third parties with respect to unsolicited alternative acquisition proposals that the Transaction Committee has in good faith determined constitutes or is reasonably likely to lead to a superior acquisition proposal.

The Merger Agreement may be terminated by the Company or Merger Parent under certain circumstances, including in specified circumstances in connection with superior acquisition proposals. Upon the termination of the Merger Agreement, under specified circumstances, the Company will be required to pay a termination fee, the amount of which would depend on the circumstances under which the Merger Agreement is terminated. If the Merger Agreement is terminated as a result from or in connection with the Company’s approval of a superior acquisition proposal that was first received at or prior to the Solicitation Period End Time or, with respect to an Excluded Person, the Cut Off Date, the termination fee payable by the Company to Merger Parent will be $3,690,000. If the termination fee becomes payable by the Company under any other circumstances, the amount of the termination fee will be $11,992,500. Under other specified circumstances under which the Merger Agreement is terminated, Merger Parent will be required to pay the Company a termination fee of $29,520,000.

Completion of the transaction is subject to certain conditions, including, among others, the approval by the Company’s stockholders, the approval by a majority of the Company’s disinterested stockholders, the approval by stockholders of Shanghai Fosun Pharmaceutical (Group) Co., Ltd., which is an affiliate of Fosun, the approval under Chinese antitrust laws and customary other closing conditions. A special meeting of the Company’s stockholders will be held following the filing of a definitive proxy statement with the SEC and subsequent mailing of the proxy statement to stockholders. The transaction will be financed through cash contributed by TPG, a combination of cash and equity contributed by Fosun and equity contributed by Ms. Lipson and her affiliated trusts and other additional rollover stockholders (if any). The transaction is not subject to a financing condition. Assuming the satisfaction of conditions, the Company expects the transaction to close in the second half of the 2014 calendar year.

The terms of the Merger Agreement did not impact the Company’s consolidated financial statements as of and for the fiscal year ended December 31, 2013.

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

Changes in Internal Control of Financial Reporting During the Quarter

Our management, including our principal executive and principal financial officers have evaluated any changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2013, and has concluded that there was no change that occurred during the quarter ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Management assessed internal control over financial reporting of the Company and subsidiaries as of December 31, 2013. The Company’s management conducted its assessment in accordance with the Internal Control—1992 Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Chief Executive Officer and the Chief Financial Officer concluded that our internal control over financial reporting was effective as of December 31, 2013.

BDO USA, LLP, the independent registered public accounting firm who also audited the Company’s consolidated financial statements, has issued its own attestation report on the effectiveness of internal controls over our financial reporting as of December 31, 2013, which is filed herewith.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required is set forth in the Proxy Statement with respect to our 2013 annual meeting of shareholders (the “Proxy Statement”), which is incorporated herein by reference.

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

(a)(1) The following consolidated financial statements of Chindex International, Inc. are included in Part II, Item 8:

Reports of Independent Registered Public Accounting Firm.

Consolidated Balance Sheets as of December 31, 2013 and 2012.

Consolidated Statements of Operations for the years ended December 31, 2013, 2012 and 2011.

Consolidated Statements of Comprehensive (Loss) Income for the years ended December 31, 2013, 2012 and 2011.

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2013, 2012 and 2011.

Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011.

Notes to Consolidated Financial Statements.

(a)(2) The following financial statement schedule of Chindex International is included in Item 15(d):

Schedule II Valuation and Qualifying Accounts.

Description (amounts in thousands)	Balance beginning of year	Additions expensed	Additions not expensed	Deductions	Balance end of year
For the year ended December 31, 2013:
Allowance for doubtful receivables	$10,612	4,211	382	867	$14,338
Deferred income tax valuation allowance	$9,120	—	4,672	175	$13,617
For the year ended December 31, 2012:
Allowance for doubtful receivables	$8,300	3,179	30	897	$10,612
Deferred income tax valuation allowance	$6,242	—	2,921	43	$9,120
For the year ended December 31, 2011:
Allowance for doubtful receivables	$6,748	2,131	368	947	$8,300
Deferred income tax valuation allowance	$2,340	2,311	1,591	—	$6,242

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

(b)	Exhibits

The exhibits listed below are filed as a part of this Annual Report:

2.1	Agreement and Plan of Merger, dated as of February 17, 2014, by and among Chindex International, Inc., Healthy Harmony Holdings, L.P. and Healthy Harmony Acquisition, Inc. Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed February 18, 2014 (the “February 18, 2014 Form 8-K”).

3.1	Amended and Restated Certificate of Incorporation of the Company dated October 28, 2004. Incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2005.

3.2	Amendment to Certificate of Incorporation dated July 9, 2007. Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed July 10, 2007.

3.3	Amended and Restated Bylaws of the Company dated as of December 19, 2012. Incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed December 26, 2012.

3.4	Amendment to the Amended and Restated Bylaws of the Company dated as of February 17, 2014. Incorporated by reference to Exhibit 3.1 to the February 18, 2014 Form 8-K.

3.5	Certificate of Designations of Series A Junior Participating Preferred Stock of the Company. Incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2007.

4.1	Form of Specimen Certificate representing the Common Stock of the Company. Incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form SB-2 (No. 33-78446) (The “IPO Registration Statement”).

4.2	Form of Specimen Certificate representing the Class B Common Stock of the Company. Incorporated by reference to Exhibit 4.3 to the IPO Registration Statement.

4.3	Rights Agreement, dated as of June 7, 2007, between the Company and American Stock Transfer & Trust Company, as Rights Agent, which includes a form of Right Certificate as Exhibit B and a Summary of Rights to Purchase Preferred Stock as Exhibit C. Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed June 7, 2007.

4.4	Amendment No. 1 to Rights Agreement, dated as of November 4, 2007, between the Company and American Stock Transfer & Trust Company, as Rights Agent. Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed November 7, 2007.

4.5	Amendment No. 2 to Rights Agreement, dated as of June 8, 2010, between the Company and American Stock Transfer & Trust Company, as Rights Agent. Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed June 14, 2010 (the “June 14, 2010 Form 8-K”).

4.6	Amendment No. 3 to Rights Agreement, dated as of February 17, 2014, between the Company and American Stock Transfer & Trust Company, as Rights Agent. Incorporated by reference to Exhibit 4.1 to the February 18, 2014 Form 8-K.

10.1*	The Company’s 1994 Stock Option Plan, as amended as of July 17, 2001. Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the six months ended June 30, 2001.

10.2*	The Company’s 2004 Stock Incentive Plan. Incorporated by reference to Annex B to the Company’s Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on September 14, 2004.

10.3*	The Company’s 2007 Stock Incentive Plan, as amended and restated as of May 31, 2012. Incorporated by reference to Appendix A to the Company’s Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on April 30, 2012.

10.4*	The Company’s Executive Management Incentive Plan (“EMIP”) for the fiscal year ended December 31, 2013 (filed herewith).

10.5*	Form of Outside Director Restricted Stock Grant Letter. Incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed September 17, 2007 (the “September 17, 2007 Form 8-K”).

10.6*	Form of Employee Restricted Stock Grant Letter. Incorporated by reference to Exhibit 99.3 to the September 17, 2007 Form 8-K.

10.7*	Form of Employee Stock Option Grant Letter. Incorporated by reference to Exhibit 99.4 to the September 17, 2007 Form 8-K.

10.8*	Form of Stock Option Grant Letter for EMIP awards. Incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2009.

10.9*	Form of Employee Restricted Stock Grant Letter. Incorporated by reference to Exhibit 10.9 to the December 31, 2010 Form 10-K.

10.10*	Form of Executive Stock Option Grant Letter. Incorporated by reference to Exhibit 10.10 to the December 31, 2010 Form 10-K.

10.11*	Form of Executive Officer Performance-based Restricted Stock Unit (PRSU) Grant Letter. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 14, 2012.

10.12	Contractual Joint Venture Contract dated September 27, 1995 between Beijing Union Medical & Pharmaceutical General Corporation and the Company. Incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995.

10.13*	Amended and Restated Employment Agreement, dated as of December 15, 2008, between the Company and Roberta Lipson. Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the three months ended December 31, 2008.

10.14*	Amendment, dated as of June 28, 2013, to Amended and Restated Employment Agreement, dated as of December 15, 2008, between the Company and Roberta Lipson. Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 2013 (the “June 30, 2013 Form 10-Q”).

10.15*	Amended and Restated Employment Agreement, dated as of December 15, 2008, between the Company and Elyse Beth Silverberg. Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the three months ended December 31, 2008.

10.16*	Amendment, dated as of December 31, 2010, to Amended and Restated Employment Agreement, dated as of December 15, 2008, between the Company and Elyse Beth Silverberg. Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed January 6, 2011 (the “January 6, 2011 Form 8-K”).

10.17*	Amendment, dated as of June 28, 2013, to Amended and Restated Employment Agreement, dated as of December 15, 2008, between the Company and Elyse Beth Silverberg. Incorporated by reference to Exhibit 10.2 to the June 30, 2013 Form 10-Q.

10.18*	Amended and Restated Employment Agreement, dated as of December 22, 2008, between the Company and Lawrence Pemble. Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the three months ended December 31, 2008.

10.19*	Amendment, dated as of December 31, 2010, to Amended and Restated Employment Agreement, dated as of December 22, 2008, between the Company and Lawrence Pemble. Incorporated by reference to Exhibit 10.7 to the January 6, 2011 Form 8-K.

10.20*	Amendment, dated as of January 1, 2012, to Amended and Restated Employment Agreement, dated as of December 22, 2008, between the Company and Lawrence Pemble. Incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011 (the “December 31, 2011 Form 10-K”).

10.21*	Amendment, dated as of June 28, 2013, to Amended and Restated Employment Agreement, dated as of December 22, 2008, between the Company and Lawrence Pemble. Incorporated by reference to Exhibit 10.3 to the June 30, 2013 Form 10-Q.

10.22*	Amended and Restated Employment Agreement, dated as of January 1, 2012, between the Company and Robert Low. Incorporated by reference to Exhibit 10.23 to the December 31, 2011 Form 10-K.

10.23*	Amendment, dated as of September 3, 2013, to Amended and Restated Employment Agreement, dated as of January 1, 2012, between the Company and Robert Low. Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the three months ended September 30, 2013.

10.24	Securities Purchase Agreement dated November 7, 2007 between the Company and Magenta Magic Limited. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 7, 2007.

10.25	Amendment and Restatement Agreement to RMB Loan Agreement, dated as of November 30, 2011, among Beijing United Family Health Center, Shanghai United Family Hospital, Inc. and International Finance Corporation. Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2012.

10.26	Guarantee Agreement dated October 11, 2005 between the Company and International Finance Corporation. Incorporated by reference to Exhibit 10.29 to the Company’s Quarterly Report on Form 10-Q for the six months ended September 30, 2005.

10.27	Loan Agreement dated December 10, 2007 between the Company and International Finance Corporation. Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed December 13, 2007 (the “December 13, 2007 Form 8-K”).

10.28	Amendment to Loan Agreement, dated as of January 3, 2008, between Chindex China Healthcare Finance, LLC and International Finance Corporation. Incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed January 14, 2008 (the “January 14, 2008 Form 8-K”).

10.29	Securities Purchase Agreement dated December 10, 2007 between the Company and International Finance Corporation. Incorporated by reference to Exhibit 10.1 to the December 13, 2007 Form 8-K.

10.30	Loan Agreement, dated as of January 8, 2008, between Chindex China Healthcare Finance, LLC and DEG-Deutsche Investitions-Und Entwicklungsgesellschaft. Incorporated by reference to Exhibit 4.1 to the January 14, 2008 Form 8-K.

10.31	Amendment to Loan Agreement, dated as of May 27, 2009, between Chindex China Healthcare Finance, LLC and DEG-Deutsche Investitions-Und Entwicklungsgesellschaft. Incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2009.

10.32	SPV Guarantee Agreement, dated as of January 8, 2008, between Chindex China Healthcare Finance, LLC and DEG-Deutsche Investitions und Entwicklungsgesellschaft. Incorporated by reference to Exhibit 4.2 to the January 14, 2008 Form 8-K.

10.33	Contractual Joint Venture Contract dated February 9, 2002 between Shanghai Changning District Central Hospital and the Company. Incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

10.34	Lease Agreement between Shanghai Changning District Hospital and the Company related to the lease of the building for Shanghai United Family Hospital. Incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

10.35	Form of Common Stock Purchase Warrant issued to investors on March 24, 2005. Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed March 22, 2005.

10.36	Amendatory Letter No.1 dated February 5, 2009 to Loan Agreement dated December 10, 2007 between the Company and International Finance Corporation. Incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2009.

10.37	Stock Purchase Agreement dated June 14, 2010 among the Company, Fosun Industrial Co., Limited and Shanghai Fosun Pharmaceutical (Group) Co., Ltd. Incorporated by reference to Exhibit 10.1 to June 14, 2010 Form 8-K.

10.38	Stockholder Agreement dated June 14, 2010 among the Company, Fosun Industrial Co., Limited and Shanghai Fosun Pharmaceutical (Group) Co., Ltd. Incorporated by reference to Exhibit 10.2 to the June 14, 2010 Form 8-K.

10.39	Formation Agreement dated December 28, 2010 among Fosun Industrial Co., Limited, Ample Up Limited, Shanghai Fosun Pharmaceutical (Group) Co., Ltd., the Company, Chindex Medical Holdings (BVI) Limited and Chindex Medical Limited. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 28, 2010 (the “December 28, 2010 Form 8-K”).

10.40	Share Transfer Agreement dated December 27, 2010 between Shanghai Fosun Pharmaceutical (Group) Co., Ltd. and Chindex Export Limited. Incorporated by reference to Exhibit 10.2 to the December 28, 2010 Form 8-K.

10.41	Entrusted Management Agreement dated December 31, 2010 among Shanghai Technology Innovation Co., Ltd., Shanghai Fosun Pharmaceutical (Group) Co., Ltd. and Chindex Export Limited. Incorporated by reference to Exhibit 10.1 to the January 6, 2011 Form 8-K.

10.42	Shareholder’s Voting Proxy Agreement dated December 31, 2010 among Shanghai Technology Innovation Co., Ltd., Shanghai Fosun Pharmaceutical (Group) Co., Ltd. and Chindex Export Limited. Incorporated by reference to Exhibit 10.2 to the January 6, 2011 Form 8-K.

10.43	Joint Venture Governance and Shareholders Agreement dated December 31, 2010 among Chindex Medical Holdings (BVI) Limited, Ample Up Limited, Chindex Medical Limited and certain subsidiaries of Chindex Medical Limited and Fosun Pharmaceutical (Group) Co., Ltd. Incorporated by reference to Exhibit 10.3 to the January 6, 2011 Form 8-K.

10.44	Trademark License Agreement dated December 31, 2010 between the Company and Chindex Medical Limited. Incorporated by reference to Exhibit 10.4 to the January 6, 2011Form 8-K.

10.45	Services Agreement dated December 31, 2010 between the Company and Chindex Export Medical Products, LLC. Incorporated by reference to Exhibit 10.5 to the January 6, 2011Form 8-K.

10.46	Chindex Medical Limited consolidated financial statements for the year ended December 31, 2013 (filed herewith).

10.47	Certificate of Deposit Retention and Pledge Agreement, dated March 14, 2012, between Beijing United Family Health Center, China Merchants Bank Co., Ltd., Beijing Chaoyangmen Sub-branch and International Finance Corporation. Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2012.

10.48	Form of Indemnification Agreement between the Company and the Company’s directors and officers. Incorporated by reference to Exhibit 10.4 to the June 30, 2013 Form 10-Q.

10.49	Loan Agreement, dated as of March 7, 2013, between Beijing United Family Hospital Co., Ltd and International Finance Corporation. Incorporated by reference to Exhibit 10.5 to the June 30, 2013 Form 10-Q.

10.50	Guarantee Agreement, dated as of March 7, 2013, between Chindex International, Inc. and International Finance Corporation. Incorporated by reference to Exhibit 10.6 to the June 30, 2013 Form 10-Q.

10.51	Loan Agreement, dated as of March 7, 2013, between Beijing United Family Hospital Co., Ltd and DEG-Deutsche Investitions und Entwicklungsgesellschaft. Incorporated by reference to Exhibit 10.7 to the June 30, 2013 Form 10-Q.

10.52	Guarantee Agreement, dated as of March 7, 2013, between Chindex International, Inc. and DEG-Deutsche Investitions und Entwicklungsgesellschaft. Incorporated by reference to Exhibit 10.8 to the June 30, 2013 Form 10-Q.

10.53	Support Agreement, dated as of February 17, 2014, by and among Healthy Harmony Holdings, L.P., TPG Asia VI, L.P. and the Chindex International, Inc. stockholders named therein. Incorporated by reference to Exhibit 10.1 of the February 18, 2014 Form 8-K.

21.1	List of subsidiaries (filed herewith)

23.1	Consent of BDO USA, LLP (filed herewith)

23.2	Consent of Ernst & Young Hua Ming LLP (filed herewith)

31.1	Certification of the Company’s Chief Executive Officer Pursuant to Rule 13a-14(a) (filed herewith)

31.2	Certification of the Company’s Chief Financial Officer Pursuant to Rule 13a-14(a) (filed herewith)

31.3	Certification of the Company’s Principal Accounting Officer Pursuant to Rule 13a-14(a) (filed herewith)

32.1	Certification of the Company’s Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 (furnished herewith)

32.2	Certification of the Company’s Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 (furnished herewith)

32.3	Certification of the Company’s Principal Accounting Officer Pursuant to 18 U.S.C. Section 1350 (furnished herewith)

101.INS	XBRL Instance Document (filed herewith)

101.SCH	XBRL Taxonomy Extension Schema Document (filed herewith)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith)

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document (filed herewith)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (filed herewith)

*	Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINDEX INTERNATIONAL, INC.

Dated: March 17, 2014	By:	/S/ Roberta Lipson Roberta Lipson Chief Executive Officer (principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Dated: March 17, 2014	By:	/S/ Kenneth A. Nilsson Kenneth A. Nilsson Chairman of the Board

Dated: March 17, 2014	By:	/S/ Roberta Lipson Roberta Lipson Chief Executive Officer and Director (principal executive officer)

Dated: March 17, 2014	By:	/S/ Lawrence Pemble Lawrence Pemble Chief Operating Officer and Director

Dated: March 17, 2014	By:	/S/ Elyse Beth Silverberg Elyse Beth Silverberg Executive Vice President, Secretary and Director

Dated: March 17, 2014	By:	/S/ Robert C. Low Robert C. Low Senior Vice President of Finance, Chief Financial Officer, and Corporate Controller (principal financial and accounting officer)

Dated: March 17, 2014	By:	/S/ Holli Harris Holli Harris Director

Dated: March 17, 2014	By:	/S/ Carol R. Kaufman Carol R. Kaufman Director

Dated: March 17, 2014	By:	/S/ Julius Y. Oestreicher Julius Y. Oestreicher Director