Form 10-Q
period 2014-03-31
CHINDEX INTERNATIONAL INC
filed 2014-05-12
CIK 922717

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

The number of shares outstanding of each class of the registrant’s common equity, as of May 9, 2014, was 17,076,369 shares of Common Stock and 1,162,500 shares of Class B Common Stock.

CHINDEX INTERNATIONAL, INC.

INDEX

FORM 10-Q

PART I – FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CHINDEX INTERNATIONAL, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

(in thousands except share data)

(Unaudited)

	March 31, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$28,533	$33,107
Restricted cash	1,524	1,286
Accounts receivable, less allowance for doubtful accounts of $15,316 and $14,338, respectively	23,964	23,041
Receivables from affiliates	2,614	2,897
Inventories of supplies, net	2,917	2,781
Deferred income taxes	4,922	4,763
Other current assets	5,249	3,787

Total current assets	69,723	71,662
Restricted cash and sinking funds	18,394	19,262
Investment in unconsolidated affiliate	33,828	34,178
Property and equipment, net	114,916	113,838
Noncurrent deferred income taxes	835	811
Other assets	3,940	4,817

Total assets	$241,636	$244,568

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$4,336	$3,648
Accounts payable	11,427	11,705
Payable to affiliates	1,926	1,977
Accrued expenses	17,047	17,984
Other current liabilities	13,838	11,408
Income taxes payable	3,190	3,658

Total current liabilities	51,764	50,380
Long-term debt	25,139	26,715
Long-term deferred rent	1,560	1,223
Long-term deferred tax liability	229	231

Total liabilities	78,692	78,549

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value, 500,000 shares authorized, none issued Common stock, $.01 par value, 28,200,000 shares authorized, including 3,200,000 designated Class B:	—	—
Common stock – 17,076,369 and 16,934,753 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	171	169
Class B stock – 1,162,500 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	12	12
Additional paid-in capital	142,096	140,809
Retained earnings	8,936	12,450
Accumulated other comprehensive income	11,729	12,579

Total stockholders’ equity	162,944	166,019

Total liabilities and stockholders’ equity	$241,636	$244,568

The accompanying notes are an integral part of these consolidated condensed financial statements.

CHINDEX INTERNATIONAL, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(in thousands except share and per share data)

(Unaudited)

	Three months ended March 31,
	2014	2013
Healthcare services revenue	$49,885	$41,565

Operating expenses
Salaries, wages and benefits	28,036	22,663
Other operating expenses	6,440	5,715
Supplies and purchased medical services	5,955	4,965
Bad debt expense	1,114	979
Depreciation and amortization	3,242	2,302
Lease and rental expense	3,265	2,361
Merger transaction expenses	3,301	—

	51,353	38,985

(Loss) income from operations	(1,468)	2,580
Other income and (expenses)
Interest income	225	248
Interest expense	(359)	(102)
Equity in loss of unconsolidated affiliate	(350)	(900)
Miscellaneous income (expense)—net	20	(2)

(Loss) income before income taxes	(1,932)	1,824
Provision for income taxes	(1,582)	(1,886)

Net loss	$(3,514)	$(62)

Net loss per common share—basic	$(.20)	$(.00)

Weighted average shares outstanding—basic	17,687,275	16,549,761

Net loss per common share—diluted	$(.20)	$(.00)

Weighted average shares outstanding—diluted	17,687,275	16,549,761

The accompanying notes are an integral part of these consolidated condensed financial statements.

CHINDEX INTERNATIONAL, INC.

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(Unaudited)

	Three months ended March 31,
	2014	2013
Net loss	$(3,514)	$(62)

Other comprehensive income (loss):
Foreign currency translation adjustment	(736)	209
Share of other comprehensive (loss) income of unconsolidated affiliate	(114)	31

Other comprehensive (loss) income	(850)	240

Comprehensive (loss) income	$(4,364)	$178

The accompanying notes are an integral part of these consolidated condensed financial statements.

CHINDEX INTERNATIONAL, INC.

CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands except share data)

(Unaudited)

	Common Stock		Common Stock Class B		Additional Paid In	Retained	Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Capital	Earnings	Income	Total
Balance at December 31, 2013	16,934,753	$169	1,162,500	$12	$140,809	$12,450	$12,579	$166,019
Net loss	—	—	—	—	—	(3,514)	—	(3,514)
Foreign currency translation adjustment	—	—	—	—	—	—	(736)	(736)
Share of other comprehensive loss of unconsolidated affiliate	—	—	—	—	—	—	(114)	(114)
Stock based compensation	—	—	—	—	767	—	—	767
Options exercised and issuance of restricted stock, net of restricted stock forfeited	141,616	2	—	—	520	—	—	522

Balance at March 31, 2014	17,076,369	$171	1,162,500	$12	$142,096	$8,936	$11,729	$162,944

The accompanying notes are an integral part of these consolidated condensed financial statements.

CHINDEX INTERNATIONAL, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three months ended March 31,
	2014	2013
OPERATING ACTIVITIES
Net loss	$(3,514)	$(62)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	3,242	2,302
Inventory write down	2	3
Provision for doubtful accounts	1,114	979
Loss on disposal of property and equipment	8	4
Equity in net loss of unconsolidated affiliate	350	900
Deferred income taxes (benefit)	(234)	(131)
Stock based compensation	767	790
Foreign exchange loss	349	51
Amortization of debt issuance costs	272	2
Amortization of debt discount	—	62
Changes in operating assets and liabilities:
Accounts receivable	(2,263)	(3,300)
Receivables from affiliates	283	209
Inventories of supplies	(164)	(104)
Other current assets and other assets	(942)	(2,028)
Accounts payable, accrued expenses, other current liabilities and deferred revenue	1,824	1,436
Payable to affiliates	(50)	212
Income taxes payable	(438)	(177)

Net cash provided by operating activities	606	1,148
INVESTING ACTIVITIES
Purchases of property and equipment	(5,397)	(2,610)

Net cash used in investing activities	(5,397)	(2,610)
FINANCING ACTIVITIES
Restricted cash from IFC RMB loan sinking funds	446	438
Repayment of debt	(781)	(787)
Proceeds from exercise of stock options	522	—

Net cash provided by (used in) financing activities	187	(349)
Effect of foreign exchange rate changes on cash and cash equivalents	30	(20)

Net decrease in cash and cash equivalents	(4,574)	(1,831)
Cash and cash equivalents at beginning of period	33,107	33,184

Cash and cash equivalents at end of period	$28,533	$31,353

Supplemental disclosures of cash flow information:
Cash paid for interest	$239	$18
Cash paid for taxes	$2,235	$2,189
Non-cash investing and financing activities consist of the following:
Change in property and equipment additions included in accounts payable and payable to affiliates	$(80)	$(101)

The accompanying notes are an integral part of these consolidated condensed financial statements.

CHINDEX INTERNATIONAL, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Chindex International, Inc. (“Chindex” or “the Company”), founded in 1981, is an American healthcare company providing healthcare services in China through the operations of United Family Healthcare (“UFH”), a network of private care hospitals and affiliated ambulatory clinics. UFH currently operates in Beijing, Shanghai, Tianjin, and Guangzhou.

Note 1. PROPOSED MERGER

On February 17, 2014, the Company entered into an Agreement and Plan of Merger (the “Original Merger Agreement”) with Healthy Harmony Holdings, L.P., a Cayman Islands limited partnership (“Merger Parent”), and Healthy Harmony Acquisition, Inc., a Delaware corporation and a wholly-owned subsidiary of Merger Parent (“Merger Sub”). Merger Parent is indirectly owned by TPG Asia VI, L.P., a Cayman Islands limited partnership (“TPG”), and, upon the closing, Fosun Industrial Co., Limited, a corporation organized under the laws of Hong Kong (“Fosun Industrial”), and Roberta Lipson, the Company’s Chief Executive Officer, would also become limited partnership interest holders of Merger Parent. Under the terms of the Original Merger Agreement, shareholders of the Company would have received $19.50 per share in cash as merger consideration. Commencing on February 17, 2014, the Company and its representatives engaged in a “go shop” process pursuant to the Original Merger Agreement. In connection therewith, the Company received and considered a competing offer at $23.00 per share from a financial bidder. Following further bidding and the ultimate decline by that financial bidder to bid further, the Company on April 18, 2014 entered into an Amended and Restated Agreement and Plan of Merger (the “Amended Merger Agreement”) with Merger Parent and Merger Sub providing for the acquisition of the Company by a buyer consortium comprised of an affiliate of TPG, Fosun Industrial, and Roberta Lipson. Under the terms of the Amended Merger Agreement, Merger Sub will be merged (the “Merger”) with and into the Company, as a result of which the Company will continue as the surviving corporation and a wholly-owned subsidiary of Merger Parent. The Amended Merger Agreement, which has been unanimously approved by the Company’s Board of Directors upon the recommendation of the Board’s Transaction Committee comprised of independent and disinterested directors, amends and restates in its entirety the Original Merger Agreement.

Under the terms of the Amended Merger Agreement, among other changes, the merger consideration was increased to $24.00 per share in cash from the merger consideration of $19.50 per share in cash under the Original Merger Agreement.

Under the terms of the Amended Merger Agreement, at the effective time of the Merger (i) each outstanding share of the Company’s Common Stock, other than shares owned by Merger Parent, Merger Sub and any other subsidiary of Merger Parent, including shares contributed to Merger Parent by rollover stockholders (including Fosun Industrial, Ms. Lipson and any additional rollover stockholders), shares held in the Company’s treasury or owned by any subsidiary of the Company and shares owned by any stockholders who properly exercise appraisal rights under Delaware law, will be cancelled and converted into the right to receive the merger consideration of $24.00 per share in cash without interest, (ii) each option to purchase the Company’s Common Stock that is outstanding as of the effective time of the Merger (other than certain options that will be converted into options to acquire Merger Parent equity) will be cancelled in exchange for the right to receive the excess (if any) of the merger consideration per share over the exercise price of such option, less applicable taxes required to be withheld and (iii) restricted stock and restricted stock units that are not vested immediately prior to the effective time of the Merger (other than certain awards that will be converted into awards to acquire Merger Parent equity) will be fully vested and free of any forfeiture restrictions immediately prior to the effective time, whereupon the shares represented thereby (net of any shares withheld to cover applicable taxes) will be converted in the Merger into the right to receive in cash the merger consideration per share. The transaction will result in the Company becoming a private company.

In the Amended Merger Agreement, the Company has made customary representations and warranties that expire at the effective time of the Merger, as well as customary covenants, including, without limitation, covenants regarding the conduct of the business of the Company prior to the consummation of the Merger and the use of commercially reasonable efforts to cause the Merger to be consummated as promptly as practicable. The Amended Merger Agreement may be terminated by the Company or Merger Parent under certain circumstances. Upon the termination of the Amended Merger Agreement, under specified circumstances the Company will be required to pay a termination fee to Merger Parent in the amount of $14,623,500. Under other specified circumstances under which the Amended Merger Agreement is terminated, Merger Parent will be required to pay the Company a termination fee of $30,834,000, which amount will be guaranteed by TPG.

Consummation of the Merger is subject to certain conditions, including, among others, the adoption of the Amended Merger Agreement by the Company’s stockholders and by a majority of the Company’s disinterested stockholders, the regulatory approval under Chinese antitrust laws, and other customary closing conditions. A special meeting of the Company’s stockholders will be held following the filing of a definitive proxy statement with the SEC and subsequent mailing of the proxy statement to stockholders. The Merger will be financed through cash contributed by TPG, a combination of cash and equity contributed by Fosun Industrial (except that if the shareholders of Fosun Pharma fail to approve the cash contribution TPG will fund all such cash contribution) and equity contributed by Ms. Lipson. The Merger is not subject to a financing condition. Assuming the satisfaction of conditions specified in the Amended Merger Agreement, the Company expects the Merger to close in the second half of 2014.

In connection with the execution of the Original Merger Agreement, Ms. Lipson and her affiliated trusts, Ms. Silverberg, Mr. Pemble and Fosun, entered into a Support Agreement, dated February 17, 2014, with Merger Parent, TPG and Fosun Industrial (the “Support Agreement”), which likewise applies to the Amended Merger Agreement, pursuant to which the parties have agreed, among other things, to vote their respective shares in the Company in favor of the adoption of the Amended Merger Agreement and against any alternative acquisition proposals and to grant Merger Parent a proxy to vote such shares; provided however that the Company’s management and Fosun Industrial, as current stockholders of the Company, are permitted to engage in discussions or negotiations with parties that make alternative acquisition proposals if, and only during such time as, the Company is permitted under the Amended Merger Agreement to have discussions or negotiations with respect to such alternative acquisition proposal. The Support Agreement will terminate upon the earliest to occur of (i) the effective time of the Merger, (ii) the date and time the Amended Merger Agreement is terminated in accordance with its terms and provisions and (iii) the effectiveness of a mutual written agreement of the parties thereto to terminate the Support Agreement.

Note 2. BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements of the Company has been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

Recent Accounting Pronouncements

There have been no new accounting pronouncements or changes to accounting pronouncements during the three months ended March 31, 2014, as compared to the recent accounting pronouncements described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, that are of significance or potential significance to the Company.

Note 3. INVENTORIES OF SUPPLIES, NET

Inventories of supplies consist of medical supplies and pharmaceuticals in the amounts of $2,917,000 at March 31, 2014 and $2,781,000 at December 31, 2013.

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

Deconsolidation of Chindex MPD

FosunPharma has a controlling financial interest in CML. The Company was required to deconsolidate the MPD-contributed businesses when it ceased to have a controlling financial interest in the applicable subsidiaries. In its analysis, the Company concluded that CML was a voting interest entity, rather than a variable interest entity. Therefore, the reduction of the Company’s initial interest to 49% on December 31, 2010 indicated that it no longer had a controlling financial interest and needed to deconsolidate under Accounting Standards Codification (“ASC”) 810. Accordingly, Chindex deconsolidated its Medical Products division from its consolidated balance sheet, effective December 31, 2010.

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

The assets and liabilities of CML as of March 31, 2014 and December 31, 2013 were as follows (in thousands):

	March 31 , 2014	December 31 , 2013
Current assets	$145,541	$144,338
Noncurrent assets	232,546	234,440

Total assets	$378,087	$378,778

Current liabilities	$139,845	$141,053
Noncurrent liabilities	110,061	109,866

Total liabilities	249,906	250,919
Redeemable noncontrolling interests	10,143	10,001
Stockholders’ equity	118,038	117,858

Total liabilities and stockholders’ equity	$378,087	$378,778

The operating results of CML for the three months ended March 31, 2014 and 2013 were as follows (in thousands):

	Three months ended March 31,
	2014	2013
Revenue	$48,813	$18,676
Income (loss) before income taxes	664	(1,874)
Net income (loss)	374	(1,562)

The operating results of CML in 2014 and 2013 have thus far been significantly impacted by restructuring at the Ministry of Health, uncertainty surrounding proposed reforms and the disruption to normal hospital purchasing activity due to the government campaign to improve compliance in the public hospitals’ purchasing activities, all of which has led to an overall slowdown in business activity among capital medical equipment markets in China.

CML is a 70%-owned subsidiary of FosunPharma. The assets, liabilities and stockholders’ equity in the summarized financial data table presented above for CML have been prepared on a stand-alone basis, with the assets and liabilities of the entities contributed to CML by FosunPharma reported on a historical cost basis, while the assets and liabilities acquired from Chindex have been recorded on a fair value basis. In reporting its interest in the net assets and net (losses) earnings of CML using the equity method of accounting, Chindex includes its interest in the stand-alone financial statements of CML, and also records adjustments to reflect the amortization of basis differences attributable to the fair values in excess of net book values of identified tangible and intangible assets contributed by FosunPharma to CML at its formation date and also includes the amortization of acquisition accounting adjustment to reflect fair values in connection with CML’s investment in the net assets of Sisram (Alma). In addition, certain employees of CML participate in Chindex stock-based compensation programs. The expense for these stock options or restricted stock is recognized by CML as the services are provided. The total stock-based compensation expense recognized by CML for three months ended March 31, 2014 and 2013 were $290,000 and $388,000, respectively.

As of March 31, 2014 and December 31, 2013, Chindex had a receivable from CML entities of $2,614,000 and $2,897,000, respectively, primarily related to advance payments for procurement of medical equipment supplied under a logistics service agreement whereby CML serves as an agent for Chindex. As of March 31, 2014 and December 31, 2013, Chindex had a payable to CML entities of $1,926,000 and $1,977,000, respectively, which represented the actual purchases of medical equipment by CML on behalf of Chindex under the logistics service agreement.

Services Agreement

CML and Chindex entered into a services agreement (the “Services Agreement”), effective January 1, 2011. Under the Services Agreement, Chindex provides advice and support services as requested by CML. The services include management and administrative support services for marketing, sales and order fulfillment activities conducted in the United States and China, order processing and exporting of goods sold to customers in China, advice relating to the marketing of products sold in China by CML, analysis of sales opportunities and other assistance including services such as payroll, database administration, internal auditing, accounting and finance that will assist CML in carrying out its activities in the United States and China. For the three months ended March 31, 2014 and 2013, total expenses recognized by CML under the services agreement were $722,000 and $1,039,000, respectively, in addition to stock-based compensation.

Note 5. RESTRICTED CASH AND SINKING FUNDS

Restricted cash and sinking funds at March 31, 2014 and December 31, 2013 consist of the following:

(in thousands)

	March 31, 2014	December 31, 2013
Current
IFC RMB loan interest collateral	$446	$450
China Exim loan collateral	1,078	836

	$1,524	$1,286

Noncurrent
IFC RMB loan sinking fund	$10,992	$11,542
China Exim loan collateral—Certificates of Deposit	7,402	7,720

	$18,394	$19,262

The China Exim loan collateral of $1,078,000 consists of a number of deposits for the China Exim loan with an interest rate of 3% per annum, and the term of the deposits is from March 2014 to March 2015. The IFC RMB loan interest collateral of $446,000 consists of a deposit for the IFC RMB loan with an interest rate of 4.4% per annum, and the term of the deposit is from March 2014 to March 2015.

The IFC RMB loan sinking fund consists of Certificates of Deposit (CDs) for the advance funding of the loan principal and interest for the Company’s IFC 2005 RMB loan from the International Finance Corporation (IFC). As of March 31, 2014, the CDs totaled $10,992,000, and are recorded in long-term restricted cash and sinking funds. The RMB debt is also classified as long-term and will be paid off as originally scheduled on October 15, 2015. The CDs in the amount of $10,992,000 have an interest rate of 5%, and the term of the CDs are from March 22, 2014 to March 22, 2015.

In June 2011, the Company entered into a contract for the purchase of $11.1 million of medical equipment to be used at our newly expanded hospital facilities in Beijing. The equipment was primarily sourced from the United States. Since the equipment is for qualified government-sponsored projects under financing agreements between the U.S. Export-Import Bank and China’s Ministry of Finance, the Company may import the equipment into China on a duty and VAT free basis. The Company entered into loan agreements for the principal amount of $11.1 million, with a term of seven years, an interest rate of 2.15%, and a collateral cash deposit of approximately $7,402,000. Certificates of Deposit in a restricted account at a major bank in China were opened in June 2012 to provide the collateral for the expected draw of $11.1 million under the loan agreements. The Certificates of Deposit earn interest at a rate of 3.05% as of March 31, 2014, and the interest rate is reset every six months based on the bank’s standard rates, and the term of the CDs are from March 2014 to August 2019. The remaining steps to draw the principal of the loan were completed and the entire $11.1 million was drawn on October 18, 2012.

Note 6. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consists of the following:

(in thousands)

	March 31, 2014	December 31, 2013
Property and equipment, net consists of the following:
Furniture and equipment	$54,033	$53,281
Vehicles	327	361
Construction in progress	757	2,510
Leasehold improvements	96,112	91,166

	151,229	147,318
Less: accumulated depreciation and amortization	(36,313)	(33,480)

	$114,916	$113,838

Construction in progress relates to the development of the United Family Healthcare network of private hospitals and health clinics in China, including facilities and systems development. Additions incurred during the period pertained to the completion of the construction of the Beijing Rehabilitation Hospital and new clinics in Beijing and Shanghai. Remaining costs to complete major construction activities in progress are approximately $37 million. Capitalized interest on construction in progress was $28,000 and $125,000 during the three months ended March 31, 2014 and 2013, respectively. Depreciation and amortization expense for property and equipment for the three months ended March 31, 2014 and 2013 were $3,242,000 and $2,302,000, respectively.

Note 7. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:

(in thousands)

	March 31, 2014	December 31, 2013
Accrued expenses:
Accrued expenses—rent	$4,488	$7,158
Accrued compensation	9,207	8,063
Accrued expenses—other	3,352	2,763

	$17,047	$17,984

Other current liabilities:
Accrued other taxes payable- non-income	$1,223	$1,659
Customer deposits	9,418	6,430
Other current liabilities	3,197	3,319

	$13,838	$11,408

Note 8. DEBT

The Company’s short-term and long-term debt balances are (in thousands):

	March 31, 2014		December 31, 2013
	Short term	Long term	Short term	Long term
IFC 2005 RMB loan	$—	$10,546	$—	$10,641
IFC 2013 loan	1,500	4,500	1,125	4,875
DEG 2013 loan	1,250	3,750	937	4,063
China Exim loans	1,586	6,343	1,586	7,136

	$4,336	$25,139	$3,648	$26,715

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

Effective March 14, 2012, the Company entered into an Amendment and Restatement Agreement to the IFC 2005 RMB Loan Agreement, and a Certificate of Deposit Retention and Pledge Agreement. The agreements were necessary in order to incorporate the effects of the expansion of the Beijing hospital campus on the collateral and loan covenant provisions of the original IFC 2005 RMB Loan Agreement. The revised terms of the agreements provide for (1) advance funding by the Company of the full principal and interest amounts by the purchase of a series of Certificates of Deposit having a face amount equal to the full principal and interest amount and the subsequent pledge of such Certificates of Deposit to the IFC, and (2) significant reduction of loan covenants required under the original loan agreement. The advance funding of the loan principal and interest by the Company into restricted accounts rather than paying off the debt was necessary in order to avoid significant prepayment penalties. As of March 31, 2014, the Certificates of Deposit totaled $10,992,000 and are recorded in long-term restricted cash and sinking funds. The RMB debt is classified as long-term and will be paid off as originally scheduled on October 15, 2015.

As of March 31, 2014, the outstanding balance of this debt was 64,880,000 RMB (current translated value of $10,546,000) and was classified as long-term. As the advance funding of the sinking fund does not extinguish the long-term debt liability, the entire loan is expected to be classified as long-term until a financial reporting date that is less than one year from final maturity. The balance sheet classification of the sinking fund assets is similarly noncurrent, until a date that is less than one year from the lump sum payment.

IFC 2013 Loan

In March 2013, the Company entered into a $6,000,000 loan facility with IFC for the financing of the expansion projects at our flagship hospital in Beijing. In June 2013, we drew down the entire $6,000,000 from this facility. The loan currently bears interest at the three-month LIBOR rate plus a spread of 4.95%. The loan duration is five years, with a one-year grace period. Principal payments will be made on a quarterly basis, beginning on June 15, 2014 through March 15, 2018. The obligations of the borrower (BJU) under the IFC facility is guaranteed by Chindex and secured by a pledge of Chindex’s indirect ownership interest in the borrower. The issuance costs of $1,111,000 were capitalized and are being amortized over the 5-year life of the loan. Amortization of the issuance cost was approximately $62,000 for the three months ended March 31, 2014. The IFC Facility contains customary financial covenants, including maintenance of a maximum ratio of liabilities to tangible net worth and a minimum debt service coverage ratio, and covenants that, among other things, place limits on the Company’s ability to incur debt, create liens, make investments and acquisitions, sell assets, pay dividends, engage in transactions with affiliates, and make capital expenditures. The Company was in compliance with the financial covenants as of March 31, 2014.

In addition, we are currently in the final stages of negotiations with IFC regarding a loan agreement pursuant to which IFC would lend the Company a principal amount of up to $12 million related to the development of our Rehabilitation Hospital in Beijing.

DEG 2013 Loan

In March 2013, the Company entered into a $5,000,000 loan facility with Deutsche Investitions und Entwicklungsgesellschaft (DEG) for the financing of the expansion projects at our flagship hospital in Beijing. In June 2013, we drew down the entire $5,000,000 from this facility. The loan currently bears interest at the three-month LIBOR rate plus a spread of 4.95%. The loan duration is five years, with a one-year grace period. Principal payments will be made on a quarterly basis, beginning on June 15, 2014 through March 15, 2018. The obligations of the borrower (BJU) under the DEG facility is guaranteed by Chindex and secured by a pledge of Chindex’s indirect ownership interest in the borrower. The issuance costs of $316,000 were capitalized and are being amortized over the 5-year life of the loan. Amortization of the issuance cost was approximately $19,000 for the three months ended March 31, 2014. The DEG Facility contains customary financial covenants, including maintenance of a maximum ratio of liabilities to tangible net worth and a minimum debt service coverage ratio, and covenants that, among other things, place limits on the Company’s ability to incur debt, create liens, make investments and acquisitions, sell assets, pay dividends, engage in transactions with affiliates, and make capital expenditures. The DEG Facility also contains customary events of default. As of March 31, 2014, the Company was in compliance with the loan covenants.

China Exim Loans

In June 2011, the Company entered into a contract for the purchase of $11.1 million of medical equipment to be used at our newly expanded hospital facilities in Beijing. The equipment was primarily sourced from the United States. As qualified government-sponsored projects under financing agreements between the U.S. Export-Import Bank and China’s Ministry of Finance, this would allow the Company to import the equipment into China on a duty and VAT free basis. The Company entered into loan agreements with Export-Import Bank of China (“China Exim”) for the principal amount of $11.1 million, with a term of seven years, an interest rate of 2.15%, and a collateral cash deposit of approximately $8.6 million Certificates of Deposit in a restricted account were opened in June 2012 to provide the collateral for the expected draw of $11.1 million under the loan agreements. The remaining steps to draw the principal of the loan were completed and the entire $11.1 million was drawn on October 18, 2012. The issuance costs of $297,000 were capitalized and are being amortized over the 7-year lives of the loans. Amortization of the issuance was approximately $12,000 and $11,000 for the three months ended March 31, 2014 and 2013, respectively.

Debt Payments Schedule

The following table sets forth the Company’s debt obligations as of March 31, 2014:

	(In thousands)
	Total	2014	2015	2016	2017	2018	Thereafter
IFC 2005 loan	$10,546	$—	$10,546	$—	$—	$—	$—
IFC 2013 loan	6,000	1,500	1,125	1,500	1,500	375	—
China Exim loans	7,929	1,586	793	1,586	1,586	1,586	792
DEG 2013 loan	5,000	1,250	937	1,250	1,250	313	—

Total	$29,475	$4,336	$13,401	$4,336	$4,336	$2,274	$792

Note 9. TAXES

We recorded a $1,582,000 provision for taxes in the three months ended March 31, 2014 compared to a provision for taxes of $1,886,000 for the three months ended March 31, 2013. The effective tax rate was calculated in accordance with ASC 740-270. Our tax expense includes the effect of losses in entities for which we cannot recognize a benefit in accordance with the provisions of ASC 270 and ASC 740-270 and the effect of valuation allowance for deferred tax assets.

The Company’s effective tax rate is lower in the three months ended March 31, 2014 than in the three months ended March 31, 2013. The table below provides detail into our consolidated pretax loss and provision for income tax by separating this information into three categories: operating entities, start-up entities and corporate entities. Our operating entities consist of our established hospitals and clinics in China, and which therefore record tax expense at the China statutory rate of approximately 25%. Our start up entities in the table below primarily consists of our hospital in Tianjin and the newly-opened Rehabilitation Hospital in Beijing, and no tax benefit has been recorded for the effect of the start up losses for those entities. Our parent company and subsidiary holding companies, referred to as the corporate entities in the table below, have incurred losses for which no tax benefits were recorded.

(in thousands)

Period ended March 31, 2014

	Three months
	Income (loss) Before Income Taxes	Provision for Income Taxes	Effective Tax Rate
Operating Entities	$6,015	$1,588	26%
Start-Up Entities	(3,607)	—	0%
Corporate Entities	(4,340)	(6)	0%

Total	$(1,932)	$1,582	-82%

Period ended March 31, 2013

	Three months
	Income (loss) Before Income Taxes	Provision for Income Taxes	Effective Tax Rate
Operating Entities	$5,690	$1,886	33%
Start-Up Entities	(2,001)	—	0%
Corporate Entities	(1,865)	—	0%

Total	$1,824	$1,886	103%

We recognize interest and penalties related to uncertain tax positions in income tax expense. As of March 31, 2014 and December 31, 2013, we had no accrued interest or penalties related to uncertain tax positions.

Note 10. EARNINGS PER SHARE

The Company follows ASC 260 whereby basic earnings per share exclude any dilutive effects of options, restricted stock and performance restricted stock units and diluted earnings per share includes such effects. The Company does not include the effects of stock options, restricted stock and performance restricted stock units and convertible securities for periods when such an effect would be antidilutive.

The following is a reconciliation of the numerators and denominators of the basic and diluted Earnings per Share (EPS) computations for net (loss) income and other related disclosures (in thousands, except for share and per share data):

	Three months ended March 31,
	2014	2013
Basic net (loss) income per share computation:
Numerator:
Net loss	$(3,514)	$(62)
Denominator:
Weighted average shares outstanding- basic	17,687,275	16,549,761
Net loss per common share—basic:	$(.20)	$(.00)

Diluted net loss per share computation:
Numerator:
Net loss	$(3,514)	$(62)

Denominator:
Weighted average shares outstanding- basic	17,687,275	16,549,761
Effect of dilutive securities:
Shares issuable upon exercise of dilutive outstanding stock options, vesting of restricted stock and PRSUs:	—	—

Weighted average shares outstanding-diluted	17,687,275	16,549,761

Net loss per common share—diluted:	$(.20)	$(.00)

For the three months ended March 31, 2014 and 2013, there were 1,685,106 and 743,930 shares, respectively, which were not included in the calculation of diluted net loss per share as the effect would have been antidilutive.

During the first quarter of 2012, the Company granted performance-based restricted stock units (“PRSU”) awards representing at target approximately 214,000 shares. The Company includes the shares underlying the PRSU awards in the calculation of diluted EPS when they become contingently issuable and excludes such shares when they are not contingently issuable. Based on the achievement of results in excess of targets, 286,760 PRSUs was earned on December 31, 2012 and were included in the calculation of diluted EPS on a prorated basis for the three months ended March 31, 2014 and 2013.

During the first quarter of 2013, the Company granted PRSU awards representing at target approximately 147,800 shares. The Company includes the shares underlying the PRSU awards in the calculation of diluted EPS when they become contingently issuable and excludes such shares when they are not contingently issuable. For the three months ended March 31, 2014, the Company has excluded such shares when calculating the diluted EPS as the performance conditions underlying the awards have not yet been satisfied.

During the first quarter of 2014, the Company granted PRSU awards representing at target approximately 92,700 shares. The Company includes the shares underlying the PRSU awards in the calculation of diluted EPS when they become contingently issuable and excludes such shares when they are not contingently issuable. For the three months ended March 31, 2014, the Company has excluded such shares when calculating the diluted EPS as the performance conditions underlying the awards have not yet been satisfied.

Note 11. STOCKHOLDERS’ EQUITY

Stock-Based Compensation

The Company incurred stock based compensation expense of $767,000 and $790,000 for the three months ended March 31, 2014 and 2013, respectively, for Company employees and outside directors.

The Company granted restricted shares in the first quarter of 2014 that vest over a three-year period. The Company recognizes expense ratably over the vesting period of the stock options or restricted stock, net of estimated forfeitures. The Company will record additional expense if the actual forfeitures are lower than estimated and will record a recovery of prior expense if the actual forfeitures are higher than estimated.

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

The following table summarizes the stock option activity during the three months ended March 31, 2014:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)*
Options outstanding at December 31, 2013	1,074,490	$10.68
Granted	—	—
Exercised	(73,650)	8.59
Expired	(1,000)	13.26

Options outstanding at March 31, 2014	999,840	$10.83	3.72	$8,300

Options exercisable at March 31, 2014	990,839	$10.80	3.68	$8,256

*	The aggregate intrinsic value on this table was calculated based on the positive difference between the closing market price of the Company’s common stock on March 31, 2014 ($19.08) and the exercise price of the underlying options.

During the three months ended March 31, 2014 and 2013, the total intrinsic value of stock options exercised was $780,000 and $0, respectively, and the actual cash received upon exercise of stock options was $522,000 and $0, respectively. The unamortized fair value of the stock options as of March 31, 2014 was $48,000, the majority of which is expected to be expensed over the weighted-average period of 1.19 years.

The following table summarizes activity relating to restricted stock for the three months ended March 31, 2014:

	Number of shares underlying restricted stock	Aggregate Intrinsic Value of Restricted Stock (in thousands) *
Outstanding at December 31, 2013	416,225
Granted	75,500
Vested	—
Forfeited	(1,775)

Outstanding at March 31, 2014	489,950	$7,908

Expected to vest	379,192	$7,235

*	The aggregate intrinsic value on this table was calculated based on the closing market price of the Company’s common stock on March 31, 2014 ($19.08).

The weighted average remaining contractual term of the restricted stock, calculated based on the service-based term of each grant, is approximately two years. As of March 31, 2014, the unamortized fair value of the restricted stock was $3,575,000. This unamortized fair value is expected to be expensed over the weighted-average period of 1.74 years. Restricted stock is valued at the stock price on the date of grant.

Long-Term Incentive Plans

The Company has three long-term incentive plans in progress. Each plan has required performance, service and market conditions, with the exception that the 2014 LTIP does not have a market condition, as described below.

2014 LTIP

On March 27, 2014, the Company’s Compensation Committee, with the assistance of its independent executive compensation consultant, adopted a new long-term incentive program (“2014 LTIP”) under our amended and restated 2007 Stock Incentive Plan (the “Plan”) for 2014 grants to executive officers and other key employees of performance-based restricted stock units (“PRSUs”). The new program closely aligns the equity compensation paid to participants with the achievement of pre-set quantitative metrics. The new program also is intended to enable our equity awards to be deductible as performance-based compensation in accordance with Section 162(m) of the Code.

The awards under the 2014 LTIP are initially expressed as a target number of units. The target number of units will be adjusted to reflect the attainment of the Company’s performance metrics during the applicable performance period, which in the case of the awards granted for the 2014 LTIP, will be the combined calendar years 2014, 2015 and 2016. The performance metrics used for these awards are Revenue and Adjusted EBITDA, with the adjustment to the target number of units based on a combination of the level of performance on these metrics, ranging from zero if performance did not meet specified levels up to a maximum of 150% of the target number of units. The number of units earned vest based on continued employment at the end of 2017, subject to accelerated vesting in specified events. Upon the vesting of a unit, the award holder will receive one share of our common stock in settlement of that unit. The target number of PRSUs awarded under the 2014 LTIP was 92,700 units. Upon the completion of the service period, vested PRSUs will be settled by the delivery of Chindex common stock. Compensation expense is based on the fair value of the PRSUs at the grant date, which was equal to the stock price on the date of the grant and will be recognized over the combined performance and service periods of approximately 3.75 years, beginning on March 27, 2014. The Company recognized expense of $5,000 for the three months ended March 31, 2014. Based on our estimates as of March 31, 2014, the unamortized fair value of the PRSUs expected to be awarded, net of amount expected to be invoiced to CML, was $1,260,000. This unamortized fair value is expected to be expensed over the period through December 31, 2017, as adjusted to reflect the actual number of PRSUs awarded.

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

The awards under the 2013 LTIP are initially expressed as a target number of units. The target number of units will be adjusted to reflect the attainment of the Company’s performance metrics during the applicable performance period, which in the case of the awards granted for the 2013 LTIP, will be the combined calendar years 2013 and 2014. The performance metrics used for these awards are Revenue and Adjusted EBITDA, with the adjustment to the target number of units based on a combination of the level of performance on these metrics, ranging from zero if performance did not meet specified levels up to a maximum of 150% of the target number of units. The number of units so determined will be increased or decreased by up to 25% based on the Company’s stock performance during 2013 and 2014 relative to the performance of the NASDAQ Golden Dragon China Index. The number of units earned after this adjustment are subject to vesting based on continued employment, with one-half of the units vesting at the end of each of 2015 and 2016, subject to accelerated vesting in specified events. Upon the vesting of a unit, the award holder will receive one share of our common stock in settlement of that unit. The target number of PRSUs awarded under the 2013 LTIP was 147,800 units. Upon the completion of the service period, vested PRSUs will be settled by the delivery of Chindex common stock. Compensation expense is based on the estimated fair value of the PRSUs at the grant date, using a Monte Carlo simulation and will be recognized over the combined performance and service periods of approximately 3.75 years, beginning on March 27, 2013. Expense for the 2013 LTIP in the three months ended March 31, 2014 and 2013, net of amount invoiced to CML, was $127,000 and $7,000 in the three months ended March 31, 2014 and 2013, respectively.

Based on our estimates as of March 31, 2014, the unamortized fair value of the PRSUs expected to be awarded, net of amount expected to be invoiced to CML, was $1,144,000. This unamortized fair value is expected to be expensed over the period through December 31, 2016, as adjusted to reflect the actual number of PRSUs awarded.

2012 LTIP

The 2012 LTIP is similar to the 2013 LTIP, as both programs have four-year durations. However, the 2012 LTIP has a one-year performance period and three-year service period subsequent to the performance period, whereas the 2013 LTIP has a two-year performance period and a two-year service period subsequent to the performance period. The one-year performance period for the 2012 LTIP was completed on December 31, 2012. Actual financial results in 2012 exceeded targets, and the value of the Earned PRSUs will be amortized over the remaining service period through December 31, 2015. Expense for the 2012 LTIP in the three months ended March 31, 2014 and 2013, net of amount invoiced to CML, was $122,000 and $229,000, respectively. Based on our estimates as of March 31, 2014, the unamortized fair value of the PRSUs expected to be awarded, net of amount expected to be invoiced to CML was $588,000. This unamortized fair value is expected to be expensed over the period through December 31, 2015, as adjusted to reflect the actual number of PRSUs awarded.

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

Pursuant to the Stock Purchase Agreement, the sale of the Shares would be completed in two closings. The initial closing occurred on August 27, 2010, at which the Company issued 933,022 Shares to Investor for an aggregate purchase price of $13,995,330 or $13,803,000 net of transaction costs. At the second closing (the “Second Closing”) under the Stock Purchase Agreement, the Company would sell the remaining 1,057,425 Shares to Investor for an aggregate purchase price of $15,861,375. The Second Closing was subject to the consummation of CML, which was formed effective December 31, 2010. CML engages in the businesses of, among other things, (i) the marketing, distribution and servicing of medical equipment in China and Hong Kong and (ii) the manufacturing, marketing, sales and distribution of medical devices and medical equipment and consumables, including our former Medical Products division. CML was initially 51%-owned by FosunPharma and 49%-owned by the Company, and is currently 30%-owned by the Company. The Stock Purchase Agreement further provides that in the event that the Second Closing was not consummated within a prescribed period, then the Stock Purchase Agreement could be terminated by either party solely with respect to the Second Closing, provided the absence of such consummation was not principally caused by the terminating party. As a result of the elapse of the prescribed period, the Company terminated the Stock Purchase Agreement on April 11, 2014.

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

Note 13. COMMITMENTS AND CONTINGENCIES

Leases

The Company leases office space, warehouse space, and space for hospital and clinic operations under operating leases. Future minimum payments under these non-cancelable operating leases consist of the following (in thousands):

Nine months ending December 31,
2014	$9,804
Year ending December 31,
2015	12,261
2016	10,443
2017	9,950
2018	9,576
Thereafter	88,993

Net minimum rental commitments	$141,027

The above leases require the Company to pay certain pass through operating expenses and rental increases based on inflation.

Rental expense was approximately $3,265,000 and $2,361,000 for the three months ended March 31, 2014 and 2013, respectively.

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

The fair value of debt was calculated based on an estimate of the present value of the debt payments. As of March 31, 2014, the carrying value of the Company’s debt outstanding for the IFC 2005 Loan, IFC 2013 loan, DEG 2013 loan and China Exim loan was $29.5 million, and the estimated fair value was $29.5 million. The carrying amounts of the remaining debt instruments approximate fair value, as the instruments are subject to variable rates of interest or have short maturities.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements contained in this quarterly report on Form 10-Q relating to plans, strategies, objectives, economic performance and trends and other statements that are not descriptions of historical facts may be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking information is inherently subject to risks and uncertainties, and actual results could differ materially from those currently anticipated due to a number of factors, which include, but are not limited to, the factors set forth under the heading “Risk Factors” and in other documents filed by the Company with the Securities and Exchange Commission from time to time, including, without limitation, the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. Forward-looking statements may be identified by terms such as “may,” “will,” “should,” “could,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “forecasts,” “potential,” or “continue” or similar terms or the negative of these terms. Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, levels of activity, performance or achievements. The Company has no obligation to update these forward-looking statements.

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

RESULTS OF OPERATIONS

Three months ended March 31, 2014 compared to three months ended March 31, 2013

Overview of Consolidated Results

We own and operate the United Family Healthcare network of private hospitals and clinics in the People’s Republic of China. United Family Healthcare currently operates hospitals and affiliated clinic facilities in the Beijing, Shanghai, Tianjin and Guangzhou markets. Our network operations in the Beijing, Shanghai and Guangzhou markets have earned the accreditation of the Joint Commission International. Our current network operations include the following facilities:

•	Beijing Market

– Beijing United Family Hospital main campus

•	120 licensed beds

•	As of the close of the recent period, 67 available beds

– United Family Rehabilitation Hospital

•	101 licensed beds

•	As of the close of the recent period, 15 available beds

– Five affiliated satellite clinics

•	Shanghai Market

– Shanghai United Family Hospital main campus

•	50 licensed beds

•	As of the close of the recent period, 30 available beds

– Two affiliated satellite clinics

– Two managed clinics

•	Tianjin Market

– Tianjin United Family Hospital main campus

•	26 licensed beds

•	As of the close of the recent period, 25 available beds

•	Guangzhou Market

– One affiliated clinic

We have undertaken a number of market expansion projects in our current markets:

Beijing. At Beijing United Family Hospital in 2014, we will begin a significant expansion which will add needed outpatient capacity for our core women and children services. We will continue to expand service offerings including comprehensive cancer care, neurosurgery, orthopedic surgery, cath lab and cardiovascular surgery. In addition, we will complete our initial expansion into western Beijing with a large outpatient clinic in the financial center.

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

Shanghai. In Shanghai in 2014, we will continue to expand service offerings at our main Puxi campus and operations in the Pudong clinic. In addition, we have secured the site for our future hospital facility in Pudong and are beginning design work for the project. In Puxi in 2014, we will complete the renovation and expansion of our inpatient facilities at our main Shanghai United Family Hospital campus.

Tianjin. In 2014, we will begin operations of our IVF (in vitro fertilization) clinic which has recently received operating approvals from the local government. In addition, we will continue to expand our primary care service offerings.

Guangzhou. In the southern tier one city of Guangzhou, we are near to finalizing plans for a new comprehensive care United Family hospital of approximately 200 beds, with a 2016 targeted opening (see “Liquidity and Capital Resources – Capital Resources and Financing Requirements”).

Qingdao. Following Tianjin, our expansion into second tier Chinese cities is planned for the affluent port city of Qingdao in Shandong Provence. We have secured a location and begun design and demolition work on the project which is planned to be a comprehensive care facility of approximately 50 beds, currently estimated to open over the 2015-2016 period.

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

In connection with the expansion plans outlined above, over the next twelve months we have planned capital expenditures of up to $37 million for construction, equipment and information systems (see “Liquidity and Capital Resources”). During the three months ended March 31, 2014, development, pre-opening and start-up expenses, including post-opening expenses, for these projects were $3,955,000 compared to $2,547,000 in the prior period, reflecting primarily expenses incurred for the Beijing, Pudong, Tianjin and Qingdao projects.

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

Our discussion and analysis below relates to the revenue and expenses of our healthcare services business for the three months ended March 31, 2014 compared to the comparable prior year period.

Net Revenue

(in thousands)

	Three months ended March 31,
	2014	2013	Change
Healthcare services net revenue	$49,885	$41,565	20%

Our healthcare services revenue for the three months ended March 31, 2014 was $49,885,000, a 20% increase from the three months ended March 31, 2013 revenue of $41,565,000. The increase in net revenue is attributable to growth in both inpatient and outpatient services.

The table below identifies the relative contribution of inpatient and outpatient services to gross revenue:

	Three months ended March 31,
	2014	2013
Inpatient/Outpatient gross revenue percentages
Inpatient services as percent of gross revenue	41%	43%
Outpatient services as percent of gross revenue	59%	57%

	100%	100%

The table below identifies the primary service lines contributing to gross revenue:

	Three months ended March 31,
	2014	2013
Gross revenue by service line (hospital facilities only):
Surgical services	18.4%	19.1%
OB/GYN	14.3%	14.4%
Pediatrics	9.9%	8.1%
Ancillary services
Laboratory	8.8%	8.4%
Radiology	8.9%	9.9%
Pharmacy	10.5%	11.7%
Internal Medicine	3.2%	3.6%
Emergency Room	2.9%	3.6%
Dental	5.7%	3.2%
Family Medicine	2.1%	1.8%
All other services	15.3%	16.2%

	100%	100%

Operating expenses

(in thousands)

	Three months ended March 31,
	2014	2013	Change
Salaries, wages and benefits	$28,036	$22,663	24%
Other operating expenses	6,440	5,715	13%
Supplies and purchased medical services	5,955	4,965	20%
Bad debt expense	1,114	979	14%
Depreciation and amortization	3,242	2,302	41%
Lease and rental expense	3,265	2,361	38%

Subtotal	48,052	38,985	23%
Merger transaction expenses	3,301	—	100%

	$51,353	$38,985	32%

Salaries, wages and benefits increased 24% in the recent period compared to the comparable prior year period primarily due to the increased headcount of 15.3% associated with the revenue increases and development activities as well as certain government mandated increases in social benefits. The increase in headcount was due to both increased activities in our existing facilities as well as for hiring new personnel to staff our expanded Beijing facilities.

Other operating expenses increased by $725,000, or 13%, primarily due to increased other professional fees of $296,000, repair and maintenance costs of $204,000 and foreign exchange loss of $298,000.

Supplies and purchased medical services increased by $990,000, or 20%, due to increased usage of medical supplies of $900,000, or 20% and increased pharmaceuticals of approximately $90,000, or 22%.

Bad debt expense increased by $135,000, and, as a percentage of net revenue, bad debt expense was 2.2% in 2014, compared to 2.4% in the prior year period, both of which are in line with our historic averages.

Depreciation and amortization expense increased by $940,000, or 41% to $3,242,000, primarily due to the opening of expanded facilities.

Lease and rental expense increased to $3,265,000 in the recent period compared to $2,361,000 in the prior year period, primarily due to the increase in the total building space utilized in the expanded operations of our hospital and clinic network.

Merger transaction expenses in the three months ended March 31, 2014 were $3,301,000 primarily for the legal and financial services provided to the Board’s Transaction Committee which consists of independent directors.

Other Income and Expenses

Interest income during the three months ended March 31, 2014 and 2013 was $225,000 and $248,000, respectively, primarily due to the low interest rates.

Interest expense during the three months ended March 31, 2014 and 2013 was $359,000 and $102,000, respectively, primarily due to increases of new loans.

Equity in loss of unconsolidated affiliates was ($350,000) and ($900,000) for the three months ended March 31, 2014 and 2013. This represents our 30% and 49% interest for the three months ended March 31, 2014 and 2013 in the net loss of CML.

Taxes

We recorded a provision for taxes of $1,582,000 for the three months ended March 31, 2014, compared to a provision for taxes of $1,886,000 for the three months ended March 31, 2013. The effective tax rate for our operating entities was 26% compared to 33% in the comparable prior year period. The remaining portion of the variance in the effective tax rate in the current period is primarily due to the effect of losses in start-up entities and corporate entities for which we cannot recognize tax benefits.

LIQUIDITY AND CAPITAL RESOURCES

The following table sets forth our cash and accounts receivable as of March 31, 2014 and December 31, 2013 (in thousands):

	March 31, 2014	December 31, 2013
Cash and cash equivalents	$28,533	$33,107
Accounts receivable	23,964	23,041
Receivables from affiliates	2,614	2,897

Cash Flows

The following table sets forth a summary of our cash flows from operating activities for the three months ended March 31, 2014 and 2013 (in thousands):

	Three months ended March 31,
	2014	2013
OPERATING ACTIVITIES
Net loss	$(3,514)	$(62)
Non cash items	5,870	4,962
Changes in operating assets and liabilities:
Accounts receivable	(2,263)	(3,300)
Receivable from affiliates	283	209
Inventories of supplies	(164)	(104)
Accounts payable, accrued expenses and other current liabilities	1,824	1,436
Payable to affiliates	(50)	212
Income tax payable	(438)	(177)
Other current assets and other assets	(942)	(2,028)

Net cash provided by operating activities	$606	$1,148

Operating cash flow for the three months ended March 31, 2014 was lower than the three months ended March 31, 2013, primarily due to the net loss and the increase of tax payments.

The following table sets forth a summary of our cash flows from investing activities for the three months ended March 31, 2014 and 2013 (in thousands):

	Three months ended March 31,
	2014	2013
INVESTING ACTIVITIES
Purchases of property and equipment	$(5,397)	$(2,610)

Net cash used in investing activities	$(5,397)	$(2,610)

Investing activities for the three months ended March 31, 2014 and 2013 included acquisitions of property and equipment in connection with our ongoing development and expansion of the United Family Healthcare network of private hospitals and clinics.

The following table sets forth a summary of our cash flows from financing activities for the three months ended March 31, 2014 and 2013 (in thousands):

	Three months ended March 31,
	2014	2013
FINANCING ACTIVITIES
Restricted cash from IFC RMB loan sinking funds	$446	$438
Repayment of debt	(781)	(787)
Proceeds from exercise of stock options	522	—

Net cash provided by (used in) financing activities	$187	$(349)

As of March 31, 2014, the Company utilized cash to fund the IFC RMB loan sinking funds of $446,000 and to make a payment for the Exim loan of $781,000. The Company also received the proceeds from the exercise of stock options of $522,000 for the three months ended March 31, 2014.

Capital Resources and Financing Requirements

Over the next twelve months, we anticipate total capital expenditures of up to approximately $37 million related to the maintenance and expansion of our business operations. Of this amount, up to approximately $15 million would be for maintenance and organic growth at our existing facilities in Beijing and Shanghai and up to approximately $5 million would be primarily related to network IT investment. Expansion projects would be expected to account for up to approximately $17 million of the remaining expenditures. These include final payments related to the opening of the Tianjin hospital of approximately $0.3 million, payments related to the Beijing Rehabilitation Hospital of approximately $1 million, payments related to clinic expansion in Beijing and Shanghai service areas of approximately $10 million, design and construction expenditures related to the Qingdao hospital project of up to $4.2 million, and design and construction expenditures for the Guangzhou hospital project of up to $1.5 million. We intend to fund these expenditures through corporate capital reserves, anticipated loan financings as described below and cash flow from operations. Registered foreign debt is expected to be secured by each operating foreign invested joint venture upon obtaining required governmental and credit approvals.

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

We currently do not have and may not be able to raise adequate capital to complete certain or all of our business strategies, including our ongoing expansion projects, or to react rapidly to changes in technology, products, services or the competitive landscape. We currently do not expect cash flow from operations to be sufficient to fund all of our currently existing and proposed expansion projects. Healthcare service in China often face high capital requirements in order to take advantage of new market opportunities, respond to rigorous competitive pressures and react quickly to changes in technology. Many of our competitors are committing substantial capital and, in many instances, are forming alliances to acquire or maintain market leadership. There can be no assurance that we will be able to satisfy our capital requirements in the future. In particular, our strategy of expanding our healthcare facilities and services includes the establishment and maintenance of healthcare facilities, which require particularly significant capital. With the strategy and goal of capitalizing on immediate opportunities in the evolving healthcare environment in China, we have in the past and likely in the future will consider and commence expansion projects that require and depend on the availability of significant capital, not all of which is available at the time of such consideration or commencement. Further, certain planned expansion projects including in particular the planned hospital facility in Guangzhou, are dependent upon significant funding that we understand have been arranged upon closing the Merger, but is not currently available or preliminary arranged. In the absence of sufficient available or obtainable capital, including such capital that would only be available or obtainable upon closing the Merger, we would be unable to establish or maintain healthcare facilities as planned or commenced, we may incur costs for projects that may not be completed as projected (if at all) and we may be required to seek capital in financings under circumstances and at times that limit the optimization of the terms of such financings.

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

FOREIGN CURRENCY EXCHANGE AND IMPACT OF INFLATION

Because we receive 100% of our revenue and generate approximately 92% of our expenses within China, we have foreign currency exchange risk. The Chinese currency (RMB) is not freely traded and is closely controlled by the Chinese Government. The U.S. dollar (USD) has experienced volatility in world markets recently. During the three months ended March 31, 2014, the RMB depreciated approximately 0.91% against the USD, resulting in an exchange loss of $349,000.

As part of our risk management program, we also perform sensitivity analyses to assess potential changes in revenue, operating results, cash flows and financial position relating to hypothetical movements in currency exchange rates. Our sensitivity analysis of changes in the fair value of the RMB to the USD at March 31, 2014, indicated that if the USD uniformly increased in value by 10% relative to the RMB, we would have experienced $56,000 increase in net loss. Conversely, a 10% increase in the value of the RMB relative to the USD at March 31, 2014, would have resulted in $68,000 decrease in net loss.

Based on the Consumer Price Index, for the three months ended March 31, 2014, the average annual rate of inflation in China and the United States was 2.2% and 1.4%, respectively. The average annual rate of inflation over the three-year period from 2011 to 2013 was 3.6% in China and 2.3% in the United States.

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

Changes in Internal Control over Financial Reporting

Our management, including our principal executive and principal financial officers have evaluated any changes in our internal control over financial reporting that occurred during the three months ended March 31, 2014, and has concluded that there was no change that occurred during the three months ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

2.1	Agreement and Plan of Merger, dated February 17, 2014, by and among the Company, Healthy Harmony Holdings, L.P. and Healthy Harmony Acquisition, Inc. Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed February 18, 2014 (the “February 18, 2014 Form 8-K”).

2.2	Amended and Restated Agreement and Plan of Merger, dated April 18, 2014, by and among the Company, Healthy Harmony Holdings, L.P. and Healthy Harmony Acquisition, Inc. Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed April 21, 2014 (the “April 21, 2014 Form 8-K”).

3.1	Restated Certificate of Incorporation of the Company. Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2013.

3.2	Amended and Restated Bylaws of the Company dated as of December 19, 2012. Incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed December 26, 2012.

3.3	Amendment to the Amended and Restated Bylaws of the Company, dated as of February 17, 2014. Incorporated by reference to Exhibit 3.1 to the February 18, 2014 Form 8-K.

3.4	Certificate of Designations of Series A Junior Participating Preferred Stock of the Company. Incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2007.

4.1	Form of Specimen Certificate representing the Common Stock of the Company. Incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form SB-2 (No. 33-78446) (the “IPO Registration Statement”).

4.2	Form of Specimen Certificate representing the Class B Common Stock of the Company. Incorporated by reference to Exhibit 4.3 to the IPO Registration Statement.

4.3	Rights Agreement, dated as of June 7, 2007, between the Company and American Stock Transfer & Trust Company, as Rights Agent, which includes a form of Right Certificate as Exhibit B and a Summary of Rights to Purchase Preferred Stock as Exhibit C. Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed June 7, 2007.

4.4	Amendment No. 1 to Rights Agreement, dated as of November 4, 2007, between the Company and American Stock Transfer & Trust Company, as Rights Agent. Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed November 7, 2007.

4.5	Amendment No. 2 to Rights Agreement, dated as of June 8, 2010, between the Company and American Stock Transfer & Trust Company, as Rights Agent. Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed June 14, 2010.

4.6	Amendment No. 3 to Rights Agreement, dated as of February 17, 2014, between the Company and American Stock Transfer & Trust Company, as Rights Agent. Incorporated by reference to Exhibit 4.1 to the February 18, 2014 Form 8-K.

4.7	Amendment No. 4 to Rights Agreement, dated as of April 18, 2014, between the Company and American Stock Transfer & Trust Company, as Rights Agent. Incorporated by reference to Exhibit 4.1 to the April 21, 2014 Form 8-K.

10.1	Support Agreement, dated February 17, 2014, by and among Healthy Harmony Holdings, L.P., TPG Asia VI, L.P. and the Company stockholders named therein. Incorporated by reference to Exhibit 10.1 to the February 18, 2014 Form 8-K

10.2	Amendment, dated as of March 18, 2014, to Amended and Restated Employment Agreement, dated as of December 15, 2008, between the Company and Roberta Lipson. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 24, 2014 (the “March 24, 2014 Form 8-K”)

10.3	Amendment, dated as of March 18, 2014, to Amended and Restated Employment Agreement, dated as of December 15, 2008, between the Company and Elyse Beth Silverberg. Incorporated by reference to Exhibit 10.2 to the March 24, 2014 Form 8-K.

10.4	Amendment, dated as of March 18, 2014, to Amended and Restated Employment Agreement, dated as of December 22, 2008, between the Company and Lawrence Pemble. Incorporated by reference to Exhibit 10.3 to the March 24, 2014 Form 8-K.

31.1	Certification of the Company’s Chief Executive Officer Pursuant to Rule 13a-14(a) (filed herewith)

31.2	Certification of the Company’s Chief Financial Officer Pursuant to Rule 13a-14(a) (filed herewith)

31.3	Certification of the Company’s Principal Accounting Officer Pursuant to Rule 13a-14(a) (filed herewith)

32.1	Certification of the Company’s Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 (furnished herewith)

32.2	Certification of the Company’s Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 (furnished herewith)

32.3	Certification of the Company’s Principal Accounting Officer Pursuant to 18 U.S.C. Section 1350 (furnished herewith)

101.INS	XBRL Instance Document (filed herewith)

101.SCH	XBRL Taxonomy Extension Schema Document (filed herewith)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith)

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document (filed herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHINDEX INTERNATIONAL, INC.

Dated: May 12, 2014	By: /s/ Lawrence Pemble
Lawrence Pemble
Chief Operating Officer and Director

Dated: May 12, 2014	By: /s/ Robert C. Low
Robert C. Low
Senior Vice President of Finance, Chief Financial Officer, and Corporate Controller
(Principal Financial and Accounting Officer)