Form 10-Q
period 2014-06-30
CHINDEX INTERNATIONAL INC
filed 2014-08-11
CIK 922717

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

The number of shares outstanding of each class of the registrant’s common equity, as of August 8, 2014, was 17,100,747 shares of Common Stock and 1,162,500 shares of Class B Common Stock.

CHINDEX INTERNATIONAL, INC.

INDEX

FORM 10-Q

PART I – FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CHINDEX INTERNATIONAL, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

(in thousands except share data)

(Unaudited)

	June 30, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$39,340	$33,107
Restricted cash	1,272	1,286
Accounts receivable, less allowance for doubtful accounts of $15,775 and $14,338, respectively	24,960	23,041
Receivables from affiliates	1,870	2,897
Inventories of supplies, net	2,975	2,781
Deferred income taxes	5,208	4,763
Other current assets	5,236	3,787

Total current assets	80,861	71,662
Restricted cash and sinking funds	18,391	19,262
Investment in unconsolidated affiliate	33,559	34,178
Property and equipment, net	115,286	113,838
Noncurrent deferred income taxes	905	811
Other assets	4,186	4,817

Total assets	$253,188	$244,568

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$4,336	$3,648
Accounts payable	12,567	11,705
Payable to affiliates	2,746	1,977
Accrued expenses	14,470	17,984
Other current liabilities	14,526	11,408
Income taxes payable	2,821	3,658

Total current liabilities	51,466	50,380
Long-term debt	36,450	26,715
Long-term deferred rent	1,530	1,223
Long-term deferred tax liability	229	231

Total liabilities	89,675	78,549

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value, 500,000 shares authorized, none issued	—	—
Common stock, $.01 par value, 28,200,000 shares authorized, including 3,200,000 designated Class B:
Common stock – 17,100,747 and 16,934,753 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	171	169
Class B stock – 1,162,500 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	12	12
Additional paid-in capital	143,489	140,809
Retained earnings	8,243	12,450
Accumulated other comprehensive income	11,598	12,579

Total stockholders’ equity	163,513	166,019

Total liabilities and stockholders’ equity	$253,188	$244,568

The accompanying notes are an integral part of these consolidated condensed financial statements.

CHINDEX INTERNATIONAL, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(in thousands except share and per share data)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Healthcare services revenue	$55,453	$45,977	$105,338	$87,542

Operating expenses
Salaries, wages and benefits	30,786	26,834	58,822	49,497
Other operating expenses	6,579	5,642	13,019	11,274
Supplies and purchased medical services	6,970	5,590	12,925	10,555
Bad debt expense	460	1,140	1,574	2,119
Depreciation and amortization	3,410	2,353	6,652	4,655
Lease and rental expense	3,371	2,410	6,636	4,771
Merger transaction expenses	2,035	109	5,336	192

	53,611	44,078	104,964	83,063

Income from operations	1,842	1,899	374	4,479
Other income and (expenses)
Interest income	226	241	451	489
Interest expense	(389)	(226)	(748)	(328)
Equity in loss of unconsolidated affiliate	(174)	(387)	(524)	(1,287)
Miscellaneous income—net	40	39	60	37

Income (loss) before income taxes	1,545	1,566	(387)	3,390
Provision for income taxes	(2,238)	(1,688)	(3,820)	(3,574)

Net loss	$(693)	$(122)	$(4,207)	$(184)

Net loss per common share—basic	$(.04)	$(.01)	$(.24)	$(.01)

Weighted average shares outstanding—basic	17,813,312	16,582,068	17,750,642	16,566,004

Net loss per common share—diluted	$(.04)	$(.01)	$(.24)	$(.01)

Weighted average shares outstanding—diluted	17,813,312	16,582,068	17,750,642	16,566,004

The accompanying notes are an integral part of these consolidated condensed financial statements.

CHINDEX INTERNATIONAL, INC.

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Net loss	$(693)	$(122)	$(4,207)	$(184)

Other comprehensive (loss) income:
Foreign currency translation adjustment	(150)	1,561	(886)	1,770
Share of other comprehensive (loss) income of unconsolidated affiliate	19	(198)	(95)	(167)

Other comprehensive (loss) income	(131)	1,363	(981)	1,603

Comprehensive (loss) income	$(824)	$1,241	$(5,188)	$1,419

The accompanying notes are an integral part of these consolidated condensed financial statements.

CHINDEX INTERNATIONAL, INC.

CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands except share data)

(Unaudited)

	Common Stock		Common Stock Class B		Additional Paid In	Retained	Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Capital	Earnings	Income	Total
Balance at December 31, 2013	16,934,753	$169	1,162,500	$12	$140,809	$12,450	$12,579	$166,019
Net loss	—	—	—	—	—	(4,207)	—	(4,207)
Foreign currency translation adjustment	—	—	—	—	—	—	(886)	(886)
Share of other comprehensive loss of unconsolidated affiliate	—	—	—	—	—	—	(95)	(95)
Stock based compensation	—	—	—	—	2,209	—	—	2,209
Purchase and retirement of restricted stock for tax witholding	(14,916)	—	—	—	(355)	—	—	(355)
Options exercised and issuance of restricted stock, net of restricted stock forfeited	180,910	2	—	—	826	—	—	828

Balance at June 30, 2014	17,100,747	$171	1,162,500	$12	$143,489	$8,243	$11,598	$163,513

The accompanying notes are an integral part of these consolidated condensed financial statements.

CHINDEX INTERNATIONAL, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six months ended June 30,
	2014	2013
OPERATING ACTIVITIES
Net loss	$(4,207)	$(184)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	6,652	4,655
Inventory write down	3	10
Provision for doubtful accounts	1,351	2,119
Loss on disposal of property and equipment	9	8
Equity in net loss of unconsolidated affiliate	524	1,287
Deferred income benefit	(589)	(519)
Stock based compensation	2,209	2,234
Foreign exchange loss (gain)	237	(286)
Amortization of debt issuance costs	272	5
Amortization of debt discount	—	124
Changes in operating assets and liabilities:
Accounts receivable	(3,495)	(4,967)
Receivables from affiliates	1,027	(612)
Inventories of supplies	(224)	(425)
Other current assets and other assets	(1,191)	(2,257)
Accounts payable, accrued expenses, other current liabilities and deferred rent	1,119	(4,232)
Payable to affiliates	769	(12)
Income taxes payable	(807)	(878)

Net cash provided by (used in) operating activities	3,659	(3,930)
INVESTING ACTIVITIES
Purchases of property and equipment	(9,137)	(5,899)

Net cash used in investing activities	(9,137)	(5,899)
FINANCING ACTIVITIES
Restricted cash from IFC RMB loan sinking funds	446	444
Restricted cash from Exim loan	252	—
Proceeds from debt	12,000	11,000
Repayment of debt	(1,469)	(800)
Repurchase of restricted stock for income tax withholding	(355)	(220)
Proceeds from exercise of stock options	828	114

Net cash provided by financing activities	11,702	10,538
Effect of foreign exchange rate changes on cash and cash equivalents	9	(87)

Net increase in cash and cash equivalents	6,233	622
Cash and cash equivalents at beginning of period	33,107	33,184

Cash and cash equivalents at end of period	$39,340	$33,806

Supplemental disclosures of cash flow information:
Cash paid for interest	$387	$57
Cash paid for taxes	$5,197	$5,005
Non-cash investing and financing activities consist of the following:
Change in property and equipment additions included in accounts payable and payable to affiliates	$(41)	$1,691

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

Note 2. BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements of the Company has been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

Accounts Receivable

Accounts receivable are customer obligations due under normal trade terms. Accounts receivable are reviewed on a quarterly basis to determine if any receivables will potentially be uncollectible based on the aging of the receivable and historical cash collections. Any accounts receivable that are determined to be uncollectible, along with a percentage allowance for each aging category of receivables are included in the overall allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Final write-offs of receivables in China require approval from Chinese tax authorities. Such approvals require substantial historical documentation of collection efforts and are not normally granted until several years have passed. As a result, the allowance for doubtful accounts is relatively high when compared to account receivable balances. Management believes the allowance for doubtful accounts as of June 30, 2014 and June 30, 2013 is adequate; however, actual write-offs might exceed the recorded allowance.

In management’s review of the allowance for doubtful accounts at June 30, 2014, it was noted that the allowance was too high at the end of the prior quarter ended March 31, 2014 by approximately $540,000. The reversal of the $540,000 resulted in the relatively low bad debt expense in the three months ended June 30, 2014. Management believes that the impact of correcting this in the three-month period ended June 30, 2014 is immaterial to both periods ended June 30, 2014 and March 31, 2014, respectively.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue From Contracts With Customers, that outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The ASU is based on the principle that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to fulfill a contract. Entities have the option of using either a full retrospective or a modified retrospective approach for the adoption of the new standard. The ASU becomes effective for the Company at the beginning of its 2017 fiscal year; early adoption is not permitted. The Company is currently assessing the impact that this standard will have on its consolidated financial statements.

Reclassification

Certain amounts related to merger transaction expenses, which were included in Other Operating expenses in the prior year three and six month periods, have been reclassified to the separate line item Merger Transaction Expenses for consistency of presentation.

Note 3. INVENTORIES OF SUPPLIES, NET

Inventories of supplies consist of medical supplies and pharmaceuticals in the amounts of $2,975,000 at June 30, 2014 and $2,781,000 at December 31, 2013.

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

The assets and liabilities of CML as of June 30, 2014 and December 31, 2013 were as follows (in thousands):

	June 30, 2014	December 31, 2013
Current assets	$147,507	$144,338
Noncurrent assets	233,673	234,440

Total assets	$381,180	$378,778

Current liabilities	$57,860	$141,053
Noncurrent liabilities	193,420	109,866

Total liabilities	251,280	250,919
Redeemable noncontrolling interests	10,331	10,001
Stockholders’ equity	119,569	117,858

Total liabilities and stockholders’ equity	$381,180	$378,778

The operating results of CML for the three and six months ended June 30, 2014 and 2013 were as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Revenue	$46,863	$39,286	$95,676	$57,962
Income (loss) before income taxes	1,746	(570)	2,410	(2,444)
Net income (loss)	1,116	(848)	1,490	(2,410)

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

CML is a 70%-owned subsidiary of FosunPharma. The assets, liabilities and stockholders’ equity in the summarized financial data table presented above for CML have been prepared on a stand-alone basis, with the assets and liabilities of the entities contributed to CML by FosunPharma reported on a historical cost basis, while the assets and liabilities acquired from Chindex have been recorded on a fair value basis. In reporting its interest in the net assets and net (losses) income of CML using the equity method of accounting, Chindex includes its interest in the stand-alone financial statements of CML, and also records adjustments to reflect the amortization of basis differences attributable to the fair values in excess of net book values of identified tangible and intangible assets contributed by FosunPharma to CML at its formation date and also includes the amortization of acquisition accounting adjustment to reflect fair values in connection with CML’s investment in the net assets of Sisram (Alma). In addition, certain employees of CML participate in Chindex stock-based compensation programs. The expense for these stock options or restricted stock is recognized by CML as the services are provided. The total stock-based compensation expense recognized by CML for three months ended June 30, 2014 and 2013 were $481,000 and $476,000, respectively. The total stock-based compensation expense recognized by CML for six months ended June 30, 2014 and 2013 were $771,000 and $863,000, respectively.

As of June 30, 2014 and December 31, 2013, Chindex had a receivable from CML entities of $1,870,000 and $2,897,000, respectively, primarily related to advance payments for procurement of medical equipment supplied under a logistics service agreement whereby CML serves as an agent for Chindex. As of June 30, 2014 and December 31, 2013, Chindex had a payable to CML entities of $2,746,000 and $1,977,000, respectively, which represented the actual purchases of medical equipment by CML on behalf of Chindex under the logistics service agreement.

Services Agreement

CML and Chindex entered into a services agreement (the “Services Agreement”), effective January 1, 2011. Under the Services Agreement, Chindex provides advice and support services as requested by CML. The services include management and administrative support services for marketing, sales and order fulfillment activities conducted in the United States and China, order processing and exporting of goods sold to customers in China, advice relating to the marketing of products sold in China by CML, analysis of sales opportunities and other assistance including services such as payroll, database administration, internal auditing, accounting and finance that will assist CML in carrying out its activities in the United States and China. For the three months ended June 30, 2014 and 2013, total expenses recognized by CML under the services agreement were $911,000 and $998,000, respectively, in addition to stock-based compensation. For the six months ended June 30, 2014 and 2013, total expenses recognized by CML under the services agreement were $1,633,000 and $2,037,000, respectively, in addition to stock-based compensation.

Note 5. RESTRICTED CASH AND SINKING FUNDS

Restricted cash and sinking funds at June 30, 2014 and December 31, 2013 consist of the following:

(in thousands)

	June 30, 2014	December 31, 2013
Current
IFC RMB loan interest collateral	$446	$450
China Exim loan collateral	826	836

	$1,272	$1,286

Noncurrent
IFC RMB loan sinking fund	$10,991	$11,542
China Exim loan collateral—Certificates of Deposit	7,400	7,720

	$18,391	$19,262

The China Exim loan collateral of $826,000 consists of a number of deposits for the China Exim loan with an interest rate between 3%-5% per annum, and the term of the deposits is from June 2014 to March 2015. The IFC RMB loan interest collateral of $446,000 consists of a deposit for the IFC RMB loan with an interest rate of 4.5% per annum, and the term of the deposit is from June 2014 to March 2015.

The IFC RMB loan sinking fund consists of Certificates of Deposit (CDs) for the advance funding of the loan principal and interest for the Company’s IFC 2005 RMB loan from the International Finance Corporation (IFC). As of June 30, 2014, the CDs totaled $10,991,000, and are recorded in long-term restricted cash and sinking funds. The RMB debt is also classified as long-term and will be paid off as originally scheduled on October 15, 2015. The CDs in the amount of $10,991,000 have an interest rate of 5%, and the term of the CDs are from June 2014 to October 2015.

In June 2011, the Company entered into a contract for the purchase of $11,100,000 of medical equipment to be used at our newly expanded hospital facilities in Beijing. The equipment was primarily sourced from the United States. Since the equipment is for qualified government-sponsored projects under financing agreements between the U.S. Export-Import Bank and China’s Ministry of Finance, the Company may import the equipment into China on a duty and VAT free basis. The Company entered into loan agreements for the principal amount of $11,100,000, with a term of seven years, an interest rate of 2.15%, and a collateral cash deposit of approximately $7,400,000. Certificates of Deposit in a restricted account at a major bank in China were opened in June 2012 to provide the collateral for the expected draw of $11,100,000 under the loan agreements. The Certificates of Deposit earn interest at a rate of 3.05% as of June 30, 2014, and the interest rate is reset every six months based on the bank’s standard rates, and the term of the CDs are from June 2014 to August 2019. The remaining steps to draw the principal of the loan were completed and the entire $11,100,000 was drawn on October 18, 2012.

Note 6. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consists of the following:

(in thousands)

	June 30, 2014	December 31, 2013
Property and equipment, net consists of the following:
Furniture and equipment	$56,463	$53,281
Vehicles	327	361
Construction in progress	1,733	2,510
Leasehold improvements	96,454	91,166

	154,977	147,318
Less: accumulated depreciation and amortization	(39,691)	(33,480)

	$115,286	$113,838

Construction in progress relates to the development of the United Family Healthcare network of private hospitals and health clinics in China, including facilities and systems development. Additions incurred during the period pertained to the completion of the construction of the Beijing Rehabilitation Hospital and new clinics in Beijing and Shanghai. Remaining costs to complete major construction activities in progress are approximately $31 million. Capitalized interest on construction in progress was $10,000 and $33,000 during the three months ended June 30, 2014 and 2013, respectively. Capitalized interest on construction in progress was $37,000 and $158,000 during the six months ended June 30, 2014 and 2013, respectively. Depreciation and amortization expense for property and equipment for the three months ended June 30, 2014 and 2013 were $3,410,000 and $2,353,000, respectively. Depreciation and amortization expense for property and equipment for the six months ended June 30, 2014 and 2013 were $6,652,000 and $4,655,000, respectively.

Note 7. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:

(in thousands)

	June 30, 2014	December 31, 2013
Accrued expenses:
Accrued expenses—rent	$5,625	$7,158
Accrued compensation	5,948	8,063
Accrued expenses—other	2,897	2,763

	$14,470	$17,984

Other current liabilities:
Accrued other taxes payable- non-income	$1,433	$1,659
Customer deposits	9,495	6,430
Other current liabilities	3,598	3,319

	$14,526	$11,408

Note 8. DEBT

The Company’s short-term and long-term debt balances are (in thousands):

	June 30, 2014		December 31, 2013
	Short term	Long term	Short term	Long term
IFC 2005 RMB loan	$—	$10,545	$—	$10,641
IFC 2013 loan	1,500	4,125	1,125	4,875
DEG 2013 loan	1,250	3,437	937	4,063
China Exim loans	1,586	6,343	1,586	7,136
IFC 2014 Rehab loan	—	12,000	—	—

	$4,336	$36,450	$3,648	$26,715

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

Effective March 14, 2012, the Company entered into an Amendment and Restatement Agreement to the IFC 2005 RMB Loan Agreement, and a Certificate of Deposit Retention and Pledge Agreement. The agreements were necessary in order to incorporate the effects of the expansion of the Beijing hospital campus on the collateral and loan covenant provisions of the original IFC 2005 RMB Loan Agreement. The revised terms of the agreements provide for (1) advance funding by the Company of the full principal and interest amounts by the purchase of a series of Certificates of Deposit having a face amount equal to the full principal and interest amount and the subsequent pledge of such Certificates of Deposit to the IFC, and (2) significant reduction of loan covenants required under the original loan agreement. The advance funding of the loan principal and interest by the Company into restricted accounts rather than paying off the debt was necessary in order to avoid significant prepayment penalties. As of June 30, 2014, the Certificates of Deposit totaled $10,991,000 and are recorded in long-term restricted cash and sinking funds. The RMB debt is classified as long-term and will be paid off as originally scheduled on October 15, 2015.

As of June 30, 2014, the outstanding balance of this debt was 64,880,000 RMB (current translated value of $10,545,000) and was classified as long-term. As the advance funding of the sinking fund does not extinguish the long-term debt liability, the entire loan is expected to be classified as long-term until a financial reporting date that is less than one year from final maturity. The balance sheet classification of the sinking fund assets is similarly noncurrent, until a date that is less than one year from the lump sum payment.

IFC 2013 Beijing United Family Hospital Loan

In March 2013, the Company entered into a $6,000,000 loan facility with IFC for the financing of the expansion projects at our flagship hospital in Beijing. In June 2013, we drew down the entire $6,000,000 from this facility. The loan currently bears interest at the three-month LIBOR rate plus a spread of 4.95%. The loan duration is five years, with a one-year grace period. Principal payments will be made on a quarterly basis, beginning on June 15, 2014 through March 15, 2018. The obligations of the borrower (BJU) under the IFC facility is guaranteed by Chindex and secured by a pledge of Chindex’s indirect ownership interest in the borrower. The issuance costs of $1,111,000 were capitalized and are being amortized over the 5-year life of the loan. Amortization of the issuance cost was approximately $60,000 and $122,000 for the three and six months ended June 30, 2014. Amortization of the issuance cost was deminimus in the prior year period. The IFC Facility contains customary financial covenants, including maintenance of a maximum ratio of liabilities to tangible net worth and a minimum debt service coverage ratio, and covenants that, among other things, place limits on the Company’s ability to incur debt, create liens, make investments and acquisitions, sell assets, pay dividends, engage in transactions with affiliates, and make capital expenditures. The Company was in compliance with the financial covenants as of June 30, 2014, except for one financial covenant for which the Company received a waiver.

DEG 2013 Beijing United Family Hospital Loan

In March 2013, the Company entered into a $5,000,000 loan facility with Deutsche Investitions und Entwicklungsgesellschaft (DEG) for the financing of the expansion projects at our flagship hospital in Beijing. In June 2013, we drew down the entire $5,000,000 from this facility. The loan currently bears interest at the three-month LIBOR rate plus a spread of 4.95%. The loan duration is five years, with a one-year grace period. Principal payments will be made on a quarterly basis, beginning on June 15, 2014 through March 15, 2018. The obligations of the borrower (BJU) under the DEG facility is guaranteed by Chindex and secured by a pledge of Chindex’s indirect ownership interest in the borrower. The issuance costs of $316,000 were capitalized and are being amortized over the 5-year life of the loan. Amortization of the issuance cost was approximately $17,000 and $36,000 for the three and six months ended June 30, 2014. Amortization of the issuance cost was deminimus in the prior year period. The DEG Facility contains customary financial covenants, including maintenance of a maximum ratio of liabilities to tangible net worth and a minimum debt service coverage ratio, and covenants that, among other things, place limits on the Company’s ability to incur debt, create liens, make investments and acquisitions, sell assets, pay dividends, engage in transactions with affiliates, and make capital expenditures. The DEG Facility also contains customary events of default. As of June 30, 2014, the Company was in compliance with the loan covenants.

China Exim Loans

In June 2011, the Company entered into a contract for the purchase of $11,100,000 of medical equipment to be used at our newly expanded hospital facilities in Beijing. The equipment was primarily sourced from the United States. As qualified government-sponsored projects under financing agreements between the U.S. Export-Import Bank and China’s Ministry of Finance, this would allow the Company to import the equipment into China on a duty and VAT free basis. The Company entered into loan agreements with Export-Import Bank of China (“China Exim”) for the principal amount of $11,100,000, with a term of seven years, an interest rate of 2.15%, and a collateral cash deposit of approximately $8,600,000 Certificates of Deposit in a restricted account were opened in June 2012 to provide the collateral for the expected draw of $11,100,000 under the loan agreements. The remaining steps to draw the principal of the loan were completed and the entire $11,100,000 was drawn on October 18, 2012. The issuance costs of $297,000 were capitalized and are being amortized over the 7-year lives of the loans. Amortization of the issuance was approximately $11,000 and $23,000 for the three and six months ended June 30, 2014, respectively.

IFC 2014 Rehabilitation Hospital Loan

On May 8, 2014, the Company entered into a $12,000,000 loan facility with IFC for the financing of the Beijing Rehabilitation Hospital project. In June 2014, we drew down the entire $12,000,000 from this facility. The loan currently bears interest at the three-month LIBOR rate plus a spread of 4.95%. The loan duration is 8.5 years, with a three-year grace period. Principal payments will be made on a semi-annual basis, beginning on June 15, 2017 through December 15, 2022. The obligations of the borrower (BJU) under the IFC facility is guaranteed by Chindex and secured by a pledge of Chindex’s indirect ownership interest in the borrower. The issuance costs of $44,000 were capitalized and are being amortized over the 8.5 year-life of the loan. Amortization of the issuance cost was de minimus during the period ended June 30, 2014. The IFC Facility contains customary financial covenants, including maintenance of a maximum ratio of liabilities to tangible net worth and a minimum debt service coverage ratio, and covenants that, among other things, place limits on the Company’s ability to incur debt, create liens, make investments and acquisitions, sell assets, pay dividends, engage in transactions with affiliates, and make capital expenditures. The Company was in compliance with the financial covenants as of June 30, 2014.

Debt Payments Schedule

The following table sets forth the Company’s debt obligations as of June 30, 2014:

(In thousands)

	Total	2014	2015	2016	2017	2018	Thereafter
IFC 2005 loan	$10,545	$—	$10,545	$—	$—	$—	$—
IFC 2013 loan	5,625	1,500	750	1,500	1,500	375	—
China Exim loans	7,929	1,586	793	1,586	1,586	1,586	792
DEG 2013 loan	4,687	1,250	625	1,250	1,250	312	—
IFC 2014 Rehab loan	12,000	—	—	—	1,200	1,200	9,600

Total	$40,786	$4,336	$12,713	$4,336	$5,536	$3,473	$10,392

Note 9. TAXES

We recorded a $2,238,000 provision for taxes in the three months ended June 30, 2014 compared to a provision for taxes of $1,688,000 for the three months ended June 30, 2013. We recorded a $3,820,000 provision for taxes in the six months ended June 30, 2014 compared to a provision for taxes of $3,574,000 for the six months ended June 30, 2013. The effective tax rate was calculated in accordance with ASC 740-270. Our tax expense includes the effect of losses in entities for which we cannot recognize a benefit in accordance with the provisions of ASC 270 and ASC 740-270 and the effect of valuation allowance for deferred tax assets.

The Company’s effective tax rate is higher in the three and six months ended June 30, 2014 than in the three and six months ended June 30, 2013. The table below provides detail into our consolidated pretax loss and provision for income tax by separating this information into three categories: operating entities, start-up entities and corporate entities. Our operating entities consist of our established hospitals and clinics in China, and which therefore record tax expense at the China statutory rate of approximately 25%. Our start up entities in the table below primarily consists of our hospital in Tianjin and the newly-opened Rehabilitation Hospital in Beijing, and no tax benefit has been recorded for the effect of the start up losses for those entities. Our parent company and subsidiary holding companies, referred to as the corporate entities in the table below, have incurred losses for which no tax benefits were recorded.

(in thousands)

Period ended June 30, 2014

	Three months			Six months
	Income (loss) Before Income Taxes	Provision for Income Taxes	Effective Tax Rate	Income (loss) Before Income Taxes	Provision for Income Taxes	Effective Tax Rate
Operating Entities	$7,549	$2,203	29%	$13,566	$3,792	28%
Start-Up Entities	(2,793)	0	0%	(6,400)	0	0%
Corporate Entities	(3,211)	35	-1%	(7,553)	28	0%

Total	$1,545	$2,238	145%	$(387)	$3,820	-987%

Period ended June 30, 2013

	Three months			Six months
	Income (loss) Before Income Taxes	Provision for Income Taxes	Effective Tax Rate	Income (loss) Before Income Taxes	Provision for Income Taxes	Effective Tax Rate
Operating Entities	$5,557	$1,668	30%	$11,246	$3,554	32%
Start-Up Entities	(2,243)	—	0%	(4,244)	—	0%
Corporate Entities	(1,748)	20	-1%	(3,612)	20	-1%

Total	$1,566	$1,688	108%	$3,390	$3,574	105%

We recognize interest and penalties related to uncertain tax positions in income tax expense. As of June 30, 2014 and December 31, 2013, we had no accrued interest or penalties related to uncertain tax positions.

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

The following is a reconciliation of the numerators and denominators of the basic and diluted Earnings per Share (EPS) computations for net loss and other related disclosures (in thousands, except for share and per share data):

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Basic net loss per share computation:
Numerator:
Net loss	$(693)	$(122)	$(4,207)	$(184)
Denominator:
Weighted average shares outstanding—basic	17,813,312	16,582,068	17,750,642	16,566,004
Net loss per common share—basic:	$(.04)	$(.01)	$(.24)	$(.01)

Diluted net loss per share computation:
Numerator:
Net loss	$(693)	$(122)	$(4,207)	$(184)

Denominator:
Weighted average shares outstanding—basic	17,813,312	16,582,068	17,750,642	16,566,004
Effect of dilutive securities:
Shares issuable upon exercise of dilutive outstanding stock options, vesting of restricted stock and PRSUs:	—	—	—	—

Weighted average shares outstanding-diluted	17,813,312	16,582,068	17,750,642	16,566,004

Net loss per common share—diluted:	$(.04)	$(.01)	$(.24)	$(.01)

For the three months ended June 30, 2014 and 2013, there were 1,615,618 and 110,059 shares, respectively, which were not included in the calculation of diluted net loss per share as the effect would have been antidilutive. For the six months ended June 30, 2014 and 2013, there were 1,650,173 and 521,516 shares, respectively, which were not included in the calculation of diluted net income per share as the effect would have been antidilutive.

During the first quarter of 2012, the Company granted performance-based restricted stock units (“PRSU”) awards representing at target approximately 214,000 shares. The Company includes the shares underlying the PRSU awards in the calculation of diluted EPS when they become contingently issuable and excludes such shares when they are not contingently issuable. Based on the achievement of results in excess of targets, 286,760 PRSUs was earned on December 31, 2012 and were included in the calculation of diluted EPS on a prorated basis for the three and six months ended June 30, 2014 and 2013.

During the first quarter of 2013, the Company granted PRSU awards representing at target approximately 147,800 shares. The Company includes the shares underlying the PRSU awards in the calculation of diluted EPS when they become contingently issuable and excludes such shares when they are not contingently issuable. For the three and six months ended June 30, 2014, the Company has excluded such shares when calculating the diluted EPS as the performance conditions underlying the awards have not yet been satisfied.

During the first quarter of 2014, the Company granted PRSU awards representing at target approximately 92,700 shares. The Company includes the shares underlying the PRSU awards in the calculation of diluted EPS when they become contingently issuable and excludes such shares when they are not contingently issuable. For the three and six months ended June 30, 2014, the Company has excluded such shares when calculating the diluted EPS as the performance conditions underlying the awards have not yet been satisfied.

Note 11. STOCKHOLDERS’ EQUITY

Stock-Based Compensation

The Company incurred stock based compensation expense of $1,442,000 and $2,209,000 for the three and six months ended June 30, 2014, respectively, and $1,444,000 and $2,234,000 for the three and six months ended June 30, 2013, respectively, for Company employees and outside directors.

The Company granted restricted shares in the first quarter of 2014 that vest over a three-year period. The Company also granted restricted stock of 20,633 to independent directors in May 2014. The Company recognizes expense ratably over the vesting period of the stock options or restricted stock, net of estimated forfeitures. The Company will record additional expense if the actual forfeitures are lower than estimated and will record a recovery of prior expense if the actual forfeitures are higher than estimated.

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

The following table summarizes the stock option activity during the six months ended June 30, 2014:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)*
Options outstanding at December 31, 2013	1,074,490	$10.68
Granted	—	—
Exercised	(101,150)	9.27
Expired	(1,001)	13.26

Options outstanding at June 30, 2014	972,339	$10.82	3.49	$12,511

Options exercisable at June 30, 2014	967,838	$10.81	3.47	$12,468

*	The aggregate intrinsic value on this table was calculated based on the positive difference between the closing market price of the Company’s common stock on June 30, 2014 ($23.69) and the exercise price of the underlying options.

During the six months ended June 30, 2014 and 2013, the total intrinsic value of stock options exercised was $1,097,000 and $58,000, respectively, and the actual cash received upon exercise of stock options was $828,000 and $112,000, respectively. The unamortized fair value of the stock options as of June 30, 2014 was $38,000, the majority of which is expected to be expensed over the weighted-average period of 0.94 years.

The following table summarizes activity relating to restricted stock for the six months ended June 30, 2014:

	Number of shares underlying restricted stock	Aggregate Intrinsic Value of Restricted Stock (in thousands) *
Outstanding at December 31, 2013	416,225
Granted	96,133
Vested	(172,227)
Forfeited	(10,614)

Outstanding at June 30, 2014	329,517	$7,807

Expected to vest	233,213	$5,525

*	The aggregate intrinsic value on this table was calculated based on the closing market price of the Company’s common stock on June 30, 2014 ($23.69).

The weighted average remaining contractual term of the restricted stock, calculated based on the service-based term of each grant, is approximately two years. As of June 30, 2014, the unamortized fair value of the restricted stock was $2,906,000. This unamortized fair value is expected to be expensed over the weighted-average period of 1.54 years. Restricted stock is valued at the stock price on the date of grant.

Long-Term Incentive Plans (“LTIP”)

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

The awards under the 2014 LTIP are initially expressed as a target number of units. The target number of units will be adjusted to reflect the attainment of the Company’s performance metrics during the applicable performance period, which in the case of the awards granted for the 2014 LTIP, will be the combined calendar years 2014, 2015 and 2016. The performance metrics used for these awards are Revenue and Adjusted EBITDA, with the adjustment to the target number of units based on a combination of the level of performance on these metrics, ranging from zero if performance did not meet specified levels up to a maximum of 150% of the target number of units. The number of units earned vest based on continued employment at the end of 2017, subject to accelerated vesting in specified events. Upon the vesting of a unit, the award holder will receive one share of our common stock in settlement of that unit. The target number of PRSUs awarded under the 2014 LTIP was 92,700 units. Upon the completion of the service period, vested PRSUs will be settled by the delivery of Chindex common stock. Compensation expense is based on the fair value of the PRSUs at the grant date, which was equal to the stock price on the date of the grant and will be recognized over the combined performance and service periods of approximately 3.75 years, beginning on March 27, 2014. The Company recognized expense of $84,000 and $88,000 for the three and six months ended June 30, 2014. Based on our estimates as of June 30, 2014, the unamortized fair value of the PRSUs expected to be awarded, net of amount expected to be invoiced to CML, was $1,186,000. This unamortized fair value is expected to be expensed over the period through December 31, 2017, as adjusted to reflect the actual number of PRSUs awarded.

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

The awards under the 2013 LTIP are initially expressed as a target number of units. The target number of units will be adjusted to reflect the attainment of the Company’s performance metrics during the applicable performance period, which in the case of the awards granted for the 2013 LTIP, will be the combined calendar years 2013 and 2014. The performance metrics used for these awards are Revenue and Adjusted EBITDA, with the adjustment to the target number of units based on a combination of the level of performance on these metrics, ranging from zero if performance did not meet specified levels up to a maximum of 150% of the target number of units. The number of units so determined will be increased or decreased by up to 25% based on the Company’s stock performance during 2013 and 2014 relative to the performance of the NASDAQ Golden Dragon China Index. The number of units earned after this adjustment are subject to vesting based on continued employment, with one-half of the units vesting at the end of each of 2015 and 2016, subject to accelerated vesting in specified events. Upon the vesting of a unit, the award holder will receive one share of our common stock in settlement of that unit. The target number of PRSUs awarded under the 2013 LTIP was 147,800 units. Upon the completion of the service period, vested PRSUs will be settled by the delivery of Chindex common stock. Compensation expense is based on the estimated fair value of the PRSUs at the grant date, using a Monte Carlo simulation and will be recognized over the combined performance and service periods of approximately 3.75 years, beginning on March 27, 2013. Expense for the 2013 LTIP in the three months ended June 30, 2014 and 2013, net of amount invoiced to CML, was $133,000 and $121,000, respectively. Expense for the 2013 LTIP in the six months ended June 30, 2014 and 2013, net of amount invoiced to CML, was $263,000 and $128,000, respectively.

Based on our estimates as of June 30, 2014, the unamortized fair value of the PRSUs expected to be awarded, net of amount expected to be invoiced to CML, was $1,016,000. This unamortized fair value is expected to be expensed over the period through December 31, 2016, as adjusted to reflect the actual number of PRSUs awarded.

2012 LTIP

The 2012 LTIP is similar to the 2013 LTIP, as both programs have four-year durations. However, the 2012 LTIP has a one-year performance period and three-year service period subsequent to the performance period, whereas the 2013 LTIP has a two-year performance period and a two-year service period subsequent to the performance period. The one-year performance period for the 2012 LTIP was completed on December 31, 2012. Actual financial results in 2012 exceeded targets, and the value of the Earned PRSUs will be amortized over the remaining service period through December 31, 2015. Expense for the 2012 LTIP in the three months ended June 30, 2014 and 2013, net of amount invoiced to CML, was $127,000 and $233,000, respectively. Expense for the 2012 LTIP in the six months ended June 30, 2014 and 2013, net of amount invoiced to CML, was $251,000 and $463,000, respectively. Based on our estimates as of June 30, 2014, the unamortized fair value of the PRSUs expected to be awarded, net of amount expected to be invoiced to CML, was $465,000. This unamortized fair value is expected to be expensed over the period through December 31, 2015, as adjusted to reflect the actual number of PRSUs awarded.

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

Pursuant to the Stock Purchase Agreement, the sale of the Shares would be completed in two closings. The initial closing occurred on August 27, 2010, at which the Company issued 933,022 Shares to Investor for an aggregate purchase price of $13,995,330 or $13,803,000 net of transaction costs. At the second closing (the “Second Closing”) under the Stock Purchase Agreement, the Company would sell the remaining 1,057,425 Shares to Investor for an aggregate purchase price of $15,861,375. The Second Closing was subject to the consummation of CML, which was formed effective December 31, 2010. CML engages in the businesses of, among other things, (i) the marketing, distribution and servicing of medical equipment in China and Hong Kong and (ii) the manufacturing, marketing, sales and distribution of medical devices and medical equipment and consumables, including our former Medical Products division. CML was initially 51%-owned by FosunPharma and 49%-owned by the Company, and is currently 30%-owned by the Company. The Stock Purchase Agreement further provides that in the event that the Second Closing was not consummated within a prescribed period, then the Stock Purchase Agreement could be terminated by either party solely with respect to the Second Closing, provided the absence of such consummation was not principally caused by the terminating party. As a result of the elapse of the prescribed period, the Company terminated the Stock Purchase Agreement on April 10, 2014.

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

Note 13. COMMITMENTS AND CONTINGENCIES

Leases

The Company leases office space and space for hospital and clinic operations under operating leases. Future minimum payments under these non-cancelable operating leases consist of the following (in thousands):

Six months ending December 31,
2014	$6,790
Year ending December 31,
2015	12,772
2016	10,916
2017	10,333
2018	9,936
Thereafter	90,913

Net minimum rental commitments	$141,660

The above leases require the Company to pay certain pass through operating expenses and rental increases based on inflation.

Rental expense was approximately $3,371,000 and $2,410,000 for the three months ended June 30, 2014 and 2013, respectively. Rental expense was approximately $6,636,000 and $4,771,000 for the six months ended June 30, 2014 and 2013, respectively.

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

The fair value of debt was calculated based on an estimate of the present value of the debt payments. As of June 30, 2014, the carrying value of the Company’s debt outstanding was $40.8 million, and the estimated fair value was $40.8 million. The carrying amounts of the remaining debt instruments approximate fair value, as the instruments are subject to variable rates of interest or have short maturities.

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

RESULTS OF OPERATIONS

On April 21, 2014, the Company announced that it had entered into an amended and restated merger agreement (the “Amended Agreement”) with a buyer consortium (the “Buyer Consortium”) comprised of an affiliate of TPG, an affiliate of Shanghai Fosun Pharmaceutical (Group) Co., Ltd., and Ms. Roberta Lipson, the CEO of the Company, and a merger subsidiary of the Buyer Consortium. Pursuant to the Amended Agreement, upon the terms and subject to the conditions thereof, at the effective time of the merger, the merger subsidiary of the Buyer Consortium will be merged with and into the Company and the Company will become a wholly-owned subsidiary of the Buyer Consortium. Among other changes, the Amended Agreement provides for an increase in the merger consideration from $19.50 under the original merger agreement entered into on February 17, 2014 with the Buyer Consortium (the “Original Agreement”) to $24.00 per share in cash and an increase in implied equity value from $369 million under the Original Agreement to $461 million.

If the merger is completed, the Company will cease to be a publicly traded company. See Note 1 for further information.

Three months ended June 30, 2014 compared to three months ended June 30, 2013

Overview of Consolidated Results

We own and operate the United Family Healthcare network of private hospitals and clinics in the People’s Republic of China. United Family Healthcare currently operates hospitals and affiliated clinic facilities in the Beijing, Shanghai, Tianjin and Guangzhou markets. Our network operations in the Beijing, Shanghai and Guangzhou markets have earned the accreditation of the Joint Commission International. Our current network operations include the following facilities:

•	Beijing Market

•	Beijing United Family Hospital main campus

•	120 licensed beds

•	As of the close of the recent period, 67 available beds

•	United Family Rehabilitation Hospital

•	101 licensed beds

•	As of the close of the recent period, 15 available beds

•	Five affiliated satellite clinics

•	Shanghai Market

•	Shanghai United Family Hospital main campus

•	50 licensed beds

•	As of the close of the recent period, 30 available beds

•	Two affiliated satellite clinics

•	Two managed clinics

•	Tianjin Market

•	Tianjin United Family Hospital main campus

•	26 licensed beds

•	As of the close of the recent period, 25 available beds

•	Guangzhou Market

•	One affiliated clinic

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

In connection with the expansion plans outlined above, over the next twelve months we have planned capital expenditures of up to $31 million for construction, equipment and information systems (see “Liquidity and Capital Resources”). During the three months ended June 30, 2014, development, pre-opening and start-up expenses, including post-opening expenses, for these projects were $3,049,000 compared to $2,895,000 in the prior period, reflecting primarily expenses incurred for the Beijing, Pudong and Qingdao projects.

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

Our discussion and analysis below relates to the revenue and expenses of our healthcare services business for the three months ended June 30, 2014 compared to the comparable prior year period.

Net Revenue

(in thousands)

	Three months ended June 30,
	2014	2013	Change
Healthcare services net revenue	$55,453	$45,977	21%

Our healthcare services revenue for the three months ended June 30, 2014 was $55,453,000, a 21% increase from the three months ended June 30, 2013 revenue of $45,977,000. The increase in net revenue is attributable to growth in both inpatient and outpatient services.

The table below identifies the relative contribution of inpatient and outpatient services to gross revenue:

	Three months ended June 30,
	2014	2013
Inpatient/Outpatient gross revenue percentages
Inpatient services as percent of gross revenue	43%	42%
Outpatient services as percent of gross revenue	57%	58%

	100%	100%

The table below identifies the primary service lines contributing to gross revenue:

	Three months ended June 30,
	2014	2013
Gross revenue by service line:
Surgical services	22.5%	20.6%
OB/GYN	13.4%	12.3%
Pediatrics	8.2%	6.9%
Ancillary services
Laboratory	8.3%	8.4%
Radiology	8.9%	9.7%
Pharmacy	10.5%	10.8%
Internal Medicine	3.4%	3.6%
Emergency Room	2.9%	3.7%
Dental	2.8%	3.4%
Family Medicine	2.2%	1.9%
All other services	16.9%	18.7%

	100%	100%

Operating expenses

(in thousands)

	Three months ended June 30,
	2014	2013	Change
Salaries, wages and benefits	$30,786	$26,834	15%
Other operating expenses	6,579	5,642	17%
Supplies and purchased medical services	6,970	5,590	25%
Bad debt expense	460	1,140	-60%
Depreciation and amortization	3,410	2,353	45%
Lease and rental expense	3,371	2,410	40%

Subtotal	51,576	43,969	17%
Merger transaction expenses	2,035	109	1767%

	$53,611	$44,078	22%

Salaries, wages and benefits increased 15% in the recent period compared to the comparable prior year period primarily due to the increased headcount of 16.2% associated with the revenue increases and development activities as well as certain government mandated increases in social benefits. The increase in headcount was due to both increased activities in our existing facilities as well as for hiring new personnel to staff our expanded Beijing facilities.

Other operating expenses increased by $937,000, or 17%, primarily due to increased other professional fees of $352,000, repair and maintenance costs of $222,000, office supply of $109,000 and foreign exchange loss of $225,000.

Supplies and purchased medical services increased by $1,380,000, or 25%, due to increased usage of medical supplies of $1,410,000, or 28% and decreased pharmaceuticals of approximately $29,000, or 6%.

Bad debt expense decreased by $680,000, and, as a percentage of net revenue, bad debt expense was 0.8% for the three months ended June 30, 2014, compared to 2.5% in the prior year period, which is on the low end of our historic averages of approximately 1%-3%. In management’s review of the allowance for doubtful accounts at June 30, 2014, it was noted that the allowance was too high at the end of the prior quarter ended March 31, 2014 by approximately $540,000. The reversal of the $540,000 resulted in the relatively low bad debt expense in the three months ended June 30, 2014. Management believes that the impact of correcting this in the three-month period ended June 30, 2014 is immaterial to both periods ended June 30, 2014 and March 31, 2014, respectively.

Depreciation and amortization expense increased by $1,057,000, or 45% to $3,410,000, primarily due to the opening of expanded facilities.

Lease and rental expense increased to $3,371,000 in the recent period compared to $2,410,000 in the prior year period, primarily due to the increase in the total building space utilized in the expanded operations of our hospital and clinic network.

Merger transaction expenses in the three months ended June 30, 2014 were $2,035,000 primarily for the legal and financial services provided to the Board’s Transaction Committee which consists of independent directors.

Other Income and Expenses

Interest income during the three months ended June 30, 2014 and 2013 was $226,000 and $241,000, respectively, primarily due to the low interest rates.

Interest expense during the three months ended June 30, 2014 and 2013 was $389,000 and $226,000, respectively, primarily due to increases of new loans.

Equity in loss of unconsolidated affiliates was ($174,000) and ($387,000) for the three months ended June 30, 2014 and 2013. This represents our 30% interest for the three months ended June 30, 2014 and 2013 in the net loss of CML.

Taxes

We recorded a provision for taxes of $2,238,000 for the three months ended June 30, 2014, compared to a provision for taxes of $1,688,000 for the three months ended June 30, 2013. The effective tax rate for our operating entities was 29% compared to 30% in the comparable prior year period. The remaining portion of the variance in the effective tax rate in the current period is primarily due to the effect of losses in start-up entities and corporate entities for which we cannot recognize tax benefits.

Six months ended June 30, 2014 compared to six months ended June 30, 2013

Overview of Consolidated Results

In connection with the expansion plans outlined above, over the next twelve months we have planned capital expenditures of up to $31 million for construction, equipment and information systems (see “Liquidity and Capital Resources”). During the six months ended June 30, 2014, development, pre-opening and start-up expenses, including post-opening expenses, for these projects were $7,003,000 compared to $5,360,000 in the prior period, reflecting primarily expenses incurred for the Beijing, Pudong, Tianjin and Qingdao projects.

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

Our discussion and analysis below relates to the revenue and expenses of our healthcare services business for the six months ended June 30, 2014 compared to the comparable prior year period.

Net Revenue

(in thousands)

	Six months ended June 30,
	2014	2013	Change
Healthcare services net revenue	$105,338	$87,542	20%

Our healthcare services revenue for the six months ended June 30, 2014 was $105,338,000, a 20% increase from the six months ended June 30, 2013 revenue of $87,542,000. The increase in net revenue is attributable to growth in both inpatient and outpatient services.

The table below identifies the relative contribution of inpatient and outpatient services to gross revenue:

	Six months ended June 30,
	2014	2013
Inpatient/Outpatient gross revenue percentages
Inpatient services as percent of gross revenue	42%	42%
Outpatient services as percent of gross revenue	58%	58%

	100%	100%

The table below identifies the primary service lines contributing to gross revenue:

	Six months ended June 30,
	2014	2013
Gross revenue by service line:
Surgical services	20.6%	19.9%
OB/GYN	13.8%	13.3%
Pediatrics	9.0%	7.4%
Ancillary services
Laboratory	8.5%	8.4%
Radiology	8.9%	9.8%
Pharmacy	10.6%	11.2%
Internal Medicine	3.3%	3.6%
Emergency Room	2.9%	3.7%
Dental	3.0%	3.3%
Family Medicine	2.2%	1.9%
All other services	17.2%	17.5%

	100%	100%

Operating expenses

(in thousands)

	Six months ended June 30,
	2014	2013	Change
Salaries, wages and benefits	$58,822	$49,497	19%
Other operating expenses	13,019	11,274	15%
Supplies and purchased medical services	12,925	10,555	22%
Bad debt expense	1,574	2,119	-26%
Depreciation and amortization	6,652	4,655	43%
Lease and rental expense	6,636	4,771	39%

Subtotal	99,628	82,871	20%
Merger transaction expenses	5,336	192	2679%

	$104,964	$83,063	26%

Salaries, wages and benefits increased 19% in the recent period compared to the comparable prior year period primarily due to the increased headcount of 16.5% associated with the revenue increases and development activities as well as certain government mandated increases in social benefits. The increase in headcount was due to both increased activities in our existing facilities as well as for hiring new personnel to staff our expanded Beijing and Shanghai facilities.

Other operating expenses increased by $1,745,000, or 15%, primarily due to increased other professional fees of $398,000, repair and maintenance costs of $425,000, utility costs of $251,000, office supply of $150,000 and foreign exchange loss of $523,000.

Supplies and purchased medical services increased by $2,370,000, or 22%, due to increased usage of medical supplies of $2,309,000, or 24% and increased pharmaceuticals of approximately $61,000, or 7%.

Bad debt expense decreased by $545,000, and, as a percentage of net revenue, bad debt expense was 1.5% for the six months ended June 30, 2014 due to strong collection results, compared to 2.4% in the prior year period, which is in line with our historic averages of approximately 1%-3%.

Depreciation and amortization expense increased by $1,997,000, or 43% to $6,652,000, primarily due to the opening of expanded facilities.

Lease and rental expense increased to $6,636,000 in the recent period compared to $4,771,000 in the prior year period, primarily due to the increase in the total building space utilized in the expanded operations of our hospital and clinic network.

Merger transaction expenses in the six months ended June 30, 2014 were $5,336,000 primarily for the legal and financial services provided to the Board’s Transaction Committee which consists of independent directors.

Other Income and Expenses

Interest income during the six months ended June 30, 2014 and 2013 was $451,000 and $489,000, respectively, primarily due to the low interest rates.

Interest expense during the six months ended June 30, 2014 and 2013 was $748,000 and $328,000, respectively, primarily due to increases of new loans.

Equity in loss of unconsolidated affiliates was ($524,000) and ($1,287,000) for the six months ended June 30, 2014 and 2013. This represents our 30% interest for the six months ended June 30, 2014 and 2013 in the net loss of CML.

Taxes

We recorded a provision for taxes of $3,820,000 for the six months ended June 30, 2014, compared to a provision for taxes of $3,574,000 for the six months ended June 30, 2013. The effective tax rate for our operating entities was 28% compared to 32% in the comparable prior year period. The remaining portion of the variance in the effective tax rate in the current period is primarily due to the effect of losses in start-up entities and corporate entities for which we cannot recognize tax benefits.

LIQUIDITY AND CAPITAL RESOURCES

The following table sets forth our cash and accounts receivable as of June 30, 2014 and December 31, 2013 (in thousands):

	June 30, 2014	December 31, 2013
Cash and cash equivalents	$39,340	$33,107
Accounts receivable	24,960	23,041
Receivables from affiliates	1,870	2,897

Cash Flows

The following table sets forth a summary of our cash flows from operating activities for the six months ended June 30, 2014 and 2013 (in thousands):

	Six months ended June 30,
	2014	2013
OPERATING ACTIVITIES
Net loss	$(4,207)	$(184)
Non cash items	10,668	9,637
Changes in operating assets and liabilities:
Accounts receivable	(3,495)	(4,967)
Receivable from affiliates	1,027	(612)
Inventories of supplies	(224)	(425)
Accounts payable, accrued expenses, other current liabilities and deferred rent	1,119	(4,232)
Payable to affiliates	769	(12)
Income tax payable	(807)	(878)
Other current assets and other assets	(1,191)	(2,257)

Net cash provided by (used in) operating activities	$3,659	$(3,930)

Operating cash flow for the six months ended June 30, 2014 was higher than the six months ended June 30, 2013, primarily due to the decrease of receivable from affiliates and the increase of accounts payable.

The following table sets forth a summary of our cash flows from investing activities for the six months ended June 30, 2014 and 2013 (in thousands):

	Six months ended June 30,
	2014	2013
INVESTING ACTIVITIES
Purchases of property and equipment	$(9,137)	$(5,899)

Net cash used in investing activities	$(9,137)	$(5,899)

Investing activities for the six months ended June 30, 2014 and 2013 included acquisitions of property and equipment in connection with our ongoing development and expansion of the United Family Healthcare network of private hospitals and clinics.

The following table sets forth a summary of our cash flows from financing activities for the six months ended June 30, 2014 and 2013 (in thousands):

	Six months ended June 30,
	2014	2013
FINANCING ACTIVITIES
Restricted cash from IFC RMB loan sinking funds	$446	$444
Restricted cash from Exim loan	252	—
Proceeds from debt	12,000	11,000
Repayment of debt	(1,469)	(800)
Repurchase of restricted stock for income tax withholding	(355)	(220)
Proceeds from exercise of stock options	828	114

Net cash provided by financing activities	$11,702	$10,538

As of June 30, 2014, the Company utilized cash to fund the IFC RMB loan sinking funds and Exim loan of $446,000 and $252,000. The Company also made payments for the Exim loan, IFC loan and DEG loan of $1,469,000. The Company also received the proceeds of $12,000,000 from IFC loan for the Rehabilitation Hospital and $828,000 from the exercise of stock options for the six months ended June 30, 2014.

Capital Resources and Financing Requirements

Over the next twelve months, we anticipate total capital expenditures of up to approximately $31 million related to the maintenance and expansion of our business operations. Of this amount, up to approximately $8 million would be for maintenance and organic growth at our existing facilities in Beijing and Shanghai and up to approximately $3 million would be primarily related to network IT investment. Expansion projects would be expected to account for up to approximately $20 million of the remaining expenditures. These include final payments related to the opening of the Tianjin hospital of approximately $0.3 million, payments related to the Beijing Rehabilitation Hospital of approximately $0.6 million, payments related to clinic expansion in Beijing and Shanghai service areas of approximately $2.9 million, design and construction expenditures related to the Qingdao hospital project of up to $16 million, and design and construction expenditures for the Guangzhou hospital project of up to $0.2 million. We intend to fund these expenditures through corporate capital reserves, anticipated loan financings as described below and cash flow from operations. Registered foreign debt is expected to be secured by each operating foreign invested joint venture upon obtaining required governmental and credit approvals.

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

On May 8, 2014, the Company entered into a $12 million loan facility with IFC for the financing of the Beijing Rehabilitation Hospital project. In June 2014, we drew down the entire $12 million. The loan currently bears interest at the three-month LIBOR rate plus a spread of 4.95%.

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

FOREIGN CURRENCY EXCHANGE AND IMPACT OF INFLATION

Because we receive 100% of our revenue and generate approximately 93% of our expenses within China, we have foreign currency exchange risk. The Chinese currency (RMB) is not freely traded and is closely controlled by the Chinese Government. The U.S. dollar (USD) has experienced volatility in world markets recently. During the six months ended June 30, 2014, the RMB depreciated approximately 0.92% against the USD, resulting in an exchange loss of $237,000.

As part of our risk management program, we also perform sensitivity analyses to assess potential changes in revenue, operating results, cash flows and financial position relating to hypothetical movements in currency exchange rates. Our sensitivity analysis of changes in the fair value of the RMB to the USD at June 30, 2014, indicated that if the USD uniformly increased in value by 10% relative to the RMB, we would have experienced $317,000 increase in net loss. Conversely, a 10% increase in the value of the RMB relative to the USD at June 30, 2014, would have resulted in $387,000 decrease in net loss.

Based on the Consumer Price Index, for the three months ended June 30, 2014, the average annual rate of inflation in China and the United States was 2.3% and 2.1%, respectively. For the six months ended June 30, 2014, the average annual rate of inflation in China and the United States was 2.2% and 1.7%, respectively. The average annual rate of inflation over the three-year period from 2011 to 2013 was 3.6% in China and 2.3% in the United States.

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

Changes in Internal Control over Financial Reporting

Our management, including our principal executive and principal financial officers have evaluated any changes in our internal control over financial reporting that occurred during the three months ended June 30, 2014, and has concluded that there was no change that occurred during the three months ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

CHINDEX INTERNATIONAL, INC.

Dated: August 11, 2014	By:	/s/ Lawrence Pemble
Lawrence Pemble
Chief Operating Officer and Director

Dated: August 11, 2014	By:	/s/ Robert C. Low
Robert C. Low
Senior Vice President of Finance, Chief Financial Officer, and Corporate Controller (Principal Financial and Accounting Officer)